Form 10-Q
period 1995-03-31
GOLDFIELD CORP
filed 1995-05-10
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                               (Mark One)


   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

              For the quarterly period ended March 31, 1995

                                   OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the transition period from ________________ to _______________


                     Commission file number - 1-7525


                         THE GOLDFIELD CORPORATION
           (Exact name of registrant as specified in its charter)


             Delaware                                   88-0031580
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


   100 Rialto Place, Suite 500, Melbourne, Florida                   32901
      (Address of principal executive offices)                    (Zip Code)


                               (407) 724-1700
             (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
   for the past 90 days.   Yes    X       No

   There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of April 28, 1995.

                        PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                        CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                               March 31,        December 31,
ASSETS                                           1995               1994

Current assets
 Cash and cash equivalents                   $ 5,671,003        $ 5,875,538
 Accounts receivable and accrued billings      1,063,633          1,484,460
 Current portion of notes receivable
   (Note 2)                                      188,001            190,962
 Inventories (Note 3)                            193,740            216,708
 Costs and estimated earnings in excess of
   billings on uncompleted contracts             563,899            248,320
 Prepaid expenses and other current assets       232,890            259,870
   Total current assets                        7,913,166          8,275,858

Properties
 Land, mines, mining claims, buildings,
   machinery and equipment, at cost           20,214,559         20,297,769
 Less accumulated depreciation, depletion
   and amortization                           16,155,866         16,314,120
   Net properties                              4,058,693          3,983,649

Notes receivable, less current portion
  (Note 2)                                       645,000            690,000

Deferred charges and other assets
 Deferred income taxes (Note 4)                  916,000            922,000
 Repurchased royalties at cost, less
   accumulated amortization of $139,081
   in 1995 and $132,562 in 1994                  180,369            186,888
 Cash surrender value of life insurance          404,212            399,511
   Total deferred charges and other assets     1,500,581          1,508,399

Total assets                                 $14,117,440        $14,457,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued liabilities    $   744,702        $   608,059
 Billings in excess of costs and estimated
   earnings on uncompleted contracts              24,421            108,049
 Current portion of deferred gain (Note 2)        48,720             48,720
   Total current liabilities                     817,843            764,828

Deferred gain on installment sale, less
 current portion (Note 2)                        174,580            186,760

Total liabilities                                992,423            951,588

Stockholders' equity
 Preferred stock, $1 par value per share,
   5,000,000 shares authorized; issued
   and outstanding 339,407 shares of
   Series A 7% voting cumulative
   convertible stock                             339,407            339,407
 Common stock, $.10 par value per share,
   40,000,000 shares authorized; issued
   26,872,106 shares                           2,687,211          2,687,211
 Capital surplus                              18,369,860         18,369,860
 Retained earnings (deficit)                  (8,252,741)        (7,871,440)
   Total                                      13,143,737         13,525,038
Less common stock in treasury, 17,358
  shares, at cost                                 18,720             18,720
   Total stockholders' equity                 13,125,017         13,506,318

Total liabilities and stockholders'
  equity                                     $14,117,440        $14,457,906




See accompanying Notes to Consolidated Financial Statements

                         THE GOLDFIELD CORPORATION
                            and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                            1995           1994
Revenue
   Electrical construction               $1,604,989     $1,648,114
   Mining                                   467,335        553,509
   Royalty income                            34,067         56,804
   Other income, net                        116,105         98,356
     Total revenue                        2,222,496      2,356,783

Costs and expenses
   Electrical construction                1,655,017      1,831,743
   Mining                                   463,794        502,484
   Depreciation                             199,097        195,325
   Amortization of repurchased royalties      6,519          6,519
   General and administrative               267,431        285,052
     Total costs and expenses             2,591,858      2,821,123

Income (loss) from operations before
   income taxes                            (369,362)      (464,340)

Income taxes (benefit) (Note 4)               6,000        (38,000)

Net income (loss)                          (375,362)      (426,340)

Preferred stock dividends                     5,939          5,939

Earnings (loss) available to common
  stockholders                           $ (381,301)    $ (432,279)

Earnings (loss) per share of common
  stock (Note 5)                             $(0.01)        $(0.02)


Weighted average number of shares
  outstanding                            26,854,748     26,854,748




See accompanying Notes to Consolidated Financial Statements

                        THE GOLDFIELD CORPORATION
                             and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       1995           1994
Cash flows from operating activities
Net income (loss)                                  $ (375,362)    $ (426,340)
Adjustments to reconcile net income to net
 cash provided from (used by) operating
 activities
   Depreciation and amortization                      205,616        232,936
   Deferred income taxes                                6,000        (38,000)
   Deferred gain on sale of subsidiary                (12,180)       (12,180)
   Gain on sale of property and equipment                (150)       (16,664)
   Decrease in accounts receivable
     and accrued billings                             420,827        594,778
   Decrease in inventories                             22,968         17,199
   Increase in costs and estimated
     earnings in excess of billings on
     uncompleted contracts                           (315,579)       (85,177)
   Decrease (increase) in prepaid expenses
     and other current assets                          26,980        (83,408)
   Increase in cash surrender
     value of life insurance                           (4,701)       (12,301)
   Increase (decrease) in accounts payable
     and accrued liabilities                          136,643       (579,122)
   Increase (decrease) in billings in excess
     of costs and estimated earnings
     on uncompleted contracts                         (83,628)        86,390
       Total adjustments                              402,796        104,451
       Net cash provided from (used by)
       operating activities                            27,434       (321,889)

Cash flows from investing activities
 Proceeds from the disposal of fixed assets               150         28,711
 Proceeds from notes receivable                        47,961         49,500
 Purchases of fixed assets                           (274,141)      (329,244)
     Net cash used by investing activities           (226,030)      (251,033)

Cash flows from financing activities
 Payments of preferred stock dividends                 (5,939)        (5,939)
     Net cash used by financing activities             (5,939)        (5,939)

Net increase (decrease) in cash and
 cash equivalents                                    (204,535)      (578,861)
Cash and cash equivalents at beginning of year      5,875,538      6,961,275
Cash and cash equivalents at end of year           $5,671,003     $6,382,414

Interest paid                                      $       --     $       --
Taxes paid                                                 --             --




See accompanying Notes to Consolidated Financial Statements


                      THE GOLDFIELD CORPORATION
                          and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1995


     Note 1 - Basis of Presentation

     In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1994, was derived from the audited consolidated balance sheet. These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1994.
     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

     Note 2 - Sale of Mining Subsidiary

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company, was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through October 1999. The note bears interest at the rate of prime plus 1% (10% at March 31, 1995) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214. In the three months ended March 31, 1995 and 1994, $12,180 of such deferred gain was recognized as revenue. The installment method recognizes proportionate amounts of the gain associated with the transaction as cash is received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Note 3 - Inventories

     Inventories are summarized as follows:

                                          March 31,     December 31,
                                             1995          1994

      Materials and supplies              $ 82,326       $ 93,686
      Industrial mineral products           92,059        107,382
      Ores in process                       19,355         15,640
      Total inventories                   $193,740       $216,708

     Note 4 - Income Taxes

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statements of operations for the quarter ended March 31, 1993.

     The income tax provision (benefit) for the three months ended March 31, 1995 and 1994 consists of the following:


                                 1995         1994
         Current
            Federal            $   --      $     --
            State                  --            --
                                   --            --
         Deferred
            Federal             5,000       (26,000)
            State               1,000       (12,000)
         Total                 $6,000      $(38,000)

     The deferred income tax benefit for the three months ended March 31, 1995 and 1994 represents the portion of deferred tax assets that the Company estimates will ultimately be realized.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of March 31, 1995 and December 31, 1994 are as follows:

                                               March 31,     December 31,
                                                  1995           1994
     Deferred tax assets
       Depletion, mineral rights
         and deferred development
         and exploration cost                $   325,000    $   325,000
       Accrued workers' compensation
         costs                                    66,000        116,000
       Accrued vacation                           14,000         14,000
       Property and equipment,
         principally due to differences
         in depreciation and valuation
         write-downs                             445,000        461,000
       Net operating loss carryforwards        2,632,000      2,430,000
       Investment tax credit
         carryforwards                           320,000        320,000
       Alternative minimum tax
         credit carryforwards                    256,000        256,000
                                               4,058,000      3,922,000
     Valuation allowance                      (3,142,000)    (3,000,000)
       Total net deferred tax assets             916,000        922,000
     Deferred tax liabilities                         --             --
     Net deferred tax assets                 $   916,000    $   922,000

     The Company has recorded a valuation allowance in accordance with the provisions of SFAS 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company increased the valuation allowance for net deferred tax assets by approximately $142,000 for the quarter ended March 31, 1995. There was no change in the valuation allowance for the quarter ended March 31, 1994.

     At March 31, 1995, the Company had tax net operating loss carryforwards of approximately $6,900,000 available to offset future regular taxable income, which if unused, will expire from 1999 through 2010.

     Although the Tax Reform Act of 1986 eliminated investment tax credit for non-transitional property placed in service after December 31, 1985, the Company has investment tax credit carryforwards of approximately $320,000 available to reduce future Federal income taxes, which if unused, will expire from 1995 through 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $256,000 which are available to reduce future Federal income taxes over an indefinite period.

     Note 5 - Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per common share, after deducting dividend requirements on the Company's Preferred Stock of $5,939 in each of the three month periods ended March 31, 1995 and 1994 were based on the weighted average number of shares of Common Stock outstanding, excluding average shares of Treasury stock, of 17,358 for each of the three month periods ended March 31, 1995 and 1994. The inclusion of Common Stock issuable upon conversion of Preferred Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings
     (loss) per common share, after deducting dividend requirements.


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

     Results of Operations - Three Months Ended March 31, 1995 Compared to Three Months Ended March 31, 1994.

     Net Income (Loss)

     The Company incurred a net loss of $375,362 during the three months ended March 31, 1995, compared to a net loss of $426,340 for the three months ended March 31, 1994.

     Revenues

     Total revenues in the three months ended March 31, 1995 were $2,222,496, compared to $2,356,783 in the like 1994 period. The 1995 decrease in revenues was attributable to both electrical construction and mining operations.

     Electrical construction revenue in the three months ended March 31, 1995 of $1,604,989 was 3% lower than such revenue in the like 1994 period of $1,648,114.

     Revenue from mining operations in the three months March 31, 1995 decreased to $467,335, 16% less than such revenue in the like 1994 period of $553,509. This decrease was primarily attributable to the Company's Lordsburg mining operations.

     Operating Results

     Southeast Power Corporation ("Southeast Power"), the Company's electrical construction subsidiary, had an operating loss of $169,778 during the three months ended March 31, 1995, compared to an operating loss of $320,248 for the like period in 1994. The operating results were improved primarily due to increased gross margins from contract work. The varying magnitude and duration of projects undertaken by Southeast Power may result in substantial fluctuation in its backlog from time to time. At March 31, 1995, the approximate value of uncompleted contracts was $5,775,000, compared to $1,700,000 at February 14, 1995 and $5,750,000 at March 31, 1994. Not reported in backlog as of March 31, 1995 and February 14, 1995 is approximately $725,000 and $5,300,000, respectively, of contract work for various customers of which Southeast Power has been advised that they are the low bidder.

     During the three months ended March 31, 1995, the net operating loss from mining operations was $35,508, compared to an operating profit of $51,204 during the three months ended March 31, 1994. Operating results from mining operations were lower in 1995 primarily due to lower operating results at the Company's Lordsburg mining operations. In the three months ended March 31, 1995, revenue from Lordsburg was $62,028, compared to $132,235 in the like 1994 period. Royalty income (which is included in the operating profit (loss) for mining operations) was $34,067 in the first quarter of 1995 compared to $56,804 in the like 1994 period.

     During the three months ended March 31, 1995, mining revenue exceeded the related cost of mining by $3,541. During the three months ended March 31, 1994, mining revenue exceeded the related cost of mining by $51,025.

     In the three months ended March 31, 1995, St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 6,272 tons of natural zeolite, compared to 6,533 tons in the like 1994 period. St. Cloud has added drying, warehousing, bagging and additional screening and related capabilities to the mill. St. Cloud has completed the construction of an off site rail loading facility to better serve customers and expand the transportation network.

     Surface and underground mining related to St. Cloud's base and precious metals mining operation has been halted since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining metal prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     In 1990, The Lordsburg Mining Company (formerly Goldfield-Hidalgo, Inc.), a wholly-owned subsidiary of the Company ("Lordsburg"), entered into a venture agreement with Federal Resources Corporation ("Federal") to explore, develop and mine deposits near Lordsburg in southwestern New Mexico. Underground mining at Lordsburg has been suspended since February 1993. Although the Company has continued limited production of construction aggregates and barren, siliceous flux at Lordsburg, a final decision with respect to the future operations at Lordsburg has not been reached. In April 1994, the Company acquired Federal's 50% interest in the Lordsburg properties for $75,000. Prior to acquisition of Federal's interest, Lordsburg did not produce sufficient revenue over the related expenses to permit a net proceeds distribution to Lordsburg and Federal.


     Information with respect to mineralized siliceous converter flux sales of Lordsburg is set forth in the table below:

                                     Three Months Ended March 31,

                                            1995        1994
     Mineralized siliceous converter flux

       Ore sold (tons)                       --         2,428

       Copper
          Quantity sold (pounds)             --        31,222
          Ore grade                          --         0.91%
          Average sales price per pound      --         $0.72
          % of gross metal sales             --          21%

       Silver
          Quantity sold (ounces)             --         6,668
          Ore grade (ounces per ton)         --          3.26
          Average sales price per ounce      --         $5.13
          % of gross metal sales             --          31%

       Gold
          Quantity sold (ounces)             --           134
          Ore grade (ounces per ton)         --          0.068
          Average sales price per ounce      --         $385.54
          % of gross metal sales             --           48%

     There were no sales of mineralized siliceous converter flux during the first quarter ended March 31, 1995.

     In addition to the above sales of mineralized siliceous converter flux, during the three months ended March 31, 1995, Lordsburg sold 1,380 tons of barren, siliceous flux to copper smelters, compared to 1,426 tons sold in the like 1994 period. Lordsburg also sold 4,906 tons of construction aggregate material during the three months ended March 31, 1995, compared to 160 tons sold in the like 1994 period.

     Other Income

     Other income for the three months ended March 31, 1995 was 116,105, compared to $98,356 for the three months ended March 31, 1994.

     Costs and Expenses

     Electrical construction costs were $1,655,017 for the three months ended March 31, 1995, compared to $1,831,743 in the like 1994 period.

     Depreciation and amortization was $205,616 in the three months ended March 31, 1995, compared to $232,936 in the like period of 1994.

     General corporate expenses of the Company were $280,181 in the three months ended March 31, 1995 compared to $293,652 in the like 1994 period.


                    Liquidity and Capital Resources

     Cash and cash equivalents amounted to $5,671,003 at March 31, 1995, compared to $5,875,538 at December 31, 1994. Working capital at March 31, 1995 was $7,095,323, compared to $7,511,030 at December 31, 1994. The Company's ratio of current assets to current liabilities was 9.7 to 1 at March 31, 1995, compared to 10.8 to 1 at December 31, 1994.

     The Company paid cash dividends on Series A Preferred Stock in the amount of $5,939 in each of the three months ended March 31, 1995 and 1994. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Under an unsecured line of credit arrangement (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1996 at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the three months ended March 31, 1995 and 1994.


     The Company's capital expenditures in the three months ended March 31, 1995 were $274,141, compared to $329,244 for the three months ended March 31, 1994.



                      PART II. OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

     10-9 The Goldfield Corporation and Subsidiaries Standardized Adoption Agreement and Prototype Cash or Deferred Profit-Sharing Plan and Trust Basic Plan Document #3 effective January 1, 1995.

     (b)   Reports on Form 8-K

           No Current Report on Form 8-K was filed during the quarter ended March 31, 1995.



                              SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                THE GOLDFIELD CORPORATION
                                      (Registrant)



     Date:       May 10, 1995                  /s/  John H. Sottile
                                                (John H. Sottile)
                                               President and Chief
                                                Executive Officer



     Date:        May 10, 1995               /s/  Stephen R. Wherry
                                           (Stephen R. Wherry, C.P.A.)
                                            Vice President, Treasurer
                                            and Chief Financial Officer