Form 10-Q
period 1995-06-30
GOLDFIELD CORP
filed 1995-08-09
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                               (Mark One)


   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 1995

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

   There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of June 30, 1995.

                        PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                          June 30,             December 31,
ASSETS                                      1995                   1994

Current assets
 Cash and cash equivalents              $ 5,431,908            $ 5,875,538
 Accounts receivable and accrued
   billings                               1,915,847              1,484,460
 Current portion of notes receivable
   (Note 2)                                 211,734                190,962
 Inventories (Note 3)                       268,301                216,708
 Costs and estimated earnings in excess
   of billings on uncompleted contracts     445,539                248,320
 Prepaid expenses and other current
   assets                                   185,015                259,870
   Total current assets                   8,458,344              8,275,858

Properties
 Land, mines, mining claims, buildings,
   machinery and equipment, at cost      20,224,617             20,297,769
 Less accumulated depreciation,
   depletion and amortization            16,181,640             16,314,120
   Net properties                         4,042,977              3,983,649

Notes receivable, less current
  portion (Note 2)                          900,000                690,000

Deferred charges and other assets
 Deferred income taxes (Note 4)             878,000                922,000
 Repurchased royalties at cost,
   less accumulated amortization of
   $145,601 in 1995 and $132,562 in 1994    173,849                186,888
 Cash surrender value of life insurance     399,933                399,511
   Total deferred charges and other
     assets                               1,451,782              1,508,399

Total assets                            $14,853,103            $14,457,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued
   liabilities                          $ 1,373,931            $   608,059
 Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                                 84,515                108,049
 Current portion of deferred gain
   (Note 2)                                  48,720                 48,720
   Total current liabilities              1,507,166                764,828

Deferred gain on installment sale, less
 current portion (Note 2)                   162,400                186,760

Total liabilities                         1,669,566                951,588

Stockholders' equity
 Preferred stock, $1 par value per
   share, 5,000,000 shares authorized;
   issued and outstanding 339,407 shares
   of Series A 7% voting cumulative
   convertible stock                        339,407                339,407
 Common stock, $.10 par value per
   share, 40,000,000 shares authorized;
   issued 26,872,106 shares               2,687,211              2,687,211
 Capital surplus                         18,369,860             18,369,860
 Retained earnings (deficit)             (8,194,221)            (7,871,440)
   Total                                 13,202,257             13,525,038
Less common stock in treasury, 17,358
  shares, at cost                            18,720                 18,720
   Total stockholders' equity            13,183,537             13,506,318

Total liabilities and stockholders'
  equity                                $14,853,103            $14,457,906


See accompanying Notes to Consolidated Financial Statements


                       THE GOLDFIELD CORPORATION
                             and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                  1995        1994         1995       1994
Revenue
  Electrical construction     $2,747,686   $1,941,736   $4,352,675  $3,589,850
  Mining                         434,552      395,671      901,887     949,180
  Royalty income                  40,012       64,134       74,079     120,938
  Other income, net              158,518      164,147      274,623     262,503
   Total revenue               3,380,768    2,565,688    5,603,264   4,922,471

Costs and expenses
  Electrical construction      2,406,171    1,639,157    4,061,188   3,470,900
  Mining                         386,899      421,213      850,693     923,697
  Depreciation                   196,491      189,577      395,588     384,902
  Amortization of repurchased
   royalties                       6,520        6,520       13,039      13,039
  General and administrative     282,227      350,951      549,658     636,003
   Total costs and expenses    3,278,308    2,607,418    5,870,166   5,428,541

Income (loss) from operations
  before income taxes            102,460      (41,730)    (266,902)   (506,070)

Income taxes (benefit)
  (Note 4)                        38,000       (7,000)      44,000     (45,000)

Net income (loss)                 64,460      (34,730)    (310,902)   (461,070)

Preferred stock dividends          5,940        5,940       11,879      11,879

Earnings (loss) available
  to common stockholders      $   58,520   $  (40,670)  $ (322,781) $ (472,949)

Earnings (loss) per share
  of common stock (Note 5)          0.00         0.00        $(.01)     $(0.02)


Weighted average number
  of shares outstanding        26,854,748  26,854,748   26,854,748  26,854,748


See accompanying Notes to Consolidated Financial Statements

                        THE GOLDFIELD CORPORATION
                             and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                 1995        1994        1995        1994

Cash flows from operating
  activities
 Net income                  $   64,460  $  (34,730)  $(310,902)  $ (461,070)
Adjustments to reconcile
  net income to net cash
  provided from (used by)
  operating activities
 Depreciation and
   amortization                 203,011     227,189     408,627      460,125
 Deferred income taxes           38,000      (7,000)     44,000      (45,000)
 Deferred gain on sale of
   subsidiary                   (12,180)    (12,180)    (24,360)     (24,360)
 Gain on sale of property
   and equipment                (35,431)    (50,604)    (38,774)     (67,268)
 Decrease (increase) in
   accounts receivable and
   accrued billings            (883,948)    295,661    (459,928)     890,439
 Decrease (increase) in
   inventories                  (74,561)    (12,310)    (51,593)       4,889
 Decrease (increase) in
   costs and estimated
   earnings in excess of
   billings on uncompleted
   contracts                    118,360      93,936    (197,219)       8,759
 Decrease (increase) in prepaid
   expenses and other current
   assets                        47,875     (48,382)     74,855     (131,790)
 Decrease (increase) in cash
   surrender value of life
   insurance                      4,279          --        (422)     (12,301)
 Increase (decrease) in
   accounts payable and accrued
   liabilities                  629,229     158,887     765,872     (420,235)
 Increase (decrease) in billings
   in excess of costs and
   estimated earnings on
   uncompleted contracts         60,094     (69,456)    (23,534)      16,934
     Total adjustments           94,728     575,741     497,524      680,192
     Net cash provided from
       (used by) operating
       activities               159,188     541,011     186,622      219,122

Cash flows from investing
  activities
 Proceeds from the disposal
   of fixed assets               35,843      65,760      35,993       94,471
 Payment made to grant loan    (300,000)         --    (300,000)          --
 Proceeds from notes
   receivable                    53,001      49,500     100,962       99,000
 Purchases of fixed assets     (181,187)   (313,340)   (455,328)    (642,584)
   Net cash used by investing
     activities                (392,343)   (198,080)   (618,373)    (449,113)

Cash flows from financing
  activities
 Payments of preferred
   stock dividends               (5,940)     (5,940)    (11,879)     (11,879)
   Net cash used by financing
     activities                  (5,940)     (5,940)    (11,879)     (11,879)

Net increase (decrease) in cash
 and cash equivalents          (239,095)    336,991    (443,630)    (241,870)
Cash and cash equivalents at
 beginning of year            5,671,003   6,382,414   5,875,538    6,961,275
Cash and cash equivalents at
 end of year                 $5,431,908  $6,719,405  $5,431,908   $6,719,405

Interest paid                     $  --       $  --       $  --        $  --
Taxes paid                           --          --          --           --


See accompanying Notes to Consolidated Financial Statements

                        THE GOLDFIELD CORPORATION
                             and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1995


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

     Note 2 - Sale of Mining Subsidiary

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company, was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through October 1999. The note bears interest at the rate of prime plus 1% (10% at June 30, 1995) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214. In the six months ended June 30, 1995 and 1994, $24,360 of such deferred gain was recognized as revenue. The installment method recognizes proportionate amounts of the gain associated with the transaction as cash is received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Note 3 - Inventories

     Inventories are summarized as follows:

                                           June 30,    December 31,
                                             1995          1994

      Materials and supplies. . . . . . .  $185,419     $ 93,686
      Industrial mineral products . . . .    54,004      107,382
      Ores in process . . . . . . . . . .    28,878       15,640
      Total inventories . . . . . . . . .  $268,301     $216,708

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

     The income tax provision (benefit) consists of the following:

                                 Three Months         Six Months
                                Ended June 30,      Ended June 30,
                                    1995                1995
      Current
        Federal                   $    --              $    --
        State                          --                   --
                                       --                   --

      Deferred
        Federal                    32,000               37,000
        State                       6,000                7,000
      Total                       $38,000              $44,000


                               Three Months           Six Months
                              Ended June 30,        Ended June 30,
                                   1994                  1994
       Current
         Federal                $    --               $     --
         State                       --                     --
                                     --                     --

       Deferred
         Federal                 (5,000)               (31,000)
         State                   (2,000)               (14,000)
       Total                    $(7,000)              $(45,000)

     The deferred income tax benefit for the three months ended June 30, 1995 and 1994 represents the portion of deferred tax assets that the Company estimates will ultimately be realized.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of June 30, 1995 and December 31, 1994 are as follows:

                                           June 30,    December 31,
                                             1995          1994
     Deferred tax assets
       Depletion, mineral rights
         and deferred development
         and exploration cost            $  325,000    $   325,000
       Accrued workers' compensation
         costs                               33,000        116,000
       Accrued vacation                      14,000         14,000
       Property and equipment,
         principally due to differences
         in depreciation and valuation
         write-downs                        430,000        461,000
       Net operating loss carryforwards   2,610,000      2,430,000
       Investment tax credit
         carryforwards                      320,000        320,000
       Alternative minimum tax
         credit carryforwards               256,000        256,000
                                          3,988,000      3,922,000
     Valuation allowance                 (3,110,000)    (3,000,000)
       Total net deferred tax assets        878,000        922,000
     Deferred tax liabilities                    --             --
     Net deferred tax assets             $  878,000    $   922,000

     The Company has recorded a valuation allowance in accordance with the provisions of SFAS 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company increased the valuation allowance for net deferred tax assets by $110,000 for the six months ended June 30, 1995, compared to a decrease of $73,000 for the six months ended June 30, 1994.

     At June 30, 1995, the Company had tax net operating loss carryforwards of approximately $6,800,000 available to offset future regular taxable income, which if unused, will expire from 1999 through 2010.

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

     Note 5 - Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per common share, after deducting dividend requirements on the Company's Preferred Stock of $11,879 in each of the six month periods ended June 30, 1995 and 1994, were based on the weighted average number of shares of Common Stock outstanding, excluding average shares of Treasury stock of 17,358 for each of the six month periods ended June 30, 1995 and 1994. The inclusion of Common Stock issuable upon conversion of Preferred Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share after the deduction for dividend requirements.


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

     Results of Operations - Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994.

     Net Income (Loss)

     The Company incurred a net loss of $310,902 during the six months ended June 30, 1995, compared to a net loss of $461,070 for the six months ended June 30, 1994.

     Revenues

     Total revenues in the six months ended June 30, 1995 were $5,603,264, compared to $4,922,471 in the like 1994 period. The 1995 increase in revenues was attributable to electrical construction operations.

     Electrical construction revenue in the six months ended June 30, 1995 of $4,352,675 was 21% higher than such revenue in the like 1994 period of $3,589,850.

     Revenue from mining operations in the six months ended June 30, 1995 decreased to $901,887, 5% less than such revenue in the like 1994 period of $949,180. This decrease was primarily attributable to the Company's zeolite mining operations.

     Operating Results

     Southeast Power Corporation ("Southeast Power"), the Company's electrical construction subsidiary, had an operating profit of $55,923 during the six months ended June 30, 1995, compared to an operating loss of $154,528 for the like period in 1994. The operating results were improved primarily due to increased gross margins from contract work. The varying magnitude and duration of projects undertaken by Southeast Power may result in substantial fluctuation in its backlog from time to time. At June 30, 1995, the approximate value of uncompleted contracts was $3,650,000, compared to $1,700,000 at February 14, 1995 and $5,800,000 at June 30, 1994.

     During the six months ended June 30, 1995, the net operating loss from mining operations was $22,290, compared to an operating profit of $39,158 during the six months ended June 30, 1994. Operating results from mining operations were lower in 1995 primarily due to decreased royalty income. Royalty income (which is included in the operating profit (loss) for mining operations) was $74,079 in the six months of 1995 compared to $120,938 in the like 1994 period.

     During the six months ended June 30, 1995, mining revenue exceeded the related cost of mining by $51,194. During the six months ended June 30, 1994, mining revenue exceeded the related cost of mining by $25,483.

     In the six months ended June 30, 1995, St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 11,380 tons of natural zeolite, compared to 12,296 tons in the like 1994 period. St. Cloud has added drying, warehousing, bagging and additional screening and related capabilities to the mill. St. Cloud has completed the construction of an off site rail loading facility to better serve customers and expand the transportation network.

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

     Information with respect to mineralized siliceous converter flux sales of Lordsburg is set forth in the table below:

                                              Six Months Ended June 30,
                                               1995              1994
     Mineralized siliceous converter flux

       Ore sold (tons)                          --               2,426

       Copper
         Quantity sold (pounds)                 --              31,195
         Ore grade                              --               0.99%
         Average sales price per pound          --               $0.72
         % of gross metal sales                 --                21%

       Silver
         Quantity sold (ounces)                 --               5,662
         Ore grade (ounces per ton)             --                2.79
         Average sales price per ounce          --               $5.12
         % of gross metal sales                 --                 28%

       Gold
         Quantity sold (ounces)                 --                 141
         Ore grade (ounces per ton)             --                0.071
         Average sales price per ounce          --               $385.42
         % of gross metal sales                 --                 51%

     There were no sales of mineralized siliceous converter flux during the six months ended June 30, 1995. Lordsburg sold 4,710 tons of barren, siliceous flux to copper smelters during the six months ended June 30, 1995, compared to 2,410 tons sold in the like 1994 period. In addition, Lordsburg sold 11,830 tons of construction aggregate material during the six months ended
     June 30, 1995, compared to 1,053 tons sold in the like 1994 period.

     Other Income

     Other income for the six months ended June 30, 1995 was $274,623, compared to $262,503 for the six months ended June 30, 1994.

     Costs and Expenses

     Electrical construction costs were $4,061,188 for the six months ended June 30, 1995, compared to $3,470,900 in the like 1994 period.

     Depreciation and amortization was $408,627 in the six months ended June 30, 1995, compared to $397,941 in the like period of 1994.

     General corporate expenses of the Company were $575,158 in the six months ended June 30, 1995 compared to $653,203 in the like 1994 period.


     Results of Operations - Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994.

     Net Income (Loss)

     The Company earned a net profit of $64,460 during the three months ended June 30, 1995, compared to a net loss of $34,730 for the three months ended June 30, 1994.

     Revenues

     Total revenues in the three months ended June 30, 1995 were $3,380,768, compared to $2,565,688 in the like 1994 period. The 1995 increase in revenues was attributable to both electrical construction and mining operations.

     Electrical construction revenue in the three months ended June 30, 1995 of $2,747,686 was 42% higher than such revenue in the like 1994 period of $1,941,736.

     Revenue from mining operations in the three months ended June 30, 1995 increased to $434,552, 10% higher than such revenue in the like 1994 period of $395,671. This increase was primarily attributable to the Company's Lordsburg mining operations.

     Operating Results

     Southeast Power had an operating profit of $225,701 during the three months ended June 30, 1995, compared to an operating profit of $165,720 for the like period in 1994. The operating results were improved primarily due to increased gross margins from contract work.

     During the three months ended June 30, 1995, the net operating profit from mining operations was $13,218, compared to an operating loss of $12,046 during the three months ended June 30, 1994.
     Operating results from mining operations were higher in 1995 primarily due to improved operating results at the Company's
     Lordsburg mining operations. Royalty income (which is included in the operating profit (loss) for mining operations) was $40,012 in the second quarter of 1995 compared to $64,134 in the like 1994 period.

     During the three months ended June 30, 1995, mining revenue exceeded the related cost of mining by $47,653. During the three months ended June 30, 1994, cost of mining exceeded the related mining revenue by $25,542.

     In the three months ended June 30, 1995, St. Cloud sold 5,108 tons of natural zeolite, compared to 5,763 tons in the like 1994 period.

     There were no sales of mineralized siliceous converter flux during either of the three months ended June 30, 1995 or 1994.

     During the three months ended June 30, 1995, Lordsburg sold 3,330 tons of barren, siliceous flux to copper smelters, compared to 984 tons sold in the like 1994 period. Lordsburg also sold 6,923 tons of construction aggregate material during the three months ended June 30, 1995, compared to 893 tons sold in the like 1994 period.

     Other Income

     Other income for the three months ended June 30, 1995 was 158,518, compared to $164,147 for the six months ended June 30, 1994.

     Costs and Expenses

     Electrical construction costs were $2,406,171 for the three months ended June 30, 1995, compared to $1,639,157 in the like 1994 period.

     Depreciation and amortization was $203,011 in the three months ended June 30, 1995, compared to $196,097 in the like period of 1994.

     General corporate expenses of the Company decreased to $294,977 in the three months ended June 30, 1995, compared to $359,551 in the like 1994 period.


                      Liquidity and Capital Resources

     Cash and cash equivalents amounted to $5,431,908 at June 30, 1995, compared to $5,875,538 at December 31, 1994 and $6,719,405 at June 30, 1994. Working capital at June 30, 1995 was $6,951,178, compared to $7,511,030 at December 31, 1994 and $7,825,909 at June 30, 1994.
     The Company's ratio of current assets to current liabilities was 5.6 to 1 at June 30, 1995, compared to 10.8 to 1 at December 31, 1994 and 8.4 to 1 at June 30, 1994.

     The Company paid cash dividends on Series A Preferred Stock in the amount of $11,879 in each of the six months ended June 30, 1995 and 1994. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Under an unsecured line of credit arrangement (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1996 at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the six months ended June 30, 1995 and 1994.

     The Company's capital expenditures in the six months ended June 30, 1995 were $455,328, compared to $642,584 for the six months ended June 30, 1994.


                         PART II. OTHER INFORMATION


     Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on May 23, 1995.

     (b)  This information is omitted pursuant to instruction 3.

     (c)  At the Annual Meeting of Stockholders, the stockholders elected
          6 Directors. Set forth below are the votes cast for the election of Directors:

                                            For           Withheld
               John P. Fazzini           18,922,301      1,492,436
               Danforth E. Leitner       18,916,461      1,498,276
               Mary H. Leitner           18,915,691      1,499,046
               James Sottile             18,798,923      1,615,814
               John H. Sottile           18,928,326      1,486,411
               John M. Starling          18,917,926      1,496,811

          The stockholders also voted to approve the appointment of KPMG Peat Marwick LLP as Independent Accountants. Votes cast in favor were 19,535,085, against were 640,257 and abstaining were 239,395. One stockholder proposal listed in the Proxy Statement was not presented at the meeting.

     (d)  Not applicable.

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

          None.

     (b)  Reports on Form 8-K

          No Current Report on Form 8-K was filed during the second quarter ended June 30, 1995.


                                SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE GOLDFIELD CORPORATION
                                                     (Registrant)


     Date:  August 9, 1995                       /s/  John H. Sottile
                                                   (John H. Sottile)
                                                  President and Chief
                                                   Executive Officer


     Date:  August 9, 1995                     /s/  Stephen R. Wherry
                                             (Stephen R. Wherry, C.P.A.)
                                              Vice President, Treasurer
                                             and Chief Financial Officer