Form 10-Q
period 1995-09-30
GOLDFIELD CORP
filed 1995-11-13
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                               (Mark One)


   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the quarterly period ended September 30, 1995

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

   There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of September 30, 1995.

                      PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements
                        THE GOLDFIELD CORPORATION
                             and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)



                                             September 30,        December 31,
ASSETS                                           1995                 1994

Current assets
 Cash and cash equivalents                   $ 5,361,252          $ 5,875,538
 Accounts receivable and accrued billings      1,501,840            1,484,460
 Current portion of notes receivable
   (Note 2)                                      189,594              190,962
 Inventories (Note 3)                            225,093              216,708
 Costs and estimated earnings in excess of
   billings on uncompleted contracts             304,807              248,320
 Prepaid expenses and other current assets       265,724              259,870
   Total current assets                        7,848,310            8,275,858

Properties
 Land, mines, mining claims, buildings,
   machinery and equipment, at cost           20,437,935           20,297,769
 Less accumulated depreciation, depletion
   and amortization                           16,188,913           16,314,120
   Net properties                              4,249,022            3,983,649

Notes receivable, less current
  portion (Note 2)                               855,000              690,000

Deferred charges and other assets
 Deferred income taxes (Note 4)                  860,000              922,000
 Repurchased royalties at cost,
   less accumulated amortization of
   $152,150 in 1995 and $132,562 in 1994         167,330              186,888
 Cash surrender value of life insurance          444,364              399,511
   Total deferred charges and other assets     1,471,694            1,508,399

Total assets                                 $14,424,026          $14,457,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued liabilities     $1,140,108          $   608,059
 Billings in excess of costs and estimated
   earnings on uncompleted contracts             276,601              108,049
 Current portion of deferred gain (Note 2)        48,720               48,720
   Total current liabilities                   1,465,429              764,828

Deferred gain on installment sale, less
 current portion (Note 2)                        150,220              186,760

Total liabilities                              1,615,649              951,588

Stockholders' equity
 Preferred stock, $1 par value per share,
   5,000,000 shares authorized; issued
   and outstanding 339,407 shares of
   Series A 7% voting cumulative
   convertible stock                             339,407              339,407
 Common stock, $.10 par value per share,
   40,000,000 shares authorized;
   issued 26,872,106 shares                    2,687,211            2,687,211
 Capital surplus                              18,369,860           18,369,860
 Retained earnings (deficit)                  (8,569,381)          (7,871,440)
   Total                                      12,827,097           13,525,038
Less common stock in treasury, 17,358
  shares, at cost                                 18,720               18,720
   Total stockholders' equity                 12,808,377           13,506,318

Total liabilities and stockholders'
  equity                                     $14,424,026          $14,457,906




See accompanying Notes to Consolidated Financial Statements

                         THE GOLDFIELD CORPORATION
                            and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  1995        1994        1995         1994
Revenue
  Electrical construction      $3,398,695  $4,574,949  $7,751,370  $ 8,164,799
  Mining                          501,663     336,556   1,403,550    1,285,736
  Royalty income                   39,501      54,556     113,580      175,494
  Other income, net               160,685     162,459     435,308      424,962
   Total revenue                4,100,544   5,128,520   9,703,808   10,050,991

Costs and expenses
  Electrical construction       3,552,692   4,372,111   7,613,880    7,843,011
  Mining                          419,105     383,297   1,269,798    1,306,994
  Depreciation                    228,405     201,078     623,993      585,980
  Amortization of repurchased
   royalties                        6,519       6,519      19,558       19,558
  General and administrative      245,043     311,898     794,701      947,901
   Total costs and expenses     4,451,764   5,274,903  10,321,930   10,703,444

Income (loss) from operations
  before income taxes            (351,220)   (146,383)   (618,122)    (652,453)

Income taxes (benefit)
  (Note 4)                         18,000     (14,000)     62,000      (59,000)

Net income (loss)                (369,220)   (132,383)   (680,122)    (593,453)

Preferred stock dividends           5,940       5,940      17,819       17,819

Earnings (loss) available
  to common stockholders       $ (375,160) $ (138,323) $ (697,941)  $ (611,272)

Earnings (loss) per share
  of common stock(Note 5)          $(0.01)     $(0.01)     $(0.03)      $(0.02)


Weighted average number
  of shares outstanding        26,854,748  26,854,748  26,854,748   26,854,748




See accompanying Notes to Consolidated Financial Statements

                        THE GOLDFIELD CORPORATION
                             and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  1995         1994        1995         1994

Cash flows from operating
  activities
 Net income                    $(369,220)  $ (132,383)  $(680,122)  $ (593,453)
Adjustments to reconcile
  net income to net cash
  provided from (used by)
  operating activities
 Depreciation and
   amortization                  234,924      238,689     643,551      698,814
 Deferred income taxes            18,000      (14,000)     62,000      (59,000)
 Deferred gain on sale of
   subsidiary                    (12,180)     (12,180)    (36,540)     (36,540)
 Gain on sale of property
   and equipment                 (35,059)     (32,283)    (70,640)     (99,551)
 Decrease (increase) in
   accounts receivable and
   accrued billings              414,007       43,628     (49,114)     934,067
 Decrease (increase) in
   inventories                    43,208      (64,438)     (8,385)     (59,549)
 Decrease (increase) in costs
   and estimated earnings in
   excess of billings on
   uncompleted contracts         140,732   (1,379,534)    (56,487)  (1,370,775)
 Decrease (increase) in
   prepaid expenses and
   other current assets          (80,709)      12,967      (5,854)    (118,823)
 Increase in cash surrender
   value of life insurance       (44,431)      (6,083)    (44,853)     (18,348)
 Increase (decrease) in
   accounts payable and
   accrued liabilities          (233,823)   1,221,769     532,049      801,534
 Increase in billings in
   excess of costs and
   estimated earnings on
   uncompleted contracts         192,086       10,618     168,552       27,552
     Total adjustments           636,755       19,153   1,134,279      669,345
     Net cash provided from
       (used by) operating
       activities                267,535     (113,230)    454,157      105,892

Cash flows from investing
  activities
 Proceeds from the disposal
   of fixed assets                46,077       26,479      82,070      120,950
 Payment made to grant loan           --           --    (300,000)          --
 Proceeds from notes receivable   67,140       49,485     168,102      148,485
 Purchases of fixed assets      (445,468)    (122,049)   (900,796)    (764,633)
   Net cash used by investing
     activities                ( 332,251)     (46,085)   (950,624)    (495,198)

Cash flows from financing
  activities
 Payments of preferred stock
   dividends                     ( 5,940)      (5,940)    (17,819)     (17,819)
   Net cash used by financing
     activities                   (5,940)      (5,940)    (17,819)     (17,819)

Net decrease in cash and
 cash equivalents                (70,656)    (165,255)   (514,286)    (407,125)
Cash and cash equivalents at
 beginning of year             5,431,908    6,719,405   5,875,538    6,961,275
Cash and cash equivalents at
 end of year                  $5,361,252   $6,554,150  $5,361,252   $6,554,150

Interest paid                      $  --        $  --       $  --        $  --
Taxes paid                            --           --          --           --



See accompanying Notes to Consolidated Financial Statements

                        THE GOLDFIELD CORPORATION
                             and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1995


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

     Note 2 - Sale of Mining Subsidiary

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company, was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through October 1999. The note bears interest at the rate of prime plus 1% (9.75% at September 30, 1995) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214. In the nine months ended September 30, 1995 and 1994, $36,540 of such deferred gain was recognized as revenue. The installment method recognizes proportionate amounts of the gain associated with the transaction as cash is received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Note 3 - Inventories

     Inventories are summarized as follows:

                                         September 30,       December 31,
                                              1995                1994

     Materials and supplies                $119,685            $ 93,686
     Industrial mineral products             60,219             107,382
     Ores in process                         45,189              15,640
     Total inventories                     $225,093            $216,708


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

     The income tax provision (benefit) consists of the following:

                                         Three Months         Nine Months
                                     Ended September 30,  Ended September 30,
                                             1995                1995
     Current
       Federal                            $     --             $     --
       State                                    --                   --
                                                --                   --

     Deferred
       Federal                              15,000               52,000
       State                                 3,000               10,000
     Total                                 $18,000              $62,000


                                         Three Months         Nine Months
                                     Ended September 30,  Ended September 30,
                                             1994                 1994
      Current
        Federal                           $     --             $     --
        State                                   --                   --
                                                --                   --

      Deferred
        Federal                            (12,000)             (43,000)
        State                               (2,000)             (16,000)
      Total                               $(14,000)            $(59,000)

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of September 30, 1995 and December 31, 1994 are as follows:

                                                September 30,   December 31,
                                                    1995           1994
     Deferred tax assets
       Depletion, mineral rights
         and deferred development
         and exploration cost                   $  325,000    $   325,000
       Accrued workers' compensation
         costs                                     106,000        116,000
       Accrued vacation                             14,000         14,000
       Property and equipment,
         principally due to differences
         in depreciation and valuation
         write-downs                               414,000        461,000
       Net operating loss carryforwards          2,685,000      2,430,000
       Investment tax credit
         carryforwards                             295,000        320,000
       Alternative minimum tax
         credit carryforwards                      256,000        256,000
                                                 4,095,000      3,922,000
     Valuation allowance                        (3,235,000)    (3,000,000)
       Total net deferred tax assets               860,000        922,000
     Deferred tax liabilities                           --             --
     Net deferred tax assets                    $  860,000    $   922,000


     The Company has recorded a valuation allowance in accordance with the provisions of SFAS 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company increased the valuation allowance for net deferred tax assets by $235,000 for the nine months ended September 30, 1995, compared to an increase of $44,000 for the nine months ended September 30, 1994.

     At September 30, 1995, the Company had tax net operating loss carryforwards of approximately $7,060,000 available to offset future regular taxable income, which if unused, will expire from 1999 through 2010.

     Although the Tax Reform Act of 1986 eliminated investment tax credit for non-transitional property placed in service after December 31, 1985, the Company has investment tax credit carryforwards of approximately $295,000 available to reduce future Federal income taxes, which if unused, will expire from 1996 through 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $256,000 which are available to reduce future Federal income taxes over an indefinite period.

     Note 5 - Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per common share, after deducting dividend requirements on the Company's Preferred Stock of $17,819 in each of the nine month periods ended September 30, 1995 and 1994, were based on the weighted average number of shares of Common Stock outstanding, excluding average shares of Treasury stock of 17,358 for each of the nine month periods ended September 30, 1995 and 1994. The inclusion of Common Stock issuable upon conversion of Preferred Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share after the deduction for dividend requirements.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations - Nine Months Ended September 30, 1995
     Compared to Nine Months Ended September 30, 1994.

     Net Income (Loss)

     The Company incurred a net loss of $680,122 during the nine months ended September 30, 1995, compared to a net loss of $593,453 for the nine months ended September 30, 1994.

     Revenues

     Total revenues in the nine months ended September 30, 1995 were $9,703,808, compared to $10,050,991 in the like 1994 period. The 1995 decrease in revenues was attributable to electrical construction operations.

     Electrical construction revenue in the nine months ended September 30, 1995 of $7,751,370 was 5% lower than such revenue in the like 1994 period of $8,164,799.

     Revenue from mining operations in the nine months ended September 30, 1995 increased to $1,403,550, 9% more than such revenue in the like 1994 period of $1,285,736. This increase was primarily attributable to the Company's construction aggregate operations.

     Operating Results

     Southeast Power Corporation ("Southeast Power"), the Company's electrical construction subsidiary, had an operating loss of $246,158 during the nine months ended September 30, 1995, compared to an operating loss of $88,549 for the like period in 1994. The operating results were lower primarily due to decreased gross margins from contract work. The varying magnitude and duration of projects undertaken by Southeast Power may result in substantial fluctuation in its backlog from time to time. At September 30, 1995, the approximate value of uncompleted contracts was $3,240,000, compared to $1,700,000 at February 14, 1995 and $2,800,000 at
     September 30, 1994.

     During the nine months ended September 30, 1995, the operating profit from mining operations was $25,679, compared to an operating loss of $15,165 during the nine months ended September 30, 1994. Operating results from mining operations were greater in 1995 primarily due to improved operating results at the Company's zeolite mining operations. Royalty income (which is included in the operating profit (loss) for mining operations) was $113,580 in the nine months of 1995 compared to $175,494 in the like 1994 period.

     During the nine months September 30, 1995, mining revenue exceeded the related cost of mining by 133,752. During the nine months ended September 30, 1994, cost of mining exceeded related mining revenue by $21,258.

     In the nine months ended September 30, 1995, St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 16,222 tons of natural zeolite, compared to 16,036 tons in the like 1994 period. St. Cloud has added drying, warehousing, bagging and additional screening and related capabilities to the mill. St. Cloud has completed the construction of an off site rail loading facility to better serve customers and expand its transportation network.

     In the nine months ended September 30, 1995, St. Cloud sold 12,353 tons of construction aggregate. There were no sales in the like 1994 period.

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


     Information with respect to mineralized siliceous converter flux sales of Lordsburg is set forth in the table below:

                                            Nine Months Ended September 30,
                                                  1994            1995
     Mineralized siliceous converter flux

       Ore sold (tons)                             --             2,426

       Copper
         Quantity sold (pounds)                    --            31,195
         Ore grade                                 --             0.99%
         Average sales price per pound             --             $0.72
         % of gross metal sales                    --               21%

       Silver
         Quantity sold (ounces)                    --              5,662
         Ore grade (ounces per ton)                --               2.79
         Average sales price per ounce             --              $5.12
         % of gross metal sales                    --                28%

       Gold
         Quantity sold (ounces)                    --                141
         Ore grade (ounces per ton)                --               0.071
         Average sales price per ounce             --              $385.42
         % of gross metal sales                    --                 51%


     There were no sales of mineralized siliceous converter flux during the nine months ended September 30, 1995. Lordsburg sold 12,187 tons of barren, siliceous flux to copper smelters during the nine months ended September 30, 1995, compared to 4,463 tons sold in the like 1994 period. In addition, Lordsburg sold 11,873 tons of construction aggregate material during the nine months ended September 30, 1995, compared to 9,683 tons sold in the like 1994 period.

     Other Income

     Other income for the nine months ended September 30, 1995 was $435,308, compared to $424,962 for the nine months ended June 30, 1994.

     Costs and Expenses

     Electrical construction costs were $7,613,880 for the nine months ended September 30, 1995, compared to $7,843,011 in the like 1994 period.

     Depreciation and amortization was $643,551 in the nine months ended September 30, 1995, compared to $605,538 in the like period of 1994.

     General corporate expenses of the Company were $832,951 in the nine months ended September 30, 1995 compared to $973,701 in the like 1994 period. This decrease is primarily a result of the amortization of the excess cost over equity in net assets of business acquired. The amortization was completed as of December 31, 1994.


     Results of Operations - Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994.

     Net Income (Loss)

     The Company incurred a net loss of $369,220 during the three months ended September 30, 1995, compared to a net loss of $132,383 for the three months ended September 30, 1994.

     Revenues

     Total revenues in the three months ended September 30, 1995 were $4,100,544, compared to $5,128,520 in the like 1994 period. The 1995 decrease in revenues was attributable to electrical construction operations.

     Electrical construction revenue in the three months ended September 30, 1995 of $3,398,695 was 26% lower than such revenue in the like 1994 period of $4,574,949.

     Revenue from mining operations in the three months ended September 30, 1995 increased to $501,663, 49% higher than such revenue in the like 1994 period of $336,556. This increase was primarily attributable to construction aggregate and zeolite operations.

     Operating Results

     Southeast Power had an operating loss of $302,081 during the three months ended September 30, 1995, compared to an operating profit of $65,979 for the like period in 1994. The operating results were lower primarily due to decreased gross margins from contract work.

     During the three months ended September 30, 1995, the operating profit from mining operations was $47,969, compared to an operating loss of $54,323 during the three months ended September 30, 1994. Operating results from mining operations were higher in 1995 primarily due to improved operating results at the Company's zeolite mining operations. Royalty income (which is included in the operating profit (loss) for mining operations) was $39,501 in the third quarter of 1995, compared to $54,556 in the like 1994 period.

     During the three months ended September 30, 1995, mining revenue exceeded the related cost of mining by $82,558. During the three months ended September 30, 1994, cost of mining exceeded the related mining revenue by $46,741.

     In the three months ended September 30, 1995, St. Cloud sold 4,843 tons of natural zeolite, compared to 3,740 tons in the like 1994 period.

     In the three months ended September 30, 1995, St. Cloud sold 12,353 tons of construction aggregate. There were no sales of construction aggregate for St. Cloud in the like 1994 period.

     There were no sales of mineralized siliceous converter flux during either of the three months ended September 30, 1995 or 1994.

     During the three months ended September 30, 1995, Lordsburg sold 7,477 tons of barren, siliceous flux to copper smelters, compared to 2,053 tons sold in the like 1994 period. Lordsburg also sold 44 tons of construction aggregate material during the three months ended September 30, 1995, compared to 8,630 tons sold in the like 1994 period.

     Other Income

     Other income for the three months ended September 30, 1995 was $160,685, compared to $162,459 for the three months ended September 30, 1994.

     Costs and Expenses

     Electrical construction costs were $3,552,692 for the three months ended September 30, 1995, compared to $4,372,111 in the like 1994 period.

     Depreciation and amortization was $234,924 in the three months ended September 30, 1995, compared to $207,597 in the like period of 1994.

     General corporate expenses of the Company decreased to $257,793 in the three months ended September 30, 1995, compared to $320,498 in the like 1994 period. This decrease is primarily a result of the amortization of the excess cost over equity in net assets of business acquired. The amortization was completed as of December 31, 1994.

                       Liquidity and Capital Resources

     Cash and cash equivalents amounted to $5,361,252 at September 30, 1995, compared to $5,875,538 at December 31, 1994 and $6,554,150 at
     September 30, 1994. Working capital at September 30, 1995 was $6,382,881, compared to $7,511,030 at December 31, 1994 and
     $7,797,644 at September 30, 1994. The Company's ratio of current assets to current liabilities was 5.4 to 1 at September 30, 1995, compared to 10.8 to 1 at December 31, 1994 and 4.4 to 1 at September 30, 1994.

     The Company paid cash dividends on Series A Preferred Stock in the amount of $17,819 in each of the nine months ended September 30, 1995 and 1994. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Under an unsecured line of credit arrangement (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1996 at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the nine months ended September 30, 1995 and 1994.


     The Company's capital expenditures in the nine months ended
     September 30, 1995 were $900,796, compared to $780,633 for the nine months ended September 30, 1994.


                           PART II. OTHER INFORMATION


     Item 6.      Exhibits and Reports on Form 8-K

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

     10-1 (b) Amendment dated September 11, 1995 to Employment Agreement effective January 1, 1986 between Southeast Power Corporation and Romey A. Taylor.

     10-2 (e) Amendment dated September 15, 1995 to Employment Agreement effective January 15, 1985 between The Goldfield Corporation and John H. Sottile.

     10-4 (c) Amendment dated September 11, 1995 to Employment Agreement effective January 1, 1986 between Southeast Power Corporation and John H. Sottile.

     (b)          Reports on Form 8-K

                  No Current Report on Form 8-K was filed during the quarter ended September 30, 1995.


                                SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            THE GOLDFIELD CORPORATION
                                                    (Registrant)



     Date:   November 13, 1995                  /s/  John H. Sottile
                                                  (John H. Sottile)
                                                 President and Chief
                                                  Executive Officer



     Date:  November 13, 1995                  /s/  Stephen R. Wherry
                                             (Stephen R. Wherry, C.P.A.)
                                              Vice President, Treasurer
                                             and Chief Financial Officer