Form 10-K
period 1995-12-31
GOLDFIELD CORP
filed 1996-03-22
CIK 42316

PART I

   Item 1.     Business.

   The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is engaged in electrical construction, mining activities, and since January 1, 1996, the construction of fiber optic communication systems. Unless the context otherwise requires, the terms "Goldfield" and "the Company" as used herein mean The Goldfield Corporation and its consolidated subsidiaries. For information concerning sales, operating profits and identifiable assets by business segment, see
   Note 13 of Notes to Consolidated Financial Statements.

                         Electrical Construction

   Southeast Power

   The Company, through its subsidiary, Southeast Power Corporation, a Florida corporation ("Southeast Power"), is engaged in the construction and maintenance of electrical facilities for utilities and industrial customers in Florida. The Company's construction business includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects. As a result of an acquisition effected January 1, 1996, electrical construction operations now includes the construction of fiber optic communication systems.

   It is Southeast Power's policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer's satisfaction and schedule. As a result of these policies and the magnitude of some of the construction projects undertaken by Southeast Power, a substantial portion of Southeast Power's annual revenue is derived from a relatively small number of customers.

   Construction is customarily performed pursuant to the plans and specifications of customers. Southeast Power generally supplies the management, labor, equipment, tools and, except with respect to some utility customers, the materials necessary to construct a project. Contracts may extend beyond one year, although most projects are completed within 90 days.

   The electrical construction business is highly competitive. Certain of the Company's actual or potential competitors have substantially greater financial resources available to them. A portion of the electrical construction work requires payment and performance bonds. Southeast Power has adequate bonding availability.

   Southeast Power enters into contracts on the basis of either competitive bidding or direct negotiations with its customers. Competitively bid contracts account for a majority of Southeast Power's revenues. Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve either lump sum or unit price contracts, pursuant to which Southeast Power agrees to do the work for a fixed amount.

   The magnitude and duration of projects undertaken by Southeast Power vary, which may result in substantial fluctuations in its backlog from time to time. At February 14, 1996, the approximate value of uncompleted contracts was $3,480,000, compared to $1,700,000 at February 14, 1995 and $6,500,000 at March 1, 1994. Uncompleted contracts at February 14, 1996 included approximately $325,000 of work attributable to Fiber Optic Services, Inc., a recently acquired subsidiary of the Company ("Fiber Optic").

   As of February 23, 1996, Southeast Power had a staff of 12 salaried employees, including executive officers, division managers, superintendents, project managers and administrative personnel. In addition, at such date, Southeast Power had 89 hourly-rated employees, none of whom are affiliated with any trade or labor organization. The number of hourly-rated employees fluctuates depending upon the number and size of projects under construction at any particular time. Southeast Power believes that the experience and continuity of its staff employees has been an important factor in its success. Management of Southeast Power believes its relations with both its salaried and hourly rated employees are good.

   Southeast Power is subject to the authority of state and municipal regulatory bodies concerned with the licensing of contractors.
   Southeast Power believes that it is in compliance with such licensing requirements in all jurisdictions in which it conducts its business.

   The administrative and maintenance facilities of Southeast Power are located on a 13-acre tract of land near Titusville, Florida owned by the Company. The office building has 3,744 feet of floor space and the shop and buildings contain approximately 17,000 feet of floor space.

   Fiber Optic

   Fiber Optic provides various construction services, including installation of aerial and underground cable systems, conduit systems and the splicing, testing and documentation of optical fibers. Fiber Optic performs these services primarily for power utilities and telecommunications companies, pursuant to fixed and unit price contracts. Although the magnitude and number of projects will vary from time to time, current revenues from existing customers are at an annual rate in excess of $1 million.

                                  Mining

   The Company, through its subsidiaries, explores for, mines, processes and markets industrial minerals and base and precious metals from properties located in New Mexico.

   The Company does not consider itself to be a significant factor in the mining industry. The Company competes with other companies in the search for and the acquisition of mining properties and their exploration and development. Many of these competitors have substantially greater financial resources than the Company, which may give them certain competitive advantages, especially with respect to projects requiring large amounts of capital.

   The Company's mining operations are subject to the jurisdiction of federal and state governmental authorities which have responsibility for environmental matters such as air and water quality, the promotion of occupational safety and minimum standards for mine reclamation. The Company has in the past reclaimed mining areas, tailing impoundments and other associated disturbances and expects to continue to do so in the future. Costs of such reclamation are charged against earnings as incurred. Future costs or capital expenditures relating to the protection of the environment are not expected to have a material adverse effect on the Company's earnings. The Company believes that compliance with mine reclamation laws will not adversely affect the competitive position of its operations since competitors in the mining industry are subject to the same laws. The Company currently holds all federal and state environmental permits and licenses required for the operation of its mining activities.

   St. Cloud - Industrial Minerals

   St. Cloud Mining Company, a Florida Corporation ("St. Cloud"), is a wholly-owned subsidiary of the Company and operates the St. Cloud mill and mining properties in Sierra County, New Mexico. The St. Cloud mill and mining properties encompass approximately 1,500 acres which are estimated to contain several million tons of geologic reserves of natural zeolites, a special type of volcanic ash (clinoptilolite).

   The clinoptilolite mineral occurs in flat lying beds and is extracted by conventional open pit mining methods. At the St. Cloud mill, the clinoptilolite minerals are crushed, dried, and sized without beneficiation and shipped in bulk or packaged to customer's specifications. Most deliveries are by rail or contract motor carriers to manufacturers, brokers, or independent sales agents who incorporate zeolites into specific consumer products or for specific industrial uses.

   The zeolite products were originally sold as animal feed supplements. Zeolite products now include cat litter, industrial absorbents, air and water filtration media, environmental products and soil conditioners. The zeolite product is also used in other applications where ammonia control or specific cation exchange capacity is required. Zeolite sales are currently at approximately one-half the 1995 level as a result of the change in the needs of one customer which accounted for 51% of 1995 sales. The Company is currently seeking other customers to replace this business.

   In 1995, St. Cloud sold 20,775 tons of natural zeolite, compared to 20,921 tons and 13,984 tons in 1994 and 1993, respectively. St. Cloud has made several modifications to accommodate this current level of production including the addition of drying, warehousing, bagging and additional screening capabilities to the mill. In addition, St. Cloud has also constructed an off site rail loading facility to better serve customers and expand its transportation network.

   At February 23, 1996, St. Cloud had a total of 14 full-time employees, none of whom are affiliated with trade or labor organizations.

   St. Cloud - Base and Precious Metals Mining

   Since 1968, the Company has been involved in the exploration, mining and milling of silver, copper and gold ores at the St. Cloud property. Production commenced at St. Cloud in 1981. However, surface and underground mining has been halted since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining metal prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver. Significant portions of the Company's investment in St. Cloud's silver mines, processing facilities and equipment were written-down at the end of 1993, as described below.

   St. Cloud's principal properties are located within the Gila
   National Forest in the Chloride Mining District and encompass approximately 500 acres in two main claim blocks.

   Individual ore shoots containing base and precious metals are confined to steeply dipping, silicified fissure veins with normal fault displacement. Several veins are known to exist in the Chloride Mining District. The Company's two main deposits, the St. Cloud and U. S. Treasury mines, have been partially explored at depths up to 1,000 feet. Mining widths vary from 3 to more than 20 feet and have averaged approximately 10-12 feet. The underground mines have been developed by declined ramps utilizing rubber-tired trucks and loaders, and the principal mining method has been conventional shrink stoping. St. Cloud currently estimates their demonstrated reserves to be approximately 379,000 tons averaging 0.76% copper, 6.23 ounces silver per ton and 0.029 ounces gold per ton. Based on current metal prices, the Company believes that the above-estimated reserves are not, at present, economically recoverable.

   During 1994, the Company implemented a plan to refocus mining operations on the production of industrial minerals. As a result, mineralized siliceous converter flux sales at St. Cloud were virtually discontinued. Subsequent to the first quarter of 1992, the only base and precious metal mining activity at St. Cloud was the sale of stockpiled ore of mineralized siliceous converter flux. No significant amount of stockpiled ore remains at St. Cloud. Such sales for 1993 were 26 tons. There were no such sales in 1994 and 1995.

   Management of the Company reviews the net carrying value of all mining facilities on a periodic basis to determine, among other factors, (1) the net realizable value of each major project, (2) the ability of the Company to fund all care, maintenance and standby costs, (3) the status and usage of the assets while in a standby mode, to determine whether some form of amortization is appropriate and (4) current projections of metal prices that affect the decision to reopen or make a disposition of the Company's assets. As a result of such review, during the fourth quarter of 1993, the Company reduced the carrying value of substantially all the assets associated with its base and precious metals mining operations and recorded a charge of $2,668,559 for this write-down, of which $2,618,935 was attributable to St. Cloud and the remainder was attributable to Lordsburg (as defined below). This decision was based primarily on the continued low price of silver, the cost of extraction and the low-grade of the remaining reserves.

   Lordsburg

   In 1990, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"), entered into a venture agreement with Federal Resources Corporation ("Federal") to explore, develop and mine deposits near the town of Lordsburg in southwestern New Mexico. Under this operating agreement, Federal conveyed and assigned to the venture, The Lordsburg Mining Company, approximately 12,000 acres of patented and unpatented mining claims which include certain mining claims leased in the Lordsburg Mining District by Federal, and existing milling facilities, buildings and other personal property located on the claims. In April 1994, the Company acquired Federal's 50% interest in the Lordsburg properties for $75,000. Prior to the acquisition of Federal's interest, Lordsburg did not produce sufficient revenue over the related expenses to permit a net proceeds distribution to Lordsburg and Federal.

   During 1993, a large number of unpatented claims were dropped due to increased holding costs imposed by the Federal government, but most of the important mining and exploration potential is on patented property and was retained. Underground reserves are estimated to be 103,800 tons averaging 0.53% copper, 1.0 ounces silver per ton and
   0.097 ounces gold per ton. Based on current metal prices and operating costs, the above estimated reserves are not, at present, economically recoverable.

   Production from underground mining, which was suspended in February 1994, had previously been intermittent due to low ore grade and inconsistent smelter demand. The ore produced from the mine was used by nearby copper smelters as precious metal bearing siliceous flux. Future demand for underground ores cannot be determined at this time.

   Although the Company has continued limited production of construction aggregates and siliceous flux at Lordsburg, a final decision with respect to the future operations at Lordsburg has not been reached.

   In 1995, Lordsburg sold 20,993 tons of barren, siliceous flux to copper smelters, compared to 6,319 tons and 26,924 tons sold in 1994 and 1993, respectively. Lordsburg also sold 17,347 tons of construction aggregate material in 1995, compared to 14,190 tons and 14,215 tons in 1994 and 1993, respectively.

   At February 23, 1996, Lordsburg had a total of 3 full-time employees in New Mexico, none of whom are affiliated with trade or labor organizations.

   San Pedro

   On April 12, 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company, was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through October 1999. The note bears interest at the rate of prime plus 1% (9.5% at December 31, 1995) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro.

   Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214 of which $48,720, $48,720 and $46,014 were recognized as revenue during 1995, 1994 and 1993, respectively. The installment method recognizes proportionate amounts of the gain associated with the transaction as cash is received.

   The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

   Royalties

   In connection with a coal mining property in Harlan, Kentucky, formerly owned by the Company, the Company retains a coal royalty which provides for a royalty between 1 1/2% to 3% to be paid until 2002.

   During 1995, the Company earned $183,308 from the Harlan coal royalty, compared to $236,094 in 1994 and $206,792 in 1993. During 1995, the lessee suspended mining operations at Harlan Fuel Company. The Company is currently receiving annual minimum royalties in the amount of $150,000.

   Item 2.  Properties.

   For information with respect to the principal properties and equipment utilized in the Company's mining and electrical construction operations, see "Item 1. Business."

   The Company's principal office is located in Melbourne, Florida, where the Company leases 3,560 square feet of space at an annual rental rate of $46,992. The lease, which expires in January 1998 may be renewed for two additional three year terms.

   Item 3.  Legal Proceedings.

   There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

   Item 4.  Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of security holders during the fourth quarter of 1995.

                              PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.

     The Common Stock of the Company is traded on the American Stock Exchange, Inc. under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 1995 and 1994.

                                    1995                  1994
                               High       Low        High      Low
     First Quarter             7/16       5/16        5/8      1/2
     Second Quarter            7/16       5/16        5/8      3/8
     Third Quarter              1/2       5/16        1/2      3/8
     Fourth Quarter            7/16        1/4        1/2     5/16

     As of February 23, 1996, the Company had approximately 20,035 holders of record.

     No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Item 6.  Selected Financial Data.

     The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1995.

                                       Years Ended December 31,
                              1995      1994     1993        1992     1991
                                (in thousands except per share amounts)

    Statements of Operations
       Total revenues       $13,328   $13,394  $12,826     $15,048  $17,128(1)
       Net income (loss)       (678)   (1,101)  (2,554)(2)   1,124    4,700
       Earnings (loss)
         per share of
         common stock          (.03)     (.04)    (.10)        .04      .16
     Balance sheets
       Total assets          13,851    14,458   16,402      18,301   18,451
       Working capital        6,241     7,511    8,362       9,161    8,915
       Long-term
         obligations             --        --       --          --      185
       Stockholders'
         equity              12,805    13,506   14,631      17,208   16,908

     (1) Includes $6,282,784 gain on sale of the Getchell gold royalty which was sold for $7,000,000.
     (2) Includes a credit of $917,500 which represents the cumulative effect from the adoption of SFAS 109, "Accounting For Income Taxes" and a charge of $2,668,559 from write-down of certain mining assets, as described in Notes 1 and 5, respectively, of Notes to Consolidated Financial Statements.

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                            Results of Operations

     Net Income (Loss)
     The Company incurred a net loss of $677,558 for the year ending December 31, 1995, compared to net losses of $1,100,516 and $2,553,900 for the years ended December 31, 1994 and 1993, respectively. The Company's 1993 loss resulted primarily from a charge of $2,668,559 relating to the write-down of certain mining assets and a noncash benefit of $917,500 resulting from a change in accounting for income tax purposes. Excluding such write-down and change in accounting, the net loss was $802,841 in 1993.

     Revenues
     Total revenues in 1995 were $13,328,184, compared to $13,393,832 and $12,826,314 in 1994 and 1993, respectively. The revenue levels and revenue contributions by electrical construction and mining operations during the past three years have remained substantially constant.

     Electrical construction revenue remained constant at $10,676,254 in 1995, compared to $10,811,611 in 1994. In 1994, electrical construction revenue increased by 7% from $10,093,736 in 1993 principally as a result of increased volume under fixed price contracts.

     Revenue from mining operations increased to $1,907,684 for the year ended December 31, 1995 from $1,783,728 for the year ended December 31, 1994. In 1993, revenue from mining operations was $1,921,797.

     Operating Results
     Electrical construction operations had operating losses of $223,154 and $181,278 in 1995 and 1994, respectively, compared to an operating profit of $335,111 in 1993. The decline in operating results has been primarily due to decreased gross margins from contract work. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. As of February 14, 1996, the approximate value of uncompleted contracts was $3,480,000, compared to $1,700,000 at February 14, 1995. Approximately $325,000 of the value of uncompleted contracts at February 14, 1996 included work attributable to a recently acquired subsidiary engaged in the construction of fiber optic communication systems.

     Operating profit from mining operations increased to $72,150 in 1995 from $25,288 in 1994. In 1993 the Company sustained a loss of $3,148,842, including the $2,668,559 write-down of certain mining assets. Excluding such write-down, the operating loss from mining in 1993 was $480,283. Operating profit(loss) includes royalty income and depreciation expense. The increase in operating results from mining operations in 1995 was primarily due to increased sales of natural zeolites, reduced losses at Lordsburg. Royalty income was $183,308 in 1995 as compared to $236,094 and $206,792 in 1994 and 1993, respectively. During 1995, the lessee suspended mining operations at Harlan Fuel Company and the Company is, therefore, currently receiving only the annual minimum royalties of $150,000.

     Other Income
     Other income for 1995 was $560,938 as compared to $562,399 and $603,989 for 1994 and 1993, respectively.

     Costs and Expenses
     Electrical construction costs were $10,358,367 and $10,433,366 in 1995 and 1994, respectively as compared to $9,122,184 in 1993.

     Depreciation and amortization was $902,524 in 1995, compared to $948,995 and $1,169,724 in 1994 and 1993, respectively.

     General corporate expenses of the Company decreased to $1,025,492 in 1995 from $1,481,925 in 1994. General corporate expenses were $1,287,564 in 1993. The decrease in general corporate expenses for 1995 was primarily due to the termination of the employment agreement between the Company and James Sottile, Chairman of the Board. The increase in general corporate expenses for 1994 was primarily due to a one-time severance payment of $165,000 paid to James Sottile in accordance with the termination of the above referenced employment agreement.

                        Liquidity and Capital Resources

     Cash and cash equivalents as of December 31, 1995 were $4,447,810 as compared to $5,875,538 as of December 31, 1994. Working capital was $6,240,833 and $7,511,030 as of December 31, 1995 and 1994,
     respectively. The Company's ratio of current assets to current liabilities was 7.9 to 1 at December 31, 1995, compared to 10.8 to 1 at December 31, 1994. The decrease in the current ratio for 1995 resulted primarily from a decrease in cash and cash equivalents of $1,427,728. Capital expenditures in 1995 of $1,260,127 were financed through cash reserves.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $23,758 in each of the years ended December 31, 1995, 1994 and 1993. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1996 at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during 1995, 1994 and 1993.

     The Company's capital expenditures in 1995 increased to $1,260,127 from $878,467 in 1994. Capital expenditures in 1996 are expected to be approximately $600,000, which the Company expects to finance through existing credit facilities or cash reserves. In addition, as of January 1, 1996 the Company purchased the assets of Fiber Optic Services for an initial cash payment of $167,630.

     Item 8.  Financial Statements and Supplementary Data.

                         Independent Auditors' Report

     The Shareholders and Board of Directors
     The Goldfield Corporation:

     We have audited the consolidated financial statements of The Goldfield Corporation and subsidiaries as listed in the accompanying index (Item 14(a)(1)). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index (Item 14(a)(2)). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


     Orlando, Florida
     February 21, 1996

                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

                                                          December 31,
ASSETS                                                1995            1994
Current assets
  Cash and cash equivalents                      $ 4,447,810     $  5,875,538
  Accounts receivable and accrued billings         1,538,039        1,484,460
  Current portion of notes receivable (Note 3)       191,438          190,962
  Inventories (Note 4)                               165,608          216,708
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 2)       639,186          248,320
  Prepaid expenses and other current assets          162,470          259,870
    Total current assets                           7,144,551        8,275,858

Properties, net (Note 5)                           4,355,900        3,983,649

Notes receivable, less current portion (Note 3)      810,000          690,000

Deferred charges and other assets
  Deferred income taxes (Note 6)                     860,000          922,000
  Repurchased royalties at cost, less
    accumulated amortization of $158,640 in
    1995 and $132,562 in 1994                        160,810          186,888
  Cash surrender value of life insurance (Note 7)    515,499          399,511
    Total deferred charges and other assets        1,536,309        1,508,399

Total assets                                     $13,846,760      $14,457,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities
    (Note 8)                                     $   819,847      $   608,059
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 2)        35,151          108,049
  Current portion of deferred gain (Note 3)           48,720           48,720
    Total current liabilities                        903,718          764,828

Deferred gain on installment sale, less
  current portion (Note 3)                           138,040          186,760

Total liabilities                                  1,041,758          951,588

Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares in 1995 and
    1994 of Series A 7% voting cumulative
    convertible stock (Note 10)                      339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares in 1995 and 1994
    (Notes 10 and 12)                              2,687,211        2,687,211
  Capital surplus                                 18,369,860       18,369,860
  Retained earnings (deficit)                     (8,572,756)      (7,871,440)
    Total                                         12,823,722       13,525,038
Less common stock in treasury, 17,358 shares
  in 1995 and 1994, at cost                           18,720           18,720
    Total stockholders' equity                    12,805,002       13,506,318

Total liabilities and stockholders' equity       $13,846,760      $14,457,906


See accompanying Notes to Consolidated Financial Statements

                            THE GOLDFIELD CORPORATION
                                 and Subsidiaries

                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Years Ended December 31,
                                         1995           1994          1993
Revenue
   Electrical construction           $10,676,254    $10,811,611   $10,093,736
   Mining                              1,907,684      1,783,728     1,921,797
   Royalty income                        183,308        236,094       206,792
   Other income, net (Note 11)           560,938        562,399       603,989
     Total revenue                    13,328,184     13,393,832    12,826,314

Costs and expenses
   Electrical construction            10,358,367     10,433,366     9,122,184
   Mining                              1,712,404      1,763,677     2,237,393
   Depreciation                          876,446        798,586     1,019,278
   Reduction in carrying value of
     mining properties and milling
     and mining equipment (Note 5)            --             --     2,668,559
   Amortization of repurchased
     royalties                            26,078         26,078        26,078
   General and administrative            970,447      1,447,641     1,250,128
   Interest                                   --             --         3,594
     Total costs and expenses         13,943,742     14,469,348    16,327,214

Loss from operations before
   income taxes and cumulative effect
   of change in accounting for income
   taxes                                (615,558)    (1,075,516)   (3,500,900)

Income taxes (benefit) (Note 6)           62,000         25,000       (29,500)

Net loss before cumulative
   effect of change in
   accounting for income taxes          (677,558)    (1,100,516)   (3,471,400)

Cumulative effect of change in
   accounting for income taxes                --             --       917,500

Net loss                                (677,558)    (1,100,516)   (2,553,900)

Preferred stock dividends                 23,758         23,758        23,758

Loss available to common
   stockholders                       $ (701,316)   $(1,124,274)  $(2,577,658)

Loss per share of common stock

   Loss from operations before
     change in accounting for
     income taxes                         $(0.03)        $(0.04)       $(0.13)
   Cumulative effect of change in
     accounting for income taxes              --             --          0.03

Loss per share of common stock
  (Note 12)                               $(0.03)        $(0.04)       $(0.10)


Weighted average number of
  shares outstanding                  26,854,748     26,854,748    26,854,748

See accompanying Notes to Consolidated Financial Statements

                           THE GOLDFIELD CORPORATION
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                            1995         1994          1993
Cash flows from operating activities
Net loss before cumulative effect
  of a change in accounting principle    $(677,558)  $(1,100,516)  $(3,471,400)
Adjustments to reconcile net loss to
  net cash provided from (used by)
  operating activities
    Depreciation                           876,446       798,586     1,019,278
    Reduction in carrying value of
      mining properties and milling
      and mining equipment                      --            --     2,668,559
    Amortization of excess of cost
      over equity in net assets of
      the acquired business                     --       124,331       124,368
    Amortization of repurchased
      royalties                             26,078        26,078        26,078
    Deferred income taxes (benefit)         62,000        25,000       (29,500)
    Deferred gain on sale of
      subsidiary                           (48,720)      (48,720)      (46,014)
    Gain on sale of property and
      equipment                            (88,640)     (115,239)      (14,430)
    Decrease (increase) in accounts
      receivable and accrued billings      (53,579)      609,494       212,451
    Decrease (increase) in inventories      51,100           140        80,696
    Increase in costs and estimated
      earnings in excess of billings
      on uncompleted contracts            (390,866)      (12,575)     (136,084)
    Decrease (increase) in prepaid
      expenses and other current assets     97,400       (67,505)       13,378
    Increase in cash surrender
      value of life insurance             (115,988)      (94,444)     (127,929)
    Increase (decrease) in accounts
      payable and accrued liabilities      211,788      (804,633)      674,751
    Increase (decrease) in billings in
      excess of costs and estimated
      earnings on uncompleted contracts    (72,898)      108,049       (94,991)
        Total adjustments                  554,121       548,562     4,370,611
        Net cash provided from (used by)
          operating activities            (123,437)     (551,954)      899,211

Cash flows from investing activities
  Proceeds from the disposal of
    fixed assets                           100,070       169,919        78,285
  Payments made to grant loans            (352,863)      (10,962)           --
  Proceeds from notes receivable           232,387       193,485       171,500
  Purchases of fixed assets             (1,260,127)     (862,467)   (1,313,822)
    Net cash used by investing
      activities                        (1,280,533)     (510,025)   (1,064,037)

Cash flows from financing activities
  Payments on long-term debt                    --            --      (184,700)
  Payments of preferred stock dividends    (23,758)      (23,758)      (23,758)
    Net cash used by financing
      activities                           (23,758)      (23,758)     (208,458)

Net increase (decrease) in cash and
  cash equivalents                      (1,427,728)   (1,085,737)     (373,284)
Cash and cash equivalents at
  beginning of year                      5,875,538     6,961,275     7,334,559
Cash and cash equivalents at end
  of year                               $4,447,810   $ 5,875,538    $6,961,275

Interest paid                                 $ --          $ --        $3,594
Taxes paid                                      --            --            --

See accompanying Notes to Consolidated Financial Statements

                           THE GOLDFIELD CORPORATION
                                and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Years Ended December 31,
                                           1995          1994          1993

RETAINED EARNINGS   Beginning balance  $(7,871,440)  $(6,747,166)  $(4,169,508)
(DEFICIT)           Net loss              (677,558)   (1,100,516)   (2,553,900)
                    Cash dividends
                      Series A Stock
                      (per share: 7%)      (23,758)      (23,758)      (23,758)

                    Ending balance      (8,572,756)   (7,871,440)   (6,747,166)

PREFERRED STOCK     Beginning and
SERIES A              ending balance       339,407       339,407       339,407

COMMON STOCK        Beginning and
                      ending balance     2,687,211     2,687,211     2,687,211

CAPITAL SURPLUS     Beginning and
                      ending balance    18,369,860    18,369,860    18,369,860

TREASURY STOCK      Beginning and
                      ending balance       (18,720)      (18,720)      (18,720)

                    Total consolidated
                      stockholders'
                      equity           $12,805,002   $13,506,318   $14,630,592

See accompanying Notes to Consolidated Financial Statements



                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1995 and 1994


     Note 1 - Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation - The accompanying consolidated financial statements include the accounts of The Goldfield Corporation ("Parent") and its subsidiaries (collectively, "the Company"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

     Nature of Operations - The Company's principal lines of business are electrical construction and the mining of industrial minerals as well as base and precious metals. The principal market for the Company's electrical construction operation is electric utilities in Florida and Alabama. The principal market for the Company's mining operations is purchasers of zeolite products throughout the United States.

     Cash Equivalents - The Company considers all highly liquid investments with a maturity of one year or less when purchased to be cash equivalents.

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Costs associated with extraction and milling or production activities are inventoried and valued at lower of cost or estimated final smelter settlement or net sales (net realizable value).

     Properties and Depreciation - Property, buildings and equipment are stated at cost. The Company provides depreciation for financial reporting purposes over the estimated useful lives of fixed assets using the straight-line and units-of-production methods.

     Amortization of Royalty Interests - The Harlan coal royalty is amortized on a straight-line basis over the period ending January 2002.

     Mining Revenues - Zeolite sales are recorded upon delivery. Other sales are recorded in the month of delivery. Recorded values are adjusted periodically and upon final settlement.

     Mine Exploration and Development - Exploration costs and normal development costs at operating mines are charged to operations as incurred.

     Long-Term Electrical Contracts - Revenues are earned under long-term fixed price contracts and units of delivery contracts.
     Revenues from units of delivery contracts are recorded as the service is performed. For completed contracts, the revenue is based on actual billings. For uncompleted contracts the revenue is based on actual labor hours incurred and estimated final billing rates. Revenues from long-term fixed price construction contracts are recognized on the percentage-of-completion method measured by comparing the costs incurred to date to the estimated total costs to be incurred for each contract. The asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

     Contract costs include all direct material, direct labor, subcontractor costs and other indirect costs related to contract performance, such as supplies, tools and repairs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     Deferred Charge - The Company amortized the excess cost over equity in net assets of a subsidiary on a straight-line basis over the period ended December 31, 1994.

     Income Taxes - In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective January 1, 1993, the Company adopted SFAS 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statements of operations for the quarter ended March 31, 1993.

     Acquisition of Fiber Optic Services - In January 1996, the Company acquired the assets of Fiber Optic Services for a payment of $167,630 and future payments equal to 2 1/2 times their average pre-tax earnings for the five years ended December 31, 2000. The Company has allocated the initial payment and estimated minimum amount of additional payments based on earnings to the assets acquired. Proforma effects of this acquisition for fiscal 1995 are considered immaterial.

     Fiber Optic Services is engaged in the construction of fiber optic communication systems throughout the United States primarily for electric utilities and communication companies.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Financial Instruments Fair Value, Concentration of Business and Credit Risks - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accrued billing, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. It is not considered practical to estimate the fair value of the $690,000 note receivable relating to the sale of The San Pedro Mining Corporation (see Note 3). The fair value of the $300,000 note receivable which provides for an interest rate of 18% and is collateralized by land located in Brevard County, Florida, is considered to be its carrying value due to the lack of a ready market for such loans. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accrued billings and retainage in the amount of $1,091,585 at December 31, 1995 due from electrical utilities pursuant to contract terms. Substantially all of the electrical construction accounts and contracts receivable and contract revenues are from electrical utilities. The Company considers these electrical utility customers to be creditworthy. In January 1996, the Company lost its largest zeolite customer which represented 51% of mining revenue in 1995. The Company is currently seeking other customers to replace this business.

     Reclassifications - Certain amounts in 1994 have been reclassified to conform to the 1995 presentation.

     Note 2 - Costs and Estimated Earnings on Uncompleted Contracts

     At December 31, 1995 and 1994, long-term fixed price construction contracts in progress accounted for on the percentage-of-completion method consisted of:

                                             1995             1994
     Costs incurred on uncompleted
       contracts                         $9,039,931       $7,241,283
     Estimated earnings (loss)             (125,181)         677,913
                                          8,914,750        7,919,196
     Less billings to date                8,310,715        7,778,925
                                         $  604,035       $  140,271
     Included in the balance sheets
        under the following captions
          Costs and estimated earnings
            in excess of billings on
            uncompleted contracts          $639,186        $ 248,320
          Billings in excess of costs
            and estimated earnings on
            uncompleted contracts           (35,151)        (108,049)
     Total                                 $604,035        $ 140,271

     The amounts billed but not paid by customers pursuant to retention provisions of long-term construction contracts were $468,474 and $744,484 at December 31, 1995 and 1994, respectively. The retainage is expected to be collected within the next twelve months.

     Note 3 - Sale of Mining Subsidiary

     In April 1991, The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company, entered into an option agreement to sell its mining facilities located in Santa Fe County, New Mexico. Accordingly, through March 1993, option proceeds amounting to approximately $505,000 have been recognized as revenue by the Company.

     In April 1993, the capital stock of San Pedro was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through October 1999. The note bears interest at the rate of prime plus 1% (9.5% at December 31, 1995) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214 of which $48,720, $48,720 and $46,014 were recognized as revenue during 1995, 1994 and 1993, respectively. The installment method recognizes proportionate amounts of the gain associated with the transaction as cash is received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Note 4 - Inventories

     Inventories at December 31 are as follows:

                                          1995         1994
       Materials and supplies          $111,856      $ 93,686
       Industrial mineral products       46,838       107,382
       Ores in process                    6,914        15,640
       Total inventories               $165,608      $216,708

     Note 5 - Properties

     Balances of major classes of properties at December 31 are as follows:

                                              1995           1994
       Land, mines and mining claims      $ 5,255,047    $ 5,179,951
       Buildings and improvements           1,721,825      1,721,825
       Machinery and equipment             13,794,318     13,395,993
         Total                             20,771,190     20,297,769
       Less accumulated depreciation,
         depletion and amortization        16,415,290     16,314,120
       Net properties                     $ 4,355,900    $ 3,983,649

     As a matter of policy, management of the Company reviews the net carrying value of all mining facilities on a periodic basis. As a result of such review, during the fourth quarter of 1993, the Company reduced the carrying value of substantially all of the assets associated with its base and precious metals mining operations and recorded a charge of $2,668,559. This decision was based primarily on the continued low price of silver, the costs of extraction and the relatively low-grade of the remaining reserves.

     Note 6 - Income Taxes

     The income tax provision (benefit) for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                   1995       1994      1993
        Current
          Federal               $    --     $   --  $     --
          State                      --         --        --
                                     --         --        --
        Deferred
          Federal                52,000     24,000     6,500
          State                  10,000      1,000   (36,000)
        Total                   $62,000    $25,000  $(29,500)

     The deferred income tax benefit for the years ended 1995 and 1994 represents the portion of deferred tax assets that the Company estimates will ultimately be realized.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1995 and December 31, 1994 are as follows:

                                              December 31,     December 31,
                                                  1995             1994
     Deferred tax assets
       Depletion, mineral rights
         and deferred development
         and exploration cost                 $  325,000      $   325,000
       Accrued workers' compensation
         costs                                    99,000          116,000
       Accrued vacation and bonus                 15,000           14,000
       Property and equipment,
         principally due to differences
         in depreciation and valuation
         write-downs                             389,000          461,000
       Net operating loss carryforwards        2,685,000        2,430,000
       Investment tax credit
         carryforwards                           295,000          320,000
       Alternative minimum tax
         credit carryforwards                    256,000          256,000
                                               4,064,000        3,922,000
     Valuation allowance                      (3,204,000)      (3,000,000)
       Total net deferred tax assets             860,000          922,000
     Deferred tax liabilities                         --               --
     Net deferred tax assets                  $  860,000      $   922,000

     The Company has recorded a valuation allowance in accordance with the provisions of SFAS 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company increased the valuation allowance for net deferred tax assets by approximately $204,000 and $193,000 for the years ended December 31, 1995 and 1994, respectively.

     At December 31, 1995, the Company had tax net operating loss carryforwards of approximately $7,100,000 available to offset future regular taxable income, which if unused, will expire from 1999 through 2010.

     Additionally, the Company has investment tax credit carryforwards of approximately $295,000 available to reduce future Federal income taxes, which if unused, will expire from 1996 through 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $256,000 which are available to reduce future Federal income taxes over an indefinite period.

     The differences between the Company's effective income tax rate and the Federal statutory rate for the years ended December 31, 1995, 1994 and 1993 are reconciled below:

                                               1995       1994       1993
     Federal statutory rate (benefit)        (34.0%)     (34.0%)    (34.0%)
     Amortization of excess of cost
       over equity in net assets
       of business acquired                    --          3.9        1.2
     State income tax                          2.0          --         --
     Other non-deductible expenses             3.0         1.6         --
     Other                                     6.0          --         --
     Valuation allowance                      33.1        30.8       32.0
     Total                                    10.1%        2.3%      (0.8%)

     Note 7 - Employee Benefit Agreements and 401(k) Plan

     Beginning in 1989, the Company entered into employee benefit agreements with certain employees of the Company. Under the terms of the agreements, the Company buys life insurance policies that build cash surrender value while also providing life insurance benefits for the employee. The Company is entitled to a refund of all previously paid premiums or the cash surrender value of the policy, whichever is lower, if the agreement is terminated prior to the employee attaining the age of 65. After an employee reaches age 65, the Company is entitled to a refund of all previously paid premiums in ten annual installments. In the event of death, the Company will immediately be entitled to a refund of all previously paid premiums. The Company may terminate the agreements at any time by giving written notice to the employee. At December 31, 1995 and 1994, none of the herein described policies had any cash surrender value in excess of the previously paid premiums.

     Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company's contributions to the plan are discretionary and amounted to approximately $74,000 for the year ended December 31, 1995.

     Note 8 - Worker's Compensation Self-Insurance Plan

     During 1990, the Company adopted a self-insured plan for worker's compensation claims subject to certain limits. In July 1993, the Company changed its method of insuring workers' compensation claims to a plan that is not self-insured. As of December 31, 1995 and 1994, the estimated liability for workers' compensation for the outstanding claims under the previous self-insured plan was approximately $260,000 and $240,000, respectively. Such liability is included in accounts payable and accrued liabilities in the accompanying balance sheets.

     Note 9 - Credit Facility

     Under an unsecured line of credit arrangement expiring April 30, 1996 (guaranteed by the Company), the Company's electrical construction subsidiary may borrow up to $1,000,000 at the bank's prime rate of interest. At December 31, 1995 and 1994, no borrowings were outstanding under this line of credit. All stated conditions related to this available credit line have been complied with in 1995 and 1994.

     Note 10 - Preferred and Common Stock

     The Series A 7% Voting Cumulative Convertible Preferred Stock ("Series A Stock") is convertible into common stock, presently at the rate of 1.144929 shares of common stock for each share of Series A Stock, and has an annual dividend rate of $.07 per share. The Series A Stock may be redeemed by the Company at par. Holders of the Series A Stock have the same voting rights as common stockholders (except under certain circumstances arising from the failure to pay dividends on the Series A Stock) and have certain rights not held by common stockholders such as preferences in liquidation and controlling voting rights in certain mergers, sales and amendments to the Certificate of Incorporation.

     At December 31, 1995, 26,872,106 shares of Series A Stock were issued and 388,597 shares of Series A Stock were reserved for issuance.

     Note 11 - Other Income, Net

     Other income, net consists of the following:

                                             1995        1994        1993
     Interest income                       $404,646    $317,695    $253,946
     Option proceeds (Note 3)                    --          --     252,727
     Recognized gain on
       sale of subsidiary (Note 3)           48,720      48,720      46,014
     Gain on sale of equipment               88,640     115,239      14,430
     Other                                   18,932      80,745      36,872
     Total other income, net               $560,938    $562,399    $603,989

     Note 12 - Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per common share, after deducting dividend requirements on the Company's Preferred Stock of $23,758 in each of the years ended December 31, 1995, 1994 and 1993 were based on the weighted average number of shares of Common Stock outstanding, excluding average shares of Treasury stock, of 17,358 for each of the years ended December 31, 1995, 1994 and 1993. The inclusion of Common Stock issuable upon conversion of Preferred Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.

     Note 13 - Business Segment Information

     Operations include mining and electrical construction. Intersegment sales have been eliminated. The following table sets forth certain segment information for the periods indicated:

                                            1995          1994         1993
     Sales from operations to
       unaffiliated customers
         Electrical construction        $10,676,254   $10,811,611  $10,093,736
         Mining                           1,907,684     1,783,728    1,921,797
     Total                              $12,583,938   $12,595,339  $12,015,533

     Gross profit (loss)
       Electrical construction           $ (223,154)  $  (181,278) $   335,111
       Mining                                72,150        25,288   (3,148,842)
     Total gross profit (loss)             (151,004)     (155,990)  (2,813,731)

     Interest and other income, net         560,938       562,399      603,989
     General corporate expenses          (1,025,492)   (1,481,925)  (1,287,564)
     Interest expense                            --            --       (3,594)
       Loss from operations
         before income taxes
         and cumulative effect
         of change in accounting
         for income taxes                $ (615,558)  $(1,075,516) $(3,500,900)

     Identifiable assets
       Electrical construction          $ 5,177,368   $ 5,172,820  $ 5,997,424
       Mining                             3,140,009     3,052,651    3,050,253
       Corporate                          5,529,383     6,232,435    7,354,807
     Total                              $13,846,760   $14,457,906  $16,402,484

     Capital expenditures
       Electrical construction           $  780,613      $464,040   $  871,211
       Mining                               338,728       372,259      387,668
       Corporate                            140,786        42,168       54,943
     Total                               $1,260,127      $878,467   $1,313,822

     Depreciation and depletion
       Electrical construction             $541,041      $559,523   $  636,441
       Mining                               280,360       204,779      345,401
       Corporate                             55,045        34,284       37,436
     Total                                 $876,446      $798,586   $1,019,278

     Gross profit (loss) is total operating revenue less operating expenses. Gross profits (losses) exclude general corporate expenses, interest expense, interest income and income taxes. Royalty income is included in the calculation of gross profit
     (loss) for the mining segment. Identifiable assets by industry are used in the operations of each industry.

     Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

                                 1995            1994            1993
                                 % of            % of            % of
                                Total           Total           Total
                            Amount  Sales   Amount  Sales   Amount  Sales
     Electrical construction
       Customer A                           $2,081    17    $6,927    58
       Customer B           $3,409    27
       Customer C                                            1,389    12
       Customer D            1,584    13     3,245    26     1,249    10
       Customer E                            3,781    30

     Note 14 - Quarterly Financial Data (Unaudited)

     Selected quarterly financial data (in thousands of dollars except per share amounts) follows:

                                                     1995
                                    First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter
     Revenues                      $2,222     $3,381     $4,101     $3,624
     Gross profit (loss)
       Electrical construction       (170)       226       (302)        23
       Mining                         (36)        13         48         46
     Net income (loss)               (375)        64       (369)         3
     Earnings (loss) available
       to common stockholders        (381)        58       (375)        (3)
     Earnings (loss) per share
       of common stock               (.01)        --       (.01)        --


                                                    1994
                                    First     Second      Third     Fourth
                                   Quarter    Quarter    Quarter    Quarter
     Revenues                      $2,357     $2,566     $5,129     $3,343
     Gross profit (loss)
      Electrical construction        (320)       166         66        (93)
      Mining                           51        (12)       (54)        40
     Net income (loss)               (426)       (35)      (132)      (507)
     Earnings (loss) available
      to common stockholders         (432)       (41)      (138)      (513)
     Earnings (loss) per share
      of common stock                (.02)        --       (.01)      (.02)

     The totals for the years 1995 and 1994 may differ from the sum of the quarterly information due to rounding.

     Item 9. Charges In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                  PART III

     Item 10.  Directors and Executive Officers of the Registrant.

     Information concerning the directors of the Company is contained under "Election of Directors" in the Company's 1996 Proxy Statement, which information is incorporated by reference.

     The executive officers of the Company are as follows:

                                           Year in which
                                           Service Began
             Name and Title(1)               as Officer          Age
        James Sottile
          Chairman of the Board
          of Directors                          1970              82

        John H. Sottile, (2)
          President and Chief
          Executive Officer, Director           1983              48

        John M. Starling
          Secretary, Director                   1996              66

        Stephen R. Wherry,
          Vice President, Treasurer
          and Chief Financial Officer           1988              37

     Throughout the past five years John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company.

     James Sottile has served as Chairman of the Board for the past five years.

     John M. Starling has been an executive officer of the Company since March 15, 1996. Since January 1, 1995, Mr. Starling has acted as Of Counsel for the law firm of Severs, Stadler & Harris, P.A. Prior to such time, Mr. Starling was a member of the law firm of Holland, Starling, Severs, Stadler & Friedland, P.A.

     The term of office of all directors is until the next annual meeting and the term of office of all officers is for one year and until their successors are chosen and qualify.

     (1)  As of February 23, 1996.

     (2) John H. Sottile is the son of James Sottile, Chairman of the Board of Directors.

     Item 11.  Executive Compensation.

     Information concerning executive compensation is contained under "Executive Compensation" in the Company's 1996 Proxy Statement, which information is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management.

     Information concerning the security ownership of the directors and officers of the registrant is contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement, which information is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.

     Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Election of Directors" in the Company's 1996 Proxy Statement, which information is incorporated herein by reference.

                                  PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.


     (a) 1.  Financial Statements Page

     Report of Independent Certified Public Accountants              11

     Consolidated Balance Sheets - December 31, 1995
       and 1994                                                      12

     Consolidated Statements of Operations - Three Years
       ended December 31, 1995                                       13

     Consolidated Statements of Cash Flows - Three Years
       ended December 31, 1995                                       14

     Consolidated Statements of Stockholders' Equity-
       Three Years ended December 31, 1995                           15

     Notes to Consolidated Financial Statements                      16


     2.  Financial Statement Schedules Required to be
         Filed by Item 8 of this Form

     Schedule III - Condensed Financial Information of Registrant

       Condensed Balance Sheets - December 31, 1995 and 1994         32

       Condensed Statements of Operations -
         Three Years ended December 31, 1995                         33

       Condensed Statements of Cash Flows -
         Three Years ended December 31, 1995                         34

     3.  Exhibits

      3-1 Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

      3-2 By-Laws of the Company, as amended, is hereby incorporated by reference to Exhibit 3-2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

      4-1 Action by Unanimous Consent of Holders of Preferred Stock as of September 30, 1979 permanently waiving mandatory redemption is hereby incorporated by reference to Exhibit 3-5 of the Company's Registration Statement on Form S-l, No. 2-65781, heretofore filed with the Commission on November 28, 1979.

      4-2 Specimen copy of Company's Common Stock certificate is hereby incorporated by reference to Exhibit 4-5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

      10-1     Employment Agreement dated January 1, 1986 between
               Southeast Power Corporation and Romey A. Taylor is hereby incorporated by reference to Exhibit 10-l(b) of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986.

      10-1(a) Amendment No. 1 to Employment Agreement dated January 1, 1986 between Southeast Power Corporation, Romey A. Taylor and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1(a) to the Company's report on Form 10-Q for the quarter ended September 30, 1988, heretofore filed with the Commission (file No. 1-7525).

      10-1(b) Amendment dated September 11, 1995 to Employment Agreement effective January 1, 1986 between Southeast Power Corporation and Romey A. Taylor is hereby incorporated by reference to Exhibit 10-1(b) to the Company's report on Form 10-Q for the quarter ended September 30, 1995, heretofore filed with the Commission (file No. 1-7525).

      10-2 Employment Agreement effective January 15, 1985 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-6 of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986.

      10-2(a) Amendment dated February 25, 1986 to the Employment Agreement included in Exhibit 10-2 is hereby incorporated by reference to Exhibit 10-6(a) of the Company's
               Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986.

      10-2(b) Amendment dated September 23, 1988 to Employment Agreement effective January 15, 1985 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(b) to the Company's report on Form 10-Q for the quarter ended September 30, 1988, heretofore filed with the Commission (file No. 1-7525).

      10-2(c) Amendment dated February 27, 1990 to Employment Agreement effective January 15, 1985 between The Goldfield Corporation and John H. Sottile, is hereby incorporated by reference to Exhibit 10-2(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1989, heretofore filed with the Commission (file No. 1-7525).

      10-2(d) Amendment dated January 29, 1992 to Employment Agreement effective January 15, 1985 between The Goldfield Corporation and John H. Sottile, is hereby incorporated by reference to Exhibit 10-2(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, heretofore filed with the Commission (file No. 1-7525).

      10-2(e) Amendment dated September 15, 1995 to Employment Agreement effective January 15, 1985 between The Goldfield Corporation and John H. Sottile, is hereby incorporated by reference to Exhibit 10-2(e) of the Company's report on Form 10-Q for the quarter ended September 30, 1995, heretofore filed with the Commission (file No. 1-7525).

      10-3 Employment Agreement dated January 1, 1986 among John H. Sottile, Southeast Power Corporation and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-8 of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986.

      10-3(a) Amendment No. 1 to Employment Agreement dated January 1, 1986 among John H. Sottile, Southeast Power Corporation and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-4(a) of the Company's report on Form 10-Q for the quarter ended September 30, 1988, heretofore filed with the Commission (file No. 1-7525).

      10-3(b) Amendment No. 2 to Employment Agreement dated January 1, 1986 among John H. Sottile, Southeast Power Corporation and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-4(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, heretofore filed with the Commission (file No. 1-7525).

      10-3(c) Amendment dated September 11, 1995 to Employment Agreement effective January 1, 1986 between Southeast Power Corporation and John H. Sottile, is hereby incorporated by reference to Exhibit 10-4(c) of the Company's report on Form 10-Q for the quarter ended September 30, 1995 heretofore filed with the Commission (file No. 1-7525).

      10-4 Employee Benefit Agreement dated November 20, 1989 between The Goldfield Corporation and John H. Sottile, is hereby incorporated by reference to Exhibit 10-5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989, heretofore filed with the Commission (file No. 1-7525).

      10-5 Employee Benefit Agreement dated November 16, 1989 between The Goldfield Corporation and Stephen R. Wherry, is hereby incorporated by reference to Exhibit 10-6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989, heretofore filed with the Commission (file No. 1-7525).

      10-6 Form of Exchange Agent Agreement is hereby incorporated by reference to Exhibit 4-11 of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986.

      10-7 Stock Purchase Agreement dated April 12, 1993 between Florida Transport Corporation and Royalstar Southwest, Inc., is hereby incorporated by reference to Exhibit 10-13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, heretofore filed with the Commission (file No. 1-7525).

      10-8 The Goldfield Corporation and Subsidiaries Standardized Adoption Agreement and Prototype Cash or Deferred Profit-Sharing Plan and Trust Basic Plan Document #3 effective January 1, 1995, is hereby incorporated by reference to
               Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended March 31, 1995, heretofore filed with the Commission (file No. 1-7525).

      11 For computation of per share earnings, see Note 15 of Notes to Consolidated Financial Statements.

     *21       Subsidiaries of Registrant.

     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter ended December 31, 1995.

     * Filed herewith.

                           THE GOLDFIELD CORPORATION
                                (Parent Company)

                                  SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS


                                                     December 31,
     ASSETS                                       1995          1994
     Current assets
       Cash and cash equivalents             $ 3,109,742    $ 4,092,761
       Accounts receivable                        64,455            357
       Prepaid expenses and other
         current assets                           25,056          2,582
           Total current assets                3,199,253      4,095,700

     Investments in and amounts due from
       subsidiaries                            8,131,850      7,971,607

     Property and equipment, at cost             300,379        255,312
     Less accumulated depreciation               123,722        132,898
       Net property and equipment                176,657        122,414

     Deferred charges and other assets
       Deferred income taxes                     860,000        922,000
       Repurchased royalties at cost, less
         accumulated amortization of
         $158,640 in 1995 and $132,562
         in 1994                                 160,810        186,888
       Cash surrender value of
         life insurance                          303,473        222,678
                                               1,324,283      1,331,566

     Total assets                            $12,832,043    $13,521,287


     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities                     $    27,041    $    14,969

     Stockholders' equity                     12,805,002     13,506,318

     Total liabilities and
       stockholders' equity                  $12,832,043    $13,521,287

                           THE GOLDFIELD CORPORATION
                                (Parent Company)

                                  SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                          1995        1994           1993
     Revenue
       Royalty income                $  183,308  $   236,094     $  206,792
       Interest and other
         income, net                    201,194      172,121        143,921
           Total revenue                384,502      408,215        350,713

     Costs and expenses
       Depreciation                      55,045       34,284         37,436
       Amortization of coal royalty      26,078       26,078         26,078
       General and administrative       926,700    1,343,140      1,134,310
         Total costs and expenses     1,007,823    1,403,502      1,197,824

     Loss before income of
       subsidiaries                    (623,321)    (995,287)      (847,111)

     Income (loss) of subsidiaries        7,763      (80,229)    (2,653,789)

     Loss before income taxes          (615,558)  (1,075,516)    (3,500,900)

     Income taxes (benefit)              62,000       25,000        (29,500)

     Loss before cumulative effect
       of change in accounting
       for income taxes                (677,558)  (1,100,516)    (3,471,400)

     Cumulative effect of
       change in accounting
       for income taxes                      --           --        917,500

     Net loss                          (677,558)  (1,100,516)    (2,553,900)

     Preferred stock dividends           23,758       23,758         23,758

     Earnings (loss) available
       to common stockholders        $ (701,316) $(1,124,274)   $(2,577,658)

     Earnings (loss) per share:
       Income (loss) from operations
         before change in accounting
         for income taxes                $(0.03)      $(0.04)        $(0.13)
       Cumulative effect of change in
         accounting for income taxes         --           --           0.03
     Earnings (loss) per share of
       common stock                      $(0.03)      $(0.04)        $(0.10)

     Weighted average number of
       shares outstanding            26,854,748   26,854,748     26,854,748


                           THE GOLDFIELD CORPORATION
                               (Parent Company)

                                 SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                               Years Ended December 31,
                                           1995         1994          1993
Cash flows from operating activities
  Net loss before cumulative effect
    of a change in accounting for
    income taxes                        $(677,558)  $(1,100,516)  $(3,471,400)
  Adjustments to reconcile net loss
    to net cash provided from (used by)
    operating activities
      Depreciation                         55,045        34,284        37,436
      Amortization of excess of cost
        over equity in net assets of
        the acquired business                  --       124,331       124,368
      Amortization of repurchased
        royalties                          26,078        26,078        26,078
      Deferred income taxes                62,000        25,000       (29,500)
      Loss on sale of equipment                --           265        14,832
      Decrease (increase) in accounts
        receivable                        (64,098)          180          (201)
      Decrease (increase) in prepaid
        expenses and other current
        assets                            (22,474)       38,652       (28,721)
      Increase in cash surrender value
        of life insurance                 (80,795)      (74,015)      (71,649)
      Increase in accounts
        payable and accrued liabilities    12,072           434           584
      (Increase) decrease in
        intercompany receivables         (152,480)       35,758       (68,173)
      Undistributed (earnings) loss
        from subsidiaries                  (7,763)       (4,342)    2,822,728
          Total adjustments              (172,145)      206,625     2,827,782
        Net cash used by
          operating activities           (849,973)     (893,891)     (643,618)

Cash flows from investing activities
  Proceeds from the disposal of
    equipment                                  --         1,003        25,883
  Purchases of equipment, net of
    intercompany transfers               (109,288)      (12,186)      (54,276)
    Net cash used by investing
      activities                         (109,288)      (11,183)      (28,393)

Cash flows from financing activities
  Dividends received from subsidiaries         --            --       120,000
  Payments of preferred stock dividends   (23,758)      (23,758)      (23,758)
    Net cash provided by (used by)
      financing activities                (23,758)      (23,758)       96,242

Net decrease in cash and cash
  equivalents                            (983,019)     (928,832)     (575,769)

Cash and cash equivalents at
  beginning of year                     4,092,761     5,021,593     5,597,362

Cash and cash equivalents at
  end of year                          $3,109,742    $4,092,761   $ 5,021,593

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     THE GOLDFIELD CORPORATION

     By       /s/   John H. Sottile
                (John H. Sottile)
         President, Chief Executive Officer
                   and Director


     Dated:  March 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                     Title                      Date

      /s/ James Sottile            Chairman of the Board        March 22, 1996
         (James Sottile)


      /s/ John H. Sottile          President,                   March 22, 1996
       (John H. Sottile)           Chief Executive
                                   Officer and Director

      /s/ Stephen R. Wherry        Vice President,              March 22, 1996
       (Stephen R. Wherry)         Finance and Chief
                                   Financial Officer
                                   (Principal Financial
                                   Officer), Treasurer
                                   and Principal
                                   Accounting Officer

      /s/ John M. Starling         Director and Secretary       March 22, 1996
       (John M. Starling)

      /s/ John P. Fazzini          Director                     March 22, 1996
       (John P. Fazzini)

      /s/ Danforth E. Leitner      Director                     March 22, 1996
       (Danforth E. Leitner)