Form 10-Q
period 1996-03-31
GOLDFIELD CORP
filed 1996-05-10
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


                                  (Mark One)


   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the quarterly period ended March 31, 1996

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

   There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of April 30, 1996.


                        PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                     March 31,    December 31,
                                                       1996           1995
  ASSETS
   Current assets
     Cash and cash equivalents                     $ 4,070,392    $ 4,447,810
     Accounts receivable and accrued billings        1,248,614      1,538,039
     Current portion of notes receivable (Note 2)      172,343        191,438
     Inventories (Note 3)                              195,499        165,608
     Costs and estimated earnings in excess of
       billings on uncompleted contracts               958,999        639,186
     Prepaid expenses and other current assets         185,680        162,470
       Total current assets                          6,831,527      7,144,551

   Properties, net                                   4,798,387      4,355,900

   Notes receivable, less current portion (Note 2)     830,000        810,000

   Deferred charges and other assets
     Deferred income taxes (Note 4)                    860,000        860,000
     Repurchased royalties at cost, net                154,291        160,810
     Cash surrender value of life insurance            520,200        515,499

       Total deferred charges and other assets       1,534,491      1,536,309

   Total assets                                    $13,994,405    $13,846,760

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
     Accounts payable and accrued liabilities       $  825,532     $  819,847
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                36,859         35,151
     Current portion of long-term obligation (Note 5)   20,000             --
     Current portion of deferred gain                   44,660         48,720
       Total current liabilities                       927,051        903,718

   Long-term obligation, less current portion
     (Note 5)                                          280,000             --

   Deferred gain on installment sale, less
     current portion (Note 2)                          138,040        138,040

   Total liabilities                                 1,345,091      1,041,758

   Stockholders' equity
     Preferred stock, $1 par value per share,
       5,000,000 shares authorized; issued
       and outstanding 339,407 shares of
       Series A 7% voting cumulative
       convertible stock                               339,407        339,407
     Common stock, $.10 par value per share,
       40,000,000 shares authorized; issued
       26,872,106 shares                             2,687,211      2,687,211
     Capital surplus                                18,369,860     18,369,860
     Retained earnings (deficit)                    (8,728,444)    (8,572,756)
       Total                                        12,668,034     12,823,722
   Less common stock in treasury, 17,358 shares,
     at cost                                            18,720         18,720
       Total stockholders' equity                   12,649,314     12,805,002

   Total liabilities and stockholders' equity      $13,994,405    $13,846,760


   See accompanying Notes to Consolidated Financial Statements


                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       1996           1995
Revenue
   Electrical construction                          $2,878,062     $1,604,989
   Mining                                              347,986        467,335
   Royalty income                                           --         34,067
   Other income, net                                    99,770        116,105
     Total revenue                                   3,325,818      2,222,496

Costs and expenses
   Electrical construction                           2,631,571      1,655,017
   Mining                                              316,670        463,794
   Depreciation                                        226,697        199,097
   Amortization of repurchased royalties                 6,519          6,519
   General and administrative                          294,110        267,431
     Total costs and expenses                        3,475,567      2,591,858

Loss from operations before income taxes              (149,749)      (369,362)

Income taxes (Note 4)                                       --          6,000

Net loss                                              (149,749)      (375,362)

Preferred stock dividends                                5,939          5,939

Loss available to common
   stockholders                                     $ (155,688)    $ (381,301)

Loss per share of common stock
  (Note 6)                                              $(0.01)        $(0.01)

Weighted average number of shares
  outstanding                                       26,854,748     26,854,748


See accompanying Notes to Consolidated Financial Statements

                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                       1996         1995
Cash flows from operating activities
Net loss                                           $(149,749)    $(375,362)
Adjustments to reconcile net loss to net
 cash provided from (used by) operating
 activities
   Depreciation and amortization                     233,216       205,616
   Deferred income taxes                                  --         6,000
   Deferred gain on sale of subsidiary                (4,060)      (12,180)
   Gain on sale of property and equipment             (5,266)         (150)
   Decrease in accounts receivable
     and accrued billings                            289,425       420,827
   Decrease (increase) in inventories                (29,891)       22,968
   Increase in costs and estimated
     earnings in excess of billings on
     uncompleted contracts                          (319,813)     (315,579)
   Decrease (increase) in prepaid expenses
     and other current assets                        (23,210)       26,980
   Increase in cash surrender
     value of life insurance                          (4,701)       (4,701)
   Increase in accounts payable and
     accrued liabilities                               5,685       136,643
   Increase (decrease) in billings in excess
     of costs and estimated earnings
     on uncompleted contracts                          1,708       (83,628)
       Total adjustments                             143,093       402,796
       Net cash provided from (used by)
       operating activities                           (6,656)       27,434


Cash flows from investing activities
 Proceeds from the disposal of fixed assets            6,308            150
 Payments made to grant loans                        (20,000)            --
 Proceeds from notes receivable                       19,095         47,961
 Purchases of fixed assets                          (197,088)      (274,141)
 Payments made to acquire fixed assets
   of Fiber Optic Services                          (173,138)            --
     Net cash used by investing activities          (364,823)      (226,030)

Cash flows from financing activities
 Payments of preferred stock dividends                (5,939)        (5,939)
     Net cash used by financing activities            (5,939)        (5,939)

Net increase (decrease) in cash and
 cash equivalents                                   (377,418)      (204,535)
Cash and cash equivalents at beginning of period   4,447,810      5,875,538
Cash and cash equivalents at end of year          $4,070,392     $5,671,003

Interest paid                                            $--            $--
Taxes paid                                                --             --

See accompanying Notes to Consolidated Financial Statements

                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1996


     Note 1 - Basis of Presentation

     In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1995, was derived from the audited consolidated balance sheet. These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995.
     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

     Note 2 - Sale of Mining Subsidiary

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through January 2000, with the exception of six installments being reduced to $7,500 payable February 1996 through July 1996 as a result of an amendment dated April 3, 1996. The note bears interest at the rate of prime plus 1% (9.25% at March 31, 1996) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214. In the three months ended March 31, 1996 and 1995, $4,060 and $12,180, respectively, of such deferred gain was recognized as revenue. The installment method recognizes proportionate amounts of the gain associated with the transaction as cash is received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Note 3 - Inventories

     Inventories are summarized as follows:

                                                March 31,         December 31,
                                                  1996               1995
       Materials and supplies                   $111,479           $111,856
       Industrial mineral products                52,977             46,838
       Ores in process                            31,043              6,914
       Total inventories                        $195,499           $165,608

     Note 4 - Income Taxes

     The income tax provision (benefit) for the three months ended March 31, 1996 and 1995 consists of the following:

                            1996      1995
      Current
        Federal           $  --    $   --
        State                --        --
                             --        --

      Deferred
        Federal              --     5,000
        State                --     1,000
      Total               $  --    $6,000

     The deferred income tax benefit as of March 31, 1996 and 1995 represents the portion of deferred tax assets that the Company estimates will ultimately be realized.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of March 31, 1996 and December 31, 1995 are as follows:

                                                  March 31,    December 31,
                                                    1996           1995
     Deferred tax assets
       Depletion, mineral rights
         and deferred development
         and exploration cost                   $  325,000     $   325,000
       Accrued workers' compensation
         costs                                      92,000          99,000
       Accrued vacation and bonus                   22,000          15,000
       Property and equipment,
          principally due to differences
          in depreciation and valuation
          write-downs                              381,000         389,000
       Net operating loss carryforwards          2,740,000       2,685,000
       Investment tax credit
         carryforwards                             264,000         295,000
       Alternative minimum tax
         credit carryforwards                      256,000         256,000
                                                 4,080,000       4,064,000
     Valuation allowance                        (3,220,000)     (3,204,000)
       Total net deferred tax assets               860,000         860,000
     Deferred tax liabilities                           --              --
     Net deferred tax assets                    $  860,000     $   860,000

     The Company has recorded a valuation allowance in accordance with the provisions of SFAS 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company increased the valuation allowance for net deferred tax assets by approximately $16,000 and $142,000 for the quarters ended March 31, 1996 and 1995, respectively.

     At March 31, 1996, the Company had tax net operating loss carryforwards of approximately $7,200,000 available to offset future regular taxable income, which if unused, will expire from 1999 through 2011.

     Additionally, the Company has investment tax credit carryforwards of approximately $264,000 available to reduce future Federal income taxes, which if unused, will expire from 1997 through 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $256,000 which are available to reduce future Federal income taxes over an indefinite period.

     Note 5 - Acquisition of Fiber Optic Services

     In January 1996, the Company acquired the fixed assets of Fiber Optic Services for payments of $173,138 and future payments equal to 2 1/2 times their average pre-tax earnings for the five years ended December 31, 2000. The future payments have been estimated to be $300,000 and have been recorded on the balance sheet of the Company as a long-term obligation. This acquisition was accounted for as a purchase. Accordingly, the initial payments and estimated amount of additional payments based on earnings was allocated to the fixed assets acquired based upon their estimated fair market values. Proforma effects of this acquisition for the three months ended March 31, 1995 are considered immaterial.

     Fiber Optic Services is engaged in the construction of fiber optic communication systems throughout the United States primarily for electric utilities and communication companies.

     Note 6 - Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per common share, after deducting dividend requirements on the Company's Preferred Stock of $5,939 in each of the three month periods ended March 31, 1996 and 1995 were based on the weighted average number of shares of Common Stock outstanding, excluding average shares of Treasury stock, of 17,358 for each of the three month periods ended March 31, 1996 and 1995. The inclusion of Common Stock issuable upon conversion of Preferred Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings
     (loss) per common share.


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

     Results of Operations - Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995.

     Net Income (Loss)

     The Company incurred a net loss of $149,749 for the three months ended March 31, 1996, compared to a net loss of $375,362 for the three months ended March 31, 1995.

     Revenues

     Total revenues for the three months ended March 31, 1996 were $3,325,818, compared to $2,222,496 in the like 1995 period. The increase in revenues was attributable to electrical construction operations.

     Electrical construction revenue increased by 79% in the three months ended March 31, 1996 to $2,878,062 from $1,604,989 for the three months ended March 31, 1995. The increase in electrical construction revenue was primarily due to a single contract in Alabama which commenced during the third quarter of 1995. Revenue from the newly acquired subsidiary, Fiber Optic Services, was $115,917 for the three months ended March 31, 1996.

     Revenue from mining operations for the three months ended March 31, 1996 decreased by 26% to $347,986 from $467,335 for the first quarter of 1995. Mining revenue decreased as a result of the change in the needs of one customer which accounted for approximately 54% of zeolite sales for the quarter ended March 31, 1995.

     Operating Results

     Electrical construction operations had an operating profit of $103,751 during the three months ended March 31, 1996, compared to an operating loss of $169,778 for the three months ended March 31, 1995. The increase in operating results has been primarily due to increased gross margins from contract work. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At March 31, 1996, the approximate value of uncompleted contracts was $2,780,000, compared to $3,480,000 at February 14, 1996 and $5,775,000 at March 31, 1995.

     During the three months ended March 31, 1996, the operating loss from mining operations was $49,560, compared to an operating loss of $35,508 during the three months ended March 31, 1995. Operating profit(loss) includes royalty income and depreciation expense. The decrease in operating results from mining operations in the first quarter of 1996 were due to the decrease in royalty income. There was no royalty income recognized during the first quarter of 1996 compared to $34,067 in the first quarter of 1995. During 1995, the lessee suspended mining operations at Harlan Fuel Company and the Company is, therefore, currently receiving only the annual minimum royalties of $150,000.

     The St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 4,036 tons of natural zeolite in the first quarter of 1996, compared to 6,272 tons in the first quarter of 1995.

     Surface and underground mining of base and precious metals has been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the three months ended March 31, 1996, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"),sold 2,116 tons of barren, siliceous flux to copper smelters, compared to 1,380 tons sold during the three months ended March 31, 1995. Lordsburg also sold 3,229 tons of construction aggregate material during the three months ended March 31, 1996, compared to 4,906 tons sold during the three months ended March 31, 1995.

     Production from underground mining at Lordsburg, which was suspended in February 1994, had previously been intermittent due to low ore grade and inconsistent smelter demand. The ore produced from the mine was used by nearby copper smelters as precious metal bearing siliceous flux. Future demand for underground ores cannot be determined at this time.

     Although the Company has continued limited production of construction aggregates and siliceous flux at Lordsburg, a final decision with respect to the future operations at Lordsburg has not been reached.

     Other Income

     Other income for the three months ended March 31, 1996 was $99,770, compared to $116,105 for the three months ended March 31, 1995.

     Costs and Expenses

     Electrical construction costs were $2,631,571 and $1,655,017 for the three months ended March 31, 1996 and March 31, 1995, respectively.

     Depreciation and amortization was $233,216 in the three months ended March 31, 1996, compared to $205,616 in the three months ended March 31, 1995.

     General corporate expenses of the Company were $303,710 in the three months ended March 31, 1996, compared to $280,181 in the three months ended March 31, 1995.

                        Liquidity and Capital Resources

     Cash and cash equivalents as of March 31, 1996 were $4,070,392 compared to $4,447,810 as of December 31, 1995. Working capital at March 31, 1996 was $5,904,476, compared to $6,240,833 at December 31,
     1995. The Company's ratio of current assets to current liabilities was 7.4 to 1 at March 31, 1996, compared to 7.9 to 1 at December 31, 1995.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $5,939 in each of the three months ended March 31, 1996 and 1995. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power Corporation ("Southeast Power"), a wholly-owned subsidiary of the Company, and SunTrust Bank, Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1997 at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the three months ended March 31, 1996 and 1995.

     The Company's capital expenditures for the three months ended March 31, 1996 were $670,226, compared to $274,141 for the three months ended March 31, 1995. The capital expenditures for 1996 include the acquisition of the fixed assets of Fiber Optic Services for $473,138 as described in Note 5 of Notes to Consolidated Financial Statements.


                          PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

             None.

     (b)     Reports on Form 8-K

             No Current Report on Form 8-K was filed during the quarter ended March 31, 1996.


                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE GOLDFIELD CORPORATION
                                                     (Registrant)


       Date:    May 10, 1996                     /s/ John H. Sottile
                                                  (John H. Sottile)
                                                  President and Chief
                                                  Executive Officer

       Date:    May 10, 1996                    /s/ Stephen R. Wherry
                                               (Stephen R. Wherry, C.P.A.)
                                                Vice President, Treasurer
                                                and Chief Financial Officer