Form 10-Q
period 1996-06-30
GOLDFIELD CORP
filed 1996-08-08
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                               (Mark One)


   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the quarterly period ended June 30, 1996

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

   There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of July 25, 1996.



                         PART I.  FINANCIAL INFORMATION


   Item 1. Financial Statements.

                            THE GOLDFIELD CORPORATION
                                 and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,   December 31,
   ASSETS                                                1996         1995
    Current assets
     Cash and cash equivalents                       $ 3,558,582  $ 4,447,810
     Accounts receivable and accrued billings          1,438,700    1,538,039
     Current portion of notes receivable (Note 2)        180,741      191,438
     Inventories (Note 3)                                208,069      165,608
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                 912,603      639,186
     Prepaid expenses and other current assets           111,393      162,470
       Total current assets                            6,410,088    7,144,551

   Properties, net                                     4,664,555    4,355,900

   Notes receivable, less current portion (Note 2)       697,500      810,000

   Deferred charges and other assets
     Deferred income taxes (Note 4)                      860,000      860,000
     Repurchased royalties at cost, net                  147,771      160,810
     Cash surrender value of life insurance              520,200      515,499
       Total deferred charges and other assets         1,527,971    1,536,309

   Total assets                                      $13,300,114  $13,846,760

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
     Accounts payable and accrued liabilities        $   750,714  $   819,847
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                   1,989       35,151
     Current portion of long-term obligation (Note 5)     20,000           --
     Current portion of deferred gain (Note 2)            46,690       48,720
       Total current liabilities                         819,393      903,718

   Long-term obligation, less current portion (Note 5)   280,000           --

   Deferred gain on installment sale, less
     current portion (Note 2)                            125,860      138,040

   Total liabilities                                   1,225,253    1,041,758

   Stockholders' equity
     Preferred stock, $1 par value per share,
       5,000,000 shares authorized; issued and
       outstanding 339,407 shares of Series A
       7% voting cumulative convertible stock            339,407      339,407
     Common stock, $.10 par value per share,
       40,000,000 shares authorized; issued
       26,872,106 shares                               2,687,211    2,687,211
     Capital surplus                                  18,369,860   18,369,860
     Retained earnings (deficit)                      (9,302,897)  (8,572,756)
       Total                                          12,093,581   12,823,722
   Less common stock in treasury, 17,358 shares,
     at cost                                              18,720       18,720
       Total stockholders' equity                     12,074,861   12,805,002

   Total liabilities and stockholders' equity        $13,300,114  $13,846,760


   See accompanying Notes to Consolidated Financial Statements


                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                                1996         1995         1996        1995
Revenue
  Electrical construction    $2,171,484   $2,747,686   $5,049,546  $4,352,675
  Mining                        388,346      434,552      736,332     901,887
  Royalty income                     --       40,012           --      74,079
  Other income, net              88,416      158,518      188,186     274,623
    Total revenue             2,648,246    3,380,768    5,974,064   5,603,264

Costs and expenses
  Electrical construction     2,353,568    2,406,171    4,985,139   4,061,188
  Mining                        354,843      386,899      671,513     850,693
  Depreciation                  222,973      196,491      449,670     395,588
  Amortization of repurchased
    royalties                     6,520        6,520       13,039      13,039
  General and administrative    278,855      282,227      572,965     549,658
    Total costs and expenses  3,216,759    3,278,308    6,692,326   5,870,166

Income (loss) from operations
   before income taxes         (568,513)     102,460     (718,262)   (266,902)

Income taxes (Note 4)                --       38,000           --      44,000

Net income (loss)              (568,513)      64,460     (718,262)   (310,902)

Preferred stock dividends         5,940        5,940       11,879      11,879

Earnings (loss) available
  to common stockholders     $ (574,453)   $  58,520   $ (730,141) $ (322,781)

Earnings (loss) per share
  of common stock (Note 6)       $(0.02)      $ 0.00       $(0.03)      $(.01)

Weighted average number
  of shares outstanding      26,854,748   26,854,748   26,854,748  26,854,748


See accompanying Notes to Consolidated Financial Statements


                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                     Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                       1996       1995      1996       1995
Cash flows from operating
activities
  Net income (loss)                 $(568,513)  $64,460  $(718,262) $(310,902)
Adjustments to reconcile net
  income (loss) to net cash
  provided from (used by)
  operating activities
Depreciation and amortization         229,493   203,011    462,709    408,627
Deferred income taxes                      --    38,000         --     44,000
Deferred gain on sale of
  subsidiary                         (10,150)   (12,180)   (14,210)   (24,360)
Loss (gain) on sale of property
  and equipment                        2,575    (35,431)    (2,691)   (38,774)
Decrease (increase) in accounts
  receivable and accrued billings   (190,086)  (883,948)    99,339   (459,928)
Increase in inventories              (12,570)   (74,561)   (42,461)   (51,593)
Decrease (increase) in costs and
  estimated earnings in excess of
  billings on uncompleted contracts   46,396    118,360   (273,417)  (197,219)
Decrease in prepaid expenses
  and other current assets            74,287     47,875     51,077     74,855
Decrease (increase) in cash
  surrender value of life insurance       --      4,279     (4,701)      (422)
Increase (decrease) in accounts
  payable and accrued liabilities    (74,818)   629,229    (69,133)   765,872
Increase (decrease) in billing
  in excess of costs and
  estimated earnings on
  uncompleted contracts              (34,870)    60,094    (33,162)   (23,534)
    Total adjustments                 30,257     94,728    173,350    497,524
    Net cash provided from
      (used by) operating
      activities                    (538,256)   159,188   (544,912)   186,622

Cash flows from investing activities
  Proceeds from the disposal of
    fixed assets                       1,700     35,843      8,008     35,993
  Payments made to grant loans       (10,726)  (300,000)   (30,726)  (300,000)
  Proceeds from notes receivable     134,828     53,001    153,923    100,962
  Purchases of fixed assets          (93,416)  (181,187)  (290,504)  (455,328)
  Payments made to acquire fixed
    assets of Fiber Optic Services        --         --   (173,138)        --
      Net cash generated (used) by
        investing activities          32,386   (392,343)  (332,437)  (618,373)

Cash flows from financing activities
  Payments of preferred
    stock dividends                   (5,940)    (5,940)   (11,879)   (11,879)
      Net cash used by financing
        activities                    (5,940)    (5,940)   (11,879)   (11,879)

Net decrease in
  cash and cash equivalents         (511,810)  (239,095)  (889,228)  (443,630)
Cash and cash equivalents at
  beginning of period              4,070,392  5,671,003  4,447,810  5,875,538
Cash and cash equivalents
  at end of year                  $3,558,582 $5,431,908 $3,558,582 $5,431,908

Interest paid                            $--        $--       $--         $--
Taxes paid                                --         --        --          --

See accompanying Notes to Consolidated Financial Statements


                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996


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

     Note 2 - Sale of Mining Subsidiary

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through January 2000, with the exception of six installments being reduced to $7,500 payable February 1996 through July 1996 as a result of an amendment dated April 3, 1996. The note bears interest at the rate of prime plus 1% (9.25% at June 30, 1996) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214. In the six months ended June 30, 1996 and 1995, $14,210 and $24,360, respectively, of such deferred gain was recognized as revenue. The installment method recognizes proportionate amounts of the gain associated with the transaction as cash is received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Note 3 - Inventories


     Inventories are summarized as follows:

                                            June 30,     December 31,
                                              1996          1995
        Materials and supplies              $119,975      $111,856
        Industrial mineral products           59,728        46,838
        Ores in process                       28,366         6,914
        Total inventories                   $208,069      $165,608


     Note 4 - Income Taxes

     The income tax provision (benefit) consists of the following:

                               Three Months       Three Months
                              Ended June 30,     Ended June 30,
                                  1996               1995
       Current
         Federal                $    --            $    --
         State                       --                 --
                                     --                 --

       Deferred
         Federal                     --             32,000
         State                       --              6,000
       Total                    $    --            $38,000


                               Six Months         Six Months
                              Ended June 30,     Ended June 30,
                                  1996               1995
     Current
       Federal                  $    --            $    --
       State                         --                 --
                                     --                 --

     Deferred
       Federal                       --             37,000
       State                         --              7,000
     Total                      $    --            $44,000


     The deferred income tax benefit as of June 30, 1996 and 1995 represents the portion of deferred tax assets that the Company estimates will ultimately be realized.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of June 30, 1996 and December 31, 1995 are as follows:


                                               June 30,     December 31,
                                                 1996           1995
     Deferred tax assets
       Depletion, mineral rights
         and deferred development
         and exploration cost                $  325,000    $   325,000
       Accrued workers' compensation
         costs                                   67,000         99,000
       Accrued vacation and bonus                13,000         15,000
       Property and equipment,
         principally due to differences
         in depreciation and valuation
         write-downs                            372,000        389,000
       Net operating loss carryforwards       2,994,000      2,685,000
       Investment tax credit
         carryforwards                          264,000        295,000
       Alternative minimum tax
         credit carryforwards                   256,000        256,000
                                              4,291,000      4,064,000
     Valuation allowance                     (3,431,000)    (3,204,000)
       Total net deferred tax assets            860,000        860,000
     Deferred tax liabilities                        --             --
     Net deferred tax assets                 $  860,000    $   860,000


     The Company has recorded a valuation allowance in accordance with the provisions of SFAS 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company increased the valuation allowance for net deferred tax assets by approximately $227,000 and $110,000 for the six months ended June 30, 1996 and 1995, respectively.

     At June 30, 1996, the Company had tax net operating loss carryforwards of approximately $7,900,000 available to offset future regular taxable income, which if unused, will expire from 1999 through 2011.

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

     Note 5 - Acquisition of Fiber Optic Services

     In January 1996, the Company acquired the fixed assets of Fiber Optic Services for payments of $173,138 and future payments equal to 2 1/2 times their average pre-tax earnings for the five years ended December 31, 2000. The future payments have been estimated to be $300,000 and have been recorded on the balance sheet of the Company as a long-term obligation. This acquisition was accounted for as a purchase. Accordingly, the initial payments and estimated amount of additional payments based on earnings were allocated to the fixed assets acquired based upon their estimated fair market values. Proforma effects of this acquisition for the six months ended June 30, 1995 are considered immaterial.

     Fiber Optic Services is engaged in the construction of fiber optic communication systems throughout the United States primarily for electric utilities and communication companies.

     Note 6 - Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per common share, after deducting dividend requirements on the Company's Preferred Stock of $11,879 in each of the six month periods ended June 30, 1996 and 1995 were based on the weighted average number of shares of Common Stock outstanding, excluding average shares of Treasury stock, of 17,358 for each of the six month periods ended June 30, 1996 and 1995. The inclusion of Common Stock issuable upon conversion of Preferred Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations - Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

     Net Income (Loss)

     The Company incurred a net loss of $718,262 for the six months ended June 30, 1996, compared to a net loss of $310,902 for the six months ended June 30, 1995. The higher loss in the 1996 period primarily resulted from unanticipated cost overruns on a single construction project which was completed in July 1996.

     Revenues

     Total revenues for the six months ended June 30, 1996 were $5,974,064, compared to $5,603,264 in the like 1995 period. The increase in revenues was attributable to electrical construction operations.

     Electrical construction revenue increased by 16% in the six months ended June 30, 1996 to $5,049,546 from $4,352,675 for the six months ended June 30, 1995. The increase in electrical construction revenue was primarily due to revenue from the newly acquired subsidiary, Fiber Optic Services, which was $369,509 for the six months ended June 30, 1996.

     Revenue from mining operations for the six months ended June 30, 1996 decreased by 18% to $736,332 from $901,887 for the like period in 1995. Mining revenue decreased primarily as a result of the change in the needs of one customer which accounted for approximately 59% of zeolite sales for the six months ended June 30, 1995, as compared to only 8% to the same customer for the six months ended June 30, 1996.

     Operating Results

     Electrical construction operations had an operating loss of $222,984 during the six months ended June 30, 1996, compared to an operating profit of $55,923 for the six months ended June 30, 1995. The decrease in operating results was due to unanticipated cost overruns on a single construction project which was completed in July 1996. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At June 30, 1996, the approximate value of uncompleted contracts was $2,300,000, compared to $3,480,000 at February 14, 1996 and $3,650,000 at June 30, 1995.

     During the six months ended June 30, 1996, the operating loss from mining operations was $91,299, compared to an operating loss of $22,290 during the six months ended June 30, 1995. Operating profit(loss) includes royalty income and depreciation expense. The decrease in operating results from mining operations in the second quarter of 1996 was due to the decrease in royalty income. There was no royalty income recognized during the six months ended June 30, 1996, compared to $74,079 during the six months ended June 30, 1995. During 1995, the lessee suspended mining operations at Harlan Fuel Company and the Company is, therefore, currently entitled to receive only the annual minimum royalties of $150,000. Such annual minimum royalties are payable January 31st of the year following and will be recognized when realization of the income is assured.

     The St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 7,200 tons of natural zeolite during the six months ended June 30, 1996, compared to 11,380 tons during the six months ended June 30, 1995.

     In the six months ended June 30, 1996, St. Cloud sold 2,000 tons of construction aggregate. There were no sales of construction aggregate in the like 1995 period.

     Surface and underground mining of base and precious metals has been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the six months ended June 30, 1996, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"),sold 7,095 tons of barren, siliceous flux to copper smelters, compared to 4,710 tons sold during the six months ended June 30, 1995.
     Lordsburg also sold 10,269 tons of construction aggregate material during the six months ended June 30, 1996, compared to 11,830 tons sold during the six months ended June 30, 1995.

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

     Other Income

     Other income for the six months ended June 30, 1996 was $188,186, compared to $274,623 for the six months ended June 30, 1995. The decrease was primarily attributable to decreased interest income.

     Costs and Expenses

     Electrical construction costs were $4,985,139 and $4,061,188 for the six months ended June 30, 1996 and June 30, 1995, respectively. The increase in cost was attributable to the higher level of operations and the aforementioned cost overruns on a single construction project.

     Depreciation and amortization was $462,709 in the six months ended June 30, 1996, compared to $408,627 in the six months ended June 30, 1995.

     General corporate expenses of the Company were $592,165 in the six months ended June 30, 1996, compared to $575,158 in the six months ended June 30, 1995.

     Results of Operations - Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

     Net Income (Loss)

     The Company incurred a net loss of $568,513 for the three months ended June 30, 1996, compared to a net profit of $64,460 for the three months ended June 30, 1995. The decrease in operating results was primarily the result of unanticipated cost overruns on a single construction project completed in July 1996.

     Revenues

     Total revenues for the three months ended June 30, 1996 were $2,648,246, compared to $3,380,768 in the like 1995 period. The decrease in revenues was attributable to electrical construction operations.

     Electrical construction revenue decreased by 21% in the three months ended June 30, 1996 to $2,171,484 from $2,747,686 for the three months ended June 30, 1995. Revenue from the newly acquired subsidiary, Fiber Optic Services, was $253,592 for the three months ended June 30, 1996.

     Revenue from mining operations for the three months ended June 30, 1996 decreased by 11% to $388,346 from $434,552 for the second quarter of 1995. Mining revenue decreased as a result of the change in the needs of one customer which accounted for approximately 55% of zeolite sales for the quarter ended June 30, 1995, compared to no sales to this customer in the quarter ended June 30, 1996.

     Operating Results

     Electrical construction operations had an operating loss of $326,735 during the three months ended June 30, 1996, compared to an operating profit of $225,701 for the three months ended June 30, 1995. The decrease in operating results was primarily the result of unanticipated cost overruns on a single construction project completed in July 1996.

     During the three months ended June 30, 1996, the operating loss from mining operations was $41,739, compared to an operating profit of $13,218 during the three months ended June 30, 1995. Operating profit(loss) includes royalty income and depreciation expense. The decrease in operating results from mining operations in the second quarter of 1996 was primarily due to the decrease in royalty income. There was no royalty income recognized during the second quarter of 1996 compared to $40,012 in the second quarter of 1995.

     St. Cloud sold 3,164 tons of natural zeolite in the second quarter of 1996, compared to 5,108 tons in the second quarter of 1995.

     In the three months ended June 30, 1996, St. Cloud sold 2,000 tons of construction aggregate. There were no sales of construction aggregate for St. Cloud in the like 1995 period.

     During the three months ended June 30, 1996 Lordsburg sold 4,979 tons of barren, siliceous flux to copper smelters, compared to 3,330 tons sold during the three months ended June 30, 1995. Lordsburg also sold 7,040 tons of construction aggregate material during the three months ended June 30, 1996, compared to 6,923 tons sold during the three months ended June 30, 1995.

     Other Income

     Other income for the three months ended June 30, 1996 was $88,416, compared to $158,518 for the three months ended June 30, 1995. The decrease was due to a decrease in both the gain on sale of assets and interest income.

     Costs and Expenses

     Electrical construction costs were $2,353,568 and $2,406,171 for the three months ended June 30, 1996 and June 30, 1995, respectively.

     Depreciation and amortization was $229,493 in the three months ended June 30, 1996, compared to $203,011 in the three months ended June 30, 1995.

     General corporate expenses of the Company were $288,455 in the three months ended June 30, 1996, compared to $294,977 in the three months ended June 30, 1995.

                       Liquidity and Capital Resources

     Cash and cash equivalents as of June 30, 1996 were $3,558,582 compared to $4,447,810 as of December 31, 1995 and $5,431,908 at June 30, 1995. Working capital at June 30, 1996 was $5,590,695, compared to $6,240,833 at December 31, 1995 and $6,951,178 at June 30, 1995. The Company's ratio of current assets to current liabilities was 7.8 to 1 at June 30, 1996, compared to 7.9 to 1 at December 31, 1995 and 5.6 to 1 at June 30, 1995.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $11,879 in each of the six months ended June 30, 1996 and 1995. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power Corporation ("Southeast Power"), a wholly-owned subsidiary of the Company, and SunTrust Bank, Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1997 at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the six months ended June 30, 1996 and 1995.

     The Company's capital expenditures for the six months ended June 30, 1996 were $763,642, compared to $455,328 for the six months ended June 30, 1995. The capital expenditures for 1996 include the acquisition of the fixed assets of Fiber Optic Services for $473,138 as described in Note 5 of Notes to Consolidated Financial
     Statements.


                          PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a)      The Annual Meeting of Stockholders was held on June 4, 1996.

     (b)      This information is omitted pursuant to instruction 3.

     (c) At the Annual Meeting of Stockholders, the stockholders elected 5 Directors. Set forth below are the votes cast for the election of Directors:


                                          For          Withheld
              John P. Fazzini          19,628,604      1,076,617
              Danforth E. Leitner      19,631,675      1,073,546
              James Sottile            19,632,825      1,072,396
              John H. Sottile          19,622,312      1,082,909
              John M. Starling         19,658,489      1,046,732

              The stockholders also voted to approve the appointment of KPMG Peat Marwick LLP as Independent Accountants. Votes cast in favor were 19,949,260, against were 599,606 and abstaining were 156,606.

     (d)      Not applicable.

     Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

              None.

     (b)      Reports on Form 8-K

              No Current Report on Form 8-K was filed during the second quarter ended June 30, 1996.


                                 SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE GOLDFIELD CORPORATION
                                                        (Registrant)



     Date:  August 8, 1996                          /s/ John H. Sottile
                                                     (John H. Sottile)
                                                    President and Chief
                                                     Executive Officer

     Date:  August 8, 1996                         /s/ Stephen R. Wherry
                                                (Stephen R. Wherry, C.P.A.)
                                                 Vice President, Treasurer
                                                and Chief Financial Officer