Form 10-Q
period 1996-09-30
GOLDFIELD CORP
filed 1996-11-07
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                               (Mark One)


   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the quarterly period ended           September 30, 1996


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

   There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of October 31, 1996.


                       PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements.

                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                    September 30, December 31,
   ASSETS                                               1996          1995
   Current assets
     Cash and cash equivalents                       $ 3,891,350  $ 4,447,810
     Accounts receivable and accrued billings          2,890,839    1,538,039
     Current portion of notes receivable (Note 2)        213,266      191,438
     Inventories (Note 3)                                219,526      165,608
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                 420,257      639,186
     Prepaid expenses and other current assets            45,434      162,470
       Total current assets                            7,680,672    7,144,551

   Properties, net                                     4,602,588    4,355,900

   Notes receivable, less current portion (Note 2)       652,500      810,000

   Deferred charges and other assets
     Deferred income taxes (Note 4)                      860,000      860,000
     Repurchased royalties at cost, net                  141,252      160,810
     Cash surrender value of life insurance              550,277      515,499
       Total deferred charges and other assets         1,551,529    1,536,309

   Total assets                                      $14,487,289  $13,846,760

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
     Accounts payable and accrued liabilities        $ 1,444,200  $   819,847
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                 188,146       35,151
     Current portion of long-term obligation (Note 5)     20,000           --
     Current portion of deferred gain (Note 2)            48,720       48,720
       Total current liabilities                       1,701,066      903,718

   Long-term obligation, less current
     portion (Note 5)                                    280,000           --

   Deferred gain on installment sale, less
     current portion (Note 2)                            113,680      138,040

   Total liabilities                                   2,094,746    1,041,758

   Stockholders' equity
     Preferred stock, $1 par value per share,
       5,000,000 shares authorized; issued and
       outstanding 339,407 shares of Series A
       7% voting cumulative convertible stock            339,407      339,407
     Common stock, $.10 par value per share,
       40,000,000 shares authorized; issued
       26,872,106 shares                               2,687,211    2,687,211
     Capital surplus                                  18,369,860   18,369,860
     Retained earnings (deficit)                      (8,985,215)  (8,572,756)
       Total                                          12,411,263   12,823,722
   Less common stock in treasury,
     17,358 shares, at cost                               18,720       18,720
       Total stockholders' equity                     12,392,543   12,805,002

   Total liabilities and stockholders' equity        $14,487,289  $13,846,760

   See accompanying Notes to Consolidated Financial Statements


                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                                   1996       1995        1996        1995
Revenue
  Electrical construction      $3,695,739  $3,398,695  $8,745,285  $7,751,370
  Mining                          437,882     501,663   1,174,214   1,403,550
  Royalty income                       --      39,501          --     113,580
  Other income, net               114,792     160,685     302,978     435,308
    Total revenue               4,248,413   4,100,544  10,222,477   9,703,808

Costs and expenses
  Electrical construction       3,062,825   3,552,692   8,047,964   7,613,880
  Mining                          392,457     419,105   1,063,970   1,269,798
  Depreciation                    235,810     228,405     685,480     623,993
  Amortization of repurchased
    royalties                       6,519       6,519      19,558      19,558
  General and administrative      227,180     245,043     800,145     794,701
    Total costs and expenses    3,924,791   4,451,764  10,617,117  10,321,930

Income (loss) from operations
  before income taxes             323,622    (351,220)   (394,640)   (618,122)

Income taxes (Note 4)                  --      18,000          --      62,000

Net income (loss)                 323,622    (369,220)   (394,640)   (680,122)

Preferred stock dividends           5,940       5,940      17,819      17,819

Earnings (loss) available
  to common stockholders         $317,682   $(375,160)  $(412,459)  $(697,941)

Earnings (loss) per share
  of common stock (Note 6)         $ 0.01      $(0.01)     $(0.02)     $(0.03)

Weighted average number
  of shares outstanding        26,854,748  26,854,748  26,854,748  26,854,748

See accompanying Notes to Consolidated Financial Statements

                          THE GOLDFIELD CORPORATION
                             and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                     1996       1995       1996       1995
Cash flows from operating
activities
  Net income (loss)                $ 323,622  $(369,220) $(394,640) $(680,122)
Adjustments to reconcile net
  income (loss) to net cash
  provided from (used by)
  operating activities
Depreciation and amortization        242,329    234,924    705,038    643,551
Deferred income taxes                     --     18,000         --     62,000
Deferred gain on sale of
  subsidiary                         (10,150)   (12,180)   (24,360)   (36,540)
Loss (gain) on sale of property
  and equipment                      (23,923)   (35,059)   (26,614)   (70,640)
Decrease (increase) in accounts
  receivable and accrued
  billings                        (1,452,139)   414,007 (1,352,800)   (49,114)
Decrease (increase) in inventories   (11,457)    43,208    (53,918)    (8,385)
Decrease (increase) in costs and
  estimated earnings in excess of
  billings on uncompleted contracts  492,346    140,732    218,929    (56,487)
Decrease (increase) in prepaid
  expenses and other current assets   65,959    (80,709)   117,036     (5,854)
Increase in cash surrender value
  of life insurance                  (30,077)   (44,431)   (34,778)   (44,853)
Increase (decrease) in accounts
  payable and accrued liabilities    693,486   (233,823)   624,353    532,049
Increase in billings in excess of
  costs and estimated earnings on
  uncompleted contracts              186,157    192,086    152,995    168,552
    Total adjustments                152,531    636,755    325,881  1,134,279
    Net cash provided from
      (used by) operating
      activities                     476,153    267,535    (68,759)   454,157

Cash flows from investing activities
  Proceeds from the disposal of
    fixed assets                      35,093     46,077     43,101     82,070
  Payments made to grant loans       (30,000)        --    (60,726)  (300,000)
  Collections from notes receivable   42,475     67,140    196,398    168,102
  Purchases of fixed assets         (185,013)  (445,468)  (475,517)  (900,796)
  Payments made to acquire fixed
    assets of Fiber Optic Services        --         --   (173,138)        --
      Net cash used by
        investing activities        (137,445)  (332,251)  (469,882)  (950,624)

Cash flows from financing activities
  Payments of preferred
    stock dividends                   (5,940)    (5,940)   (17,819)   (17,819)
      Net cash used by financing
        activities                    (5,940)    (5,940)   (17,819)   (17,819)

Net increase (decrease) in
  cash and cash equivalents          332,768    (70,656)  (556,460)  (514,286)
Cash and cash equivalents at
  beginning of period              3,558,582  5,431,908  4,447,810  5,875,538
Cash and cash equivalents
  at end of period                $3,891,350 $5,361,252 $3,891,350 $5,361,252

Interest paid                            $--        $--        $--        $--
Taxes paid                                --         --         --         --

See accompanying Notes to Consolidated Financial Statements

                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996


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

     Note 2 - Sale of Mining Subsidiary

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company, was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through January 2000, with the exception of six installments being reduced to $7,500 payable February 1996 through July 1996 as a result of an amendment dated April 3, 1996. The note bears interest at the rate of prime plus 1% (9.25% at September 30, 1996) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214. In the nine months ended September 30, 1996 and 1995, $24,360 and $36,540, respectively, of such deferred gain was recognized as revenue. The installment method recognizes proportionate amounts of the gain associated with the transaction as cash is received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Note 3 - Inventories

     Inventories are summarized as follows:

                                              September 30,   December 31,
                                                  1996           1995
       Materials and supplies                   $131,878        $111,856
       Industrial mineral products                61,979          46,838
       Ores in process                            25,669           6,914
       Total inventories                        $219,526        $165,608

     Note 4 - Income Taxes

     The income tax provision (benefit) consists of the following:

                           Three Months              Three Months
                        Ended September 30,        Ended September 30,
                              1996                       1995
       Current
         Federal            $    --                    $    --
         State                   --                         --
                                 --                         --
       Deferred
         Federal                 --                     15,000
         State                   --                      3,000
       Total                $    --                    $18,000


                             Nine Months              Nine Months
                         Ended September 30,       Ended September 30,
                               1996                       1995
       Current
         Federal            $    --                    $    --
         State                   --                         --
                                 --                         --

       Deferred
         Federal                 --                     52,000
         State                   --                     10,000
       Total                $    --                    $62,000


     The deferred income tax benefit as of September 30, 1996 and 1995 represents the portion of deferred tax assets that the Company estimates will ultimately be realized.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of September 30, 1996 and December 31, 1995 are as follows:


                                              September 30,    December 31,
                                                  1996            1995
     Deferred tax assets
       Depletion, mineral rights
         and deferred development
         and exploration cost                 $  324,000       $   325,000
       Accrued workers' compensation
         costs                                    66,000            99,000
       Accrued vacation and bonus                 27,000            15,000
       Property and equipment,
         principally due to differences
         in depreciation and valuation
         write-downs                             363,000           389,000
       Net operating loss carryforwards        2,870,000         2,685,000
       Investment tax credit
         carryforwards                           264,000           295,000
       Alternative minimum tax
         credit carryforwards                    256,000           256,000
                                               4,170,000         4,064,000
     Valuation allowance                      (3,310,000)       (3,204,000)
       Total net deferred tax assets             860,000           860,000
     Deferred tax liabilities                         --                --
     Net deferred tax assets                  $  860,000       $   860,000

     The Company has recorded a valuation allowance in accordance with the provisions of SFAS 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company increased the valuation allowance for net deferred tax assets by approximately $106,000 and $235,000 for the nine months ended September 30, 1996 and 1995, respectively.

     At September 30, 1996, the Company had tax net operating loss carryforwards of approximately $7,500,000 available to offset future regular taxable income, which if unused, will expire from 1999 through 2011.

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

     Note 5 - Acquisition of Fiber Optic Services

     In January 1996, the Company acquired the fixed assets of Fiber Optic Services for payments of $173,138 and future payments equal to 2 1/2 times their average pre-tax earnings for the five years ended December 31, 2000. The future payments have been estimated to be $300,000 and have been recorded on the balance sheet of the Company as a long-term obligation. This acquisition was accounted for as a purchase. Accordingly, the initial payments and estimated amount of additional payments based on earnings were allocated to the fixed assets acquired based upon their estimated fair market values. Proforma effects of this acquisition for the nine months ended September 30, 1995 are considered immaterial.

     Fiber Optic Services is engaged in the construction of fiber optic communication systems throughout the United States primarily for electric utilities and communication companies.

     Note 6 - Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per common share, after deducting dividend requirements on the Company's Preferred Stock of $17,819 in each of the nine month periods ended September 30, 1996 and 1995, were based on the weighted average number of shares of Common Stock outstanding, excluding average shares of Treasury stock, of 17,358 for each of the nine month periods ended September 30, 1996 and 1995. The Common Stock issuable upon conversion of Preferred Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations - Nine Months Ended September 30, 1996
     Compared to Nine Months Ended September 30, 1995.

     Net Income (Loss)

     The Company incurred a net loss of $394,640 for the nine months ended September 30, 1996, compared to a net loss of $680,122 for the nine months ended September 30, 1995. The smaller net loss in the 1996 period primarily resulted from generally improved profit margins on electrical construction.

     Revenues

     Total revenues for the nine months ended September 30, 1996 were $10,222,477, compared to $9,703,808 in the like 1995 period. The increase in revenues was attributable to electrical construction operations.

     Electrical construction revenue increased by 13% in the nine months ended September 30, 1996 to $8,745,285 from $7,751,370 for the nine months ended September 30, 1995. The increase in electrical construction revenue was primarily due to revenue from the newly acquired subsidiary, Fiber Optic Services, which was $633,460 for the nine months ended September 30, 1996.

     Revenue from mining operations for the nine months ended September 30, 1996 decreased by 16% to $1,174,214 from $1,403,550 for the like period in 1995. Mining revenue decreased primarily as a result of the change in the needs of one customer which accounted for approximately 56% of zeolite sales for the nine months ended September 30, 1995, as compared to only 5% to the same customer for the nine months ended September 30, 1996. During 1996, the Company succeeded in establishing relations with new customers replacing a significant portion of these lost sales.

     Operating Results

     Electrical construction operations had an operating profit of $253,791 during the nine months ended September 30, 1996, compared to an operating loss of $246,158 for the nine months ended September 30, 1995. Improvement in operating results for the 1996 period was due to generally improved profit margins which more than offset the loss incurred on a single construction project completed in July 1996. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At September 30, 1996, the approximate value of uncompleted contracts was $800,000, compared to $3,480,000 at February 14, 1996 and $3,240,000 at September 30,
     1995.

     During the nine months ended September 30, 1996, the operating loss from mining operations was $120,764, compared to an operating profit of $25,679 during the nine months ended September 30, 1995. Operating profit(loss) includes royalty income and depreciation expense. The decrease in operating results from mining operations in the nine months ended September 30, 1996 was primarily due to the decrease in royalty income. There was no royalty income recognized during the nine months ended September 30, 1996, compared to $113,580 during the nine months ended September 30, 1995. During 1995, the lessee suspended mining operations at Harlan Fuel Company and the Company is, therefore, currently entitled to receive only the annual minimum royalties of $150,000. Such annual minimum royalties are payable January 31st of the year following and will be recognized when realization of the income is assured.

     The St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 11,014 tons of natural zeolite during the nine months ended September 30, 1996, compared to 16,222 tons during the nine months ended September 30, 1995.

     In the nine months ended September 30, 1996, St. Cloud sold 2,026 tons of construction aggregate, compared to 12,353 tons sold during the nine months ended September 30, 1995.

     Surface and underground mining of base and precious metals has been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the nine months ended September 30, 1996, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"), sold 15,190 tons of barren, siliceous flux to copper smelters, compared to 12,187 tons sold during the nine months ended September 30, 1995. Lordsburg also sold 13,685 tons of construction aggregate material during the nine months ended September 30, 1996, compared to 11,873 tons sold during the nine months ended September 30, 1995.

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

     Other Income

     Other income for the nine months ended September 30, 1996 was $302,978, compared to $435,308 for the nine months ended September 30, 1995. The decrease was primarily attributable to decreased interest income.

     Costs and Expenses

     Electrical construction costs were $8,047,964 and $7,613,880 for the nine months ended September 30, 1996 and September 30, 1995, respectively. The increase in cost was attributable to the higher level of operations.

     Depreciation and amortization was $705,038 in the nine months ended September 30, 1996, compared to $643,551 in the nine months ended September 30, 1995.

     General corporate expenses of the Company were $830,645 in the nine months ended September 30, 1996, compared to $832,951 in the nine months ended September 30, 1995.

     Results of Operations - Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

     Net Income (Loss)

     The Company earned a net income of $323,622 for the three months ended September 30, 1996, compared to a net loss of $369,220 for the three months ended September 30, 1995. The improvement in the 1996 period primarily resulted from increased profit margins in electrical construction.

     Revenues

     Total revenues for the three months ended September 30, 1996 were $4,248,413, compared to $4,100,544 in the like 1995 period. The increase in revenues was attributable to electrical construction operations.

     Electrical construction revenue increased by 9% in the three months ended September 30, 1996 to $3,695,739 from $3,398,695 for the three months ended September 30, 1995. Revenue from the newly acquired subsidiary, Fiber Optic Services, was $263,951 for the three months ended September 30, 1996.

     Revenue from mining operations for the three months ended September 30, 1996 decreased by 13% to $437,882 from $501,663 for the third quarter of 1995. Mining revenue decreased as a result of the change in the needs of one customer which accounted for approximately 49% of zeolite sales for the quarter ended September 30, 1995, compared to no sales to this customer in the quarter ended September 30, 1996.

     Operating Results

     Electrical construction operations had an operating profit of $476,775 during the three months ended September 30, 1996, compared to an operating loss of $302,081 for the three months ended September 30, 1995. The improvement in the 1996 period primarily resulted from increased profit margins in electrical construction.

     During the three months ended September 30, 1996, the operating loss from mining operations was $29,465, compared to an operating profit of $47,969 during the three months ended September 30, 1995. Operating profit(loss) includes royalty income and depreciation expense. The decrease in operating results from mining operations in the third quarter of 1996 was primarily due to the decrease in royalty income and aggregate material sales. There was no royalty income recognized during the third quarter of 1996 compared to $39,501 in the third quarter of 1995.

     St. Cloud sold 3,815 tons of natural zeolite in the third quarter of 1996, compared to 4,843 tons in the third quarter of 1995.

     In the three months ended September 30, 1996, St. Cloud sold 26 tons of construction aggregate, compared to 12,353 tons of construction aggregate sold in the three months ended September 30, 1995.

     During the three months ended September 30, 1996 Lordsburg sold 8,095 tons of barren, siliceous flux to copper smelters, compared to 7,477 tons sold during the three months ended September 30, 1995. Lordsburg also sold 3,426 tons of construction aggregate material during the three months ended September 30, 1996, compared to 44 tons sold during the three months ended September 30, 1995.

     Other Income

     Other income for the three months ended September 30, 1996 was $114,792, compared to $160,685 for the three months ended September 30, 1995. The decrease was primarily due to a decrease in interest income.

     Costs and Expenses

     Electrical construction costs were $3,062,825 and $3,552,692 for the three months ended September 30, 1996 and September 30, 1995, respectively.

     Depreciation and amortization was $242,329 in the three months ended September 30, 1996, compared to $234,924 in the three months ended September 30, 1995.

     General corporate expenses of the Company were $238,480 in the three months ended September 30, 1996, compared to $257,793 in the three months ended September 30, 1995.


                       Liquidity and Capital Resources

     Cash and cash equivalents as of September 30, 1996 were $3,891,350 compared to $4,447,810 as of December 31, 1995 and $5,361,252 at September 30, 1995. Working capital at September 30, 1996 was $5,979,606, compared to $6,240,833 at December 31, 1995 and
     $6,382,881 at September 30, 1995. The Company's ratio of current assets to current liabilities was 4.5 to 1 at September 30, 1996, compared to 7.9 to 1 at December 31, 1995 and 5.4 to 1 at September 30, 1995.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $17,819 in each of the nine months ended September 30, 1996 and 1995. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power Corporation ("Southeast Power"), a wholly-owned subsidiary of the Company, and SunTrust Bank, Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1997 at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the nine months ended September 30, 1996 and 1995.

     The Company's capital expenditures for the nine months ended
     September 30, 1996 were $948,655, compared to $900,796 for the nine months ended September 30, 1995. The capital expenditures for 1996 include the acquisition of the fixed assets of Fiber Optic Services for $473,138 as described in Note 5 of Notes to Consolidated
     Financial Statements.



                         PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

              None.

     (b)      Reports on Form 8-K

              No Current Report on Form 8-K was filed during the third quarter ended September 30, 1996.


                                 SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE GOLDFIELD CORPORATION
                                                        (Registrant)



     Date:  November 7, 1996                       /s/ John H. Sottile
                                                    (John H. Sottile)
                                                   President and Chief
                                                    Executive Officer

     Date:  November 7, 1996                      /s/ Stephen R. Wherry
                                               (Stephen R. Wherry, C.P.A.)
                                                Vice President, Treasurer
                                               and Chief Financial Officer