Form 10-K
period 1996-12-31
GOLDFIELD CORP
filed 1997-03-26
CIK 42316

PART I


     Item 1. Business.

     The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is engaged in electrical construction and mining activities. Since January 1, 1996, the electrical construction segment has included the construction of fiber optic communication systems. Unless the context otherwise requires, the terms "Goldfield" and "the Company" as used herein mean The Goldfield Corporation and its consolidated subsidiaries. For information concerning sales, operating profits and identifiable assets by business segment, see Note 14 of Notes to Consolidated Financial Statements.

                           Electrical Construction

     The Company, through its subsidiary, Southeast Power Corporation, a Florida corporation ("Southeast Power"), is engaged in the construction and maintenance of electrical facilities for utilities and industrial customers in Florida, Georgia and Alabama. As a result of an acquisition effected January 1, 1996, electrical construction operations now includes through the Company's subsidiary Fiber Optic Services, Inc., a Florida corporation, ("Fiber Optic Services"), the construction of fiber optic communication systems throughout the United States.

     The Company's construction business through Southeast Power includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects. Fiber Optic Services provides various construction services, including installation of aerial and underground cable systems, conduit systems and the splicing, testing and documentation of optical fibers. Fiber Optic Services performs these services primarily for power utilities and telecommunications companies, pursuant to fixed and unit price contracts.

     It is the Company's policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer's satisfaction and schedule. As a result of these policies and the magnitude of some of the construction projects undertaken by the Company, a substantial portion of the Company's annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See Note 14 of Notes to Consolidated Financial Statements.

     Construction is customarily performed pursuant to the plans and specifications of customers. The Company generally supplies the management, labor, equipment, tools and, except with respect to some utility customers, the materials necessary to construct a project. Contracts may extend beyond one year, although most projects are completed within 90 days.

     The electrical construction business is highly competitive. Certain of the Company's actual or potential competitors have substantially greater financial resources available to them. A portion of the electrical construction work requires payment and performance bonds. The Company has adequate bonding availability.

     The Company enters into contracts on the basis of either competitive bidding or direct negotiations with its customers. Competitively bid contracts account for a majority of the Company's construction revenues. Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve either lump sum or unit price contracts, pursuant to which the Company agrees to do the work for a fixed amount.

     The magnitude and duration of projects undertaken by the Company vary, which may result in substantial fluctuations in its backlog from time to time. At February 14, 1997, the approximate value of uncompleted contracts was $4,000,000, compared to $3,480,000 at February 14, 1996 and $1,700,000 at February 14, 1995.

     As of February 14, 1997, electrical construction had a staff of 16 salaried employees, including executive officers, division managers, superintendents, project managers and administrative personnel. In addition, at such date, electrical construction had 72 hourly-rated employees, none of whom are affiliated with any trade or labor organization. The number of hourly-rated employees fluctuates depending upon the number and size of projects under construction at any particular time. The Company believes that the experience and continuity of its staff employees has been an important factor in its success. Management of the Company believes its relations with both its salaried and hourly rated employees are good.

     The Company is subject to the authority of state and municipal regulatory bodies concerned with the licensing of contractors. The Company believes that it is in compliance with such licensing requirements in all jurisdictions in which it conducts its business.

     The administrative and maintenance facilities of Southeast Power are located on a 13-acre tract of land near Titusville, Florida owned by the Company. The office building has 3,744 feet of floor space and the shop and buildings contain approximately 17,000 feet of floor space.

     The administrative and maintenance facility of Fiber Optic Services is located in Clearwater, Florida, where the Company leases approximately 5,000 square feet of space at an annual rental rate of $16,800. This lease expires in January 1998.

                                  Mining

     The Company, through its subsidiaries, explores for, mines, processes and markets industrial minerals, aggregate products and base and precious metals from properties located in New Mexico.

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

     The clinoptilolite mineral occurs in flat lying beds and is extracted by conventional open pit mining methods. At the St. Cloud mill, the clinoptilolite minerals are crushed, dried, and sized without beneficiation and shipped in bulk, packaged or modified to customer's specifications. Most deliveries are by contract motor carriers to manufacturers, brokers, or independent sales agents who incorporate zeolites into specific consumer products or for specific industrial uses.

     The zeolite products were originally sold as animal feed supplements. Zeolite products now include cat litter, industrial absorbents, air and water filtration media, environmental products and soil conditioners. The zeolite product is also used in other applications where ammonia control or specific cation exchange capacity is required. Zeolite sales are currently at approximately 81% the 1995 level as a result of the change in the needs of one customer which accounted for 51% of 1995 sales. The Company is continually seeking other customers to replace this business.

     In 1996, St. Cloud sold 14,456 tons of natural zeolite, compared to 20,775 tons and 20,921 tons in 1995 and 1994, respectively. St.
     Cloud has made several modifications to its zeolite operation including the addition of cation exchange capacity, drying, warehousing, bagging and additional screening capabilities to the mill.

     At February 14, 1997, St. Cloud had a total of 17 full-time employees, none of whom are affiliated with trade or labor organizations.

     St. Cloud - Base and Precious Metals Mining

     Since 1968, the Company has been involved in the exploration, mining and milling of silver, copper and gold ores at the St. Cloud property. Production commenced at St. Cloud in 1981. However, surface and underground mining has been halted since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining metal prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver. Significant portions of the Company's investment in St. Cloud's silver mines, processing facilities and equipment were written-down at the end of 1993.

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

     During 1994, the Company implemented a plan to refocus mining operations on the production of industrial minerals. As a result, mineralized siliceous converter flux sales at St. Cloud were virtually discontinued. Subsequent to the first quarter of 1992, the only base and precious metal mining activity at St. Cloud was the sale of stockpiled ore of mineralized siliceous converter flux. No significant amount of stockpiled ore remains at St. Cloud. There were no such sales in 1996, 1995 and 1994.

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

     In 1996, Lordsburg sold 17,190 tons of barren, siliceous flux to copper smelters, compared to 20,993 tons and 6,319 tons sold in 1995 and 1994, respectively. Lordsburg also sold 14,070 tons of construction aggregate material in 1996, compared to 17,347 tons and 14,190 tons in 1995 and 1994, respectively.

     At February 14, 1997, Lordsburg had a total of 2 full-time employees in New Mexico, none of whom are affiliated with trade or labor organizations.

     San Pedro

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company, was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through January 2000, with the exception of six installments being reduced to $7,500 payable February 1996 through July 1996 as a result of an amendment dated April 3, 1996. The note bears interest at the rate of prime plus 1% (9.25% at December 31, 1996) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro. Effective February 18, 1997, the agreement was amended to provide for the debtor to reduce $150,000 of principal and interest with the transfer of equipment with an estimated fair value when received of $150,000. This equipment would be used in the Company's mining operations. The debtor has the right to repurchase this equipment for $150,000 through April 18, 1997. The Company has classified this note receivable as noncurrent as of December 31, 1996.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214 of which $24,360, $48,720 and $48,720 were recognized as revenue during 1996, 1995 and 1994, respectively. The installment method recognizes proportionate amounts of the gain associated with the transaction as payments are received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Royalty

     In connection with a coal mining property in Harlan, Kentucky, formerly owned by the Company, the Company retains a coal royalty which provides for a royalty between 1 1/2% to 3% to be paid until 2002.

     During 1996, the Company earned $20,000 from the Harlan coal royalty, compared to $183,308 in 1995 and $236,094 in 1994. During 1995, the lessee suspended mining operations at Harlan Fuel Company. The original royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement will be extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Such annual minimum royalties will be recognized when realization of the income is assured. The Company is continuing to amortize the royalty interest on a straight line basis over the period ending January 2002.

     Item 2.  Properties.

     For information with respect to the principal properties and equipment utilized in the Company's mining and electrical construction operations, see "Item 1. Business."

     The Company's principal office is located in Melbourne, Florida, where the Company leases 3,560 square feet of space at an annual rental rate of $48,402. The lease, which expires in January 1998 may be renewed for two additional three year terms.

     Item 3.  Legal Proceedings.

     There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

     Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                 PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.

     The Common Stock of the Company is traded on the American Stock Exchange, Inc. under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 1996 and 1995.

                                     1996                1995
                                High       Low      High       Low
     First Quarter              7/16       1/4      7/16       5/16
     Second Quarter             3/8        1/4      7/16       5/16
     Third Quarter              3/8        1/4      1/2        5/16
     Fourth Quarter             5/16       1/4      7/16       1/4

     As of February 19, 1997, the Company had approximately 19,630 holders of record.

     No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Item 6.  Selected Financial Data.

     The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1996.

                                       Years Ended December 31,
                             1996      1995       1994      1993      1992
                                (in thousands except per share amounts)

Statements of Operations
  Total revenues           $13,544   $13,328    $13,394   $12,826   $15,048
  Net income (loss)           (338)     (678)    (1,101)   (2,554)*   1,124
  Earnings (loss) per
    share of common
    stock                    (0.01)    (0.03)     (0.04)    (0.10)     0.04
Balance Sheets
  Total assets              13,652    13,847     14,458    16,402    18,301
  Working capital            5,934     6,241      7,511     8,362     9,161
  Stockholders' equity      12,443    12,805     13,506    14,631    17,208

(*) Includes a credit of $917,500 which represents the cumulative effect from the adoption of SFAS 109, "Accounting For Income Taxes" and a charge of $2,668,559 from the write-down of certain mining assets.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            Results of Operations

     Net Income (Loss)
     The Company incurred a net loss of $337,838 for the year ended December 31, 1996, compared to net losses of $677,558 and $1,100,516 for the years ended December 31, 1995 and 1994, respectively.

     Revenues
     Total revenues in 1996 were $13,544,392, compared to $13,328,184 and $13,393,832 in 1995 and 1994, respectively. The revenue levels and revenue contributions by electrical construction and mining operations during the past three years have remained substantially constant.

     Electrical construction revenue increased to $11,628,898 in 1996, compared to $10,676,254 in 1995. In 1994, electrical construction was $10,811,611. The increase in electrical construction revenue for 1996 was primarily due to revenue from the newly acquired subsidiary, Fiber Optic Services, which, net of intercompany eliminations, was $788,690.

     Revenue from mining operations decreased to $1,506,797 for the year ended December 31, 1996 from $1,907,684 for the year ended December 31, 1995. The decrease in revenue from mining for 1996 was primarily a result of the change in the needs of one customer which accounted for 51% of 1995 zeolite sales. In 1994, revenue from mining operations was $1,783,728.

     Operating Results
     Electrical construction operations had operating profit of $578,265 in 1996, compared to operating losses of $223,154 and $181,278 in 1995 and 1994, respectively. The increase in operating results for 1996 was due to generally improved profit margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. As of February 14, 1997, the approximate value of uncompleted contracts was $4,000,000, compared to $3,480,000 at February 14, 1996.

     The operating loss from mining operations was $179,542 in 1996 compared to an operating profit of $72,150 and $25,288 in 1995 and 1994, respectively. Operating profit(loss) includes royalty income and depreciation expense. The decrease in operating results from mining operations in 1996 was primarily due to decreased royalty income. Royalty income was $20,000 in 1996 as compared to $183,308 and $236,094 in 1995 and 1994, respectively. During 1995, the lessee suspended mining operations at Harlan Fuel Company. The original royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement will be extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Such annual minimum royalties will be recognized when realization of the income is assured. The Company is continuing to amortize the royalty interest on a straight line basis over the period ending January 2002.

     Other Income
     Other income for 1996 was $388,697 as compared to $560,938 and $562,399 for 1995 and 1994, respectively. The decrease in 1996 from 1995 was primarily attributable to a decrease in interest income.

     Costs and Expenses
     Electrical construction costs were $10,482,506 and $10,358,367 in 1996 and 1995, respectively as compared to $10,433,366 in 1994.

     Depreciation and amortization was $916,726 in 1996, compared to $902,524 and $824,664 in 1995 and 1994, respectively.

     General corporate expenses of the Company increased to $1,125,348 in 1996 from $1,025,492 in 1995. The increase in general corporate expense was primarily a result of increased salary expense. General corporate expenses were $1,481,925 in 1994. The decrease in general corporate expenses for 1995 was primarily due to the termination of the employment agreement between the Company and James Sottile, Chairman of the Board.

                       Liquidity and Capital Resources

     Cash and cash equivalents as of December 31, 1996 were $4,610,198 as compared to $4,447,810 as of December 31, 1995. Working capital was $5,933,947 and $6,240,833 as of December 31, 1996 and 1995,
     respectively. The Company's ratio of current assets to current liabilities was 6.8 to 1 at December 31, 1996, compared to 7.9 to 1 at December 31, 1995.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $23,758 in each of the years ended December 31, 1996, 1995 and 1994. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1997, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during 1996, 1995 and 1994. However, beginning in 1996 $100,000 of this line of credit was reserved for a standby letter of credit.

     The Company's capital expenditures in 1996 decreased to $736,406 from $1,260,127 in 1995. The capital expenditures for 1996 included the acquisition of the fixed assets of Fiber Optic Services for $173,138 as described in Note 9 of Notes to Consolidated Financial Statements. Capital expenditures in 1997 are expected to be approximately $800,000, which the Company expects to finance through existing credit facilities or cash reserves.

     Item 8.  Financial Statements and Supplementary Data.


                       Independent Auditors' Report


     The Shareholders and Board of Directors
     The Goldfield Corporation:

     We have audited the consolidated financial statements of The Goldfield Corporation and subsidiaries as listed in the accompanying index (Item 14(a)(1)). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     /              /
     Orlando, Florida
     February 21, 1997


                            THE GOLDFIELD CORPORATION
                                 and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                      1996            1995
ASSETS
Current assets
  Cash and cash equivalents                       $ 4,610,198    $ 4,447,810
  Accounts receivable and accrued billings          1,420,270      1,538,039
  Current portion of notes receivable
    (Note 3)                                           39,771        191,438
  Inventories (Note 4)                                228,049        165,608
  Costs and estimated earnings in excess
     of billings on uncompleted contracts
     (Note 2)                                         600,302        639,186
  Prepaid expenses and other current assets            63,794        162,470
    Total current assets                            6,962,384      7,144,551
Properties, net (Note 5)                            4,187,288      4,355,900
Notes receivable, less current portion
  (Note 3)                                            875,100        810,000
Deferred charges and other assets
  Deferred income taxes (Note 6)                      860,000        860,000
  Repurchased royalty at cost, less
    accumulated amortization of $184,718
    in 1996 and $158,640 in 1995                      134,732        160,810
  Cash surrender value of life insurance
    (Note 7)                                          632,739        515,499
    Total deferred charges and other assets         1,627,471      1,536,309

Total assets                                      $13,652,243    $13,846,760

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities
    (Note 8)                                      $   954,366    $   819,847
  Billings in excess of costs and estimated
    earnings on uncompleted contracts
    (Note 2)                                           74,071         35,151
  Current portion of deferred gain (Note 3)                --         48,720
    Total current liabilities                       1,028,437        903,718
Deferred gain on installment sale, less
  current portion (Note 3)                            180,400        138,040

Total liabilities                                   1,208,837      1,041,758

Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock
    (Note 11)                                         339,407        339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares (Notes 11 and 13)             2,687,211      2,687,211
  Capital surplus                                  18,369,860     18,369,860
  Retained earnings (deficit)                      (8,934,352)    (8,572,756)
    Total                                          12,462,126     12,823,722
Less common stock in treasury, 17,358
  shares, at cost                                      18,720         18,720
    Total stockholders' equity                     12,443,406     12,805,002

Total liabilities and stockholders' equity        $13,652,243    $13,846,760


See accompanying Notes to Consolidated Financial Statements


                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                         1996           1995          1994
Revenue
  Electrical construction           $ 11,628,898   $ 10,676,254  $ 10,811,611
  Mining                               1,506,797      1,907,684     1,783,728
  Royalty income                          20,000        183,308       236,094
  Other income, net (Note 12)            388,697        560,938       562,399
    Total revenue                     13,544,392     13,328,184    13,393,832

Costs and expenses
  Electrical construction             10,482,506     10,358,367    10,433,366
  Mining                               1,388,150      1,712,404     1,763,677
  Depreciation and amortization          916,726        902,524       824,664
  General and administrative           1,094,848        970,447     1,447,641
    Total costs and expenses          13,882,230     13,943,742    14,469,348

Loss from operations before
  income taxes                          (337,838)      (615,558)   (1,075,516)

Income taxes (Note 6)                         --         62,000        25,000

Net loss                                (337,838)      (677,558)   (1,100,516)

Preferred stock dividends                 23,758         23,758        23,758

Loss available to common
  stockholders                      $   (361,596)  $   (701,316) $ (1,124,274)

Loss per share of common
  stock (Note 13)                   $      (0.01)  $      (0.03) $      (0.04)

Weighted average number of
  shares outstanding                  26,854,748     26,854,748    26,854,748


See accompanying Notes to Consolidated Financial Statements


                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                           1996          1995         1994
Cash flows from operating activities
  Net loss                             $ (337,838)   $ (677,558)  $(1,100,516)
Adjustments to reconcile net loss
  to net cash provided from
  (used by) operating activities
Depreciation and amortization             916,726       902,524       824,664
Amortization of excess of cost over
  equity in net assets of the acquired
  business                                     --            --       124,331
Deferred income taxes                          --        62,000        25,000
Deferred gain on sale of
  subsidiary                              (24,360)      (48,720)      (48,720)
Gain on sale of property and equipment    (32,288)      (88,640)     (115,239)
Decrease (increase) in accounts
  receivable and accrued billings         117,769       (53,579)      609,494
Notes receivable granted                  (42,600)           --            --
Decrease (increase) in inventories        (62,441)       51,100           140
Decrease (increase) in costs and
  estimated earnings in excess of
  billings on uncompleted contracts        38,884      (390,866)      (12,575)
Decrease (increase) in prepaid
  expenses and other current assets        98,676        97,400       (67,505)
Increase in cash surrender value of
  life insurance                         (117,240)     (115,988)      (94,444)
Increase (decrease) in accounts
  payable and accrued liabilities         134,519       211,788      (804,633)
Increase (decrease) in billings
  in excess of costs and
  estimated earnings on
  uncompleted contracts                    38,920       (72,898)      108,049
Deferred income from notes granted         18,000            --            --
    Total adjustments                   1,084,565       554,121       548,562
    Net cash provided from (used by)
       operating activities               746,727      (123,437)     (551,954)

Cash flows from investing activities
  Proceeds from the disposal of
    fixed assets                           46,658       100,070       169,919
  Loans granted                           (71,278)     (352,863)      (10,962)
  Collections from notes receivable       200,445       232,387       193,485
  Purchases of fixed assets              (563,268)   (1,260,127)     (862,467)
  Payments made to acquire fixed
    assets of Fiber Optic Services       (173,138)           --            --
      Net cash used by investing
        activities                       (560,581)   (1,280,533)     (510,025)

Cash flows from financing activities
  Payments of preferred stock
    dividends                             (23,758)      (23,758)      (23,758)
      Net cash used by financing
        activities                        (23,758)      (23,758)      (23,758)

Net increase (decrease) in cash and
  cash equivalents                        162,388    (1,427,728)   (1,085,737)
Cash and cash equivalents at
  beginning of period                   4,447,810     5,875,538     6,961,275
Cash and cash equivalents at end of
  period                              $ 4,610,198   $ 4,447,810   $ 5,875,538


See accompanying Notes to Consolidated Financial Statements



                         THE GOLDFIELD CORPORATION
                              and Subsidiaries

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Years Ended December 31,
                                          1996         1995           1994
 RETAINED      Beginning balance     $(8,572,756)  $(7,871,440)   $(6,747,166)
 EARNINGS      Net loss                 (337,838)     (677,558)    (1,100,516)
 (DEFICIT)     Cash dividends
                 Series A
                 Stock (per
                 share:  7%)             (23,758)      (23,758)       (23,758)

               Ending balance         (8,934,352)   (8,572,756)    (7,871,440)

 PREFERRED     Beginning and
 STOCK           ending balance          339,407       339,407        339,407
 SERIES A

 COMMON STOCK  Beginning and
                 ending balance        2,687,211     2,687,211      2,687,211

 CAPITAL       Beginning and
 SURPLUS         ending balance       18,369,860    18,369,860     18,369,860

 TREASURY      Beginning and
 STOCK           ending balance          (18,720)      (18,720)       (18,720)

               Total
                 consolidated
                 stockholders'
                 equity              $12,443,406   $12,805,002    $13,506,318


See accompanying Notes to Consolidated Financial Statements


                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995


     Note 1 - Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation - The accompanying consolidated financial statements include the accounts of The Goldfield Corporation ("Parent") and its subsidiaries (collectively, "the Company"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

     Nature of Operations - The Company's principal lines of business are electrical construction and the mining of industrial minerals as well as base and precious metals. The principal market for the Company's electrical construction operation is electric utilities in Florida, Georgia and Alabama. The principal market for the Company's mining operations is purchasers of zeolite products throughout the United States.

     Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

     Repurchased Royalty - The original royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February
     14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement will be extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Such annual minimum royalties will be recognized when realization of the income is assured. The Company is continuing to amortize the royalty interest on a straight line basis over the period ending January 2002.

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

     Income Taxes - The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Financial Instruments Fair Value, Concentration of Business and Credit Risks - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accrued billing, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. It is not considered practical to estimate the fair value of the $600,000 note receivable relating to the sale of The San Pedro Mining Corporation (see Note 3). The fair value of the $212,500 note receivable which provides for an interest rate of 18% and is collateralized by land located in Brevard County, Florida, is considered to be its carrying value due to the lack of a ready market for such loans. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accrued billings and retainage in the amount of $1,211,110 at December 31, 1996 due from electrical utilities pursuant to contract terms. The Company considers these electrical utility customers to be creditworthy. In January 1996, the Company lost its largest zeolite customer which represented 38% of mining revenue in 1995. The Company is continually seeking other customers to replace this business.

     Reclassifications - Certain amounts in 1995 and 1994 have been reclassified to conform to the 1996 presentation.

     Note 2 - Costs and Estimated Earnings on Uncompleted Contracts

     At December 31, 1996 and 1995, long-term fixed price construction contracts in progress accounted for on the percentage-of-completion method consisted of:

                                              1996                 1995
     Costs incurred on uncompleted
       contracts                           $3,788,038           $9,039,931
     Estimated earnings (loss)                790,319             (125,181)
                                            4,578,357            8,914,750
     Less billings to date                  4,052,126            8,310,715
                                           $  526,231           $  604,035
     Included in the balance sheets
       under the following captions
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts             $600,302             $639,186
         Billings in excess of costs
           and estimated earnings on
           uncompleted contracts              (74,071)             (35,151)
     Total                                   $526,231             $604,035

     The amounts billed but not paid by customers pursuant to retention provisions of long-term construction contracts were $282,850 and $468,474 at December 31, 1996 and 1995, respectively. The retainage is expected to be collected within the next twelve months.

     Note 3 - Sale of Mining Subsidiary

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through January 2000, with the exception of six installments being reduced to $7,500 payable February 1996 through July 1996 as a result of an amendment dated April 3, 1996. The note bears interest at the rate of prime plus 1% (9.25% at December 31, 1996) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro. Effective February 18, 1997, the agreement was amended to provide for the debtor to reduce $150,000 of principal and interest with the transfer of equipment with an estimated fair value when received of $150,000. This equipment would be used in the Company's mining operations. The debtor has the right to repurchase this equipment for $150,000 through April 18, 1997. The Company has classified this note receivable as noncurrent as of December 31, 1996.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214. In the years ended December 31, 1996, 1995 and 1994, $24,360, $48,720 and $48,720, respectively, of such deferred gain was recognized as revenue. The installment method recognizes proportionate amounts of the gain associated with the transaction as payments are received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Note 4 - Inventories

     Inventories at December 31 are as follows:

                                         1996                1995
     Materials and supplies            $106,672            $111,856
     Industrial mineral products         62,983              46,838
     Ores in process                     58,394               6,914
     Total inventories                 $228,049            $165,608

     Note 5 - Properties

     Balances of major classes of properties at December 31 are as follows:

                                             1996             1995
     Land, mines and mining claims      $ 5,255,047       $ 5,255,047
     Buildings and improvements           1,729,313         1,721,825
     Machinery and equipment             14,296,694        13,794,318
     Construction in progress                34,109                --
       Total                             21,315,163        20,771,190
     Less accumulated depreciation,
       depletion and amortization        17,127,875        16,415,290
     Net properties                     $ 4,187,288       $ 4,355,900

     As a matter of policy, management of the Company reviews the net carrying value of all mining facilities on a periodic basis. As a result of such review, no write-down was considered necessary during any of the years in the three year period ended December 31, 1996.

     Note 6 - Income Taxes

     The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994 consist of the following:

                               1996               1995                1994
     Current
       Federal           $    --              $   --              $   --
       State                  --                  --                  --
                              --                  --                  --
     Deferred
       Federal                --              52,000              24,000
       State                  --              10,000               1,000
     Total               $    --             $62,000             $25,000

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31, 1996 and December 31, 1995 are as follows:

                                                December 31,     December 31,
                                                    1996             1995
     Deferred tax assets
       Depletion, mineral rights
         and deferred development
         and exploration cost                 $   325,000      $   325,000
     Accrued workers' compensation
       costs                                       62,000           99,000
     Accrued vacation and bonus                    11,000           15,000
     Property and equipment,
       principally due to differences
       in depreciation and valuation
       write-downs                                340,000          389,000
     Net operating loss carryforwards           2,881,000        2,685,000
     Investment tax credit
       carryforwards                              264,000          295,000
     Alternative minimum tax
       credit carryforwards                       256,000          256,000
                                                4,139,000        4,064,000
     Valuation allowance                       (3,279,000)      (3,204,000)
       Total net deferred tax assets              860,000          860,000
     Deferred tax liabilities                          --               --
     Net deferred tax assets                 $    860,000      $   860,000

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company increased the valuation allowance for net deferred tax assets by approximately $75,000 for the year ended December 31, 1996.

     At December 31, 1996, the Company had tax net operating loss carryforwards of approximately $7,600,000 available to offset future regular taxable income, which if unused, will expire from 1999 through 2011.

     Additionally, the Company has investment tax credit carryforwards of approximately $264,000 available to reduce future Federal income taxes, which if unused, will expire from 1997 through 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $256,000 which are available to reduce future Federal income taxes over an indefinite period.

     The differences between the Company's effective income tax rate and the Federal statutory rate for the years ending December 31, 1996, 1995 and 1994 are reconciled below:

                                            1996        1995        1994
     Federal statutory rate (benefit)      (34.0)%     (34.0)%     (34.0)%
     Amortization of excess of cost
       over equity in net assets of
       business acquired                      --          --         3.9
     State income tax                       (3.6)        2.0          --
     Other non-deductible expenses           6.4         3.0         1.6
     Other                                    --         6.0          --
     Valuation allowance                    31.2        33.1        30.8
     Total                                    --%       10.1%        2.3%

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

     Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company's contributions to the plan are discretionary and amounted to approximately $79,000 and $74,000 for the years ended December 31, 1996 and 1995, respectively.

     Note 8 - Worker's Compensation Self-Insurance Plan

     During 1990, the Company adopted a self-insured plan for worker's compensation claims subject to certain limits. In July 1993, the Company changed its method of insuring workers' compensation claims to a plan that is not self-insured. As of December 31, 1996 and 1995, the estimated liability for workers' compensation for the outstanding claims under the previous self-insured plan was approximately $162,000 and $260,000, respectively. Such liability is included in accounts payable and accrued liabilities in the accompanying balance sheets.

     Note 9 - Acquisition of Fiber Optic Services

     In January 1996, the Company acquired the fixed assets of Fiber Optic Services for payments of $173,138 and future payments equal to 2 1/2 times their average pre-tax earnings for the five years ended December 31, 2000. This acquisition was accounted for as a purchase. Accordingly, the initial payments were allocated to the fixed assets acquired based upon their estimated fair market values. Proforma effects of this acquisition for fiscal 1996 are considered immaterial.

     Fiber Optic Services is engaged in the construction of fiber optic communication systems throughout the United States primarily for electric utilities and communication companies.

     Note 10 - Credit Facility

     Under an unsecured line of credit arrangement expiring April 30, 1997 (guaranteed by the Company), the Company's electrical construction subsidiary may borrow up to $1,000,000 at the bank's prime rate of interest. At December 31, 1996 and 1995, no borrowings were outstanding under this line of credit; however, during 1996, $100,000 of the line of credit was reserved for a standby letter of credit for the outstanding self-insured workers compensation claims. All stated conditions related to this available credit line have been complied with in 1996 and 1995.

     Note 11 - Preferred and Common Stock

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

     At December 31, 1996, 26,872,106 shares of Common Stock were issued and 388,597 shares of Common Stock were reserved for possible conversion of the Series A Stock.

     Note 12 - Other Income, Net

     Other income, net consists of the following:

                                       1996        1995        1994
     Interest income                 $283,538    $404,646    $317,695
     Recognized gain on sale of
       subsidiary (Note 3)             24,360      48,720      48,720
     Gain on sale of equipment         32,288      88,640     115,239
     Other                             48,511      18,932      80,745
     Total other
       income, net                   $388,697    $560,938    $562,399

     Note 13 - Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per common share, after deducting dividend requirements on the Company's Series A Stock of $23,758 in each of the years ended December 31, 1996, 1995 and 1994 were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury stock for each of the years ended December 31, 1996, 1995 and 1994. The inclusion of Common Stock issuable upon conversion of Series A Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.

     Note 14 - Business Segment Information

     Operations include mining and electrical construction. Intersegment sales have been eliminated. The following table sets forth certain segment information for the periods indicated:

                                        1996           1995           1994
     Sales from operations to
       unaffiliated customers
         Electrical construction    $11,628,898    $10,676,254    $10,811,611
         Mining                       1,506,797      1,907,684      1,783,728
     Total                          $13,135,695    $12,583,938    $12,595,339

     Gross profit (loss)
       Electrical construction      $   578,265    $  (223,154)   $  (181,278)
       Mining                          (179,452)        72,150         25,288
     Total gross profit (loss)          398,813       (151,004)      (155,990)

     Interest and other income,
       net                              388,697        560,938        562,399
     General corporate expenses      (1,125,348)    (1,025,492)    (1,481,925)
       Loss from operations
         before income taxes        $  (337,838)   $  (615,558)   $(1,075,516)

     Identifiable assets
       Electrical construction      $ 6,459,253    $ 5,177,368    $ 5,172,820
       Mining                         2,835,680      3,140,009      3,052,651
       Corporate                      4,357,310      5,529,383      6,232,435
     Total                          $13,652,243    $13,846,760    $14,457,906

     Capital expenditures
       Electrical construction      $   579,032    $   780,613    $   464,040
       Mining                            79,783        338,728        372,259
       Corporate                         77,591        140,786         42,168
     Total                          $   736,406    $ 1,260,127    $   878,467

     Depreciation and depletion
       Electrical construction      $   568,127    $   541,041    $   559,523
       Mining                           280,720        280,360        204,779
       Corporate                         41,801         55,045         34,284
     Total                          $   890,648    $   876,446    $   798,586

     Gross profit (loss) is total operating revenue less operating expenses. Gross profits (losses) exclude general corporate expenses, interest expense, interest income and income taxes. Royalty income is included in the calculation of gross profit (loss) for the mining segment. Identifiable assets by industry are used in the operations of each industry.

     Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

                                    1996            1995             1994
                                        % of             % of             % of
                                       Total            Total            Total
                               Amount  Sales   Amount   Sales   Amount   Sales
    Electrical construction
      Customer A               $2,171    17                     $2,081     17
      Customer B                               $3,409     27
      Customer C                3,081    23
      Customer D                                1,584     13     3,245     26
      Customer E                                                 3,781     30

     Item 9.  Charges In and Disagreements With Accountants on
              Accounting and Financial Disclosure.
              None.

                                  PART III

     Item 10. Directors and Executive Officers of the Registrant.

     Information concerning the directors of the Company is contained under "Election of Directors" in the Company's 1997 Proxy Statement, which information is incorporated by reference.

     The executive officers of the Company are as follows:

                                             Year in which
                                             Service Began
          Name and Title(1)                   as Officer             Age
     James Sottile
       Chairman of the Board
       of Directors                              1970                 83

     John H. Sottile, (2)
       President and Chief
       Executive Officer, Director               1983                 49

     John M. Starling
       Secretary, Director                       1996                 67

     Stephen R. Wherry,
       Vice President, Treasurer
       and Chief Financial Officer               1988                 38

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

     (1) As of February 14, 1997.

     (2) John H. Sottile is the son of James Sottile, Chairman of the Board of Directors.

     Item 11.  Executive Compensation.

     Information concerning executive compensation is contained under "Executive Compensation" in the Company's 1997 Proxy Statement, which information is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information concerning the security ownership of the directors and officers of the registrant is contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement, which information is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.

     Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Election of Directors" in the Company's 1997 Proxy Statement, which information is incorporated herein by reference.


                                   PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) 1.  Financial Statements                                      Page

     Report of Independent Certified Public Accountants                 11

     Consolidated Balance Sheets - December 31, 1996
       and 1995                                                         12

     Consolidated Statements of Operations - Three Years
       ended December 31, 1996                                          13

     Consolidated Statements of Cash Flows - Three Years
       ended December 31, 1996                                          14

     Consolidated Statements of Stockholders' Equity-
       Three Years ended December 31, 1996                              15

     Notes to Consolidated Financial Statements                         16

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

      10-6 Stock Purchase Agreement dated April 12, 1993 between Florida Transport Corporation and Royalstar Southwest, Inc. relating to the sale of San Pedro Mining Corporation is hereby incorporated by reference to Exhibit 10-13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, heretofore filed with the Commission (file No. 1-7525).

     *10-6(a) Amendment dated April 3, 1996 to Promissory Note dated April 12, 1993 between Florida Transport Corporation and The San Pedro Mining Corporation, Royalstar
               Resources Ltd., and Royalstar Southwest.

     *10-6(b) Amendment dated February 18, 1997 to Promissory Note dated April 12, 1993 between Florida Transport Corporation and The San Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest.

      10-7 The Goldfield Corporation and Subsidiaries Standardized Adoption Agreement and Prototype Cash or Deferred Profit-Sharing Plan and Trust Basic Plan Document #3 effective January 1, 1995, is hereby incorporated by reference to
               Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended March 31, 1995, heretofore filed with the Commission (file No. 1-7525).

     *10-8 Royalty Agreement dated February 19, 1982 between Bow Valley Coal Resources, Inc. and Northern Goldfield
               Investments, Ltd., Inc.

     *10-8(a) Amendment dated February 14, 1997 to Royalty Agreement dated February 19, 1982 between Great Western Coal Inc. dba New Horizons Coal Inc. and The Goldfield Corporation.

      11 For computation of per share earnings, see Note 13 of Notes to Consolidated Financial Statements.

     *21       Subsidiaries of Registrant.

     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

     * Filed herewith.

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


     Dated:  March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                   Title                        Date

      /s/ James Sottile         Chairman of the Board          March 25, 1997
       (James Sottile)

      /s/ John H. Sottile       President,                     March 25, 1997
       (John H. Sottile)        Chief Executive
                                Officer and Director

      /s/ Stephen R. Wherry     Vice President,                March 25, 1997
       (Stephen R. Wherry)      Finance and Chief
                                Financial Officer
                                (Principal Financial
                                Officer), Treasurer
                                and Principal
                                Accounting Officer

      /s/ John M. Starling      Director and Secretary         March 25, 1997
       (John M. Starling)

      /s/ John P. Fazzini       Director                       March 25, 1997
       (John P. Fazzini)

     /s/ Danforth E. Leitner    Director                       March 25, 1997
      (Danforth E. Leitner)




                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                                 Form 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1996      Commission File No. 1-7525



                         THE GOLDFIELD CORPORATION


                                  EXHIBITS



March 25, 1997




                             INDEX TO EXHIBITS

                                                                Sequentially
                                                                  numbered
 3.         Exhibits                                                pages

 3-1 Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to
            Exhibit 3-1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

 3-2 By-Laws of the Company, as amended is hereby incorporated by reference to Exhibit 3-2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

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

 10-1 Employment Agreement dated January 1, 1986 between Southeast Power Corporation and Romey A. Taylor is hereby incorporated by reference to Exhibit l0-l(b) of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986.

 10-1(a) Amendment No. 1 to Employment Agreement dated January 1, 1986 between Southeast Power Corporation, Romey A. Taylor and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1(a) to the Company's report on Form 10-Q for the quarter ended September 30, 1988, heretofore filed with the Commission (file No. 1-7525).

 10-1(b) Amendment dated September 11, 1995 to Employment Agreement effective January 1, 1986 between Southeast Power Corporation and Romey A. Taylor is hereby incorporated by reference to Exhibit 10-1(b) to the Company's report on Form 10-Q for the year ended September 30, 1995, heretofore filed with the Commission (file No. 1-7525).

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

 10-6 Stock Purchase Agreement dated April 12, 1993 between Florida Transport Corporation and
            Royalstar Southwest, Inc. relating to the sale of San Pedro Mining Corporation is hereby incorporated by reference to Exhibit 10-13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, heretofore filed with the Commission (file No. 1-7525).

*10-6(a)    Amendment dated April 3, 1996 to Promissory
            Note dated April 12, 1993 between Florida
            Transport Corporation and The San Pedro Mining
            Corporation, Royalstar Resources Ltd., and
            Royalstar Southwest.                                     35

*10-6(b)    Amendment dated February 18, 1997 to
            Promissory Note dated April 12, 1993 between
            Florida Transport Corporation and The San
            Pedro Mining Corporation, Royalstar Resources
            Ltd., and Royalstar Southwest.                           36

 10-7       The Goldfield Corporation and Subsidiaries
            Standardized Adoption Agreement and Prototype
            Cash or Deferred Profit-Sharing Plan and Trust
            Basic Plan Document #3 effective January 1,
            1995, is hereby incorporated by reference to
            Exhibit 10-9 of the Company's report on Form
            10-Q for the quarter ended March 31, 1995, heretofore filed with the Commission (file No.
            1-7525).

*10-8       Royalty Agreement dated February 19, 1982
            between Bow Valley Coal Resources, Inc. and
            Northern Goldfield Investments, Ltd., Inc.               38

*10-8(a)    Amendment dated February 14, 1997 to Royalty
            Agreement dated February 19, 1982 between
            Great Western Coal Inc. dba New Horizons Coal
            Inc. and The Goldfield Corporation.                      41

 11         For computation of per share earnings, see Note
            13 of Notes to Consolidated Financial
            Statements.

*21         Subsidiaries of Registrant.                              42

 (b)        Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter ended December 31, 1996.

 * Filed herewith.



                        FLORIDA TRANSPORT CORPORATION

                         100 Rialto Place, Suite 500
                        Melbourne, Florida 32901-3082
                          Telephone: (407) 724-1700
                             Fax: (407) 724-1703


     April 3, 1996



     Mr. John Young, President
     Royalstar Resources Ltd.,
     Royalstar Washington, Inc. and
     The San Pedro Mining Corp.
     Suite 1400 Guiness Tower
     1055 West Hastings
     Vancouver, BC V6E2E9

     RE: Promissory Note dated April 12, 1993 executed by The San Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest (now assumed by Royalstar Washington, Inc.) in favor of Florida Transport Corporation in the original amount of $1,170,000.00, secured by Mortgage Security Agreement and Financing Statement ("the Mortgage") dated April 12, 1993, and Hypothecation Agreement dated April 12, 1993.

     Dear John:

     In accordance with our discussion today I have attached an invoice which reflects a reduction in the monthly principal payment from $15,000.00 to $7,500.00 plus accrued interest. As agreed, this reduction in principal payments will be for a period of six (6) months from February 12, 1996, through July 12, 1996. All other terms and conditions of the note remain the same.

     It is our understanding that you will forward this money to us by wire such that we will have it tomorrow morning. I will draft the necessary modifications to the note and forward you a copy for your signature.

     If you have any questions please call me.

     Sincerely,

     FLORIDA TRANSPORT CORPORATION


     /              /
     John H. Sottile
     President
     JHS/ps

     Agreed and accepted this 3 day of April, 1996.

     /         /
     John Young



                        FLORIDA TRANSPORT CORPORATION

                         100 Rialto Place, Suite 500
                          Melbourne, FL 32901-3082
                         Telephone: (407) 724-1700
                            Fax: (407) 724-1703


     February 18, 1997


     Mr. John Young, President
     Royalstar Resources Ltd.,
     Royalstar Washington, Inc. and
     The San Pedro Mining Corp.
     Suite 1400 Guiness Tower
     1055 West Hastings
     Vancouver, BC V6E2E9

     RE: Promissory Note dated April 12, 1993 executed by The San Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest (now assumed by Royalstar Washington, Inc.) in favor of Florida Transport Corporation in the original amount of $1,170,000.00, secured by Mortgage Security Agreement and Financing Statement ("the Mortgage") dated April 12, 1993, and Hypothecation Agreement dated April 12, 1993.

     Dear John:

     In accordance with our discussion we have agreed to accept the attached list of Equipment (see Exhibit "A" Equipment) presently owned by you as partial payment for the above captioned Note and Mortgage.

     The Equipment will be conveyed free and clear of any liens and encumbrances by Warranty Bill of Sale in form as shown in Exhibit "B" attached hereto.

     The $150,000.00 partial payment will be applied as follows:

     October 12, 1996 note payment - past due               $ 15,000.00
     November 12, 1996 note payment - past due                15,000.00
     December 12, 1996 note payment - past due                15,000.00
     January 12, 1997 note payment - past due                 15,000.00
     February 12, 1997 note payment - past due                15,000.00
     March 12, 1997 note payment                              15,000.00
     April 12, 1997 note payment                              15,000.00
     Partial prepayment of May 12, 1997 note payment          11,795.04
     Interest at 9.25%* (Amortization Schedule attached)      30,867.12
     August 1996 interest paid with wire transfer             (3,272.98)
     Adjusted September 1996 interest recalculated on
       September 27, 1996 (date of receipt)                    5,610.82

       TOTAL DUE ON APRIL 18, 1997                          $150,000.00

     *Changes in the Sun Bank prime Rate between the date of this billing and the payment due date will be reflected in the next month's billing and loan amortization schedule, as well as the timing of the payments with corresponding interest.

     It is further agreed that you may re-purchase this Equipment at any time on or before April 18, 1997 for $150,000.00. Florida Transport has agreed not to remove the Equipment from the San Pedro mill site before May 31, 1997. Subsequent to that date you grant us permission to enter upon the property for removal of this Equipment.

     As you can see from the attached schedule no additional payments of principal or interest will be due before May 12, 1997, when the $3,204.96 remaining balance of the May note payment, plus accrued interest, is payable.

     Sincerely,

     FLORIDA TRANSPORT CORPORATION

     /             /
     John H. Sottile
     President

     JHS/ps

     Attachments: Exhibit "A EQUIPMENT"
                  Exhibit "B"
                  Amortization Schedule

     Agreed and Accepted this 18th day of February, 1997.

     Royalstar Resources Ltd.
     Royalstar Washington, Inc.
     The San Pedro Mining Corporation

     By:/       /
        John Young, President



                              ROYALTY AGREEMENT


     THIS ROYALTY AGREEMENT, entered into on this 19th day of February, 1982, between BOW VALLEY COAL RESOURCES, INC. ("Bow Valley") and NORTHERN GOLDFIELD INVESTMENTS, LTD., INC. ("Northern Goldfield").

                                  WITNESSETH:

     WHEREAS, Northern Goldfield and Bow Valley entered into an Agreement for the Purchase and Sale of Stock dated January 20, 1982 (the "Sales Agreement"), pursuant to the terms of which Northern
     Goldfield sold to Bow Valley all of the outstanding shares of stock of Harlan Fuel Company ("Harlan"); and,

     WHEREAS, the Sales Agreement has been closed in accordance with its terms and Bow Valley is now the owner of all of the outstanding shares of stock of Harlan; and,

     WHEREAS, Section 2.01(c) of the Sales Agreement provides that Bow Valley Shall pay to Northern Goldfield a royalty on coal mined and shipped from the property owned or leased by Harlan; and,

     WHEREAS, the Sales Agreement further provides that Bow Valley shall execute such separate documents as requested by Northern Goldfield relating to royalty payments to be made to Northern Goldfield pursuant to the Sales Agreement.

     NOW, THEREFORE, for and in consideration of the sum of Ten Dollars ($10.00) in hand paid by Northern Goldfield to Bow Valley and in further consideration of the mutual promises and covenants contained in the Sales Agreement, Bow Valley hereby agrees to pay Northern Goldfield a royalty on coal mined and shipped from the property owned or leased by Harlan on the following basis:

         (1)    Amount of Royalty.
               (a) 3% of the gross selling price of coal mined and shipped from seams lying in elevations above the Upper Mason (also known as Upper Pathfork) seam of coal ("Upper Mason Seam").

               (b) 1 1/2% of the gross selling price of coal mined and shipped from coal seams lying in elevations below the Upper Mason Seam.

               (c) There shall be no royalties payable to Northern Goldfield for coal mined and shipped from the Upper Mason Seam.

         Gross selling price as set forth herein is defined to mean the ultimate selling price paid to Bow Valley by any unaffiliated firm in an arms-length transaction, F.O.B. railroad loading points in Harlan County, Kentucky utilized by Bow Valley.

         The royalties payable by Bow Valley to Northern Goldfield shall be paid on a monthly basis on the twentieth day of each month for all coal mined and shipped the previous month.

         Royalties calculated herein shall be payable upon "shipped" coal which is defined by the parties as used herein to mean coal loaded at Bow Valley's shipping points in Harlan County, Kentucky, for transportation, whether said coal shall be "raw" coal or coal which has been washed or processed by Bow Valley.

         (2) Term of Royalty. All royalties provided for herein shall be for a term of twenty (20) years until December 31, 2001, or until exhaustion of said coal, whichever first occurs.

         (3) Minimum Annual Royalties. During the year 1982, Bow Valley shall pay to Northern Goldfield a minimum annual royalty of $86,000. During the year 1983, Bow Valley shall pay to Northern Goldfield a minimum annual royalty of $100,000. During each subsequent year, commencing in 1984, Bow Valley shall pay to Northern Goldfield a minimum annual royalty of $150,000. If, upon an accounting by Bow Valley to Northern Goldfield, there is reflected total annual royalty payments of less than the applicable minimum annual royalty, then such deficiency shall be due and payable on January 31st of the year following.

         (4) Recoupment. Bow Valley shall have the right to recoup minimum annual royalties paid to Northern Goldfield against coal mined and shipped from Harlan's properties for a period of three (3) calendar years following the payment of the Minimum Annual Royalty. If Bow Valley shall fail during any calendar year period to mine and ship a sufficient quantity of coal to pay the minimum annual royalty, then it shall have the right, during the following three years and after the minimum annual royalty for said year shall have been paid, to mine and ship sufficient coal, free of royalty, to reimburse Bow Valley for the minimum annual royalty paid in such preceding period in excess of coal actually mined and shipped.

         (5) Force Majeure. If mining operations on Harlan's properties or Bow Valley's loading facilities are prevented by reason of strikes, work stoppages, labor disputes, acts of the public enemy, epidemics, riots, insurrections, war, railcar shortages, earthquakes, floods, government legislation or regulations or other unavoidable casualties or misfortunes of a similar nature which shall occur without fault or negligence of Bow Valley, the annual minimum royalties accruing for the year in which said event or events occurred shall be reduced in proportion to the length of such interruption.

         (6) Off-Set Rights. Bow Valley shall have the right to off-set against any royalties owing to Northern Goldfield pursuant to this section any Liabilities of Harlan which were not reflected in the February 19, 1982 financial statements of Harlan which were not paid for out of the Hold-Back Fund ("Hold-Back") established pursuant to Section 2.04 of the Sales Agreement in accordance with the provisions of Article VIII of the Sales Agreement.

         (7) Assignment of Royalties. Northern Goldfield shall have the right to assign the royalties granted pursuant to this paragraph. Any such assignment shall, however, be subject to the off-set rights provided for in Paragraph (6) above. As a further condition to such assignment, Northern Goldfield (except in the case of an assignment to an affiliate, parent or subsidiary) shall grant to Bow Valley the right to purchase the royalty upon the same terms and conditions offered by an unrelated third party. Such option of first refusal shall expire as to any specific offer unless Bow Valley notifies Northern Goldfield or its successor of its intent to purchase the royalty and pays the necessary consideration contained in the offer by the unrelated third party to Northern Goldfield on or before thirty (30) days from receipt by Bow Valley of notice of the proposed sale from Northern Goldfield. The right of first refusal shall be reinstated if the offer by a third party is not accepted and consummated by Northern Goldfield.

         IN WITNESS WHEREOF, Bow Valley and Northern Goldfield have duly executed this Agreement as of the date written above.

     Signed, sealed and delivered
     in the presence of:

     /        /               BOW VALLEY COAL RESOURCES, INC.

     /        /               By: /                    /
                                  Clyde E. Goins, President


     /        /               NORTHERN GOLDFIELD INVESTMENTS, LTD., INC.

     /        /               By: /                    /
                                  James Sottile III, President


     STATE OF FLORIDA
     COUNTY OF BREVARD

     I HEREBY CERTIFY that on this day, before me, an officer duly authorized in the State and County aforesaid to take acknowledgments, personally appeared CLYDE E. GOINS, as President of Bow Valley Coal Resources, inc., well known to me to be said officer of said corporation and he acknowledged before me that he executed the foregoing instrument in behalf of said corporation, as officer of said corporation, for the purposes therein expressed.

     WITNESS my hand and official seal in the County and State named above this 19th day of February , 1982.

                                    /                    /
                                    Notary Public, State of Florida at Large

        (Notary Seal)
                                    My Commission Expires:
                                    /                    /


     STATE OF FLORIDA
     COUNTY OF BREVARD

     I HEREBY CERTIFY that on this day, before me, an officer duly authorized in the State and County aforesaid to take acknowledgments, personally appeared JAMES SOTTILE III, as President of Northern Goldfield Investments, Ltd., Inc., well known to me to be said officer of said corporation and he acknowledged before me that he executed the foregoing instrument in behalf of said corporation, as officer of said corporation, for the purposes therein expressed.

     WITNESS my hand and official seal in the County and State named above this 19th day of February, 1982.

                                   /                    /
                                   Notary Public, State of Florida at Large

        (Notary Seal)
                                   My Commission Expires:
                                   /                    /




     NEW HORIZONS COAL INC.
     Corporate Headquarters
     Coalgood, KY U.S.A.  40818
     Telephone: (606) 573-1715
     Facsimile: (606) 573-5130


                               February 14, 1997

     The Goldfield Corporation
     John H. Sottile, President
     100 Rialto Place, Suite 500
     Melbourne, FLA 31901

     Re: Royalty Agreement of February 19, 1982 between Bow Valley Coal Resources, Inc. and
         Northern Goldfield Investments, Ltd., Inc.

     Dear John:

     In accordance with our discussions today, we have agreed to modify the above-captioned Royalty Agreement as follows:

     1. Great Western Coal Inc. dba New Horizons Coal Inc. will make an initial minimum payment to The Goldfield Corporation of $20,000.00 on February 14, 1997; which is applicable to the $150,000.00 minimum royalty payment for 1996 which became due on January 31, 1997.

     2. The minimum annual royalties of $150,000.00 for 1997 and subsequent years will be paid at a minimum rate of $5,000.00 per month commencing April 14, 1997.

     3. During the balance of the term of the Royalty Agreement, all production royalties shall be paid as provided for in the Royalty Agreement. To the extent that these production royalty payments, including any monthly minimum payments, are less than the $150,000.00 per year minimum royalty, the amount of such deficit including the $130,000.00 1996 deficit will thereafter be paid at a rate being the greater of the production royalty or $5,000.00 per month commencing on January 31, 2002.

     4. Unpaid minimum royalties which extend the term of the Royalty Agreement will not be subject to the recoupment provisions of Paragraph 3 of the Agreement.

     5. In the event the minimum monthly payment of $5,000.00 is unpaid for a period of thirty (30) days, this Agreement will terminate and the Royalty Agreement of February 19, 1982 will be reinstated.

                                   Very truly yours,

                                   GREAT WESTERN COAL INC.
                                   dba NEW HORIZONS COAL INC.
                                   /                      /
                                   Oscar A. Nukka, President


     AGREED AND ACCEPTED this 14th day February, 1997.
     THE GOLDFIELD CORPORATION
     /                       /
     John H. Sottile, President


                                                                  Exhibit 21



     Subsidiaries of Registrant



                                                    State of      Percentage
                                                  Jurisdiction    of Voting
                                                       of         Securities
              Company                              Organization     Owned
     Southeast Real Estate Resources
       Corporation                                   Florida        100%
     Southeast Power Corporation                     Florida        100%
     Fiber Optic Services, Inc.                      Florida        100%
     Mamba Engineering Company, Inc.
       (inactive)                                    Florida        100%
     St. Cloud Mining Company                        Florida        100%
     Florida Transport Corporation
       (inactive)                                    Florida        100%
     Steeple Rock Mining Company (inactive)          Florida        100%
     The Goldfield Consolidated Mines
       Company (inactive)                            Florida        100%
       Subsidiaries of The Goldfield
         Consolidated Mines Company
         Detrital Valley Salt Corporation
           (inactive)                                Florida        100%
         The Lordsburg Mining Company                Florida        100%

     All of the above subsidiaries are included in the consolidated financial statements of the Company at December 31, 1996.