Form 10-Q
period 1997-03-31
GOLDFIELD CORP
filed 1997-05-07
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-Q


                                (Mark One)


   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the quarterly period ended March 31, 1997

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

   There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of April 15, 1997.

                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                               March 31,         December 31,
                                                  1997                1996
ASSETS

Current assets
  Cash and cash equivalents                  $ 3,979,104        $ 4,610,198
  Accounts receivable and accrued billings     1,993,022          1,420,270
  Current portion of notes receivable             45,491             39,771
  Inventories (Note 2)                           205,675            228,049
  Costs and estimated earnings in excess
    of billings on uncompleted contracts         880,549            600,302
  Prepaid expenses and other current assets      210,671             63,794
    Total current assets                       7,314,512          6,962,384

Properties, net                                4,059,094          4,187,288

Notes receivable, less current portion
  (Note 3)                                       874,963           875,100

Deferred charges and other assets
  Deferred income taxes (Note 4)                 836,000           860,000
  Repurchased royalty at cost, less
    accumulated amortization of $191,237
    in 1997 and $184,718 in 1996                 128,213           134,732
  Cash surrender value of life insurance         637,439           632,739

    Total deferred charges and other assets    1,601,652         1,627,471

Total assets                                 $13,850,221       $13,652,243

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities   $ 1,094,607       $   954,366
  Billings in excess of costs and estimated
    earnings on uncompleted contracts             59,801            74,071
    Total current liabilities                  1,154,408         1,028,437

Deferred gain on installment sale, less
  current portion (Note 3)                       180,342           180,400

Total liabilities                              1,334,750         1,208,837

Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock       339,407           339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares                          2,687,211         2,687,211
  Capital surplus                             18,369,860        18,369,860
  Retained earnings (deficit)                 (8,862,287)       (8,934,352)
    Total                                     12,534,191        12,462,126
Less common stock in treasury, 17,358
  shares, at cost                                 18,720            18,720
    Total stockholders' equity                12,515,471        12,443,406

Total liabilities and stockholders' equity   $13,850,221       $13,652,243

See accompanying Notes to Consolidated Financial Statements

                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                   1997              1996
Revenue
  Electrical construction                     $ 2,733,526       $ 2,878,062
  Mining                                          515,570           347,986
  Other income, net                                95,975            99,770
    Total revenue                               3,345,071         3,325,818

Costs and expenses
  Electrical construction                       2,295,278         2,631,571
  Mining                                          410,635           316,670
  Depreciation and amortization                   235,023           233,216
  General and administrative                      302,131           294,110
    Total costs and expenses                    3,243,067         3,475,567

 Income (loss) from operations before
   income taxes                                   102,004          (149,749)

 Income taxes (Note 4)                             24,000                --

 Net income (loss)                                 78,004          (149,749)

 Preferred stock dividends                          5,939             5,939

 Income (loss) available to common
   stockholders                               $    72,065       $  (155,688)

 Income (loss) per share of common
   stock (Note 6)                             $      0.00       $     (0.01)

 Weighted average number of
   shares outstanding                          26,854,748        26,854,748

See accompanying Notes to Consolidated Financial Statements

                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                               March 31,
                                                           1997        1996
Cash flows from operating activities
  Net income (loss)                                 $    78,004   $ (149,749)
  Adjustments to reconcile net income (loss) to net
    cash provided from (used by) operating activities
    Depreciation and amortization                       235,023      233,216
    Deferred income taxes                                24,000           --
    Deferred gain on installment sales                      (58)      (4,060)
    Gain on sale of property and equipment              (28,637)      (5,266)
    (Increase) decrease in:
      Accounts receivable and accrued billings         (572,752)     289,425
      Inventories                                        22,374      (29,891)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts              (280,247)    (319,813)
      Prepaid expenses and other current assets        (146,877)     (23,210)
      Cash surrender value of life insurance             (4,700)      (4,701)
    Increase (decrease) in:
      Accounts payable and accrued liabilities          140,241        5,685
      Billings in excess of costs and estimated
        earnings on uncompleted contracts               (14,270)       1,708
        Total adjustments                              (625,903)     143,093
          Net cash provided from (used by)
            operating activities                       (547,899)      (6,656)

Cash flows from investing activities
  Proceeds from the disposal of fixed assets             66,137        6,308
  Loans granted                                          (9,998)     (20,000)
  Collections from notes receivable                       4,415       19,095
  Purchases of fixed assets                            (137,810)    (197,088)
  Payments made to acquire fixed assets of
    Fiber Optic Services                                     --     (173,138)
      Net cash used by investing activities             (77,256)    (364,823)

Cash flows from financing activities
  Payments of preferred stock dividends                  (5,939)      (5,939)
      Net cash used by financing activities              (5,939)      (5,939)

Net increase (decrease) in cash and cash equivalents   (631,094)    (377,418)
Cash and cash equivalents at beginning of period      4,610,198    4,447,810
Cash and cash equivalents at end of period           $3,979,104   $4,070,392

See accompanying Notes to Consolidated Financial Statements

                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997

 Note 1 - Basis of Presentation

 In the opinion of the management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1996, was derived from the audited consolidated balance sheet. These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

 Note 2 - Inventories

 Inventories are summarized as follows:

                                         March 31,       December 31,
                                           1997              1996
    Materials and supplies               $101,255         $106,672
    Industrial mineral products            43,337           62,983
    Ores in process                        61,083           58,394
    Total inventories                    $205,675         $228,049

 Note 3 - Sale of Mining Subsidiary

 In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through January 2000, with the exception of six installments being reduced to $7,500 payable February 1996 through July 1996 as a result of an amendment dated April 3, 1996. The note bears interest at the rate of prime plus 1% (9.50% at March 31, 1997) payable monthly and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro. Effective February 18, 1997, the agreement was amended to provide for the debtor to reduce $150,000 of principal and interest with the transfer of equipment with an estimated fair value when received of $150,000. This equipment would be used in the Company's mining operations. The debtor has the right to repurchase this equipment for $150,000 through June 30, 1997. The Company has classified this note receivable as noncurrent as of December 31, 1996.

 Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214. In the three months ended March 31, 1996, $4,060 of such deferred gain was recognized as revenue. No deferred gain was recognized in the three months ended March 31, 1997. The installment method recognizes proportionate amounts of the gain associated with the transaction as payments are received.

 The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

 Note 4 - Income Taxes

 The income tax provision (benefit) for the three months ended March 31, 1997 and 1996 consist of the following:

                                           1997       1996
               Current                  $    --    $    --
                 Federal                     --         --
                 State                       --         --

               Deferred
                 Federal                 20,000         --
                 State                    4,000         --
               Total                    $24,000    $    --

 The deferred income tax benefit as of March 31, 1997 and 1996 represents the portion of deferred tax assets that the Company estimates will ultimately be realized.

 Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of March 31, 1997 and December 31, 1996 are as follows:

                                             March 31,      December 31,
                                               1997             1996
 Deferred tax assets
   Depletion, mineral rights and deferred
     development and exploration costs     $  324,000        $  325,000
    Accrued workers' compensation costs        58,000            62,000
    Accrued vacation and bonus                 14,000            11,000
    Property and equipment, principally due
     to differences in depreciation and
     valuation write-downs                    331,000           340,000
   Net operating loss carryforwards         2,845,000         2,881,000
   Investment tax credit carryforwards        239,000           264,000
   Alternative minimum tax credit
     carryforwards                            256,000           256,000
                                            4,067,000         4,139,000

Valuation allowance                        (3,231,000)        (3,279,000)
  Total net deferred tax assets               836,000            860,000
Deferred tax liabilities                           --                 --
Net deferred tax assets                    $  836,000         $  860,000

 The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company decreased the valuation allowance for net deferred tax assets by approximately $48,000 for the quarter ended March 31, 1997 and increased the valuation allowance $16,000 for the quarter ended March 31, 1996.

 At March 31, 1997, the Company had tax net operating loss carryforwards of approximately $7,500,000 available to offset future regular taxable income, which if unused, will expire from 2000 through 2011.

 Additionally, the Company has investment tax credit carryforwards of approximately $239,000 available to reduce future Federal income taxes, which if unused, will expire from 1998 through 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $256,000 which are available to reduce future Federal income taxes over an indefinite period.

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

 Note 6 - Earnings (Loss) Per Share of Common Stock

 Earnings (loss) per common share, after deducting dividend requirements on the Company's Series A Stock of $5,939 in each of the three month periods ended March 31, 1997 and 1996 respectively, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury stock for each of the periods ended March 31, 1997 and 1996. The inclusion of Common Stock issuable upon conversion of Series A Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings
 (loss) per common share.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations - Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

 Net Income (Loss)

 The Company earned net income of $78,004 for the three months ended March 31, 1997, compared to a net loss of $149,749 for the three months ended March 31, 1996.

 Revenues

 Total revenues for the three months ended March 31, 1997 were $3,345,071, compared to $3,325,818 in the like 1996 period.

 Electrical construction revenue decreased by 5% in the three months ended March 31, 1997 to $2,733,526 from $2,878,062 for the three months ended
 March 31, 1996.   Electrical construction revenue includes the results
 of the subsidiary acquired January 1, 1996, Fiber Optic Services, which had revenue of $234,449 for the three month period ended March 31, 1997, compared to $115,917 for the three months ended March 31, 1996.

 Revenue from mining operations for the three months ended March 31, 1997 increased by 48% to $515,570 from $347,986 for the first quarter for
 1996.   The increase in revenue from mining for 1997 was primarily a result of a single land restoration project completed in the first quarter.

 Operating Results

 Electrical construction operations had operating profit of $295,741 during the three months ended March 31, 1997, compared to an operating
 profit of $103,751 for the three months ended March 31, 1996.   The
 increase in operating results was due to generally improved profit margins and decreased workers' compensation expense. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At March 31, 1997, the approximate value of uncompleted contracts was $6,350,000, compared to $ 4,000,000 at February 14, 1997 and $2,780,000 at March 31, 1996.

 During the three months ended March 31, 1997, the operating profit from mining operations was $23,419, compared to an operating loss of $49,560 during the three months ended March 31, 1996. Operating profit(loss) includes royalty income (if any) and depreciation expense. The increase in operating results from mining operations in the first quarter of 1997 was primarily the result of the land restoration project. There was no royalty income recognized for either the first quarter of 1997 or 1996. During 1995, the lessee suspended mining operations at Harlan Fuel Company. The original royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement will be extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Such annual minimum royalties will be recognized when realization of the income is assured. The Company is continuing to amortize the royalty interest on a straight line basis over the period ending January 2002.

 The St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 4,000 tons of natural zeolite during the three months ended March 31, 1997, compared to 4,036 tons during the three months ended March 31, 1996.

 Surface and underground mining of base and precious metals has been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

 During the three months ended March 31, 1997, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"), sold 7,263 tons of construction aggregate material, compared to 3,229 tons sold during the three months ended March 31, 1996. Lordsburg sold 2,116 tons of barren, siliceous flux to copper smelters during the three months ended March 31, 1996. Lordsburg did not sell any barren, siliceous flux during the three months ended March 31, 1997.

 Production from underground mining at Lordsburg, which was suspended in February 1994, had previously been intermittent due to low ore grade and inconsistent smelter demand. The ore produced from the mine was used by nearby copper smelters as precious metal bearing siliceous flux. Future demand for underground ores cannot be determined at this time.

 Although the Company has continued limited production of construction aggregates at Lordsburg, a final decision with respect to the future operations at Lordsburg has not been reached.

 Costs and Expenses

 Electrical construction costs were decreased 13% to $2,295,278 in the three months ended March 31, 1997 compared to $2,631,571 for the three months ended March 31, 1996. This reduction was primarily due to decreased workers' compensation expense.

 Depreciation and amortization was $235,023 in the three months ended March 31, 1997, compared to $233,216 in the three months ended March 31, 1996.

 General corporate expenses of the Company were $313,131 in the three months ended March 31, 1997, compared to $303,710 in the three months ended March 31, 1996.

                     Liquidity and Capital Resources

 Cash and cash equivalents as of March 31, 1997 were $3,979,104, compared to $4,610,198 as of December 31, 1996. Working capital at March 31, 1997 was $6,160,104, compared to $5,933,947 at December 31, 1996. The
 Company's ratio of current assets to current liabilities was 6.3 to 1 at March 31, 1997, compared to 6.8 to 1 at December 31, 1996.

 The Company paid cash dividends on its Series A Preferred Stock in the amount of $5,939 in each of the three months ended March 31, 1997 and 1996. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

 Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1998, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the three months ended March 31, 1997 and 1996. However, beginning in 1996 $100,000 of this line of credit was reserved for a standby letter of credit.

 The Company's capital expenditures for the three months ended March 31, 1997 were $137,810. Capital expenditures in 1997 are expected to be approximately $800,000, which the Company expects to finance through existing credit facilities or cash reserves.

                        PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits in accordance with the provisions of Item 601 of Regulation
      S-K

      10-6(c) Amendment dated May 2, 1997 to Promissory Note dated
      April 12, 1993 between The San Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest.

 (b)  Reports on Form 8-K

      No Current Report on Form 8-K was filed during the quarter ended March 31, 1997.

                                  SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE GOLDFIELD CORPORATION
                                               (Registrant)



 Date:   May 7, 1997                      /s/ John H. Sottile
                                            (John H. Sottile)
                                           President and Chief
                                            Executive Officer

 Date:   May 7, 1997                      /s/ Stephen R. Wherry
                                        (Stephen R. Wherry, C.P.A.)
                                         Vice President, Treasurer
                                        and Chief Financial Officer




                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549



                                    Form 10-Q


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended March 31, 1997          Commission File No. 1-7525



                            THE GOLDFIELD CORPORATION

                                    EXHIBITS



  May 7, 1997


                         FLORIDA TRANSPORT CORPORATION
                          100 Rialto Place, Suite 500
                           Melbourne, FL 32901-3082
                          Telephone: (407) 724-1700
                             Fax: (407) 724-1703

     May 2, 1997

     Mr. John Young, President
     Royalstar Resources Ltd., Royalstar Washington, Inc. and
     The San Pedro Mining Corporation
     Suite 1400 Guiness Tower
     1055 West Hastings
     Vancouver, BC V6E2E9

     RE: Agreement dated February 18, 1997 as partial payment for the Promissory Note dated April 12, 1993 executed by The San Pedro Mining Corporation,
         Royalstar Resources Ltd., and Royalstar Southwest
         (now assumed by Royalstar Washington, Inc.) in favor of Florida Transport Corporation in the original amount of $1,170,000.00, secured by Mortgage Security Agreement and Financing
         Statement ("the Mortgage") dated April 12, 1993, and Hypothecation Agreement dated April 12, 1993.

     Dear John:

     In accordance with our discussion yesterday, we have extended your right of re-purchase on the above captioned agreement until Monday, June 30, 1997 at 5 PM EDT.

     Sincerely,

     FLORIDA TRANSPORT CORPORATION


     /              /
     John H. Sottile
     President

     JHS/ps