Form 10-Q
period 1997-06-30
GOLDFIELD CORP
filed 1997-08-14
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                                (Mark One)


   [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934

   For the quarterly period ended          June 30, 1997

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

   There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of June 30, 1997.

                       PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                June 30,      December 31,
                                                  1997           1996

ASSETS

Current assets
  Cash and cash equivalents                  $ 4,262,550       $ 4,610,198
  Accounts receivable and accrued billings     2,437,868         1,420,270
  Current portion of notes receivable             76,875            39,771
  Inventories (Note 3)                           221,961           228,049
  Costs and estimated earnings in excess
    of billings on uncompleted contracts         370,143           600,302
  Prepaid expenses and other current assets      279,513            63,794
    Total current assets                       7,648,910         6,962,384

Properties, net                                4,166,150         4,187,288

Notes receivable, less current portion           854,831           875,100

Deferred charges and other assets
  Deferred income taxes (Note 2)                 628,000           860,000
  Repurchased royalty at cost, less accumulated
    amortization of $197,757 in 1997 and
    $184,718 in 1996                             121,693           134,732
  Cash surrender value of life insurance         637,439           632,739
    Total deferred charges and other assets    1,387,132         1,627,471

Total assets                                  $14,057,023      $13,652,243

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities    $ 1,008,542      $   954,366
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              13,149           74,071
  Income taxes payable (Note 2)                    31,000               --
    Total current liabilities                   1,052,691        1,028,437

Deferred gain on installment sales                180,286          180,400

Total liabilities                               1,232,977        1,208,837

Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued
    and outstanding 339,407 shares of
    Series A 7% voting cumulative
    convertible stock                             339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares                           2,687,211        2,687,211
  Capital surplus                              18,369,860       18,369,860
  Retained earnings (deficit)                  (8,553,712)      (8,934,352)
    Total                                      12,842,766       12,462,126
Less common stock in treasury, 17,358
  shares, at cost                                  18,720           18,720
    Total stockholders' equity                 12,824,046       12,443,406

Total liabilities and stockholders' equity    $14,057,023      $13,652,243

See accompanying Notes to Consolidated Financial Statements

                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,

                                1997          1996       1997          1996

Revenue
  Electrical construction    $3,559,162  $ 2,171,484  $6,292,688  $ 5,049,546
  Mining                        514,367      388,346   1,029,937      736,332
  Royalty income                  5,000           --       5,000           --
  Other income, net              79,589       88,416     175,564      188,186
    Total revenue             4,158,118    2,648,246   7,503,189    5,974,064

Costs and expenses
  Electrical construction     2,613,665    2,353,568   4,908,943    4,985,139
  Mining                        425,091      354,843     835,726      671,513
  Depreciation and
    amortization                246,507      229,493     481,530      462,709
  General and administrative    319,340      278,855     621,471      572,965
    Total costs and expenses  3,604,603    3,216,759   6,847,670    6,692,326

Income (loss) from operations
  before income taxes           553,515     (568,513)    655,519     (718,262)

Income taxes (Note 2)           239,000           --     263,000           --

Net income (loss)               314,515     (568,513)    392,519     (718,262)

Preferred stock dividends         5,940        5,940      11,879       11,879

Income (loss) available to
  common stockholders        $  308,575  $  (574,453) $  380,640  $  (730,141)

Income (loss) per share of
  common stock (Note 4)      $     0.01  $     (0.02) $     0.01  $     (0.03)

Weighted average number of
  common shares outstanding  26,854,748   26,854,748   26,854,748  26,854,748

 See accompanying Notes to Consolidated Financial Statements

                         THE GOLDFIELD CORPORATION
                             and Subsidiaries

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)



                             Three Months Ended           Six Months Ended
                                  June 30,                    June 30,
                             1997          1996           1997        1996

Cash flows from operating
   activities
     Net income(loss)     $ 314,515    $(568,513)    $  392,519   $ (718,262)
Adjustments to reconcile
   net income (loss) to
   net cash provided from
   (used by) operating
   activities
Depreciation and
   amortization             246,507      229,493        481,530      462,709
Deferred income taxes       208,000           --        232,000           --
Deferred gain on
   installment sales            (56)     (10,150)          (114)     (14,210)
Loss (gain) on sale of
   property and equipment    (9,607)       2,575        (38,244)      (2,691)
Increase (decrease) in:
  Accounts receivable
    and accrued billings   (444,846)    (190,086)    (1,017,598)      99,339
  Inventories               (16,286)     (12,570)         6,088      (42,461)
  Costs and estimated
    earnings in excess of
    billings on uncompleted
    contracts               510,406       46,396        230,159     (273,417)
  Prepaid expenses and
    other current assets    (68,842)      74,287       (215,719)      51,077
  Cash surrender value of
    life insurance               --           --         (4,700)      (4,701)
Increase (decrease) in:
  Accounts payable and
    accrued liabilities     (86,065)     (74,818)        54,176      (69,133)
  Billings in excess of
    costs and estimated
    earnings on uncompleted
    contracts               (46,652)     (34,870)       (60,922)     (33,162)
  Income taxes payable       31,000           --         31,000           --
  Total adjustments         323,559       30,257       (302,344)     173,350
    Net cash provided from
      (used by) operating
      activities            638,074     (538,256)        90,175     (544,912)

Cash flows from investing
  activities
    Proceeds from the
      disposal of fixed
      assets                 10,500        1,700         76,637        8,008
  Loans granted             (23,568)     (10,726)       (33,566)     (30,726)
  Collections from notes
    receivable               12,316      134,828         16,731      153,923
  Purchases of fixed
    assets                 (347,936)     (93,416)      (485,746)    (290,504)
  Payments made to acquire
    fixed assets of Fiber
    Optic Services               --           --             --     (173,138)
      Net cash used
        by investing
        activities         (348,688)      32,386       (425,944)    (332,437)

Cash flows from financing
  activities
  Payments of preferred
    stock dividends          (5,940)      (5,940)       (11,879)     (11,879)
      Net cash used by
        financing
        activities           (5,940)      (5,940)       (11,879)     (11,879)

Net increase (decrease) in
  cash and cash
  equivalents               283,446     (511,810)      (347,648)    (889,228)
Cash and cash equivalents
  at beginning of period  3,979,104    4,070,392      4,610,198    4,447,810
Cash and cash equivalents
  at end of period       $4,262,550   $3,558,582     $4,262,550   $3,558,582

 See accompanying Notes to Consolidated Financial Statements


                         THE GOLDFIELD CORPORATION
                             and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1997

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

     Note 2 - Income Taxes

     The income tax provision (benefit) consists of the following:

                               Three Months      Three Months
                               Ended June 30,    Ended June 30,
                                   1997              1996
    Current
        Federal                $  5,000                --
        State                    26,000                --
                                 31,000                --
     Deferred
        Federal                 175,000                --
        State                    33,000                --
     Total                     $239,000                --

                              Six Months           Six Months
                             Ended June 30,      Ended June 30,
                                 1997                1996
     Current
        Federal                $  5,000                --
        State                    26,000                --
                                 31,000                --
     Deferred
        Federal                 195,000                --
        State                    37,000                --
     Total                     $263,000                --


     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of June 30, 1997 and December 31, 1996 are as follows:


                                           June 30,          December 31,
                                            1997                1996
    Deferred tax assets
      Depletion, mineral rights and
        deferred development and
        exploration costs                $  324,000          $   325,000
      Accrued workers' compensation
        costs                                49,000               62,000
      Accrued vacation and bonus             64,000               11,000
        principally due to differences
        in depreciation and valuation
        write-downs                         325,000              340,000
      Contingent salary payments
        recorded as goodwill for tax
        purposes                              6,000                   --
      Net operating loss carryforwards    2,445,000             2,881,000
      Investment tax credit
        carryforwards                       239,000               264,000
      Alternative minimum tax credit
        carryforwards                       261,000               256,000
                                          3,713,000             4,139,000

    Valuation allowance                  (3,085,000)           (3,279,000)
      Total net deferred tax assets         628,000               860,000
    Deferred tax liabilities                     --                    --
    Net deferred tax assets              $  628,000           $   860,000



     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company decreased the valuation allowance for net deferred tax assets by approximately $194,000 for the six months ended June 30, 1997 and decreased the valuation allowance $146,000 for the quarter ended June 30, 1997.

     At June 30, 1997, the Company had tax net operating loss carryforwards of approximately $7,000,000 available to offset future regular taxable income, which if unused, will expire from 2000 through 2011.

     Additionally, the Company at June 30, 1997 had investment tax credit carryforwards of approximately $239,000 available to reduce future Federal income taxes, which if unused, will expire from 1998 through 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $261,000 which are available to reduce future Federal income taxes over an indefinite period.

     Note 3 - Inventories

     Inventories are summarized as follows:

                                      June 30,            December 31,
                                        1997                  1996
     Materials and supplies          $101,374               $ 106,672
     Industrial mineral products       53,581                  62,983
     Ores in process                   67,006                  58,394
     Total inventories               $221,961               $ 228,049

     Note 4 - Earnings (Loss) Per Share of Common Stock

     Earnings (loss) per common share, after deducting dividend requirements on the Company's Series A Stock of $11,879 in each of the six month periods ended June 30, 1997 and 1996, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury stock for each of the periods ended June 30, 1997 and 1996. The inclusion of Common Stock issuable upon conversion of Series A Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


     Results of Operations - Six Months Ended June 30, 1997 Compared to Six Month Ended June 30, 1996.

     Net Income (Loss)

     The Company had pretax earnings of $655,519 and net income of $392,519 for the six months ended June 30, 1997, compared to a net loss of $718,262 for the six months ended June 30, 1996. Net income for the six months ended June 30, 1997 includes an income tax expense of $263,000, substantially all of which is not payable due to net operating loss carryforwards.

     Revenues

     Total revenues for the six months ended June 30, 1997 were $7,503,189, compared to $5,974,064 in the like 1996 period. The increase in revenues was primarily attributable to a higher level of activity in electrical construction operations.

     Electrical construction revenue increased by 25% in the six months ended June 30, 1997 to $6,292,688 from $5,049,546 for the six months ended June 30, 1996. The increase in electrical construction revenues was primarily due to a higher level of activity.

     Revenue from mining operations for the six months ended June 30,
     1997 increased by 40% to $1,029,937 from $736,332 for the six months
     ended June 30, 1996.   The increase in revenue from mining
     for 1997 was primarily a result of new off-site construction contracts utilizing existing mining personnel and equipment.

     Operating Results

     Electrical construction operations had operating profit of $1,091,876 during the six months ended June 30, 1997, compared to an operating loss of $222,984 for the six months ended June 30, 1996. The increase in operating results was due to a higher level of construction activity and generally improved profit margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At June 30, 1997, the approximate value of uncompleted contracts was $5,900,000, compared to $ 4,000,000 at February 14, 1997 and $2,300,000 at June 30, 1996.

     During the six months ended June 30, 1997, operating income from mining operations was $32,550, compared to an operating loss of $91,299 during the six months ended June 30, 1996. Operating profit(loss) includes royalty income and depreciation expense. The improvement in operating results from mining operations in the second quarter of 1997 was primarily a result of new construction contracts. Royalty income for the second quarter of 1997 was $5,000 as compared to no royalty income for the second quarter of 1996. During 1995, the lessee suspended mining operations at Harlan Fuel Company. The original royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement will be extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Such annual minimum royalties will be recognized when realization of the income is assured. The Company is continuing to amortize the royalty interest on a straight line basis over the period ending January 2002.

     The St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 7,941 tons of natural zeolite during the six months ended June 30, 1997, compared to 7,200 tons during the six months ended June 30, 1996.

     Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the six months ended June 30, 1997, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"), sold 15,970 tons of construction aggregate material, compared to
     10,269 tons sold during the six months ended June 30, 1996.   During
     the six months ended June 30, 1996, Lordsburg sold 7,095 tons of barren siliceous flux to copper smelters. Lordsburg did not sell any barren siliceous flux during the six months ended June 30, 1997.

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

     Costs and Expenses

     Total costs and expenses and the components thereof remained relatively constant during the six months ended June 30, 1997 as compared to the like period in 1996.

     Electrical construction costs were $4,908,943 and $4,985,139 for the six months ended June 30, 1997 and June 30, 1996, respectively.

     Depreciation and amortization was $481,530 in the six months ended June 30, 1997, compared to $462,709 in the six months ended June 30, 1996.

     General corporate expenses of the Company were $644,471 in the six months ended June 30, 1997, compared to $592,165 in the six months ended June 30, 1996.

     Results of Operations - Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996

     Net Income(Loss)

     The Company had pretax earnings of $553,515, and net income of $314,515 for the three months ended June 30, 1997, compared to a net loss of $568,513 for the three months ended June 30, 1996. Net income for the three months ended June 30, 1997 includes an income tax expense of $239,000.

     Revenues

     Total revenues for the three months ended June 30, 1997 were $4,158,118, compared to $2,648,246 in the like 1996 period. The increase in revenues was primarily attributable to electrical construction operations.

     Electrical construction revenue increased by 64% in the three months ended June 30, 1997 to $3,559,162 from $2,171,484 for the three months ended June 30, 1996. The increase in electrical construction revenues was primarily due to increased level of construction activity.

     Revenue from mining operations for the three months ended June 30, 1997 increased by 32% to $514,367 from $388,346 for the second
     quarter for 1996.   The increase in revenue from mining for 1997 was
     primarily a result of new off-site construction contracts.

     Operating Results

     Electrical construction operations had operating profit of $796,135 during the three months ended June 30, 1997, compared to an operating loss of $326,735 for the three months ended June 30, 1996. The increase in operating results was due to a higher level of activity and generally improved profit margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.

     During the three months ended June 30, 1997, mining operations had income of $9,131, compared to an operating loss of $41,739 during the three months ended June 30, 1996. Operating profit(loss) includes royalty income and depreciation expense. The increase in operating results from mining operations in the second quarter of 1997 was primarily due to new construction contracts.

     St. Cloud sold 3,941 tons of natural zeolite during the three months ended June 30, 1997, compared to 3,164 tons during the three months ended June 30, 1996.

     During the three months ended June 30, 1997, Lordsburg sold 8,707 tons of construction aggregate material, compared to 7,040 tons sold during the three months ended June 30, 1996. During the three months ended June 30, 1996, Lordsburg sold 4,979 tons of barren, siliceous flux to copper smelters. Lordsburg did not sell any barren, siliceous flux during the three months ended June 30, 1997.

     Costs and Expenses

     Electrical construction costs were $2,613,665 and $2,353,568 for the three months ended June 30, 1997 and June 30, 1996, respectively. The increase during the 1997 period resulted from the higher level of activity.

     Depreciation and amortization was $246,507 in the three months ended June 30, 1997, compared to $229,493 in the three months ended June 30, 1996.

     General corporate expenses of the Company were $331,340 in the three months ended June 30, 1997, compared to $288,455 in the three months ended June 30, 1996.

                     Liquidity and Capital Resources

     Cash and cash equivalents as of June 30, 1997 were $4,262,550, compared to $4,610,198 as of December 31, 1996. Working capital at June 30, 1997 was $6,596,219, compared to $5,933,947 at December 31,
     1996. The Company's ratio of current assets to current liabilities was 7.3 to 1 at June 30, 1997, compared to 6.8 to 1 at December 31, 1996.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $11,879 in each of the six month periods ended June 30, 1997 and 1996. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1998, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the six months ended June 30, 1997 and 1996. However, beginning in 1996 $100,000 of this line of credit was reserved for a standby letter of credit.

     The Company's capital expenditures for the six months ended June 30, 1997 were $485,746, compared to $463,642 for the six months ended June 30, 1996. The capital expenditures for 1996 include the acquisition of the fixed assets of Fiber Optic Services for $173,138.


                         PART II.  OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security-Holders.

     (a)   The Annual Meeting of Stockholders was held on June 3, 1997.

     (b)   This information is omitted pursuant to instruction 3.

     (c) At the Annual Meeting of Stockholders, the stockholders elected 5 Directors. Set forth below are the votes cast for the election of Directors:

                                     For      Withheld
           John P. Fazzini        19,793,006  1,221,826
           Danforth E. Leitner    19,797,356  1,217,476
           James Sottile          19,742,451  1,272,381
           John H. Sottile        19,819,276  1,195,556
           John M. Starling       19,808,908  1,205,924

           The stockholders also voted to approve the appointment of KPMG Peat Marwick LLP as Independent Accountants. Votes cast in favor were 20,362,458, against were 444,822 and abstaining were 207,552.

     (d)   Not applicable.

     Item 6.    Exhibits and Reports on Form 8-K

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

           10-6(d) Amendment dated July 18, 1997 to Promissory Note dated April 12, 1993 between The San Pedro Mining
           Corporation, Royalstar Resources Ltd., and Royalstar
           Southwest (now assumed by Royalstar Washington, Inc.).

     (b)   Reports on Form 8-K

           No Current Report on Form 8-K was filed during the quarter ended June 30, 1997.


                               SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE GOLDFIELD CORPORATION
                                                   (Registrant)



     Date:   August 14, 1997                  /s/ John H. Sottile
                                                (John H. Sottile)
                                               President and Chief
                                                Executive Officer

     Date:   August 14, 1997                /s/ Stephen R. Wherry
                                            (Stephen R. Wherry, C.P.A.)
                                             Vice President, Treasurer
                                            and Chief Financial Officer


                     SECURITIES AND EXCHANGE COMMISSION


                          Washington, D.C.  20549







                                Form 10-Q


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended June 30, 1997       Commission File No. 1-7525







                         THE GOLDFIELD CORPORATION



                                  EXHIBITS













                              August 14, 1997




     Royalstar
     Resources Ltd.

     Please respond to:
     1019 8th Street, Suite 3095
     Golden, Colorado 80401
     Phone 303-277-1222
     Fax 303-277-0006

                               July 18, 1997
                                  Revised

     Mr. John H. Sottile, President
     Florida Transport Corporation            VIA FAX & MAIL
     100 Rialto Place, Suite #500             407-724-1703
     Melbourne, Florida 32901

            Re: Promissory Note dated April 12, 1993 executed by The San Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest (now assumed by Royalstar Washington, Inc.) In favor of Florida Transport Corporation in the original amount of $1,170,000.

     Dear Mr. Sottile:

     In the last two weeks you and I have engaged in several telephone discussions related to the obligation of San Pedro Mining Corporation, et al under the above-mentioned Promissory Note (the "Note") dated April 12, 1993 executed by the San Pedro Mining Corporation, Royalstar Resources Ltd., and other Royalstar affiliates (jointly "Royalstar") in favor of Florida Transport Corporation (hereinafter "Florida Transport").

     Your accountant has informed Royalstar that as of July 12, 1997 Royalstar is delinquent on the above-mentioned Note in the amount of US$44,254.63. An additional payment of approximately $15,000 is due August 12, 1997 bringing the total amount due August 12th to $59,254.63 plus interest accrued from July 12, 1997.

     In addition, on February 18, 1997 Royalstar agreed to and signed a Letter Agreement with Florida Transport and a Bill of Sale in favor of Florida Transport, attached hereto as Exhibit A, for a certain list of equipment then owned by San Pedro and located at the San Pedro facilities near Santa Fe, New Mexico in payment of $150,000 then due to Florida Transport. That Letter Agreement provided an option for Royalstar to repurchase the equipment listed in the Bill of Sale from Florida Transport for $150,000 at any time on or before April 18, 1997. That date was later extended by Florida Transport until June 30, 1997. Royalstar did not exercise its right to repurchase that equipment because of certain financial difficulties.

     As you are aware Royalstar Resources Ltd. has entered into a Contract with Globex Mining Enterprises, Inc. (Globex) for the sale of Royalstar's interest in Gold Capital Corporation (Tonkin Springs Project, Nevada). This sale is scheduled to close on or before August 30, 1997. Globex has informed Royalstar that all issues leading toward closing are on schedule and they expect to close on or before the end of August. Upon Closing, Royalstar will receive approximately Cdn$5.8 million which will be used, in large part, to pay outstanding bills - including that owed to Florida Transport.

     As we discussed earlier this week Royalstar proposes, with your concurrence, to settle the Florida Transport account in the following manner:

          1. Following Closing of the Globex Arrangement and on or before September 12, 1997 Royalstar will bring the existing account outstanding up to date. We anticipate this will amount to the existing amount due through, and including September 12, 1997, of US$74,254.63 plus interest from June 12, 1997;

          2. On or before September 12, 1997 Royalstar will also repurchase the list of equipment covered by the February 18, 1997 Bill of Sale to Florida Transport for a total price of $150,000;

          3. Royalstar will pre-pay $50,000 in payments to Florida Transport on or before September 12, 1997. This pre-payment is to be retained and applied by Florida Transport against the final three monthly payments under the Promissory Note;

          4. Royalstar will establish a policy to make monthly payments required by the above-mentioned Note on a prompt and timely basis; and

          5. This settlement proposal is subject to: a) a timely Closing of the Globex Arrangement; and b) concurrence of the Board of Directors of Royalstar, such concurrence is anticipated. In the event the Globex Arrangement does not conclude in a timely fashion, Royalstar will promptly advise Florida Transport and the parties will attempt to resolve all outstanding matters in a businesslike fashion.

     Mr. Sottile, as the new management of Royalstar I certainly understand your past problems with Royalstar on this account and appreciate your willingness to work with new management to resolve the situation on an equitable basis. If this proposal meets with your agreement, please indicate to me your concurrence and have your Mr. Wherry provide me, prior to August 30, 1997, the correct amount of principal and interest due through September 12, 1997.

     If you have any questions or concerns related to this proposed settlement, please feel free to contact me at your convenience.

     Royalstar looks forward to re-establishing a good working relationship with Florida Transport.

     Sincerely,
     ROYALSTAR RESOURCES LTD.



     /s/ Paul C. Jones
     Paul C. Jones
     Executive Vice President





     Agreed and Accepted:
     FLORIDA TRANSPORTATION CORPORATION

     /s/ John H. Sottile
     John H. Sottile, President


     Enclosure

          Appendix A - Letter Agreement and Bill of Sale dated February 18, 1997 between Royalstar and Florida Transport.