Form 10-Q
period 1997-09-30
GOLDFIELD CORP
filed 1997-11-13
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                                   (Mark One)


     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

     For the quarterly period ended         September 30, 1997

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to ___________


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

There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of September
30, 1997.

                     PART I.    FINANCIAL INFORMATION
Item 1.  Financial Statements
                          THE GOLDFIELD CORPORATION
                               and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                              September 30,    December 31,
                                                  1997             1996
ASSETS
Current assets
  Cash and cash equivalents                   $ 4,660,038      $ 4,610,198
  Accounts receivable and accrued billings      1,912,530        1,420,270
  Current portion of notes receivable              92,412           39,771
  Inventories (Note 3)                            224,210          228,049
  Costs and estimated earnings in excess of
    billings on uncompleted contracts             739,955          600,302
  Prepaid expenses and other current assets       265,619           63,794
    Total current assets                        7,894,764        6,962,384
Properties, net                                 4,373,073        4,187,288

Notes receivable, less current portion            686,789          875,100
Deferred charges and other assets
  Deferred income taxes (Note 2)                  568,000          860,000
  Repurchased royalty at cost, less accumulated
    amortization of $204,276 in 1997 and
    $184,718 in 1996                              115,174          134,732
  Cash surrender value of life insurance          667,239          632,739
    Total deferred charges and other assets     1,350,413        1,627,471
Total assets                                  $14,305,039      $13,652,243
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities    $ 1,056,566      $   954,366
  Billings in excess of costs and estimated
    earnings on uncompleted contracts             139,238           74,071
  Income taxes payable (Note 2)                    57,500               --
    Total current liabilities                   1,253,304        1,028,437

Deferred gain on installment sales                117,986          180,400
Total liabilities                               1,371,290        1,208,837
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock        339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares                           2,687,211        2,687,211
  Capital surplus                              18,369,860       18,369,860
  Retained earnings (deficit)                  (8,444,009)      (8,934,352)
    Total                                      12,952,469       12,462,126
  Less common stock in treasury, 17,358 shares
    at cost                                        18,720           18,720
      Total stockholders' equity               12,933,749       12,443,406
Total liabilities and stockholders' equity    $14,305,039      $13,652,243

See accompanying Notes to Consolidated Financial Statements


                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)




                                 Three Months Ended            Nine Months Ended
                                   September 30,                 September 30,
                                   1997         1996         1997        1996
Revenue
  Electrical construction       $3,442,203  $3,695,739   $9,734,891  $8,745,285
  Mining                           395,286     437,882    1,425,223   1,174,214
  Royalty income                     5,000          --       10,000         --
  Other income, net                168,287     114,792      343,851     302,978
    Total revenue                4,010,776   4,248,413   11,513,965  10,222,477

Costs and expenses
  Electrical construction        2,911,685   3,062,825    7,820,628   8,047,964
  Mining                           354,643     392,457    1,190,369   1,063,970
  Depreciation and amortization    265,251     242,329      746,781     705,038
  General and administrative       277,054     227,180      898,525     800,145
    Total costs and expenses     3,808,633   3,924,791   10,656,303  10,617,117

Income (loss) from operations
  before income taxes              202,143     323,622      857,662    (394,640)

Income taxes (Note 2)               86,500          --      349,500          --

Net income (loss)                  115,643     323,622      508,162    (394,640)

Preferred stock dividends            5,940       5,940       17,819      17,819

Income (loss) available to
  common stockholders           $  109,703  $  317,682   $  490,343  $ (412,459)

Income (loss) per share of
  common stock (Note 4)         $     0.00  $     0.01   $     0.02  $    (0.02)

Weighted average number of
  common shares outstanding     26,854,748  26,854,748   26,854,748  26,854,748

See accompanying Notes to Consolidated Financial Statements


                            THE GOLDFIELD CORPORATION
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                   Three Months Ended          Nine Months Ended
                                      September 30,            September 30,

                                     1997          1996        1997      1996
Cash flows from operating activities
   Net income (loss)            $  115,643  $  323,622  $  508,162  $ (394,640)
Adjustments to reconcile net
  income (loss) to net cash
  provided from (used by) operating
  activities
Depreciation and amortization      265,251     242,329     746,781     705,038
Deferred income taxes               60,000          --     292,000          --
Deferred gain on installment sales (62,300)    (10,150)    (62,414)    (24,360)
Gain on sale of property and
  equipment                         (2,191)    (23,923)    (40,435)    (26,614)
Decrease (increase) in:
   Accounts receivable and
     accrued billings              525,338  (1,452,139)   (492,260) (1,352,800)
   Inventories                      (2,249)    (11,457)      3,839     (53,918)
   Costs and estimated earnings
     in excess of billings on
     uncompleted contracts        (369,812)    492,346    (139,653)    218,929
   Prepaid expenses and other
     current assets                 13,894      65,959    (201,825)    117,036
   Cash surrender value of
     life insurance                (29,800)    (30,077)    (34,500)    (34,778)
Increase (decrease) in:
   Accounts payable and accrued
     liabilities                    48,024     693,486     102,200     624,353
   Billings in excess of costs
     and estimated earnings on
     uncompleted contracts         126,089     186,157      65,167     152,995
   Income taxes payable             26,500          --      57,500          --
     Total adjustments             598,744     152,531     296,400     325,881
       Net cash provided from
         (used by) operating
         activities                714,387     476,153     804,562     (68,759)

Cash flows from investing activities
  Proceeds from the disposal
    of fixed assets                 19,426      35,093      96,063      43,101
  Loans granted                    (85,000)    (30,000)   (118,566)    (60,726)
  Collections from notes
    receivable                     237,505      42,475     254,236     196,398
  Purchases of fixed assets       (482,890)   (185,013)   (968,636)   (475,517)
  Payments made to acquire
    fixed assets of Fiber Optic
    Services                            --          --          --    (173,138)
      Net cash used by
        investing activities      (310,959)   (137,445)   (736,903)   (469,882)

Cash flows from financing
  activities
    Payments of preferred
      stock dividends               (5,940)     (5,940)    (17,819)    (17,819)
      Net cash used by
        financing activities        (5,940)     (5,940)    (17,819)    (17,819)

Net increase (decrease) in
  cash and cash equivalents        397,488     332,768      49,840     (556,460)
Cash and cash equivalents
  at beginning of period         4,262,550   3,558,582   4,610,198    4,447,810
Cash and cash equivalents
  at end of period              $4,660,038  $3,891,350  $4,660,038   $3,891,350

See accompanying Notes to Consolidated Financial Statements


                            THE GOLDFIELD CORPORATION
                                and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

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

Note 2 - Income Taxes

The income tax provision consists of the following:

                            Three Months              Three Months
                         Ended September 30,       Ended September 30,
                                1997                      1996
Current
  Federal                    $ 14,000                 $     --
  State                        12,500                       --
                               26,500                       --
Deferred
  Federal                      47,000                       --
  State                        13,000                       --
                               60,000                       --
Total                        $ 86,500                 $     --

                            Nine Months               Nine Months
                        Ended September 30,       Ended September 30,
                                1997                      1996
Current
  Federal                    $ 19,000                 $     --
  State                        38,500                       --
                               57,500                       --
Deferred
  Federal                     242,000                       --
  State                        50,000                       --
                              292,000                       --
Total                        $349,500                  $    --

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of September 30, 1997 and December 31, 1996 are as follows:

                                            September 30,     December 31,
                                               1997               1996
Deferred tax assets
  Depletion, mineral rights
    and deferred development and
    exploration costs                     $   324,000        $  325,000
  Accrued workers' compensation costs          44,000            62,000
  Accrued vacation and bonus                   68,000            11,000
  Property and equipment,
    principally due to differences
    in depreciation and valuation
    write-downs                               314,000           340,000
  Contingent salary payments
    recorded as goodwill for
    tax purposes                               10,000                --
  Net operating loss carryforwards          2,518,000         2,881,000
  Investment tax credit carryforwards         208,000           264,000
  Alternative minimum tax credit
    carryforwards                             275,000           256,000
                                            3,761,000         4,139,000
Valuation allowance                        (3,193,000)       (3,279,000)
   Total net deferred tax assets              568,000           860,000
Deferred tax liabilities                           --                --
Net deferred tax assets                   $   568,000        $  860,000

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company decreased the valuation allowance for net deferred tax assets by $86,000 for the nine months ended September 30, 1997 and increased the valuation allowance $108,000 for the quarter ended September 30, 1997.

At September 30, 1997, the Company had tax net operating loss carryforwards of approximately $6,600,000 available to offset future regular taxable income, which if unused, will expire from 2000 through 2011.

Additionally, the Company at September 30, 1997 had investment tax credit carryforwards of approximately $208,000 available to reduce future Federal income taxes, which if unused, will expire from 1998 through 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $275,000 which are available to reduce future Federal income taxes over an indefinite period.

Note 3 - Inventories

Inventories are summarized as follows:

                                         September 30,      December 31,
                                             1997               1996
Materials and supplies                   $  107,564         $  106,672
Industrial mineral products                  42,475             62,983
Ores in process                              74,171             58,394
Total inventories                        $  224,210         $  228,049

Note 4 - Earnings (Loss) Per Share of Common Stock

Earnings (loss) per common share, after deducting dividend requirements on the Company's Series A Stock of $17,819 in each of the nine month periods ended September 30, 1997 and 1996, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury stock for each of the periods ended September 30, 1997 and 1996. The inclusion of Common Stock issuable upon conversion of Series A Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations - Nine Months Ended September 30, 1997
Compared to Nine Month Ended September 30, 1996.

Net Income (Loss)

The Company had pretax earnings of $857,662 and net income of $508,162 for the nine months ended September 30, 1997, compared to a net loss of $394,640 for the nine months ended September 30, 1996. Net income for the nine months ended September 30, 1997 includes an income tax expense of $349,500, substantially all of which is not payable due to net operating loss carryforwards.

Revenues

Total revenues for the nine months ended September 30, 1997 were $11,513,965, compared to $10,222,477 in the like 1996 period.
The increase in revenues was primarily attributable to a higher level of activity in electrical construction operations.

Electrical construction revenue increased by 11% in the nine months ended September 30, 1997 to $9,734,891 from $8,745,285 for the nine months ended September 30, 1996. The increase in electrical construction revenues was primarily due to a higher level of activity.

Revenue from mining operations for the nine months ended
September 30, 1997 increased by 21% to $1,425,223 from $1,174,214
for the nine months ended September 30, 1996.   The increase in
revenue from mining for 1997 was primarily a result of new off-site construction contracts utilizing existing mining personnel and equipment.

Operating Results

Electrical construction operations had operating profit of $1,460,972 during the nine months ended September 30, 1997, compared to an operating profit of $253,791 for the nine months ended September 30, 1996. The increase in operating results was due to a higher level of construction activity and generally improved profit margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At September 30, 1997, the approximate value of uncompleted contracts was $3,800,000, compared to $4,000,000 at February 14, 1997 and $800,000 at September 30, 1996.

During the nine months ended September 30, 1997, operating loss from mining operations was $7,636, compared to an operating loss of $120,764 during the nine months ended September 30, 1996. Operating profit(loss) includes royalty income and depreciation expense. The improvement in operating results from mining operations during the nine months ended September 30, 1997 was primarily a result of new construction contracts. Royalty income for the nine months ended September 30, 1997 was $10,000 as compared to no royalty income for the like period in 1996.
During 1995, the lessee suspended mining operations at Harlan Fuel Company. The original royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement will be extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Such annual minimum royalties will be recognized when realization of the income is assured. The Company is continuing to amortize the royalty interest on a straight line basis over the period ending January 2002.

The St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 11,863 tons of natural zeolite during the nine months ended September 30, 1997, compared to 11,014 tons during the nine months ended September 30, 1996.

In the nine months ended September 30, 1997, St. Cloud sold 1,470 tons of construction aggregate, compared to 2,026 tons sold during the nine months ended September 30, 1996.

Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

During the nine months ended September 30, 1997, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"), sold 19,848 tons of construction aggregate material, compared to 13,685 tons sold during the nine months
ended September 30, 1996.   During the nine months ended
September 30, 1996, Lordsburg sold 15,190 tons of barren siliceous flux to copper smelters. Lordsburg did not sell any barren siliceous flux during the nine months ended September 30, 1997.

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

Costs and Expenses

Total costs and expenses and the components thereof remained relatively constant during the nine months ended September 30, 1997 as compared to the like period in 1996.

Electrical construction costs were $7,820,628 and $8,047,964 for the nine months ended September 30, 1997 and September 30, 1996, respectively.

Depreciation and amortization was $746,781 in the nine months ended September 30, 1997, compared to $705,038 in the nine months ended September 30, 1996.

General corporate expenses of the Company were $939,525 in the nine months ended September 30, 1997, compared to $830,645 in the nine months ended September 30, 1996.

Results of Operations - Three Months Ended September 30, 1997
Compared to Three Months Ended September 30, 1996

Net Income(Loss)

The Company had pretax earnings of $202,143 and net income of $115,643 for the three months ended September 30, 1997, compared to a pretax earnings and net income of $323,622 for the three months ended September 30, 1996. Net income for the three months ended September 30, 1997 includes an income tax expense of $86,500.

Revenues

Total revenues for the three months ended September 30, 1997 were $4,010,776, compared to $4,248,413 in the like 1996 period. The decrease in revenues was primarily attributable to electrical construction operations.

Electrical construction revenue decreased by 7% in the three months ended September 30, 1997 to $3,442,203 from $3,695,739 for the three months ended September 30, 1996. The decrease in electrical construction revenues was primarily due to decreased level of construction activity.

Revenue from mining operations for the three months ended
September 30, 1997 decreased by 10% to $395,286 from $437,882 for
the third quarter of 1996.   The decrease in revenue from mining
for 1997 was primarily a result of the lack of barren siliceous flux sales from Lordsburg.

Operating Results

Electrical construction operations had operating profit of $369,096 during the three months ended September 30, 1997, compared to $476,775 for the three months ended September 30, 1996. The decrease in operating results was due to a lower level of activity and lower profit margins.

During the three months ended September 30, 1997, mining operations had an operating loss of $40,186, compared to an operating loss of $29,465 during the three months ended September
30, 1996. Operating profit(loss) includes royalty income and depreciation expense.

St. Cloud sold 3,922 tons of natural zeolite during the three months ended September 30, 1997, compared to 3,815 tons during the three months ended September 30, 1996.

During the three months ended September 30, 1997, Lordsburg sold 3,879 tons of construction aggregate material, compared to 3,426 tons sold during the three months ended September 30, 1996. During the three months ended September 30, 1996, Lordsburg sold 8,095 tons of barren siliceous flux to copper smelters. Lordsburg did not sell any barren siliceous flux during the three months ended September 30, 1997.

Costs and Expenses

Electrical construction costs were $2,911,685 and $3,062,825 for the three months ended September 30, 1997 and September 30, 1996, respectively. The decrease during the 1997 period resulted from the lower level of activity.

Depreciation and amortization was $265,251 in the three months ended September 30, 1997, compared to $242,329 in the three months ended September 30, 1996.

General corporate expenses of the Company were $295,054 in the three months ended September 30, 1997, compared to $238,480 in the three months ended September 30, 1996.

               Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 1997 were $4,660,038 compared to $4,610,198 as of December 31, 1996.
Working capital at September 30, 1997 was $6,641,460 compared to $5,933,947 at December 31, 1996. The Company's ratio of current assets to current liabilities was 6.3 to 1 at September 30, 1997, compared to 6.8 to 1 at December 31, 1996.

The Company paid cash dividends on its Series A Preferred Stock in the amount of $17,819 in each of the nine month periods ended September 30, 1997 and 1996. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1998, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the nine months ended September 30, 1997 and 1996. However, beginning in 1996 $100,000 of this line of credit has been reserved for a standby letter of credit.

The Company's capital expenditures for the nine months ended September 30, 1997 were $968,636, compared to $648,655 for the nine months ended September 30, 1996. The increase was attributable to a higher level of capital expenditures in the electrical construction segment. The capital expenditures for 1996 include the acquisition of the fixed assets of Fiber Optic Services for $173,138.

                       PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

          None.

(b)       Reports on Form 8-K

          No Current Report on Form 8-K was filed during the quarter ended September 30, 1997.


                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE GOLDFIELD CORPORATION
                                            (Registrant)




Date:   November 12, 1997                /s/ Stephen R. Wherry
                                      (Stephen R.  Wherry, C.P.A.)
                                       Vice President, Treasurer
                                      and Chief Financial Officer