Form 10-K
period 1997-12-31
GOLDFIELD CORP
filed 1998-03-26
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                Form 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997
                                   OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period ________ to ________
                     Commission File Number:  1-7525

                        The Goldfield Corporation
          (Exact Name of Registrant as Specified in its Charter)
                 Delaware                                 88-0031580
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                 Identification Number)

           100 Rialto Place, Suite 500
               Melbourne, Florida                          32901
     (Address of principal executive offices)            (Zip Code)
                              (407) 724-1700
          (Registrant's telephone number, including area code)
       Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
        Title of each class                          which registered
           Common Stock,                       American Stock Exchange, Inc.
     Par Value $.10 per share

          Securities registered pursuant to Section 12(g) of the Act:
                                   None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X     No ___
    Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
  in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

    On March 6, 1998, the aggregate market value (based upon the closing price of the American Stock Exchange, Inc.) of the common stock held by nonaffiliates was approximately $8.3 million.

    As of March 6, 1998, 26,854,748 shares of the Registrant's common stock were outstanding.

                     Documents Incorporated by Reference
                    Document                           Where Incorporated
     Proxy Statement for 1998 Annual Meeting                 Part III


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

                           Electrical Construction

     The Company, through its subsidiary, Southeast Power Corporation, a Florida corporation ("Southeast Power"), is engaged in the construction and maintenance of electrical facilities for utilities and industrial customers in the southeastern United States. As a result of an acquisition effected January 1, 1996, electrical construction operations now include, through the Company's subsidiary Fiber Optic Services, Inc., a Florida corporation, ("Fiber Optic Services"), the construction of fiber optic communication systems throughout the United States.

     The Company's construction business through Southeast Power includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects. Fiber Optic Services provides various construction services, including installation of aerial and underground cable systems, conduit systems and the splicing, testing and documentation of optical fibers. Fiber Optic Services performs these services primarily for power utilities and telecommunications companies pursuant to fixed and unit price contracts.

     It is the Company's policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer's satisfaction and schedule. As a result of this policy and the magnitude of some of the construction projects undertaken by the Company, a substantial portion of the Company's annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 14 of notes to consolidated financial statements.

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

     The magnitude and duration of projects undertaken by the Company vary, which may result in substantial fluctuations in its backlog from time to time. At March 1, 1998, the approximate value of uncompleted contracts was $1,500,000, compared to $4,000,000 at February 14, 1997 and $3,480,000 at February 14, 1996.

     As of March 6, 1998, electrical construction had a staff of 16 salaried employees, including executive officers, division managers, superintendents, project managers and administrative personnel. In addition, at such date, electrical construction had 97 hourly-rated employees, none of whom are affiliated with any trade or labor organization. The number of hourly-rated employees fluctuates depending upon the number and size of projects under construction at any particular time. The Company believes that the experience and continuity of its staff employees has been an important factor in its success. Management of the Company believes its relations with both its salaried and hourly rated employees are good.

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

     The administrative and maintenance facility of Fiber Optic Services is located in Largo, Florida, where the Company leases approximately 10,100 square feet of space at an average annual rental rate of $48,000. This lease, which expires in March 2001, may be renewed for two additional two year terms.

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

     The Company's mining operations are subject to the jurisdiction of federal and state governmental authorities which have responsibility for environmental matters such as air and water quality, the promotion of occupational safety and mine reclamation. The Company has in the past reclaimed mining areas, tailing impoundments and other associated disturbances and expects to continue to do so in the future. Costs of such reclamation are charged against earnings as incurred. Future costs or capital expenditures relating to the protection of the environment are not expected to have a material adverse effect on the Company's earnings. The Company believes that compliance with mine reclamation laws will not adversely affect the competitive position of its operations since competitors in the mining industry are subject to the same laws. The Company holds federal and state environmental permits and licenses required for the operation of its mining activities.

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

     The clinoptilolite mineral occurs in flat lying beds and is extracted by conventional open pit mining methods. At the St. Cloud mill, the clinoptilolite minerals are crushed, dried, and sized without beneficiation and shipped in bulk, packaged or modified to customer's specifications. Most deliveries are by contract motor carriers to manufacturers, brokers, or independent sales agents who incorporate zeolites into consumer products or for specific industrial uses.

     The zeolite products were originally sold beginning in 1990 as animal feed supplements. Zeolite markets now include cat litter, industrial fillers and absorbents, air and water filtration media, environmental products and soil conditioners. The zeolite product is also used in other applications where ammonia control or specific cation exchange capacity is required.

     In 1997, St. Cloud sold 15,013 tons of natural zeolite, compared to 14,456 tons and 20,775 tons in 1996 and 1995, respectively. St. Cloud has made several modifications to its zeolite operation including the addition of cation exchange capacity for added value products, drying, warehousing, bagging, blending and additional classification capabilities to expand markets for the products.

     At March 6, 1998, St. Cloud had a total of 20 full-time employees, none of whom are affiliated with trade or labor organizations.

     St. Cloud - Base and Precious Metals Mining

     Since 1968, the Company has been involved in the exploration, mining and milling of silver, copper and gold ores at the St. Cloud property. Production commenced at St. Cloud in 1981. However, surface and underground mining was halted during the third quarter of 1991 and the first quarter of 1992, respectively, due to declining metal prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver. Significant portions of the Company's investment in St. Cloud's silver mines, processing facilities and equipment were written-down at the end of 1993.

     St. Cloud's principal metal mining properties are located within the Gila National Forest in the Chloride Mining District in New Mexico and encompass approximately 250 acres in two main claim blocks.

     Several veins are known to exist in the Chloride Mining District and may have exploration potential. The Company's two main deposits, the St. Cloud and U. S. Treasury mines, have been partially mined and explored at depths up to 1,000 feet from declined ramps utilizing rubber-tired equipment. St. Cloud currently estimates their indicated reserves to be approximately 349,500 tons averaging 0.70% copper, 5.95 ounces silver per ton and 0.031 ounces gold per ton. Based on current metal prices, the Company believes that the above-estimated reserves are not, at present, economically recoverable.

     During 1994, the Company implemented a plan to refocus mining operations on the production of industrial minerals. As a result, mineralized siliceous converter flux sales at St. Cloud were virtually discontinued. Subsequent to the first quarter of 1992, the only base and precious metal mining activity at St. Cloud was the sale of stockpiled ore of mineralized siliceous converter flux. No significant amount of stockpiled ore remains at St. Cloud. There were no such sales in 1997, 1996 and 1995.

     As part of the industrial mineral operations, as well as the Company's construction aggregate operations described below, the Company provides off-site construction services utilizing existing mining personnel and equipment. Recent projects included an endangered species habitat restoration and a municipal landfill closure.

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

     During 1993, a large number of unpatented claims were dropped due to increased holding costs imposed by the Federal government. Most of the important mining and exploration potential is on patented property and was retained. Indicated reserves are estimated to be 103,800 tons averaging 0.53% copper, 1.0 ounces silver per ton and
     0.097 ounces gold per ton. Based on current metal prices and operating costs, the above estimated reserves are not, at present, economically recoverable.

     Production from underground mining, which was suspended in February 1994, had previously been intermittent due to low ore grade and inconsistent smelter demand. The ore produced from the mine was used by nearby copper smelters as precious metal bearing siliceous flux. Future demand for underground ores cannot be determined at this time.

     Although the Company has continued production of construction aggregates at Lordsburg, a final decision with respect to the future operations at Lordsburg has not been reached.

     Lordsburg sold 24,553 tons of construction aggregate material in 1997, compared to 14,070 tons and 17,347 tons in 1996 and 1995, respectively. Lordsburg sold 17,190 tons of barren, siliceous flux to copper smelters in 1996, compared to 20,993 tons in 1995. There were no barren, siliceous flux sales in 1997.

     At March 6, 1998, Lordsburg had a total of 2 full-time employees in New Mexico, none of whom are affiliated with trade or labor organizations.

     San Pedro

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company, was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through January 2000. Effective December 23, 1997, the terms of the note and mortgage were modified to defer principal payments until November 1998. The current principal balance of the note is $355,000. The modified note bears interest at the rate of prime plus 1% (9.5% at December 31, 1997) and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets, and a pledge of all of the outstanding capital stock, of San Pedro. The Company has classified this note receivable as noncurrent as of December 31, 1997 and 1996.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214, of which $66,313, $24,360 and $48,720 were recognized as revenue during 1997, 1996 and 1995, respectively. The installment method recognizes proportionate amounts of the gain associated with the transaction as payments are received.

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

     During 1997, the Company earned $10,000 from the Harlan coal royalty, compared to $20,000 in 1996 and $183,308 in 1995. During 1995, the lessee suspended mining operations at Harlan Fuel Company. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. Such annual minimum royalties will be recognized when realization of the income is assured. On January 9, 1998, the Company declared a default in the agreement dated February 14, 1997 and the royalty agreement dated February 19, 1982 for failure to make required monthly payments. The Company may bring court action to enforce its rights under the agreement. The Company is continuing to amortize the royalty interest on a straight-line basis over the period ending January 2002.

     Item 2.  Properties.

     For information with respect to the principal properties and equipment utilized in the Company's mining and electrical construction operations, see "Item 1. Business."

     The Company's principal office is located in Melbourne, Florida, where the Company leases 4,313 square feet of space at an annual rental rate of $62,240. The lease, which expires in January 2001, may be renewed for one additional three year term.

     Item 3.  Legal Proceedings.

     There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

     Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                  PART II

     Item 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters.

     The Common Stock of the Company is traded on the American Stock Exchange, Inc. under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 1997 and 1996.

                              1997             1996
                          High     Low     High    Low
     First Quarter         3/8     1/4     7/16    1/4
     Second Quarter        3/8     1/4     3/8     1/4
     Third Quarter         7/16    1/4     3/8     1/4
     Fourth Quarter        1/2     5/16    5/16    1/4

     As of March 6, 1998, the Company had approximately 19,275 holders of record.

     No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Item 6.  Selected Financial Data.

     The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1997.

                                        Years Ended December 31,
                               1997      1996      1995      1994      1993
                                  (in thousands except per share amounts)
     Statements of Operations
       Total revenues         $15,974   $13,544   $13,328   $13,394   $12,826
       Net income (loss)          414      (338)     (678)   (1,101)   (2,554)*
       Earnings (loss)
         per share of
         common stock            0.01     (0.01)    (0.03)    (0.04)    (0.10)
     Balance Sheets
       Total assets            13,967    13,652    13,847    14,458    16,402
       Working capital          6,371     5,934     6,241     7,511     8,362
       Stockholders'
         equity                12,834    12,443    12,805    13,506    14,631

     (*) 1993 results include a charge of $2,668,559 from the write-down of certain mining assets partially offset by a credit of $917,500 representing the cumulative effect from the adoption of SFAS 109, "Accounting For Income Taxes".

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

     Net Income (Loss)
     The Company had pretax earnings of $754,702 and net income of $413,971 for the year ended December 31, 1997, compared to net losses of $337,838 and $677,558 for the years ended December 31, 1996 and 1995, respectively.

     Revenues
     Total revenues in 1997 were $15,974,357, compared to $13,544,392 and $13,328,184 in 1996 and 1995, respectively. The increase in revenues was primarily attributable to a higher level of activity in electrical construction operations.

     Electrical construction revenue increased by 18% in 1997 to $13,742,723 from $11,628,898 for 1996. In 1995, electrical construction revenue was $10,676,254. The increase in electrical construction revenues for 1997 was primarily due to a higher level of both power line and fiber optic construction activity. The increase in electrical construction revenue for 1996 was primarily due to revenue of $788,690, net of intercompany eliminations, from the newly acquired subsidiary, Fiber Optic Services. For 1997, Fiber Optic Services contributed revenue of $1,114,954.

     Revenue from mining operations increased by 20% to $1,814,583 for the year ended 1997 from $1,506,797 for the year ended 1996. The increase in revenue from mining for 1997 was primarily a result of new off-site construction contracts utilizing existing mining personnel and equipment. In 1995, revenue from mining operations was $1,907,684.

     Operating Results
     Electrical construction operations had operating profit of $1,715,608 during 1997, compared to an operating profit of $578,265 in 1996 and an operating loss of $223,154 in 1995. The increase in operating results was due to a higher level of construction activity and generally improved profit margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At March 1, 1998, the approximate value of uncompleted contracts was $1,500,000, compared to $4,000,000 at February 14, 1997.

     The operating loss from mining operations was $82,003, compared to an operating loss of $179,542 in 1996 and an operating profit of $72,150 in 1995. The improvement in operating results from mining operations in 1997 was primarily a result of new off-site construction contracts utilizing existing mining personnel and equipment. Operating profit (loss) includes royalty income and depreciation expense. Royalty income in 1997 was $10,000 as compared to $20,000 in 1996 and $183,308 in 1995. During 1995, the
     lessee suspended mining operations at Harlan Fuel Company. The original royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. Such annual minimum royalties will be recognized when realization of the income is assured. The Company is continuing to amortize the royalty interest on a straight-line basis over the period ending January 2002.

     Other Income
     Other income for 1997 was $407,051 as compared to $388,697 and $560,938 during 1996 and 1995, respectively. The increase in 1997 from 1996 was primarily attributable to an increase in interest income.

     Costs and Expenses
     Total costs and expenses and the components thereof increased approximately 10% as compared to the like period in 1996 as a result of increased construction activity.

     Electrical construction costs were $11,361,069 and $10,482,506 in 1997 and 1996, respectively, as compared to $10,358,367 in 1995.

     Depreciation and amortization was $1,058,403 in 1997 compared to $916,726 and $902,524 in 1996 and 1995, respectively.

     General corporate expenses of the Company increased to $1,285,954 in 1997 from $1,125,348 in 1996. General corporate expenses were $1,025,492 in 1995.


                       Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1997 were $4,397,281 as compared to $4,610,198 as of December 31, 1996. Working capital at December 31, 1997 was $6,371,043, compared to $5,933,947 at December 31, 1996. The Company's ratio of current assets to current liabilities was 7.3 to 1 at December 31, 1997, compared to 6.8 to 1 at December 31, 1996.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $23,758 in each of the years ended December 31, 1997, 1996 and 1995. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1998, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during 1997, 1996 and 1995. However, beginning in 1996 $100,000 of this line of credit was reserved for a standby letter of credit.

     The Company's capital expenditures in 1997 increased to $1,450,914 from $736,406 in 1996. This increase was primarily due to a higher level of equipment purchases in the electrical construction operations. The capital expenditures for 1996 included the acquisition of the fixed assets of Fiber Optic Services for $173,138 as described in note 13 of notes to consolidated financial statements. Capital expenditures in 1998 are expected to be approximately $1,300,000, which the Company expects to finance through existing credit facilities or cash reserves.

     Year 2000 Issue

     The year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they are written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This year 2000 issue is believed to affect virtually all companies and organizations. However, the Company believes that all of its existing material computer systems and software are year 2000 compliant. Therefore, the financial impact to the Company to ensure year 2000 compliance has not been, and is not anticipated to be, material to its business, financial condition or results of operations. The Company is seeking to determine the effect, if any, of the year 2000 issue on its vendors or suppliers as they may affect the Company.

     Item 8.  Financial Statements and Supplementary Data.


                         Independent Auditors' Report


     The Shareholders and Board of Directors
     The Goldfield Corporation:

     We have audited the consolidated financial statements of The
     Goldfield Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


     /s/
     KPMG Peat Marwick LLP

     Orlando, Florida
     February 20, 1998



                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      1997             1996
ASSETS
Current assets
  Cash and cash equivalents                      $ 4,397,281      $ 4,610,198
  Accounts receivable and accrued billings         1,829,644        1,420,270
  Current portion of notes receivable (Note 2)        78,946           39,771
  Inventories (Note 3)                               218,502          228,049
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 4)       791,360          600,302
  Prepaid expenses and other current assets           74,368           63,794
    Total current assets                           7,390,101        6,962,384
Property, buildings and equipment, net (Note 5)    4,510,158        4,187,288
Notes receivable, less current portion (Note 2)      672,576          875,100
Deferred charges and other assets
  Deferred income taxes (Note 6)                     548,000          860,000
  Repurchased royalty at cost, net of accumulated
    amortization of $210,793 in 1997 and
    $184,718 in 1996                                 108,657          134,732
  Cash surrender value of life insurance (Note 7)    737,050          632,739
    Total deferred charges and other assets        1,393,707        1,627,471
Total assets                                     $13,966,542      $13,652,243
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities
    (Note 8)                                     $   917,279      $   954,366
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 4)        73,048           74,071
  Income taxes payable (Note 6)                       28,731               --
    Total current liabilities                      1,019,058        1,028,437

Deferred gain on installment sales                   113,865          180,400
Total liabilities                                  1,132,923        1,208,837
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock
    (Note 9)                                         339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares (Notes 9 and 10)             2,687,211        2,687,211
  Capital surplus                                 18,369,860       18,369,860
  Accumulated deficit                             (8,544,139)      (8,934,352)
    Total                                         12,852,339       12,462,126
  Less common stock in treasury, 17,358 shares,
    at cost                                           18,720           18,720
    Total stockholders' equity                    12,833,619       12,443,406
Total liabilities and stockholders' equity       $13,966,542      $13,652,243

See accompanying notes to consolidated financial statements




                           THE GOLDFIELD CORPORATION
                              and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                      1997            1996             1995
Revenue
  Electrical construction        $13,742,723     $11,628,898      $10,676,254
  Mining                           1,814,583       1,506,797        1,907,684
  Royalty income                      10,000          20,000          183,308
  Other income, net (Note 11)        407,051         388,697          560,938
    Total revenue                 15,974,357      13,544,392       13,328,184

Costs and expenses
  Electrical construction         11,361,069      10,482,506       10,358,367
  Mining                           1,565,801       1,388,150        1,712,404
  Depreciation and amortization    1,058,403         916,726          902,524
  General and administrative       1,234,382       1,094,848          970,447
    Total costs and expenses      15,219,655      13,882,230       13,943,742

Income (loss) from operations
  before income taxes                754,702        (337,838)        (615,558)

Income taxes (Note 6)                340,731              --           62,000

Net income (loss)                    413,971        (337,838)        (677,558)

Preferred stock dividends             23,758          23,758           23,758

Income (loss) available to
  common stockholders            $   390,213     $  (361,596)     $  (701,316)

Basic earnings (loss) per share
  of common stock (Note 10)      $      0.01     $     (0.01)     $     (0.03)

Weighted average number of
  common shares outstanding       26,854,748      26,854,748       26,854,748

See accompanying notes to consolidated financial statements




                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                            1997          1996          1995
Cash flows from operating activities
   Net income (loss)                   $  413,971    $ (337,838)   $ (677,558)
Adjustments to reconcile net income
  (loss) to net cash provided from
  (used by) operating activities
  Depreciation and amortization         1,058,403       916,726       902,524
  Deferred income taxes                   312,000            --        62,000
  Deferred gain on installment sales      (66,535)      (24,360)      (48,720)
  Gain on sale of property and
    equipment                             (14,499)      (32,288)      (88,640)
  Cash provided by (used for)
    changes in
     Accounts receivable and accrued
       billings                          (409,374)      117,769       (53,579)
     Notes receivable granted                  --       (42,600)           --
     Inventories                            9,547       (62,441)       51,100
     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts             (191,058)       38,884      (390,866)
     Prepaid expenses and other
       current assets                     (10,574)       98,676        97,400
     Cash surrender value of life
       insurance                         (104,311)     (117,240)     (115,988)
     Accounts payable and accrued
       liabilities                        (37,087)      134,519       211,788
     Billings in excess of costs
       and estimated
       earnings on uncompleted contracts   (1,023)       38,920       (72,898)
     Income taxes payable                  28,731            --            --
     Deferred income from notes granted        --        18,000            --
         Net cash provided from (used by)
           operating activities           988,191       746,727      (123,437)

Cash flows from investing activities
   Proceeds from the disposal of
     property and equipment               110,215        46,658       100,070
   Loans granted                         (139,969)      (71,278)     (352,863)
   Collections from notes receivable      303,318       200,445       232,387
   Purchases of property and equipment (1,450,914)     (563,268)   (1,260,127)
   Payments made to acquire fixed
     assets of Fiber Optic Services            --      (173,138)           --
         Net cash used by investing
           activities                  (1,177,350)     (560,581)   (1,280,533)

Cash flows from financing activities
  Payments of preferred stock
    dividends                             (23,758)      (23,758)      (23,758)

Net increase (decrease) in cash and
  cash equivalents                       (212,917)      162,388    (1,427,728)
Cash and cash equivalents at
  beginning of period                   4,610,198     4,447,810     5,875,538
Cash and cash equivalents at
  end of period                        $4,397,281    $4,610,198    $4,447,810

See accompanying notes to consolidated financial statements




                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Years Ended December 31,
                                         1997          1996           1995
STOCKHOLDERS' EQUITY
ACCUMULATED       Beginning balance  $(8,934,352)  $(8,572,756)   $(7,871,440)
DEFICIT           Net income (loss)      413,971      (337,838)      (677,558)
                  Cash dividends
                   Series A Stock
                   (per share:  7%)      (23,758)      (23,758)       (23,758)
                  Ending balance      (8,544,139)   (8,934,352)    (8,572,756)

PREFERRED         Beginning and
STOCK SERIES A     ending balance        339,407       339,407        339,407

COMMON STOCK      Beginning and
                   ending balance      2,687,211     2,687,211      2,687,211

CAPITAL           Beginning and
SURPLUS            ending balance     18,369,860    18,369,860     18,369,860

TREASURY STOCK    Beginning and
                   ending balance        (18,720)      (18,720)       (18,720)

                  Total consolidated
                   stockholders'
                   equity            $12,833,619   $12,443,406    $12,805,002



SHARES OF CAPITAL STOCK ISSUED
PREFERRED         Beginning and
STOCK SERIES A     ending balance        339,407       339,407        339,407

COMMON STOCK      Beginning and
                   ending balance     26,872,106    26,872,106     26,872,106

TREASURY STOCK    Beginning and
                   ending balance         17,358        17,358         17,358

See accompanying notes to consolidated financial statements




                           THE GOLDFIELD CORPORATION
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


     Note 1 - Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation - The accompanying consolidated financial statements include the accounts of The Goldfield Corporation ("Parent") and its subsidiaries (collectively, "the Company"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated.

     Nature of Operations - The Company's principal lines of business are electrical construction and the mining of industrial minerals as well as base and precious metals. The principal market for the Company's electrical construction operation is electric utilities in the southeastern United States. The principal market for the Company's mining operations is purchasers of zeolite products throughout the United States.

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

     Property, Buildings, Equipment and Depreciation - Property, buildings and equipment are stated at cost. The Company provides depreciation for financial reporting purposes over the estimated useful lives of fixed assets using the straight-line and units-of-production methods.

     Repurchased Royalty - The original royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. Such annual minimum royalties will be recognized when realization of the income is assured. On January 9, 1998, the Company declared a default in the agreement dated February 14, 1997 and the royalty agreement dated February 19, 1982 for failure to make required monthly payments. The Company may bring court action to enforce its rights under the agreement. The Company is continuing to amortize the royalty interest on a straight-line basis over the period ending January 2002.

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

     Financial Instruments Fair Value, Concentration of Business and Credit Risks - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. It is not considered practical to estimate the fair value of the $355,000 note receivable relating to the sale of The San Pedro Mining Corporation (see Note 2). The fair value of the $212,500 note receivable, which provides for an interest rate of 18% and is collateralized by land located in Brevard County, Florida, is considered to be its carrying value due to the lack of a ready market for such loans. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accrued billings and retainage in the amount of $1,419,403 at December 31, 1997 due from electrical utilities pursuant to contract terms. The Company considers these electrical utility customers to be creditworthy. In January 1996, the Company lost its largest zeolite customer, which represented 38% of mining revenue in 1995. The Company is continually seeking other customers to replace this business.

     Note 2 - Sale of Mining Subsidiary

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro"), a then wholly-owned subsidiary of the Company, was sold for $1,220,000 of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 through January 2000. Effective December 23, 1997, the terms of the note and mortgage were modified to defer principal payments until November 1998. The current principal balance of the note is $355,000. The modified note bears interest at the rate of prime plus 1% (9.5% at December 31, 1997) and is secured by a first real estate mortgage and personal property security agreement upon substantially all of the assets of and a pledge of all of the outstanding capital stock of San Pedro. The Company has classified this note receivable as noncurrent as of December 31, 1997 and 1996.

     Since the purchaser's initial investment in the property amounted to less than 20% of the sale price, the installment method of profit recognition was used resulting in a deferred gain of $330,214. In the years ended December 31, 1997, 1996 and 1995, $66,313, $24,360 and $48,720 respectively, of such deferred gain was recognized as revenue. The installment method recognizes proportionate amounts of the gain associated with the transaction as payments are received.

     The primary assets of San Pedro were represented by mining properties with a net book value of $889,786 at the date of sale.

     Note 3   Inventories

     Inventories at December 31 consisted of:

                                       1997           1996
     Materials and supplies          $110,399       $106,672
     Industrial mineral products       45,169         62,983
     Ores in process                   62,934         58,394
     Total inventories               $218,502       $228,049

     Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

     Long-term fixed price construction contracts in progress accounted for on the percentage-of-completion method at December 31 consisted of:

                                                    1997            1996
     Costs incurred on uncompleted contracts     $5,269,002      $3,788,038
     Estimated earnings                             828,429         790,319
                                                  6,097,431       4,578,357
     Less billings to date                        5,379,119       4,052,126
                                                 $  718,312      $  526,231
     Included in the balance sheets under
       the following captions
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts                   $791,360        $600,302
         Billings in excess of costs
           and estimated earnings
           on uncompleted contracts                 (73,048)        (74,071)
     Total                                         $718,312        $526,231

     The amounts billed but not paid by customers pursuant to retention provisions of long-term construction contracts were $346,283 and $282,850 at December 31, 1997 and 1996, respectively. Such retainage is expected to be collected within the next twelve months.

     Note 5   Property, Buildings and Equipment

     Balances of major classes of properties at December 31 consisted of:

                                           1997             1996
     Land, mines and mining claims     $ 5,255,047      $ 5,255,047
     Buildings and improvements          1,728,278        1,729,313
     Machinery and equipment            14,966,807       14,296,694
     Construction in progress               23,935           34,109
        Total                           21,974,067       21,315,163
     Less accumulated depreciation,
        depletion and amortization      17,463,909       17,127,875
     Net properties                    $ 4,510,158      $ 4,187,288

     As a matter of policy, management of the Company reviews the net carrying value of all mining facilities on a periodic basis. As a result of such review, no write-down was considered necessary during any of the years in the three-year period ended December 31, 1997.

     Note 6 - Income Taxes
     The income tax provision for the years ended December 31 consisted of:

                         1997          1996         1995
     Current
       Federal        $  5,000      $    --       $    --
       State            23,731           --            --
                        28,731           --            --
     Deferred
       Federal         261,000           --        52,000
       State            51,000           --        10,000
                       312,000           --        62,000
     Total            $340,731      $    --       $62,000

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31 consisted of:

                                                     1997              1996
     Deferred tax assets
       Depletion, mineral rights and deferred
         development and exploration costs        $  324,000       $  325,000
       Accrued workers' compensation costs            28,000           62,000
       Accrued vacation and bonus                     14,000           11,000
       Property and equipment, principally
         due to differences in depreciation
         and valuation write-downs                   358,000          398,000
       Contingent salary payments recorded
         as goodwill for tax purposes                  7,000               --
       Net operating loss carryforwards            2,644,000        2,881,000
       Investment tax credit carryforwards           209,000          264,000
       Alternative minimum tax credit
         carryforwards                               262,000          256,000
                                                   3,846,000        4,197,000
     Valuation allowance                          (3,298,000)      (3,337,000)
        Total net deferred tax assets                548,000          860,000
     Deferred tax liabilities                             --               --
     Net deferred tax assets                      $  548,000       $  860,000

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company decreased the valuation allowance for net deferred tax assets by $39,000 for the year ended December 31, 1997.

     At December 31, 1997, the Company had tax net operating loss carryforwards of approximately $6,900,000 available to offset future regular taxable income, which if unused, will expire from 2000 through 2011.

     Additionally, the Company at December 31, 1997 had investment tax credit carryforwards of approximately $209,000 available to reduce future Federal income taxes, which if unused, will expire in 1998 and 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $262,000 which are available to reduce future Federal income taxes over an indefinite period.

     The differences between the Company's effective income tax rate and the Federal statutory rate for the years ended December 31 are reconciled below:

                                              1997         1996        1995
     Federal statutory rate (benefit)         34.0%       (34.0)%     (34.0)%
     State income tax                          6.5         (3.6)        2.0
     Other non-deductible expenses             2.5          6.4         3.0
     Expiration of investment tax credits      7.4           --         6.0
     Valuation allowance                      (5.2)        31.2        33.1
     Total                                    45.2%          -- %      10.1 %

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

     Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company's contributions to the plan are discretionary and amounted to approximately $96,000, $79,000 and $74,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Note 8   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities at December 31 consisted of:

                                       1997         1996
     Accounts payable                $430,176     $361,841
     Bonuses                          199,382      122,355
     Payroll and related
       expenses                       130,970      102,101
     Worker's compensation
       insurance reserve               73,302      161,519
     Insurance                         29,735      162,801
     Other                             53,714       43,749
     Total                           $917,279     $954,366

     During 1990, the Company adopted a self-insured plan for worker's compensation claims subject to certain limits. In July 1993, the Company changed its method of insuring workers' compensation claims to a plan that is not self-insured. As of December 31, 1997 and 1996, the estimated liability for workers' compensation for the outstanding claims under the previous self-insured plan was $73,302 and $161,519, respectively. Such liability is included in accounts payable and accrued liabilities in the accompanying balance sheets.

     Note 9 - Preferred and Common Stock

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

     At December 31, 1997, 26,872,106 shares of Common Stock were issued and 388,597 shares of Common Stock were reserved for possible conversion of the Series A Stock.

     Note 10   Basic Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per common share, after deducting dividend requirements on the Company's Series A Stock of $23,758 in each of the years ended December 31, 1997, 1996 and 1995, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the years ended December 31, 1997, 1996 and 1995. The inclusion of Common Stock issuable upon conversion of Series A Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.

     Note 11 - Other Income, Net

     Other income, net for the years ended December 31 consisted of:

                                       1997          1996           1995
     Interest income                 $300,241      $283,538       $404,646
     Recognized gain on sale of
     subsidiary (Note 2)               66,313        24,360         48,720
     Gain on sale of equipment         14,499        32,288         88,640
     Other                             25,998        48,511         18,932
     Total other income, net         $407,051      $388,697       $560,938

     Note 12 - Credit Facility

     Under an unsecured line of credit arrangement expiring April 30, 1998 (guaranteed by the Company), the Company's electrical construction subsidiary may borrow up to $1,000,000 at the bank's prime rate of interest. At December 31, 1997 and 1996, no borrowings were outstanding under this line of credit; however, during 1997 and 1996, $100,000 of the line of credit was reserved for a standby letter of credit for the outstanding self-insured workers compensation claims. All stated conditions related to this available credit line have been complied with in 1997 and 1996.

     Note 13 - Acquisition of Fiber Optic Services

     In January 1996, the Company acquired the fixed assets of Fiber Optic Services for payments of $173,138 and contingent payments equal to 2 1/2 times their average pre-tax earnings for the five years ended December 31, 2000. This acquisition was accounted for as a purchase. Accordingly, the initial payments were allocated to the fixed assets acquired based upon their estimated fair market values. Contingent payments will be treated as compensation expense in the period incurred. Proforma effects of this acquisition for fiscal 1996 are considered immaterial.

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

     Note 14 - Business Segment Information

     Operations include mining and electrical construction. Intersegment sales have been eliminated. The following table sets forth certain segment information for the periods indicated:

                                         1997            1996        1995
     Sales from operations to
       unaffiliated customers
         Electrical construction      $13,742,723    $11,628,898  $10,676,254
         Mining                         1,814,583      1,506,797    1,907,684
     Total                            $15,557,306    $13,135,695  $12,583,938

     Gross profit (loss)
       Electrical construction         $1,715,608     $  578,265  $  (223,154)
       Mining                             (82,003)      (179,452)      72,150
     Total gross profit (loss)          1,633,605        398,813     (151,004)

     Interest and other
       income, net                        407,051        388,697      560,938
     General corporate expenses        (1,285,954)    (1,125,348)  (1,025,492)
       Income (loss) from
         operations before
         income taxes                  $  754,702     $ (337,838) $  (615,558)

     Identifiable assets
       Electrical construction        $ 7,365,219    $ 6,459,253  $ 5,177,368
       Mining                           2,745,216      2,835,680    3,140,009
       Corporate                        3,856,107      4,357,310    5,529,383
     Total                            $13,966,542    $13,652,243  $13,846,760

     Capital expenditures
       Electrical construction         $1,120,678       $579,032   $  780,613
       Mining                             152,783         79,783      338,728
       Corporate                          177,453         77,591      140,786
     Total                             $1,450,914       $736,406   $1,260,127

     Depreciation and depletion
       Electrical construction         $  666,047       $568,127     $541,041
       Mining                             314,709        280,720      280,360
       Corporate                           51,572         41,801       55,045
     Total                             $1,032,328       $890,648     $876,446

     Gross profit (loss) is total operating revenue less operating expenses. Gross profits (losses) exclude general corporate expenses, interest expense, interest income and income taxes. Royalty income is included in the calculation of gross profit (loss) for the mining segment. Identifiable assets by industry are used in the operations of each industry.

     Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

                                 1997              1996             1995
                                     % of              % of              % of
                                     Total            Total             Total
                             Amount  Sales    Amount  Sales     Amount  Sales
     Electrical construction
     Customer A              $2,910    19     $2,171    17
     Customer B                                                 $3,409    27
     Customer C                                3,081    23
     Customer D                                                  1,584    13
     Customer E               1,526    10
     Customer F               3,383    22

    Item 9. Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure.
    None.

                                  PART III

     Item 10.  Directors and Executive Officers of the Registrant.

     Information concerning the directors of the Company will be contained under "Election of Directors" in the Company's 1998 Proxy Statement, which information is incorporated by reference.

     The executive officers of the Company are as follows:

                                   Year In Which
                                   Service Began
          Name and Title(1)          As Officer              Age
     James Sottile
       Chairman of the Board
       of Directors                     1970                 84

     John H. Sottile, (2)
       President and Chief
       Executive Officer, Director      1983                 50

     John M. Starling
       Secretary, Director              1996                 68

     Stephen R. Wherry,
       Vice President, Treasurer
       and Chief Financial Officer      1988                 39

     (1)  As of March 1, 1998.
     (2) John H. Sottile is the son of James Sottile, Chairman of the Board of Directors.

     Throughout the past five years John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company.

     James Sottile has served as Chairman of the Board for the past five years.

     John M. Starling has been an executive officer of the Company since March 15, 1996. Since March 1, 1998, Mr. Starling has acted as Of Counsel for the law firm of Dwight W. Severs & Associates, P.A. Between January 1, 1995 and March 1, 1998, Mr. Starling acted as Of Counsel for the law firm of Severs, Stadler & Harris, P.A. Prior to such time, Mr. Starling was a member of the law firm of Holland, Starling, Severs, Stadler & Friedland, P.A.

     The term of office of all directors is until the next annual meeting and the term of office of all officers is for one year and until their successors are chosen and qualify.

     Item 11.  Executive Compensation.

     Information concerning executive compensation will be contained under "Executive Compensation" in the Company's 1998 Proxy
     Statement, which information is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information concerning the security ownership of the directors and officers of the registrant will be contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.

     Information concerning relationships and related transactions of the directors and officers of the Company will be contained under "Election of Directors" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

                                   PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.


     (a) Financial Statements                                   Page

     Report of Independent Certified Public Accountants          13

     Consolidated Balance Sheets - December 31, 1997
       and 1996                                                  14

     Consolidated Statements of Operations - Three Years
       ended December 31, 1997                                   15

     Consolidated Statements of Cash Flows - Three Years
       ended December 31, 1997                                   16

     Consolidated Statements of Stockholders' Equity -
       Three Years ended December 31, 1997                       17

     Notes to Consolidated Financial Statements                  18

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

(c)  Exhibits

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

10-6 Stock Purchase Agreement dated April 12, 1993 between Florida Transport Corporation and Royalstar Southwest, Inc. relating to the sale of San Pedro Mining Corporation is hereby incorporated by reference to Exhibit 10-13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, heretofore filed with the Commission.

 10-6(a) Amendment dated April 3, 1996 to Promissory Note dated April 12, 1993 between Florida Transport Corporation and The San Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest is hereby incorporated by reference to Exhibit 10-6(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, heretofore filed with the Commission (file No. 1-7525).

 10-6(b) Amendment dated February 18, 1997 to Promissory Note dated April 12, 1993 between Florida Transport Corporation and The San Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest is hereby incorporated by reference to Exhibit 10-6(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, heretofore filed with the Commission (file No. 1-7525).

*10-6(c) Amendment dated May 2, 1997 to Promissory Note dated April 12, 1993 between Florida Transport Corporation and The San Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest is hereby incorporated by reference to
          Exhibit 10-6(c) of the Company's report on Form 10-Q for the quarter ended March 31, 1997, heretofore filed with the Commission (file No. 1-7525).

 *10-6(d) Amendment dated December 23, 1997 to the Modification of Secured
          Term Note, Mortgage, Security Agreement and Financing
          Statements between Florida Transport Corporation and The
          San Pedro Mining Corporation, Royalstar Resources Ltd. and Royalstar Southwest, Inc.

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

10-8 Royalty Agreement dated February 19, 1982 between Bow Valley Coal Resources, Inc. and Northern Goldfield Investments, Ltd., Inc. is hereby incorporated by reference to Exhibit 10-8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, heretofore filed with the Commission (file No. 1-7525).

10-8(a) Amendment dated February 14, 1997 to Royalty Agreement dated February 19, 1982 between Great Western Coal Inc. dba New Horizons Coal Inc. and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-8(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, heretofore filed with the Commission (file No. 1-7525).

11 For computation of per share earnings, see note 10 of notes to consolidated financial statements.

*21       Subsidiaries of Registrant.

*24       Powers of Attorney

(a)       Powers of Attorney

(b) Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney.

27 Financial Data Schedule (submitted electronically for SEC information only)

* Filed herewith.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 26, 1998

     THE GOLDFIELD CORPORATION

     By   /s/
          (John H. Sottile)
          President, Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.

                              Signature Title

               *                          Chairman of the Board
     (James Sottile)

     /s/                                  President, Chief Executive
    (John H. Sottile)                     Officer and Director

     /s/                                  Vice President,
     (Stephen R. Wherry)                  Finance and Chief Financial
                                          Officer (Principal Financial
                                          Officer), Treasurer and
                                          Principal Accounting Officer

               *                          Director and Secretary
     (John M. Starling)

               *                          Director
     (John P. Fazzini)

               *                          Director
     (Danforth E. Leitner)

     *By: /s/
     John H. Sottile
     Attorney-in-Fact


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended December 31, 1997    Commission File No.
                                                          1-7525

                            THE GOLDFIELD CORPORATION


                                    EXHIBITS



                                 March 26, 1998



                                INDEX TO EXHIBITS

                                                                 Sequentially
                                                                   Numbered
                                                                     Pages

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

(c)  Exhibits

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

10-1     Employment Agreement dated January 1, 1986 between
         Southeast Power Corporation and Romey A. Taylor is hereby incorporated by reference to Exhibit l0-l(b) of the Company's Registration Statement on Form S-l, No.
         33-3866, heretofore filed with the Commission on March
         10, 1986 (file No. 1-7525).
                                                                  Sequentially
                                                                    Numbered
                                                                      Pages

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

10-2 Employment Agreement effective January 15, 1985 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-6 of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986 (file No. 1-7525).

10-2(a) Amendment dated February 25, 1986 to the Employment Agreement included in Exhibit 10-2 is hereby incorporated by reference to Exhibit 10-6(a) of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986 (file No. 1-7525).

10-2(b) Amendment dated September 23, 1988 to Employment Agreement effective January 15, 1985 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(b) to the Company's report on Form 10-Q for the quarter ended September 30, 1988, heretofore filed with the Commission
           (file No. 1-7525).

                                                                 Sequentially
                                                                   Numbered
                                                                     Pages

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

10-3 Employment Agreement dated January 1, 1986 among John H. Sottile, Southeast Power Corporation and The Goldfield Corporation is hereby incorporated by reference to
           Exhibit 10-8 of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986 (file No. 1-7525).

10-3(a) Amendment No. 1 to Employment Agreement dated January 1, 1986 among John H. Sottile, Southeast Power Corporation and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-4(a) of the Company's report on Form 10-Q for the quarter ended September 30, 1988, heretofore filed with the Commission (file No. 1-7525).

                                                                 Sequentially
                                                                   Numbered
                                                                     Pages

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

                                                                 Sequentially
                                                                   Numbered
                                                                     Pages
10-6(a)    Amendment dated April 3, 1996 to Promissory Note dated
           April 12, 1993 between Florida Transport Corporation and
           The San Pedro Mining Corporation, Royalstar Resources
           Ltd., and Royalstar Southwest is hereby incorporated by reference to Exhibit 10-6(a) of the Company's Annual
           Report on Form 10-K for the year ended December 31, 1996, heretofore filed with the Commission (file No. 1-7525).

10-6(b) Amendment dated February 18, 1997 to Promissory Note dated April 12, 1993 between Florida Transport Corporation and The San Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest is hereby incorporated by reference to Exhibit 10-6(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, heretofore filed with the Commission (file No. 1-7525).

  10-6(c) Amendment dated May 2, 1997 to Promissory Note dated April 12, 1993 between Florida Transport Corporation and The San
           Pedro Mining Corporation, Royalstar Resources Ltd., and Royalstar Southwest is hereby incorporated by reference to Exhibit 10-6(c) of the Company's report on Form 10-Q for the quarter ended March 31, 1997, heretofore filed with the Commission (file No. 1-7525).

*10-6(d) Amendment dated December 23, 1997 to the Modification of Secured Term Note, Mortgage, Security Agreement and Financing
           Statements between Florida Transport Corporation and
           The San Pedro Mining Corporation, Royalstar Resources
           Ltd. and Royalstar Southwest, Inc.

                                                                 Sequentially
                                                                   Numbered

10-7 The Goldfield Corporation and Subsidiaries Standardized Adoption Agreement and Prototype Cash or Deferred Profit-Sharing Plan and Trust Basic Plan Document #3 effective January 1, 1995, is hereby incorporated by reference to Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended March 31, 1995, heretofore filed with the Commission (file No. 1-7525).

10-8 Royalty Agreement dated February 19, 1982 between Bow Valley Coal Resources, Inc. and Northern Goldfield Investments, Ltd., Inc. is hereby incorporated by reference to Exhibit 10-8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, heretofore filed with the Commission (file No. 1-7525).

10-8(a) Amendment dated February 14, 1997 to Royalty Agreement dated February 19, 1982 between Great Western Coal Inc. dba New Horizons Coal Inc. and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-8(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, heretofore filed with the Commission (file No. 1-7525).

 11 For computation of per share earnings, see note 13 of notes to consolidated financial statements.

 *21       Subsidiaries of Registrant.

*24        Powers of Attorney

 24(a)     Powers of Attorney

 (b) Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney.

27 Financial Data Schedule (submitted electronically for SEC information only)

* Filed herewith.