Form 10-Q
period 1998-03-31
GOLDFIELD CORP
filed 1998-05-15
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                                   (Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from /    /	to /     /


                         Commission file number - 1-7525

           	               THE GOLDFIELD CORPORATION
          (Exact name of registrant as specified in its charter)


            Delaware     		                           88-0031580
(State or other jurisdiction of            (IRS employer identification no.)
incorporation or organization)


100 Rialto Place, Suite 500, Melbourne, Florida	                 32901
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

There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of March 31, 1998.


                           PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             THE GOLDFIELD CORPORATION
                                  and Subsidiaries

                            CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                                   March 31,      December 31,
                                                      1998             1997
ASSETS
Current assets
  Cash and cash equivalents                       $ 3,716,996     $ 4,397,281
  Accounts receivable and accrued billings          1,607,091       1,829,644
  Current portion of notes receivable                  94,748          78,946
  Inventories (Note 2)                                304,825         218,502
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 835,295         791,360
  Prepaid expenses and other current assets           243,345          74,368
    Total current assets                            6,802,300       7,390,101
Property, buildings and equipment, net              4,647,148       4,510,158
Notes receivable, less current portion                545,351         672,576
Deferred charges and other assets
  Deferred income taxes (Note 3)                      548,000         548,000
  Land held for sale                                  254,749              --
  Repurchased royalty at cost, net of accumulated
    amortization of $217,312 in 1998 and
    $210,793 in 1997                                  102,138         108,657
  Cash surrender value of life insurance              741,750         737,050
    Total deferred charges and other assets         1,646,637       1,393,707
Total assets                                      $13,641,436     $13,966,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities        $   818,259     $   917,279
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                  26,092          73,048
  Current portion of deferred gain on
    installment sales                                   1,346              --
  Income taxes payable (Note 3)                            --          28,731
    Total current liabilities                         845,697       1,019,058

Deferred gain on installment sales,
  less current portion                                113,693         113,865
Total liabilities                                     959,390       1,132,923
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock            339,407         339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares                               2,687,211       2,687,211
  Capital surplus                                  18,369,860      18,369,860
  Accumulated deficit                              (8,695,712)     (8,544,139)
    Total                                          12,700,766      12,852,339
  Less common stock in treasury, 17,358
    shares, at cost                                    18,720          18,720
    Total stockholders' equity                     12,682,046      12,833,619
Total liabilities and stockholders' equity        $13,641,436     $13,966,542

See accompanying notes to consolidated financial statements


                             THE GOLDFIELD CORPORATION
                                and Subsidiaries

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     1998            1997
Revenue
  Electrical construction                        $ 3,868,215     $ 2,733,526
  Mining                                             346,661         515,570
  Other income, net                                   80,954          95,975
    Total revenue                                  4,295,830       3,345,071

Costs and expenses
  Electrical construction                          3,473,529       2,295,278
  Mining                                             341,495         410,635
  Depreciation and amortization                      259,481         235,023
  General and administrative                         366,959         302,131
    Total costs and expenses                       4,441,464       3,243,067

Income (loss) from operations
  before income taxes                               (145,634)        102,004

Income taxes (Note 3)                                     --          24,000

Net income (loss)                                   (145,634)         78,004

Preferred stock dividends                              5,939           5,939

Income (loss) available to
  common stockholders                            $  (151,573)    $    72,065

Basic earnings (loss) per share of
  common stock                                   $     (0.01)    $      0.00

Weighted average number of
  common shares outstanding                       26,854,748      26,854,748

See accompanying notes to consolidated financial statements

                            THE GOLDFIELD CORPORATION
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                          1998          1997
Cash flows from operating activities
   Net income (loss)                                 $ (145,634)   $   78,004
Adjustments to reconcile net income (loss) to net
  cash provided from (used by) operating activities
  Depreciation and amortization                         259,481       235,023
  Deferred income taxes                                      --        24,000
  Gain on sale of property and  equipment                (3,211)      (28,637)
  Cash provided by (used for) changes in
     Accounts receivable and accrued billings           222,553      (572,752)
     Inventories                                        (86,323)       22,374
     Costs and estimated earnings in excess
       of billings on uncompleted contracts             (43,935)     (280,247)
     Prepaid expenses and other current assets         (168,977)     (146,877)
     Land held for sale                                (254,749)           --
     Cash surrender value of life insurance              (4,700)       (4,700)
     Accounts payable and accrued liabilities           (99,020)      140,241
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                (46,956)      (14,270)
     Deferred gain on installment sales                   1,174           (58)
     Income taxes payable                               (28,731)           --
         Net cash provided from (used by)
           operating activities                        (399,028)     (547,899)

Cash flows from investing activities
   Proceeds from the disposal of
     property and equipment                              74,073        66,137
   Loans granted                                        (52,839)       (9,998)
   Collections from notes receivable                    164,262         4,415
   Purchases of property and equipment                 (460,814)     (137,810)
         Net cash used by investing activities         (275,318)      (77,256)

Cash flows from financing activities
  Payments of preferred stock dividends                  (5,939)       (5,939)

Net increase (decrease) in cash and cash equivalents   (680,285)     (631,094)
Cash and cash equivalents at beginning of period      4,397,281     4,610,198
Cash and cash equivalents at end of period           $3,716,996    $3,979,104

Income taxes paid                                    $   28,731    $       --

See accompanying notes to consolidated financial statements

                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998


     Note 1 - Basis of Presentation

     In the opinion of the management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1997, was derived from the audited consolidated balance sheet. These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

     Note 2   Inventories

     Inventories consisted of:

                                      March 31,     December 31,
                                        1998            1997
     Materials and supplies          $121,993        $110,399
     Industrial mineral products       68,957          45,169
     Ores in process                  113,875          62,934
     Total inventories               $304,825        $218,502


     Note 3 - Income Taxes

     The income tax provision consisted of:

                                  Three Months       Three Months
                                 Ended March 31,     Ended March 31,
                                      1998                1997
     Current
       Federal                      $    --             $    --
       State                             --                  --
                                         --                  --
     Deferred
       Federal                           --              20,000
       State                             --               4,000
                                         --              24,000
     Total                          $    --             $24,000

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of:

                                                  March 31,      December 31,
                                                    1998             1997
     Deferred tax assets
       Depletion, mineral rights and deferred
         development and exploration costs     $  323,000       $  324,000
       Accrued workers' compensation costs         24,000           28,000
       Accrued vacation and bonus                  38,000           14,000
       Property and equipment, principally
         due to differences in depreciation
         and valuation write-downs                352,000          358,000
       Contingent salary payments recorded
         as goodwill for tax purposes               9,000            7,000
       Net operating loss carryforwards         2,672,000        2,644,000
       Investment tax credit carryforwards          9,000          209,000
       Alternative minimum tax credit
         carryforwards                            262,000          262,000
                                                3,689,000        3,846,000
     Valuation allowance                       (3,141,000)      (3,298,000)
        Total net deferred tax assets             548,000          548,000
     Deferred tax liabilities                          --               --
     Net deferred tax assets                   $  548,000       $  548,000

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company decreased the valuation allowance for net deferred tax assets by $157,000 for the three months ended March 31, 1998 and decreased the valuation allowance $48,000 for the three months ended March 31, 1997.

     At March 31, 1998, the Company had tax net operating loss carryforwards of approximately $7,022,000 available to offset future regular taxable income, which if unused, will expire from 2000 through 2013.

     Additionally, the Company at March 31, 1998 had investment tax credit carryforwards of approximately $9,000 available to reduce future Federal income taxes, which if unused, will expire in 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $262,000, which are available to reduce future Federal income taxes over an indefinite period.

     Note 4   Basic Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per common share, after deducting dividend requirements on the Company's Series A Stock of $5,939 in each of the three month periods ended March 31, 1998 and 1997, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended March 31, 1998 and 1997. The inclusion of Common Stock issuable upon conversion of Series A Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations   Three Months Ended March 31, 1998 Compared
     to Three Months Ended March 31, 1997.

     Net Income (Loss)
     The Company incurred a net loss of $145,634 for the three months ended March 31, 1998, compared to a net income of $78,004 for the three months ended March 31, 1997.

     Revenues
     Total revenues for the three months ended March 31, 1998 were $4,295,830, compared to $3,345,071 in the like 1997 period, an increase of 28%.

     Electrical construction revenue increased by 42% in the three months ended March 31, 1998 to $3,868,215 from $2,733,526 for the three months ended March 31, 1997. Electrical construction revenue includes the results of the subsidiary acquired in January 1996, Fiber Optic Services, which had revenue of $170,648 for the three months ended March 31, 1998, compared to $234,449 for the three months ended March 31, 1997.

     Revenue from mining operations for the three months ended March 31, 1998 was $346,661, compared to $515,570 for the three months ended March 31, 1997. The decrease in revenue from mining for 1998 was primarily due to the completion of a single land restoration project in the first quarter of 1997.

     Operating Results
     Electrical construction operations had an operating profit of $252,178 during the three months ended March 31, 1998, compared to an operating profit of $295,741 during the three months ended March 31, 1997. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At March 31, 1998, the approximate value of uncompleted contracts was $1,450,000, compared to $6,350,000 at March 31, 1997.

     During the three months ended March 31, 1998, the operating loss from mining operations was $100,807, compared to an operating profit of $23,419 during the three months ended March 31, 1997. The decrease in operating results from mining operations in 1998 was primarily due to the completion of a single land restoration project in the first quarter of 1997. Operating profit (loss) includes depreciation expense.

     St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 3,375 tons of natural zeolite during the three months ended March 31, 1998, compared to 4,000 tons during the three months ended March 31, 1997.

     Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the three months ended March 31, 1998, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"), sold 9,076 tons of construction aggregate material, compared to 7,263 tons sold during the three months ended March 31, 1997.

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

     Costs and Expenses
     Total costs and expenses increased approximately 37% during the three months ended March 31, 1998, compared to the like period 1997. This increase was primarily a result of the increased revenue in electrical construction.

     Electrical construction costs were $3,473,529 and $2,295,278 in the three months ended March 31, 1998 and 1997, respectively.

     Depreciation and amortization was $259,481 in the three months ended March 31, 1998, compared to $235,023 in the three months ended March 31, 1997.

     General corporate expenses of the Company increased to $377,959 in the three months ended March 31, 1998, compared to $313,131 in the three months ended March 31, 1997.

                        Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 1998 were $3,716,996 as compared to $4,397,281 as of December 31, 1997. Working capital at March 31, 1998 was $5,956,603, compared to $6,371,043 at December 31, 1997. The Company's ratio of current assets to current liabilities was 8.0 to 1 at March 31, 1998, compared to 7.3 to 1 at December 31, 1997.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $5,939 in each of the three month periods ended March 31, 1998 and 1997. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1999, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the three months ended March 31, 1998 and 1997. However, beginning in 1996 $100,000 of this line of credit was reserved for a standby letter of credit.

     The Company's capital expenditures for the three months ended March
     31, 1998 were $460,814, compared to $137,810 for the three months ended March 31, 1997. The higher level of capital expenditures for the 1998 period was primarly attributable to increase in equipment purchases in both the electrical construction and mining operations.


                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

     None.

(b)  Reports on Form 8-K

     No Current Report on Form 8-K was filed during the quarter ended March 31, 1998.


                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE GOLDFIELD CORPORATION
                                                  (Registrant)


     Dated:   May 15, 1998                  /s/ John H. Sottile
                                            (John H. Sottile)
                                            Chairman, President and
                                            Chief Executive Officer


                                           /s/ Stephen R. Wherry
                                           (Stephen R. Wherry)
                                           Vice President, Treasurer and
                                           Chief Financial Officer