Form 10-Q
period 1998-06-30
GOLDFIELD CORP
filed 1998-08-14
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

                                 (Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the quarterly period ended June 30, 1998

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

There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of June 30, 1998.


                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                   June 30,       December 31,
                                                     1998             1997
ASSETS
Current assets
  Cash and cash equivalents                      $ 3,474,399      $ 4,397,281
  Accounts receivable and accrued billings         1,807,826        1,829,644
  Current portion of notes receivable                136,638           78,946
  Inventories (Note 2)                               288,491          218,502
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                559,458          791,360
  Prepaid expenses and other current assets          238,206           74,368
    Total current assets                           6,505,018        7,390,101
Property, buildings and equipment, net             4,815,041        4,510,158
Notes receivable, less current portion               683,536          672,576
Deferred charges and other assets
  Deferred income taxes (Note 3)                     548,000          548,000
  Land held for sale                                  74,926               --
  Repurchased royalty at cost, net of accumulated
    amortization of $319,450 in 1998 and
    $210,793 in 1997 (Note 4)                             --          108,657
  Cash surrender value of life insurance             741,750          737,050
    Total deferred charges and other assets        1,364,676        1,393,707
Total assets                                     $13,368,271      $13,966,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities       $   717,964      $   917,279
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                 23,728           73,048
  Current portion of deferred gain on
    installment sales                                 17,178               --
  Income taxes payable (Note 3)                           --           28,731
    Total current liabilities                        758,870        1,019,058

Deferred gain on installment sales, less
  current portion                                    168,847          113,865
Total liabilities                                    927,717        1,132,923
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock           339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares                              2,687,211        2,687,211
  Capital surplus                                 18,369,860       18,369,860
  Accumulated deficit                             (8,937,204)      (8,544,139)
    Total                                         12,459,274       12,852,339
  Less common stock in treasury, 17,358
    shares, at cost                                   18,720           18,720
    Total stockholders' equity                    12,440,554       12,833,619
Total liabilities and stockholders' equity       $13,368,271      $13,966,542

See accompanying notes to consolidated financial statements

                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                            Three Months Ended            Six Months Ended
                                 June 30,                     June 30,
                           1998            1997          1998          1997
Revenue
  Electrical
    construction       $ 3,144,228     $ 3,559,162    $7,012,443    $6,292,688
  Mining                   573,932         514,367       920,593     1,029,937
  Other income, net        120,138          84,589       201,092       180,564
    Total revenue        3,838,298       4,158,118     8,134,128     7,503,189

Costs and expenses
  Electrical
    construction         2,758,630       2,613,665     6,232,159     4,908,943
  Mining                   554,674         425,091       896,169       835,726
  Depreciation and
    amortization           268,374         246,507       527,855       481,530
  Impairment loss
    (Note 4)                95,618              --        95,618            --
  General and
    administrative         396,554         319,340       763,513       621,471
    Total costs and
      expenses           4,073,850       3,604,603     8,515,314     6,847,670

Income (loss) from
  operations before
  income taxes            (235,552)        553,515      (381,186)      655,519

Income taxes (Note 3)           --         239,000            --       263,000

Net income (loss)         (235,552)        314,515      (381,186)      392,519

Preferred stock
  dividends                  5,940           5,940        11,879        11,879

Income (loss)
  available to common
  stockholders         $  (241,492)    $   308,575    $ (393,065)   $  380,640

Basic earnings (loss)
  per share of
  common stock
  (Note 5)             $     (0.01)    $      0.01    $    (0.01)   $     0.01

Weighted average
  number of common
  shares outstanding    26,854,748      26,854,748    26,854,748    26,854,748

See accompanying notes to consolidated financial statements

                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                  Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                  1998          1997      1998           1997
Cash flows from operating
  activities
    Net income (loss)       $ (235,552)  $  314,515   $ (381,186)  $  392,519
Adjustments to reconcile net
  income (loss) to net
  cash provided from (used
  by) operating activities
  Depreciation and
    amortization               268,374       246,507     527,855      481,530
  Impairment loss               95,618            --      95,618           --
  Deferred income taxes             --       208,000          --      232,000
  Gain on sale of property
    and  equipment              (6,192)       (9,607)     (9,403)     (38,244)
  Cash provided by (used for)
    changes in
     Accounts receivable and
       accrued billings       (200,735)     (444,846)     21,818   (1,017,598)
     Inventories                16,334       (16,286)    (69,989)       6,088
     Costs and estimated
       earnings in excess
       of billings on
       uncompleted contracts   275,837       510,406     231,902      230,159
     Prepaid expenses and
       other current assets      5,139       (68,842)   (163,838)    (215,719)
     Land held for sale        179,823            --     (74,926)          --
     Cash surrender value of
       life insurance               --            --      (4,700)      (4,700)
     Accounts payable and
       accrued liabilities    (100,295)      (86,065)   (199,315)      54,176
     Billings in excess of
       costs and estimated
       earnings on uncompleted
       contracts                (2,364)      (46,652)    (49,320)     (60,922)
     Deferred gain on
       installment sales        70,986           (56)     72,160         (114)
     Income taxes payable           --        31,000     (28,731)      31,000
         Net cash provided
           from (used by)
           operating
           activities          366,973       638,074     (32,055)      90,175

Cash flows from investing
  activities
   Proceeds from the disposal
     of property and equipment  12,774        10,500      86,847       76,637
   Loans granted              (188,488)      (23,568)   (241,327)     (33,566)
   Collections from notes
     receivable                  8,413        12,316     172,675       16,731
   Purchases of property
     and equipment            (436,329)     (347,936)   (897,143)    (485,746)
         Net cash used by
           investing
           activities         (603,630)     (348,688)   (878,948)    (425,944)

Cash flows from financing
  activities
  Payments of preferred
    stock dividends             (5,940)       (5,940)    (11,879)     (11,879)

Net increase (decrease)
  in cash and cash
  equivalents                 (242,597)      283,446    (922,882)    (347,648)
Cash and cash equivalents
  at beginning of period     3,716,996     3,979,104   4,397,281    4,610,198
Cash and cash equivalents
  at end of period          $3,474,399    $4,262,550  $3,474,399   $4,262,550

Income taxes paid           $       --    $       --  $   28,731   $       --

See accompanying notes to consolidated financial statements

                        THE GOLDFIELD CORPORATION
                             and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1998


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

     Note 2   Inventories

     Inventories consisted of:

                                       June 30,      December 31,
                                         1998            1997
     Materials and supplies            $142,070       $110,399
     Industrial mineral products         57,582         45,169
     Ores in process                     88,839         62,934
     Total inventories                 $288,491       $218,502

     Note 3 - Income Taxes

     The income tax provision consisted of:

                               Three Months       Three Months
                               Ended June 30,     Ended June 30,
                                   1998               1997
     Current
       Federal                    $   --           $  5,000
       State                          --             26,000
                                      --             31,000
     Deferred
       Federal                        --            175,000
       State                          --             33,000
                                      --            208,000
     Total                        $   --           $239,000

                                Six Months         Six Months
                              Ended June 30,     Ended June 30,
                                    1998              1997
     Current
       Federal                    $   --           $  5,000
       State                          --             26,000
                                      --             31,000
     Deferred
       Federal                        --            195,000
       State                          --             37,000
                                      --            232,000
     Total                        $   --           $263,000

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of:

                                                     June 30,     December 31,
                                                       1998           1997
     Deferred tax assets
       Depletion, mineral rights and deferred
         development and exploration costs           $360,000     $  324,000
       Accrued workers' compensation costs             20,000         28,000
       Accrued vacation and bonus                      58,000         14,000
       Property and equipment, principally
         due to differences in depreciation
         and valuation write-downs                    344,000        358,000
       Contingent salary payments recorded
         as goodwill for tax purposes                  10,000          7,000
       Net operating loss carryforwards             2,707,000      2,644,000
       Investment tax credit carryforwards              9,000        209,000
       Alternative minimum tax credit
         carryforwards                                262,000        262,000
                                                    3,770,000      3,846,000
     Valuation allowance                           (3,222,000)    (3,298,000)
        Total net deferred tax assets                 548,000        548,000
     Deferred tax liabilities                              --             --
     Net deferred tax assets                       $  548,000     $  548,000

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company decreased the valuation allowance for net deferred tax assets by $76,000 for the six months ended June 30, 1998 and increased the valuation allowance $81,000 for the three months ended June 30, 1998.

     At June 30, 1998, the Company had tax net operating loss carryforwards of approximately $2,700,000 available to offset future regular taxable income, which if unused, will expire from 2000 through 2013.

     Additionally, the Company at June 30, 1998 had investment tax credit carryforwards of approximately $9,000 available to reduce future Federal income taxes, which if unused, will expire in 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $262,000, which are available to reduce future Federal income taxes over an indefinite period.

     Note 4   Impairment Loss

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires entities to review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     In connection with a coal mining property in Harlan, Kentucky, formerly owned by the Company, the Company retains a coal royalty which provides for a royalty between 1 1/2% to 3%, originally to be paid until 2002. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement was extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Since February 1996, Great Western Coal, Inc. ("Great Western") has generally failed to make the required royalty payments. On July 1, 1998, the Company filed suit against Great Western for breach of contract. Under the circumstances, management has determined the royalty interest to be an impaired asset. The fair value of the Harlan coal royalty has been determined by management to be zero as there is no open market for the sale of this royalty and future discounted cash flows have been estimated by management to be zero. The impairment loss of $95,618 has been separately identified as a component of continuing operations. The loss, which was recognized in the second quarter of 1998, has been included in the Company's operating results from mining.

     Note 5   Basic Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per common share, after deducting dividend requirements on the Company's Series A Stock of $11,879 in each of the six month periods ended June 30, 1998 and 1997, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended June 30, 1998 and 1997. The inclusion of Common Stock issuable upon conversion of Series A Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of Operations.

     Results of Operations   Six Months Ended June 30, 1998 Compared to
     Six Months Ended June 30, 1997.

     Net Income (Loss)
     The Company incurred a net loss of $381,186 for the six months ended June 30, 1998, compared to net income of $392,519 for the six months ended June 30, 1997. The net loss for the six months ended June 30, 1998 included a charge of $95,618 for an impairment loss related to the Harlan coal royalty as discussed in Note 4. Net income for the six months ended June 30, 1997 included an income tax expense of $263,000.

     Revenues
     Total revenues for the six months ended June 30, 1998 were $8,134,128, compared to $7,503,189 in the like 1997 period, an increase of 8%.

     Electrical construction revenue increased by 11% in the six months ended June 30, 1998 to $7,012,443 from $6,292,688 for the six months ended June 30, 1997. Electrical construction revenue includes the results of the subsidiary acquired in January 1996, Fiber Optic Services, which had revenue of $439,002 for the six months ended June 30, 1998, compared to $589,674 for the six months ended June 30, 1997.

     Revenue from mining operations for the six months ended June 30, 1998 was $920,593, compared to $1,029,937 for the six months ended June 30, 1997, a decrease of 11%.

     Operating Results
     Electrical construction operations had an operating profit of $449,495 during the six months ended June 30, 1998, compared to an operating profit of $1,091,876 during the six months ended June 30, 1997. The decrease in operating results was primarily due to a decrease in the level of operations and profit margins of Fiber Optic Services and to losses from a single, long-term unit price contract. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At June 30, 1998, the approximate value of uncompleted contracts was $800,000, compared to $5,900,000 at June 30, 1997.

     During the six months ended June 30, 1998, the operating loss from mining operations was $233,260, compared to an operating profit of $32,550 during the six months ended June 30, 1997. The decrease in operating results from mining operations in 1998 was due to lower gross margins on off-site construction contracts utilizing existing mining personnel and equipment and the charge of $95,618 for an impairment loss relating to the Harlan coal royalty. Operating profit (loss) includes royalty income and depreciation expense.

     St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 6,820 tons of natural zeolite during the six months ended June 30, 1998, compared to 7,941 tons during the six months ended June 30, 1997.

     Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the six months ended June 30, 1998, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"), sold 10,225 tons of construction aggregate material, compared to 15,970 tons sold during the six months ended June 30, 1997.

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

     Costs and Expenses
     Electrical construction costs were $6,232,159 and $4,908,943 in the six months ended June 30, 1998 and 1997, respectively. The increase in costs was attributable to a higher level of operations.

     Depreciation and amortization was $527,855 in the six months ended June 30, 1998, compared to $481,530 in the six months ended June 30, 1997.

     General corporate expenses of the Company increased to $798,513 in the six months ended June 30, 1998, compared to $644,471 in the six months ended June 30, 1997. The 1998 period included increases in various categories including consulting expenses relating to the implementation of new computers and accounting software and the expensing of previously deferred legal and accounting fees relating to the start-up costs of a new mining venture.

     Results of Operations   Three Months Ended June 30, 1998 Compared to
     Three Months Ended June 30, 1997.

     Net Income (Loss)
     The Company incurred a net loss of $235,552 for the three months ended June 30, 1998, compared to net income of $314,515 for the three months ended June 30, 1997. The net loss for the three months ended June 30, 1998 included a charge of $95,618 for an impairment loss related to the Harlan coal royalty as discussed in Note 4. Net income for the three months ended June 30, 1997 included an income tax expense of $239,000.

     Revenues
     Total revenues for the three months ended June 30, 1998 were $3,838,298, compared to $4,158,118 in the like 1997 period, a decrease of 8%.

     Electrical construction revenue decreased by 12% in the three months ended June 30, 1998 to $3,144,228 from $3,559,162 for the three months ended June 30, 1997. Electrical construction revenue includes the results of the subsidiary acquired in January 1996, Fiber Optic Services, which had revenue of $268,354 for the three months ended June 30, 1998, compared to $355,225 for the three months ended June 30, 1997.

     Revenue from mining operations for the three months ended June 30, 1998 was $573,932, compared to $514,367 for the three months ended June 30, 1997.

     Operating Results
     Electrical construction operations had an operating profit of $197,316 during the three months ended June 30, 1998, compared to an operating profit of $796,135 during the three months ended June 30, 1997. The decrease in operating results was primarily due to a decrease in the level of operations and profit margins of Fiber Optic Services and to losses from a single, long-term unit price contract.

     During the three months ended June 30, 1998, the operating loss from mining operations was $132,452, compared to an operating profit of $9,131 during the three months ended June 30, 1997. Operating profit
     (loss) includes royalty income and depreciation expense. The decrease in operating results was primarily a result of the charge of $95,618 for an impairment loss relating to the Harlan coal royalty.

     St. Cloud sold 3,445 tons of natural zeolite during the three months ended June 30, 1998, compared to 3,941 tons during the three months ended June 30, 1997.

     Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the three months ended June 30, 1998, Lordsburg sold 1,149 tons of construction aggregate material, compared to 8,707 tons sold during the three months ended June 30, 1997.

     Costs and Expenses
     Electrical construction costs were $2,758,630 and $2,613,665 in the three months ended June 30, 1998 and 1997, respectively.

     Depreciation and amortization was $268,374 in the three months ended June 30, 1998, compared to $246,507 in the three months ended June 30, 1997.

     General corporate expenses of the Company increased to $420,554 in the three months ended June 30, 1998, compared to $331,340 in the three months ended June 30, 1997. The 1998 period included increases in various categories including consulting expenses relating to the implementation of new computers and accounting software and the expensing of previously deferred legal and accounting fees relating to the start-up costs of a new mining venture.

                        Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 1998 were $3,474,399 as compared to $4,397,281 as of December 31, 1997. Working capital at June 30, 1998 was $5,746,148, compared to $6,371,043 at December 31,
     1997. The Company's ratio of current assets to current liabilities was 8.6 to 1 at June 30, 1998, compared to 7.3 to 1 at December 31, 1997.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $11,879 in each of the six month periods ended June 30, 1998 and 1997. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1999, at which time the Company expects to renew it for an additional year.
     No borrowings were outstanding under this line of credit during the six months ended June 30, 1998 and 1997. However, since 1996
     $100,000 of this line of credit has been reserved for a standby letter of credit.

     The Company's capital expenditures for the six months ended June 30, 1998 were $897,143, compared to $485,746 for the six months ended June 30, 1997. The higher level of capital expenditures for the 1998 period was primarily attributable to increase in equipment purchases in the electrical construction operations.

                          PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security-Holders.

     (a)  The Annual Meeting of Stockholders was held on June 2, 1998.

     (b)  This information is omitted pursuant to instruction 3.

     (c) At the Annual Meeting of Stockholders, the stockholders elected 5 Directors. Set forth below are the votes cast for the election of Directors:

                                 For        Withheld
       John P. Fazzini        20,240,229    1,126,299
       Danforth E. Leitner    20,261,129    1,105,399
       Dwight W. Severs       20,241,679    1,124,849
       John H. Sottile        20,277,089    1,089,439
       John M. Starling       20,257,204    1,109,324

       The Stockholders also voted to approve the appointment of KPMG Peat Marwick LLP as Independent Accountants. Votes cast in favor were 20,847,618, against were 412,628 and abstaining were 106,232.

       The Stockholders also voted to approve the 1998 Executive Long-Term Incentive Plan. Votes cast in favor were 18,993,246, against were 1,978,515 and abstaining were 364,267. No options have been issued under such plan.

       (d)    Not applicable.

       Item 5.   Other Information

       Stockholder Proposals

       Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than December 31, 1998 in order to be included in the Company's proxy statement and form proxy relating to the 1999 annual meeting.

       Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 17, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

       Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

            None.

       (b)  Reports on Form 8-K

            No Current Report on Form 8-K was filed during the quarter ended June 30, 1998.


                                 SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE GOLDFIELD CORPORATION
                                                   (Registrant)


     Date: August 14, 1998                   /s/  Stephen R. Wherry
                                             (Stephen R. Wherry)
                                             Vice President, Treasurer and
                                             Chief Financial Officer