Form 10-Q
period 1998-09-30
GOLDFIELD CORP
filed 1998-11-10
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

                              (Mark One)

          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended     September 30, 1998

                                   OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from   to


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

          There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of September 30, 1998.

                     PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                       THE GOLDFIELD CORPORATION
                           and Subsidiaries

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                                                September 30,    December 31,
                                                    1998             1997
ASSETS
Current assets
  Cash and cash equivalents                      $ 3,125,416      $ 4,397,281
  Accounts receivable and accrued billings         1,837,590        1,829,644
  Current portion of notes receivable                128,121           78,946
  Inventories (Note 2)                               214,008          218,502
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                480,634          791,360
  Prepaid expenses and other current assets          182,536           74,368
    Total current assets                           5,968,305        7,390,101
Property, buildings and equipment, net             4,619,545        4,510,158
Notes receivable, less current portion               311,670          672,576
Deferred charges and other assets
  Deferred income taxes (Note 3)                     548,000          548,000
  Land held for sale                                  52,448               --
  Repurchased royalty at cost, net of accumulated
    amortization of $210,793 in 1997 (Note 4)             --          108,657
  Cash surrender value of life insurance             741,750          737,050
    Total deferred charges and other assets        1,342,198        1,393,707
Total assets                                     $12,241,718      $13,966,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities       $   561,146      $   917,279
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                 11,422           73,048
  Current portion of deferred gain on installment
    sales                                             17,487               --
  Income taxes payable (Note 3)                           --           28,731
    Total current liabilities                        590,055        1,019,058

Deferred gain on installment sales, less current
    portion                                           66,083          113,865
Total liabilities                                    656,138        1,132,923
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock           339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares                              2,687,211        2,687,211
  Capital surplus                                 18,369,860       18,369,860
  Accumulated deficit                             (9,792,178)      (8,544,139)
    Total                                         11,604,300       12,852,339
  Less common stock in treasury, 17,358
    shares, at cost                                   18,720           18,720
    Total stockholders' equity                    11,585,580       12,833,619
Total liabilities and stockholders' equity       $12,241,718      $13,966,542

See accompanying notes to consolidated financial statements

                        THE GOLDFIELD CORPORATION
                            and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                  1998         1997       1998        1997

Revenue
  Electrical construction     $ 1,955,420 $ 3,442,203  $8,967,863  $9,734,891
  Mining                          579,275     395,286   1,499,868   1,425,223
  Other income, net                40,282     173,287     241,374     353,851
    Total revenue               2,574,977   4,010,776  10,709,105  11,513,965

Costs and expenses
  Electrical construction       2,009,117   2,911,685   8,241,276   7,820,628
  Mining                          622,215     354,643   1,518,384   1,190,369
  Depreciation and amortization   270,077     265,251     797,932     746,781
  Impairment losses (Note 4)      258,538          --     354,156          --
  General and administrative      264,064     277,054   1,027,577     898,525
    Total costs and expenses    3,424,011   3,808,633  11,939,325  10,656,303

Income (loss) from operations
  before income taxes            (849,034)    202,143  (1,230,220)    857,662

Income taxes (Note 3)                  --      86,500          --     349,500

Net income (loss)                (849,034)    115,643  (1,230,220)    508,162

Preferred stock dividends           5,940       5,940      17,819      17,819

Income (loss) available to
  common stockholders         $  (854,974) $  109,703 $(1,248,039) $  490,343

Basic earnings (loss) per share
  of common stock (Note 5)    $     (0.03) $     0.00 $     (0.05) $     0.02

Weighted average number of
  common shares outstanding    26,854,748  26,854,748  26,854,748  26,854,748

See accompanying notes to consolidated financial statements


                       THE GOLDFIELD CORPORATION
                            and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                   1998       1997        1998          1997
Cash flows from operating
  activities
   Net (loss) income           $ (849,034) $ 115,643  $(1,230,220)  $  508,162
Adjustments to reconcile net
  (loss) income to net
  cash provided from (used
  by) operating activities
  Depreciation and
   amortization                   270,077    265,251      797,932      746,781
  Impairment losses               258,538         --      354,156           --
  Deferred income taxes                --     60,000           --      292,000
  Loss (gain) on sale of property
   and equipment                   45,030     (2,191)      35,627      (40,435)
  Cash provided by (used for)
    changes in
     Accounts receivable and
       accrued billings           (29,764)   525,338       (7,946)    (492,260)
     Inventories                   74,483     (2,249)       4,494        3,839
     Costs and estimated
       earnings in excess
       of billings on
       uncompleted contracts       78,824   (369,812)      310,726    (139,653)
     Prepaid expenses and
       other current assets        55,670     13,894      (108,168)   (201,825)
     Land held for sale            22,478         --       (52,448)         --
     Cash surrender value of
       life insurance                  --    (29,800)       (4,700)    (34,500)
     Accounts payable and
       accrued liabilities       (156,443)    48,024      (355,758)    102,200
     Billings in excess of
       costs and estimated
       earnings on uncompleted
       contracts                  (12,306)   126,089       (61,626)     65,167
     Deferred gain on
       installment sales           (6,368)   (62,300)       65,792     (62,414)
     Income taxes payable              --     26,500       (28,731)     57,500
         Net cash (used by)
           provided from
           operating
           activities            (248,815)   714,387      (280,870)    804,562

Cash flows from investing activities
   Proceeds from the disposal
     of property and equipment     68,446     19,426       155,293      96,063
   Loans granted                   (1,981)   (85,000)     (243,308)   (118,566)
   Collections from notes
     receivable                    27,364    237,505       200,039     254,236
   Purchases of property
     and equipment               (188,057)  (482,890)   (1,085,200)   (968,636)
         Net cash used by
           investing
           activities             (94,228)  (310,959)     (973,176)   (736,903)

Cash flows from financing activities
  Payments of preferred
    stock dividends                (5,940)    (5,940)      (17,819)    (17,819)

Net (decrease) increase
  in cash and cash
  equivalents                    (348,983)   397,488    (1,271,865)     49,840
Cash and cash equivalents
  at beginning of period        3,474,399  4,262,550     4,397,281   4,610,198
Cash and cash equivalents
  at end of period             $3,125,416 $4,660,038    $3,125,416  $4,660,038

Income taxes paid             $        -- $       --    $   28,731  $       --

See accompanying notes to consolidated financial statements


                        THE GOLDFIELD CORPORATION
                            and Subsidiaries

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998


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

     Note 2   Inventories

     Inventories consisted of:

                                    September 30,     December 31,
                                        1998              1997
     Materials and supplies          $135,976           $110,399
     Industrial mineral products       61,047             45,169
     Ores in process                   16,985             62,934
     Total inventories               $214,008           $218,502


     Note 3 - Income Taxes

     The income tax provision consisted of:

                           Three Months Ended     Three Months Ended
                              September 30,           September 30,
                                  1998                     1997

     Current
       Federal                    $   --                 $ 14,000
       State                          --                   12,500
                                      --                   26,500
     Deferred
       Federal                        --                   47,000
       State                          --                   13,000
                                      --                   60,000
     Total                        $   --                 $ 86,500


                              Nine Months Ended   Nine Months Ended
                                September 30,        September 30,
                                     1998                 1997

     Current
       Federal                     $   --             $  19,000
       State                           --                38,500
                                       --                57,500
     Deferred
       Federal                         --               242,000
       State                           --                50,000
                                       --               292,000
     Total                         $   --              $349,500



     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of:

                                              September 30,      December 31,
                                                   1998              1997

     Deferred tax assets
       Depletion, mineral rights and deferred
         development and exploration costs     $   357,000       $  324,000
       Accrued workers' compensation costs          17,000           28,000
       Accrued vacation and bonus                   53,000           14,000
       Property and equipment, principally
         due to differences in depreciation
         and valuation write-downs                 336,000          358,000
       Contingent salary payments recorded
         as goodwill for tax purposes                7,000            7,000
       Net operating loss carryforwards          3,042,000        2,644,000
       Investment tax credit carryforwards           9,000          209,000
       Alternative minimum tax credit
         carryforwards                             262,000          262,000
                                                 4,083,000        3,846,000
     Valuation allowance                        (3,535,000)      (3,298,000)
        Total net deferred tax assets              548,000          548,000
     Deferred tax liabilities                           --               --
     Net deferred tax assets                    $  548,000       $  548,000


     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company increased the valuation allowance for net deferred tax assets by $237,000 for the nine months ended September 30, 1998 and increased the valuation allowance $313,000 for the three months ended September 30, 1998.

     At September 30, 1998, the Company had tax net operating loss carryforwards of approximately $8,000,000 available to offset future regular taxable income, which if unused, will expire from 2000 through 2018.

     Additionally, the Company at September 30, 1998 had investment tax credit carryforwards of approximately $9,000 available to reduce future Federal income taxes, which if unused, will expire in 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $262,000, which are available to reduce future Federal income taxes over an indefinite period.

     Note 4   Impairment Losses

     In connection with a coal mining property in Harlan, Kentucky, formerly owned by the Company, the Company retains a coal royalty which provides for a royalty between 1 1/2% to 3% per year, originally to be paid until 2002. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement was extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Since February 1996, Great Western Coal, Inc. ("Great Western"), has generally failed to make the required royalty payments. On July 1, 1998, the Company filed suit against Great Western for breach of contract. Under the circumstances, management has determined the royalty interest to be an impaired asset. The fair value of the Harlan coal royalty has been determined by management to be zero as there is no open market for the sale of this royalty and future discounted cash flows have been estimated by management to be zero. The impairment loss of $95,618 has been separately identified as a component of continuing operations. The loss, which was recognized in the second quarter of 1998, has been included in the Company's operating results from mining.

     In April 1993, the capital stock of The San Pedro Mining Corporation was sold for $1,220,000, of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 plus interest through October 1999. Effective December 23, 1997, terms of the note and mortgage were modified to defer principal payments to November 1998. The purchaser failed to make the October 1998 scheduled interest payment and on-going discussions with the debtor indicate that collection of the principal balance is doubtful. Under the circumstances, management has determined the note receivable to be an impaired asset and has written off the unpaid balance of the note. Future discounted cash flows have been estimated by management to be zero. The impairment loss of $258,538 has been separately identified as a component of continuing operations. The loss, which was recognized in the third quarter of 1998, has been included in the Company's operating results from mining.


     Note 5   Basic Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per common share, after deducting dividend requirements on the Company's Series A Stock of $17,819 in each of the nine month periods ended September 30, 1998 and 1997, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended September 30, 1998 and 1997. The inclusion of Common Stock issuable upon conversion of Series A Stock has not been included in the per share calculations because such inclusion would not have a material effect on the earnings (loss) per common share.

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of Operations.

     Results of Operations   Nine Months Ended September 30, 1998
     Compared to Nine Months Ended September 30, 1997.

     Net Income (Loss)
     The Company incurred a net loss of $1,230,220 for the nine months ended September 30, 1998, compared to net income of $508,162 for the nine months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 included a charge of $354,156 for impairment losses related to the Harlan coal royalty and the San Pedro mine note receivable as discussed in Note 4. Net income for the nine months ended September 30, 1997 included an income tax expense of $349,500.

     Revenues
     Total revenues for the nine months ended September 30, 1998 were $10,709,105, compared to $11,513,965 in the like 1997 period, a decrease of 7%.

     Electrical construction revenue decreased by 8% in the nine months ended September 30, 1998 to $8,967,863 from $9,734,891 for the nine months ended September 30, 1997. Electrical construction revenue includes the results of the subsidiary acquired in January 1996, Fiber Optic Services, which had revenue of $529,558 for the nine months ended September 30, 1998, compared to $947,792 for the nine months ended September 30, 1997.

     Revenue from mining operations for the nine months ended September 30, 1998 was $1,499,868, compared to $1,425,223 for the nine months ended September 30, 1997, an increase of 5%.

     Operating Results
     Electrical construction operations had an operating profit of $218,934 during the nine months ended September 30, 1998, compared to an operating profit of $1,460,972 during the nine months ended September 30, 1997. The decrease in operating results was primarily due to a decrease in the level of operations and profit margins of Fiber Optic Services and to losses from a single, long-term unit price contract. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At September 30, 1998, the approximate value of uncompleted contracts was $7,425,000, compared to $3,800,000 at September 30, 1997.

     During the nine months ended September 30, 1998, the operating loss from mining operations was $610,451, compared to an operating loss of $7,636 during the nine months ended September 30, 1997. The decrease in operating results from mining operations in 1998 was due to the charge of $354,156 for impairment losses relating to the Harlan coal royalty and the San Pedro mine note receivable and to losses relating to an off-site mining construction contract. Operating profit (loss) includes royalty income and depreciation expense.

     During the nine months ended September 30, 1998, the cost of mining exceeded the related mining revenue by $18,516, compared to mining revenue exceeding the related cost of mining by $234,854 during the nine months ended September 30, 1997. During the three months ended September 30, 1998, the cost of mining exceeded the related mining revenue by $42,940, compared to mining revenue exceeding the related cost of mining by $40,643 during the three months ended September 30, 1997. The losses for the 1998 periods were primarily a result of an off-site mining construction contract that is expected to be completed by the first quarter of 1999.

     St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 10,846 tons of natural zeolite during the nine months ended September 30, 1998, compared to 11,863 tons during the nine months ended September 30, 1997.

     Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the nine months ended September 30, 1998, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company
     ("Lordsburg"), sold 16,314 tons of construction aggregate material, compared to 19,848 tons sold during the nine months ended September 30, 1997.

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

     Other Income
     Other income for nine months ended September 30, 1998 was $241,374, compared to $353,851 for the three months ended September 30, 1997. The decrease was primarily due to the results of the sale of property and equipment in the electrical construction operations.

     Costs and Expenses
     Total costs and expenses and the components thereof increased to $11,939,325 for the nine months ended September 30, 1998 from $10,656,303 for the like period in 1997 as a result of increased electrical construction costs, increased off-site mining construction costs and the charge for impairment losses as mentioned above.

     Electrical construction costs were $8,241,276 and $7,820,628 in the nine months ended September 30, 1998 and 1997, respectively.

     Mining costs were $1,518,384 for the nine months ended September 30, 1998 as compared to $1,190,369 for the nine months ended September 30, 1997.

     Depreciation and amortization was $797,932 in the nine months ended September 30, 1998, compared to $746,781 in the nine months ended September 30, 1997.

     General corporate expenses of the Company increased to $1,080,077 in the nine months ended September 30, 1998, compared to $939,525 in the nine months ended September 30, 1997. The 1998 period included increases in various categories including consulting expenses relating to the implementation of new computers and accounting software and the expensing of previously deferred legal and accounting fees relating to the start-up costs of a new mining venture.

     Results of Operations   Three Months Ended September 30, 1998
     Compared to Three Months Ended September 30, 1997.

     Net Income (Loss)
     The Company incurred a net loss of $849,034 for the three months ended September 30, 1998, compared to net income of $115,643 for the three months ended September 30, 1997. Net income for the three months ended September 30, 1997 included an income tax expense of $86,500.

     Revenues
     Total revenues for the three months ended September 30, 1998 were $2,574,977, compared to $4,010,776 in the like 1997 period, a decrease of 36%. The decrease in revenues was primarily attributable to electrical construction operations.

     Electrical construction revenue decreased by 43% in the three months ended September 30, 1998 to $1,955,420 from $3,442,203 for the three months ended September 30, 1997. The decrease in electrical construction revenue was primarily due to a decreased level of construction activity. Electrical construction revenue includes the results of the subsidiary acquired in January 1996, Fiber Optic Services, which had revenue of $90,556 for the three months ended September 30, 1998, compared to $358,118 for the three months ended September 30, 1997.

     Revenue from mining operations for the three months ended September 30, 1998 was $579,275, compared to $395,286 for the three months ended September 30, 1997. The increase in revenue from mining for 1998 was primarily a result of a single off-site construction contract which is expected to be completed by the first quarter of 1999.

     Operating Results
     Electrical construction operations had an operating loss of $230,561 during the three months ended September 30, 1998, compared to an operating profit of $369,096 during the three months ended September 30, 1997. The decrease in operating results was primarily due to a decrease in the level of operations and profit margins of Fiber Optic Services and to losses from a single, long-term unit price contract.

     During the three months ended September 30, 1998, the operating loss from mining operations was $377,191, compared to an operating loss of $40,186 during the three months ended September 30, 1997. The decrease in operating results from mining operations in 1998 was due to the charge of $258,538 for an impairment loss relating to the Royalstar note receivable and to losses from an off-site construction contract. Operating profit (loss) includes royalty income and depreciation expense.

     St. Cloud sold 4,026 tons of natural zeolite during the three months ended September 30, 1998, compared to 3,922 tons during the three months ended September 30, 1997.

     Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the three months ended September 30, 1998, Lordsburg sold 6,089 tons of construction aggregate material, compared to 3,879 tons sold during the three months ended September 30, 1997.

     Other Income
     Other income for three months ended September 30, 1998 was $40,282, compared to $173,287 for the three months ended September 30, 1997. The decrease was primarily a result of decreased deferred gain recognized from the previous sale of the stock of The San Pedro Mining Corporation and the loss on the sale of property and equipment in the electrical construction operations.

     Costs and Expenses
     Total costs and expenses and the components thereof decreased to $3,424,011 for the three months ended September 30, 1998 from $3,808,633 for the like period in 1997 primarily as a result of decreased electrical construction activity.

     Electrical construction costs were $2,009,117 and $2,911,685 in the three months ended September 30, 1998 and 1997, respectively. The decrease in costs was attributable to a lower level of operations.

     Mining costs were $622,215 for the three months ended September 30, 1998 as compared to $354,643 for the three months ended
     September 30, 1997. This increase was primarily the result of an off-site mining construction contract.

     Depreciation and amortization was $270,077 in the three months ended September 30, 1998, compared to $265,251 in the three months ended September 30, 1997.

     General corporate expenses of the Company decreased to $281,564 in the three months ended September 30, 1998, compared to $295,054 in the three months ended September 30, 1997.

     Liquidity and Capital Resources
     Cash and cash equivalents at September 30, 1998 were $3,125,416 as compared to $4,397,281 as of December 31, 1997. Working capital at September 30, 1998 was $5,378,250, compared to $6,371,043 at
     December 31, 1997. However, the Company's ratio of current assets to current liabilities improved to 10.1 to 1 at September 30, 1998, from 7.3 to 1 at December 31, 1997 because of the lower level of accounts payable and accrued liabilities at September 30, 1998.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $17,819 in each of the nine month periods ended September 30, 1998 and 1997. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1999, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the nine months ended September 30, 1998 and 1997. However, since 1996 $100,000 of this line of credit has been reserved for a standby letter of credit.

     The Company's capital expenditures for the nine months ended
     September 30, 1998 were $1,085,200, compared to $968,636 for the nine months ended September 30, 1997.

     Year 2000

     Background
     In the past, many computers, software programs, and other information technology ("IT systems"), as well as other equipment relying on microprocessors or similar circuitry ("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, date-sensitive systems (both IT systems and non-IT systems) may recognize a date identified with "00" as the year 1900, rather than the year 2000. This is generally described as the Year 2000 issue. If this situation occurs, the potential exists for system failures or miscalculations, which could impact business operations.

     The Securities and Exchange Commission ("SEC") has asked public companies to disclose four general types of information related to Year 2000 preparedness: the Company's state of readiness, costs, risks, and contingency plans. See SEC Release No. 33-7558 (July 29,
     1998). Accordingly, the Company has included the following discussion in this report, in addition to the Year 2000 disclosures previously filed with the SEC.

     State of Readiness
     The Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications are under way. The Company plans on completing the modifications to and testing of all significant systems by the end of fiscal 1999.

     In addition, the Company has been communicating with customers, suppliers, banks, vendors and others with whom it does significant business (collectively, its "business partners") to determine their Year 2000 readiness and the extent to which the Company is vulnerable to any other organization's Year 2000 issues. Based on these communications and related responses, the Company is monitoring the Year 2000 preparations and state of readiness of its business partners. Although the Company is not aware of any significant Year 2000 problems with its business partners, there can be no guarantee that the systems of other organizations on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another organization, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Costs
     The total cost to the Company of Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The total costs to the Company of addressing Year
     2000 issues are estimated to be less than $10,000. These total costs, as well as the date on which the Company plans to complete the Year
     2000 modification and testing processes, are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those estimates.

     Risks
     The Company utilizes IT systems and non-IT systems in various aspects of its business.
     Year 2000 problems in some of the Company's systems could possibly disrupt operations, but the Company does not expect that any such disruption would have a material adverse impact on the Company's operating results.

     The Company is also exposed to the risk that one or more of its customers, suppliers or vendors could experience Year 2000 problems that could impact the ability of such customers to transact business or such suppliers or vendors to provide goods and services. Although this risk is lessened by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations.

     Contingency Plans
     The Company is in the process of developing contingency plans for the Company's IT systems and non-IT systems requiring Year 2000 modification. In addition, the Company is developing contingency plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems. These contingency plans will include the identification, acquisition and/or preparation of backup systems, suppliers and vendors.


                     PART II.  OTHER INFORMATION


     Item 5.   Other Information

     None.

     Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

          None.

     (b)  Reports on Form 8-K

          No Current Report on Form 8-K was filed
          during the quarter ended September 30,
          1998.



                        SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE GOLDFIELD CORPORATION
                                        (Registrant)


     Date:  November 10, 1998       /s/  John H. Sottile
                                    (John H. Sottile)
                                    Chairman, President, and
                                    Chief Executive Officer



                                      /s/  Stephen R. Wherry
                                    (Stephen R. Wherry)
                                    Vice President, Treasurer and
                                    Chief Financial Officer