Form 10-K
period 1998-12-31
GOLDFIELD CORP
filed 1999-03-10
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-K

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
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

      Title of each class                         Name of each exchange on
          Common Stock,                               which registered
     Par Value $.10 per share                   American Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X     No ___
   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   On February 22, 1999, the aggregate market value (based upon the closing price on the American Stock Exchange, Inc.) of the common stock held by nonaffiliates was approximately $6.6 million.

   As of February 22, 1999, 26,854,748 shares of the Registrant's common stock were outstanding.

                       Documents Incorporated by Reference
                 Document                                 Where Incorporated
   Proxy Statement for 1999 Annual Meeting                      Part III


                                   PART I

     Item 1.   Business.

     The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is engaged in electrical construction and mining activities. Since January 1, 1996, the electrical construction segment has included the construction of fiber optic communication systems. Unless the context otherwise requires, the terms "Goldfield" and "the Company" as used herein mean The Goldfield Corporation and its consolidated subsidiaries. For information concerning sales, operating profits and identifiable assets by business segment, see note 15 of notes to consolidated financial statements.

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

     It is the Company's policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer's satisfaction and schedule. As a result of this policy and the magnitude of some of the construction projects undertaken by the Company, a substantial portion of the Company's annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 15 of notes to consolidated financial statements.

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

     The magnitude and duration of projects undertaken by the Company vary, which may result in substantial fluctuations in its backlog from time to time. At February 1, 1999, the approximate value of uncompleted contracts was $7,580,000, compared to $1,500,000 at March 1, 1998 and $4,000,000 at February 14, 1997.

     As of February 5, 1999, electrical construction had a staff of 16 salaried employees, including executive officers, division managers, superinten-dents, project managers and administrative personnel. In addition, at such date, electrical construction had 94 hourly-rated employees, none of whom are affiliated with any trade or labor organization. The number of hourly-rated employees fluctuates depending upon the number and size of projects under construction at any particular time. The Company believes that the experience and continuity of its employees has been an important factor in its success. Management of the Company believes its relations with both its salaried and hourly rated employees are good.

     The Company is subject to the authority of state and municipal regulatory bodies concerned with the licensing of contractors. The Company believes that it is in compliance with such licensing requirements in all jurisdictions in which it conducts its business.

     The administrative and maintenance facilities of Southeast Power are located on a 13-acre tract of land near Titusville, Florida, which is owned by the Company. The office building has 3,744 feet of floor space and the shop and buildings contain approximately 17,000 feet of floor space.

     The administrative and maintenance facility of Fiber Optic Services is located in Largo, Florida, where the Company leases approximately 10,100 square feet of space at an average annual rental rate of $48,800. This lease, which expires in March 2001, may be renewed for two additional two year terms.

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

     In 1998, St. Cloud sold 14,095 tons of natural zeolite, compared to 15,013 tons and 14,456 tons in 1997 and 1996, respectively. St. Cloud has made several modifications to its zeolite operation, including the addition of cation exchange capacity for added value products, drying, warehousing, bagging, blending and additional classification capabilities to expand markets for the products.

     At February 5, 1999, St. Cloud had a total of 23 full-time employees, none of whom are affiliated with trade or labor organizations.

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

     During 1994, the Company implemented a plan to refocus mining operations on the production of industrial minerals. As a result, mineralized siliceous converter flux sales at St. Cloud were virtually discontinued. Subsequent to the first quarter of 1992, the only base and precious metal mining activity at St. Cloud was the sale of stockpiled ore of mineralized siliceous converter flux. No significant amount of stockpiled ore remains at St. Cloud. There have been no such sales since 1994.

     As part of the industrial mineral operations, as well as the Company's construction aggregate operations described below, the Company provides off-site construction services utilizing existing mining personnel and equipment. Such construction projects have included restoring an endangered species habitat, closure of a municipal landfill, and providing construction aggregates for road projects.

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

     Lordsburg

     In 1990, The Lordsburg Mining Company, a Florida corporation and a wholly-owned subsidiary of the Company ("Lordsburg"), entered into a venture agreement with Federal Resources Corporation ("Federal") to explore, develop and mine deposits near the town of Lordsburg in southwestern New Mexico. Under this operating agreement, Federal conveyed and assigned to the venture, The Lordsburg Mining Company, approximately 12,000 acres of patented and unpatented mining claims which include certain mining claims leased in the Lordsburg Mining District by Federal, and existing milling facilities, buildings and other personal property located on the claims.
     In April 1994, the Company acquired Federal's 50% interest in the Lordsburg properties for $75,000. Prior to the acquisition of Federal's interest, Lordsburg did not produce sufficient revenue over the related expenses to permit a net proceeds distribution to Lordsburg and Federal.

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

     Lordsburg sold 16,547 tons of construction aggregate material in 1998, compared to 24,553 tons and 14,070 tons in 1997 and 1996, respectively. Lordsburg sold 17,190 tons of barren, siliceous flux to copper smelters in 1996. There have been no barren, siliceous flux sales since 1996.

     At February 5, 1999, Lordsburg had a total of three full-time employees in New Mexico, none of whom are affiliated with trade or labor organizations.

     San Pedro

     In April 1993, the capital stock of The San Pedro Mining Corporation ("San Pedro" a then wholly-owned subsidiary of the Company), was sold for $1,220,000, of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 plus interest through October 1999. Effective December 23, 1997, terms of the note and mortgage were modified to defer principal payments to November 1998. The purchaser failed to make the October 1998 scheduled interest payment and on-going discussions with the debtor indicate that collection of the principal balance is doubtful. Under the circumstances, management has determined the note receivable to be an impaired asset and has written off the unpaid balance of the note. Future discounted cash flows have been estimated by management to be zero. The impairment loss of $258,538 has been separately identified as a component of continuing operations. The loss, which was recognized in the third quarter of 1998, has been included in the Company's operating results from mining.

     Royalty

     In connection with a coal mining property in Harlan, Kentucky, formerly owned by the Company, the Company retains a coal royalty which provides for a royalty between 1 1/2% to 3% per year, originally to be paid until 2002. The original royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement was extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Since February 1996, Great Western Coal, Inc. ("Great Western"), the owner of the coal property, has generally failed to make the required royalty payments. On July 1, 1998, the Company filed suit against Great Western for breach of contract. Under the circumstances, management has determined the royalty interest to be an impaired asset.
     The fair value of the Harlan coal royalty has been determined by management to be zero as there is no open market for the sale of this royalty and future discounted cash flows have been estimated by management to be zero. The impairment loss of $95,618 has been separately identified as a component of continuing operations. The loss, which was recognized in the second quarter of 1998, has been included in the Company's operating results from mining.

     Item 2.  Properties.

     For information with respect to the principal properties and equipment utilized in the Company's mining and electrical construction operations, see "Item 1. Business."

     The Company's principal office is located in Melbourne, Florida, where the Company leases 4,503 square feet of space at an annual rental rate of $64,978. The lease, which expires in January 2001, may be renewed for one additional three-year term.

     Item 3.  Legal Proceedings.

     There are no material pending legal proceedings, other than routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

     Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of 1998.


                                   PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.

     The Common Stock of the Company is traded on the American Stock Exchange, Inc. under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 1998 and 1997:

                                     1998                      1997
                                High       Low            High        Low
     First Quarter              7/16       5/16           3/8         1/4
     Second Quarter             3/8        5/16           3/8         1/4
     Third Quarter              7/16       1/4            7/16        1/4
     Fourth Quarter             5/16       3/16           1/2         5/16

     As of February 22, 1999, the Company had approximately 18,970 holders of record.

     No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Item 6.   Selected Financial Data.

     The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1998:

                                          Years Ended December 31,
                               1998        1997       1996     1995     1994
                                  (in thousands except per share amounts)
     Statements of Operations
       Total revenues         $16,782    $15,974    $13,544   $13,328  $13,394
       Net (loss) income         (610)       414       (338)     (678)  (1,101)
       (Loss) earnings
         per share of
         common stock           (0.02)      0.01      (0.01)    (0.03)   (0.04)
     Balance Sheets
       Total assets            14,213     13,967     13,652    13,847   14,458
       Working capital          6,144      6,371      5,934     6,241    7,511
       Stockholders' equity    12,200     12,834     12,443    12,805   13,506

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               Results of Operations

     Net (Loss) Income
     The Company incurred a net loss of $609,630 for the year ended December 31, 1998, compared to net income of $413,971 for the year ended December 31, 1997 and a net loss of $337,838 for the year ended December 31, 1996. The net loss for the year ended December 31, 1998 included a charge of $354,156 for impairment losses related to the Harlan coal royalty and the San Pedro mine note receivable as discussed in Note 5 to the consolidated financial statements. Net (loss) income for the years ended December 31, 1998 and 1997, included income tax expense of $23,322 and $340,731, respectively. There was no tax expense for the year ended December 31, 1996.

     Revenues
     Total revenues in 1998 were $16,781,913, compared to $15,974,357 and $13,544,392 in 1997 and 1996, respectively. The increase in revenues was primarily attributable to a higher level of activity in electrical construction operations.

     Electrical construction revenue increased by 5% in 1998 to $14,447,808 from $13,742,723 for 1997 and $11,628,898 in 1996. Electrical construction revenue includes the results of the subsidiary acquired in January 1996, Fiber Optic Services, Inc. which had revenue, net of intercompany elimination, of $805,783 for 1998, compared to $1,114,954 for 1997 and $788,690 for 1996.

     Revenue from mining operations increased by 12% to $2,041,259 for the year ended 1998 from $1,814,583 for the year ended 1997. The increase in revenue from mining for 1998 was primarily a result of new off-site construction contracts utilizing existing mining personnel and equipment. In 1996, revenue from mining operations was $1,506,797.

     Operating Results
     Electrical construction operations had an operating profit of $1,232,711 during 1998, compared to operating profits of $1,715,608 in 1997 and $578,265 in 1996. The decrease in operating results in 1998 was primarily due to a decrease in the level of operations and profit margins of Fiber Optic Services and to losses from a single unit price contract. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At February 1, 1999, the approximate value of uncompleted contracts was $7,580,000, compared to $1,500,000 at March 1, 1998.

     The operating loss from mining operations was $656,538 for 1998, compared to operating losses of $82,003 and $179,542 in 1997 and 1996, respectively. The decrease in operating results from mining operations in 1998 was due primarily to the charge of $354,156 for impairment losses relating to the Harlan coal royalty and the San Pedro mine note receivable and to losses relating to an off-site mining construction contract, which was completed in December 1998. Operating (loss) profit includes royalty income and depreciation expense.

     Other Income
     Other income for 1998 was $292,846, compared to $407,051 and $388,697 for 1997 and 1996, respectively. The decrease in other income for 1998 was primarily a result of lower interest income.

     Costs and Expenses
     Total costs and expenses and the components thereof, increased to $17,368,221 for 1998 from $15,219,655 in 1997 and $13,882,230 in 1996 as a result of increased electrical construction costs, increased off-site mining construction costs and the charge for impairment losses mentioned above.

     Electrical construction costs were $12,522,747, $11,361,069 and $10,482,506 in 1998, 1997 and 1996, respectively. The increase in costs for 1998 was attributable to a higher level of operations.

     Mining costs were $2,029,940 for 1998 as compared to $1,565,801 in 1997 and $1,388,150 in 1996. The increase in the 1998 period was primarily a result of an off-site mining construction contract.

     Depreciation and amortization was $1,072,876 in 1998, compared to $1,058,403 in 1997 and $916,726 in 1996.

     General corporate expenses of the Company increased to $1,455,327 in 1998, compared to $1,285,954 in 1997 and $1,125,348 in 1996. The 1998 period included increases in various categories including consulting expenses relating to the implementation of new computers and accounting software.


                          Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 1998 were $2,616,465 as compared to $4,397,281 as of December 31, 1997. Working capital at December 31, 1998 was $6,143,737, compared to $6,371,043 at December 31, 1997. However, the Company's ratio of current assets to current liabilities declined to
     4.1 to 1 at December 31, 1998, from 7.3 to 1 at December 31, 1997 because of the higher level of accounts payable and accrued liabilities at December 31, 1998.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $23,758 in each of the years ended December 31, 1998, 1997 and 1996. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between Southeast Power and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires April 30, 1999, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the three years ended December 31, 1998. However, since 1996, $100,000 of this line of credit has been reserved for a standby letter of credit.

     The Company's capital expenditures for the year ended December 31, 1998 decreased to $1,193,684 from $1,450,914 for 1997. Capital expenditures in 1999 are expected to be approximately $1,100,000, which the Company expects to finance through existing credit facilities or cash reserves.

     Year 2000 Compliance

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

       State of Readiness
     The Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications are under way. The Company plans on completing the modifications to and testing of all significant systems by July 1999.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


     /s/
     KPMG LLP

     Orlando, Florida
     February 19, 1999

                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      1998             1997
ASSETS
Current assets
  Cash and cash equivalents                       $ 2,616,465      $ 4,397,281
  Accounts receivable and accrued billings          3,133,855        1,829,644
  Current portion of notes receivable (Note 5)        123,393           78,946
  Inventories (Note 2)                                346,799          218,502
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 3)      1,793,119          791,360
  Prepaid expenses and other current assets            83,428           74,368
    Total current assets                            8,097,059        7,390,101
Property, buildings and equipment, net (Note 4)     4,450,256        4,510,158
Notes receivable, less current portion (Note 5)       293,956          672,576
Deferred charges and other assets
  Deferred income taxes (Note 6)                      548,000          548,000
  Land held for sale                                   52,448               --
  Coal royalty at cost, net of accumulated
    amortization of $210,793 in 1997 (Note 5)              --          108,657
  Cash surrender value of life insurance (Note 7)     771,430          737,050
    Total deferred charges and other assets         1,371,878        1,393,707
Total assets                                      $14,213,149      $13,966,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities
    (Note 8)                                      $ 1,905,457      $   917,279
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 3)         13,769           73,048
  Current portion of deferred gain on
    installment sales                                  10,774               --
  Income taxes payable (Note 6)                        23,322           28,731
    Total current liabilities                       1,953,322        1,019,058

Deferred gain on installment sales,
  less current portion                                 59,596          113,865
Total liabilities                                   2,012,918        1,132,923
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock
    (Note 9)                                          339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    26,872,106 shares (Notes 9, 10 and 11)          2,687,211        2,687,211
  Capital surplus                                  18,369,860       18,369,860
  Accumulated deficit                              (9,177,527)      (8,544,139)
    Total                                          12,218,951       12,852,339
  Less common stock in treasury, 17,358
    shares, at cost                                    18,720           18,720
    Total stockholders' equity                     12,200,231       12,833,619
Total liabilities and stockholders' equity        $14,213,149      $13,966,542

See accompanying notes to consolidated financial statements


                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                     1998            1997            1996

Revenue
  Electrical construction         $14,447,808     $13,742,723     $11,628,898
  Mining                            2,041,259       1,814,583       1,506,797
  Royalty income                           --          10,000          20,000
  Other income, net (Note 12)         292,846         407,051         388,697
    Total revenue                  16,781,913      15,974,357      13,544,392

Costs and expenses
  Electrical construction          12,522,747      11,361,069      10,482,506
  Mining                            2,029,940       1,565,801       1,388,150
  Depreciation and amortization     1,072,876       1,058,403         916,726
  Impairment losses (Note 5)          354,156              --              --
  General and administrative        1,388,502       1,234,382       1,094,848
    Total costs and expenses       17,368,221      15,219,655      13,882,230

(Loss) income from operations
  before income taxes                (586,308)        754,702        (337,838)

Income taxes (Note 6)                  23,322         340,731              --

Net (loss) income                    (609,630)        413,971        (337,838)

Preferred stock dividends              23,758          23,758          23,758

(Loss) income available to
  common stockholders             $  (633,388)    $   390,213     $  (361,596)

Basic and diluted (loss)
  earnings per share of
  common stock (Note 11)          $     (0.02)    $      0.01     $     (0.01)

Weighted average number of
  common shares outstanding        26,854,748      26,854,748      26,854,748

See accompanying notes to consolidated financial statements


                           THE GOLDFIELD CORPORATION
                              and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                           1998          1997           1996
Cash flows from operating activities
  Net (loss) income                    $ (609,630)   $  413,971     $ (337,838)
Adjustments to reconcile net (loss)
  income to net cash (used by)
  provided from operating activities
  Depreciation and amortization         1,072,876     1,058,403        916,726
  Impairment losses                       354,156            --             --
  Deferred income taxes                        --       312,000             --
  Loss (gain) on sale of property
    and equipment                          32,215       (14,499)       (32,288)
  Cash provided by (used by) changes in
     Accounts receivable and accrued
       billings                        (1,304,211)     (409,374)       117,769
     Inventories                         (128,297)        9,547        (62,441)
     Costs and estimated earnings in
       excess of billings on
       uncompleted contracts           (1,001,759)     (191,058)        38,884
     Prepaid expenses and other
       current assets                      (9,060)      (10,574)        98,676
     Land held for sale                   (52,448)           --             --
     Cash surrender value of life
       insurance                          (34,380)     (104,311)      (117,240)
     Accounts payable and accrued
       liabilities                        988,553       (37,087)       134,519
     Billings in excess of costs
       and estimated earnings on
       uncompleted contracts              (59,279)       (1,023)        38,920
     Deferred gain on installment sales    52,592       (66,535)        (6,360)
     Income taxes payable                  (5,409)       28,731             --
         Net cash (used by) provided
           from operating activities      (704,081)      988,191       789,327

Cash flows from investing activities
  Proceeds from the disposal of
     property and equipment                161,534       110,215        46,658
  Loans granted                           (245,145)     (139,969)     (113,878)
  Collections from notes receivable        224,318       303,318       200,445
  Purchases of property and equipment   (1,193,684)   (1,450,914)     (563,268)
  Payments made to acquire fixed assets
    of Fiber Optic Services                     --            --      (173,138)
    Net cash used by investing
      activities                        (1,052,977)   (1,177,350)     (603,181)

Cash flows from financing activities
  Payments of preferred stock dividends    (23,758)      (23,758)      (23,758)

Net (decrease) increase in cash and
  cash equivalents                      (1,780,816)     (212,917)      162,388
Cash and cash equivalents at
  beginning of period                    4,397,281     4,610,198     4,447,810
Cash and cash equivalents at end
  of period                             $2,616,465    $4,397,281    $4,610,198

Supplemental disclosure of cash
  flow information
  Income taxes paid                     $   28,731    $       --    $       --

See accompanying notes to consolidated financial statements


                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                Years Ended December 31,
                                          1998          1997           1996
STOCKHOLDERS' EQUITY
ACCUMULATED       Beginning balance   $(8,544,139)  $(8,934,352)   $(8,572,756)
DEFICIT           Net (loss) income      (609,630)      413,971       (337,838)
                  Cash dividends
                   Series A Stock
                   (per share:  7%)       (23,758)      (23,758)       (23,758)
                  Ending balance       (9,177,527)   (8,544,139)    (8,934,352)

PREFERRED         Beginning and
STOCK SERIES A     ending balance         339,407       339,407        339,407

COMMON STOCK      Beginning and
                   ending balance       2,687,211     2,687,211      2,687,211

CAPITAL           Beginning and
SURPLUS            ending balance      18,369,860    18,369,860     18,369,860

TREASURY STOCK    Beginning and
                   ending balance         (18,720)      (18,720)       (18,720)

                  Total consolidated
                   stockholders'
                   equity             $12,200,231   $12,833,619    $12,443,406


SHARES OF CAPITAL STOCK ISSUED
PREFERRED         Beginning and
STOCK SERIES A     ending balance         339,407       339,407        339,407

COMMON STOCK      Beginning and
                   ending balance      26,872,106    26,872,106     26,872,106

TREASURY STOCK    Beginning and
                   ending balance          17,358        17,358         17,358

See accompanying notes to consolidated financial statements


                            THE GOLDFIELD CORPORATION
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


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

     Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

     Coal Royalty - The original Harlan coal royalty agreement provided that the Company was to receive annual minimum royalties in the amount of $150,000. During the year ended December 31, 1996, the Company did not receive any 1996 minimum royalty payments. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. Such annual minimum royalties are recognized when realization of the income is assured. On January 9, 1998, the Company declared a default in the Harlan coal royalty agreement for failure to make required monthly payments. The Company has brought court action to enforce its rights under the agreement. The Company has reduced the carrying value of the royalty to zero during 1998.

     Mining Revenues - Zeolite sales are recorded upon delivery. Other sales are recorded in the month of delivery. Recorded values are adjusted periodically and upon final settlement.

     Mine Exploration and Development - Exploration costs and normal development costs at operating mines are charged to operations as incurred.

     Long-Term Electrical Contracts - Revenues are earned under long-term fixed price contracts and units of delivery contracts. Revenues from units of delivery contracts are recorded as the service is performed.
     For completed units of delivery contracts, the revenue is based on actual billings. For uncompleted units of delivery contracts the revenue is based on actual labor hours incurred and estimated final billing rates. Revenues from long-term fixed price construction contracts are recognized on the percentage-of-completion method measured by comparing the costs incurred to date to the estimated total costs to be incurred for each contract. The asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

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

     Financial Instruments Fair Value, Concentration of Business and Credit Risks - The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accrued billings and retainage in the amount of $1,849,115 at December 31, 1998 due from electrical utilities pursuant to contract terms. The Company considers these electrical utility customers to be creditworthy.

     Reclassifications   Certain amounts in 1997 and 1996 have been reclassified
     to conform to the 1998 presentation.

     Note 2   Inventories

     Inventories at December 31, consisted of:

                                        1998          1997
     Materials and supplies           $257,788      $110,399
     Industrial mineral products        72,212        45,169
     Ores in process                    16,799        62,934
     Total inventories                $346,799      $218,502

     Note 3 - Costs and Estimated Earnings on Uncompleted Contracts

     Long-term fixed price construction contracts in progress accounted for using the percentage-of-completion method at December 31 consisted of:

                                                      1998            1997
     Costs incurred on uncompleted contracts      $3,201,099      $5,269,002
     Estimated earnings                            1,719,030         828,429
                                                   4,920,129       6,097,431
     Less billings to date                         3,140,779       5,379,119
                                                  $1,779,350      $  718,312
     Included in the balance sheets under
       the following captions
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts                   $1,793,119        $791,360
         Billings in excess of costs
           and estimated earnings
           on uncompleted contracts                   (13,769)        (73,048)
     Total                                         $1,779,350        $718,312

     The amounts billed but not paid by customers pursuant to retention provisions of long-term construction contracts were $202,095 and $346,283 at December 31, 1998 and 1997, respectively. Such retainage is expected to be collected within the next twelve months.

     Note 4   Property, Buildings and Equipment

     Balances of major classes of properties at December 31 consisted of:

                                                  1998             1997
     Land, mines and mining claims           $  5,266,753      $ 5,255,047
     Buildings and improvements                 1,732,442        1,728,278
     Machinery and equipment                   15,542,364       14,966,807
     Construction in progress                     128,723           23,935
       Total                                   22,670,282       21,974,067
     Less accumulated depreciation,
       depletion and amortization              18,220,026       17,463,909
     Net properties, buildings and
       equipment                              $ 4,450,256      $ 4,510,158

     As a matter of policy, management of the Company reviews the net carrying value of all properties, buildings and equipment on a periodic basis. As a result of such review, no write-down was considered necessary during any of the years in the three-year period ended December 31, 1998.

     Note 5   Impairment Losses

     In connection with a coal mining property in Harlan, Kentucky, formerly owned by the Company, the Company retains a coal royalty which provides for a royalty between 1 1/2% to 3% per year, originally to be paid until 2002. Effective February 14, 1997, the agreement was amended to provide for a payment of $20,000 and monthly minimum payments of $5,000 until all minimum royalties are collected. The expiration date of the royalty agreement was extended beyond 2002 to the extent necessary to permit payments of the $150,000 per year minimum royalties. Since February 1996, Great Western Coal, Inc. ("Great Western"), the owner of the property, has generally failed to make the required royalty payments. On July 1, 1998, the Company filed suit against Great Western for breach of contract. Under the circumstances, management has determined the royalty interest to be an impaired asset. The fair value of the Harlan coal royalty has been determined by management to be zero as there is no open market for the sale of this royalty and future discounted cash flows have been estimated by management to be zero. The impairment loss of $95,618 has been separately identified as a component of continuing operations. The loss, which was recognized in the second quarter of 1998, has been included in the Company's operating results from mining.

     In April 1993, the capital stock of The San Pedro Mining Corporation was sold for $1,220,000, of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 plus interest through October 1999. Effective December 23, 1997, terms of the note and mortgage were modified to defer principal payments to November 1998. The purchaser failed to make the October 1998 scheduled interest payment and on-going discussions indicate that collection of the principal balance is doubtful. Under the circumstances, management has determined the note receivable to be an impaired asset and has written off the unpaid balance of the note. Future discounted cash flows have been estimated by management to be zero. The impairment loss of $258,538 has been separately identified as a component of continuing operations. The loss, which was recognized in the third quarter of 1998, has been included in the Company's operating results from mining.

     Note 6 - Income Taxes

     The income tax provisions for the years ended December 31 consisted of:

                         1998           1997          1996
     Current
       Federal        $     --       $  5,000       $    --
       State            23,322         23,731            --
                        23,322         28,731            --
     Deferred
       Federal              --        261,000            --
       State                --         51,000            --
                            --        312,000            --
     Total            $ 23,322       $340,731       $    --

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities as of December 31 consisted of:

                                                      1998             1997
     Deferred tax assets
       Depletion, mineral rights and deferred
         development and exploration costs       $    354,000      $  324,000
       Accrued workers' compensation costs             11,000          28,000
       Note receivable principally due to
         allowance                                    135,000              --
       Accrued vacation and bonus                      25,000          14,000
       Property and equipment, principally
         due to differences in depreciation
         and valuation write-downs                    325,000         358,000
       Contingent salary payments recorded
         as goodwill for tax purposes                   7,000           7,000
       Net operating loss carryforwards             2,722,000       2,644,000
       Investment tax credit carryforwards              9,000         209,000
       Alternative minimum tax credit
         carryforwards                                262,000         262,000
                                                    3,850,000       3,846,000
     Valuation allowance for deferred tax
       assets                                      (3,265,000)     (3,298,000)
       Total deferred tax assets                      585,000         548,000
     Deferred tax liabilities
       Deferred gain on sale of subsidiary            (37,000)             --
       Total net deferred tax assets             $    548,000      $  548,000

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company decreased the valuation allowance for net deferred tax assets by $33,000 for the year ended December 31, 1998.

     At December 31, 1998, the Company had tax net operating loss carryforwards of approximately $7,000,000 available to offset future regular taxable income, which if unused, will expire from 2000 through 2018.

     Additionally, the Company at December 31, 1998 had investment tax credit carryforwards of approximately $9,000 available to reduce future Federal income taxes, which if unused, will expire in 2000. In addition, the Company has alternative minimum tax credit carryforwards of approximately $262,000, which are available to reduce future Federal income taxes over an indefinite period.

     The differences between the Company's effective income tax rate and the Federal statutory rate for the years ended December 31 are reconciled below:

                                              1998       1997         1996
     Federal statutory rate (benefit)        (34.0)%     34.0%       (34.0)%
     State income tax                          3.8        6.5         (3.6)
     Non-deductible expenses                   6.6        2.5          6.4
     Expiration of investment tax credits     32.8        7.4           --
     Valuation allowance                      (5.4)      (5.2)        31.2
     Total                                     3.8%      45.2%          -- %

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

     Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company's contributions to the plan are discretionary and amounted to approximately $95,000, $96,000 and $79,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Note 8   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities at December 31 consisted of:

                                            1998          1997
     Accounts payable                   $1,277,929      $430,176
     Bonuses                               331,267       199,382
     Payroll and related expenses          149,300       130,970
     Worker's compensation
       insurance reserve                    29,927        73,302
     Insurance                              80,157        29,735
     Other                                  36,877        53,714
     Total                              $1,905,457      $917,279

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

     At December 31, 1998, 26,872,106 shares of Common Stock were issued and 388,597 shares of Common Stock were reserved for possible conversion of the Series A Stock.

     Note 10 -  The Goldfield Corporation 1998 Executive Long-Term Incentive
                Plan

     In 1998 the stockholders of the Company approved the 1998 Executive Long-Term Incentive Plan, which plan permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Share and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. Sale price for common stock will be based on fair market value at date of grant. The maximum number of shares available for grant under the plan shall be 1,300,000.

     As of December 31, 1998, no options have been granted nor shares issued in connection with the Executive Long-Term Incentive Plan.

     Note 11   Basic (Loss) Earnings Per Share of Common Stock

     Basic (loss) earnings per common share, after deducting dividend requirements on the Company's Series A Stock of $23,758 in each of the years ended December 31, 1998, 1997 and 1996 was based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the years ended December 31, 1998, 1997 and 1996. Convertible Preferred Stock is not considered in the basic (loss) earnings calculation because its effect would be anti-dilutive.

     Note 12 - Other Income, Net

     Other income, net for the years ended December 31 consisted of:

                                       1998             1997            1996
     Interest income                 $221,775         $300,241        $283,538
     Recognized gain on
       installment sale of
       subsidiary (Note 5)                 --           66,313          24,360
     Recognized gain on
       installment sale of lots        87,785              221              --
     Gain (loss) on sale of
       equipment                      (32,215)          14,499          32,288
     Other                             15,501           25,777          48,511
     Total other income, net         $292,846         $407,051        $388,697

     Note 13 - Credit Facility

     Under an unsecured line of credit arrangement expiring April 30, 1999 (guaranteed by the Company), the Company's electrical construction subsidiary may borrow up to $1,000,000 at the bank's prime rate of interest. At December 31, 1998 and 1997, no borrowings were outstanding under this line of credit; however, during 1998 and 1997, $100,000 of the line of credit was reserved for a standby letter of credit for the outstanding self-insured workers compensation claims. All stated conditions related to this available credit line have been complied with in 1998 and 1997.

     Note 14 - Acquisition of Fiber Optic Services

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

     Note 15 - Business Segment Information

     The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, in 1998. The adoption of this statement did not have any effect on either the current or prior years' presentation of reportable segments. The Company is primarily involved in two lines of business, mining and electrical construction. There were no material amounts of sales or transfers between lines of business and no material amounts of export sales. Any intersegment sales have been eliminated. The following table sets forth certain segment information for the periods indicated:

                                           1998           1997         1996
Sales from operations to
  unaffiliated customers
    Electrical construction            $14,447,808   $13,742,723   $11,628,898
    Mining                               2,041,259     1,814,583     1,506,797
Total                                  $16,489,067   $15,557,306   $13,135,695

Gross profit
  Electrical construction              $ 1,232,711    $1,715,608   $   578,265
  Mining                                  (656,538)      (82,003)     (179,452)
Total gross profit                         576,173     1,633,605       398,813

Interest and other
  income, net                              292,846       407,051       388,697
General corporate expenses              (1,455,327)   (1,285,954)   (1,125,348)
  (Loss) income from
     operations before
     income taxes                      $  (586,308)   $  754,702   $  (337,838)

Identifiable assets
  Electrical construction              $ 8,916,375   $ 7,365,219   $ 6,459,253
  Mining                                 2,586,344     2,745,216     2,835,680
  Corporate                              2,710,430     3,856,107     4,357,310
Total                                  $14,213,149   $13,966,542   $13,652,243

Capital expenditures
  Electrical construction               $  901,347    $1,120,678      $579,032
  Mining                                   191,034       152,783        79,783
  Corporate                                101,303       177,453        77,591
Total                                   $1,193,684    $1,450,914      $736,406

Depreciation, amortization
  and depletion
  Electrical construction               $  692,350    $  666,047      $568,127
  Mining                                   313,701       340,784       306,798
  Corporate                                 66,825        51,572        41,801
Total                                   $1,072,876    $1,058,403      $916,726

     Gross profit is total operating revenue less operating expenses. Gross profit excludes general corporate expenses, interest expense, interest income and income taxes. Royalty income (loss) is included in the calculation of gross profit for the mining segment. Identifiable assets by industry are used in the operations of each industry.

     Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

                             1998               1997               1996
                                  % of               % of                % of
                                 Total              Total               Total
                        Amount   Sales     Amount   Sales     Amount    Sales
 Electrical construction
   Customer A                              $2,910     19      $2,171     17
   Customer B                                                  3,081     23
   Customer C                               1,526     10
   Customer D           $2,321     14       3,383     22
   Customer E            2,490     15

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

                                  PART III

     Item 10.  Directors and Executive Officers of the Registrant.

     Information concerning the directors of the Company will be contained under "Election of Directors" in the Company's 1999 Proxy Statement, which information is incorporated by reference.

     The executive officers of the Company are as follows:

                                       Year In Which
                                       Service Began
          Name and Title(1)              As Officer             Age
      John H. Sottile
        Chairman of the Board of
        Directors, President and
        Chief Executive Officer,
        Director                            1983                 51

      John M. Starling
        Secretary, Director                 1996                 69

      Stephen R. Wherry,
        Vice President, Treasurer
        and Chief Financial Officer         1988                 40

     (1)  As of March 1, 1999.

     Throughout the past five years John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company.

     John H. Sottile has served as Chairman of the Board of Directors since May 1998.

     John M. Starling has been an executive officer of the Company since March 15, 1996. Since June 1998, Mr. Starling has been the principal for the law firm of John M. Starling, P.A. From March 1998 to June 1998, Mr. Starling acted as Of Counsel for the law firm of Dwight W. Severs & Associates, P.A. Between January 1, 1995 and March 1, 1998, Mr. Starling acted as Of Counsel for the law firm of Severs, Stadler & Harris, P.A. Prior to such time, Mr. Starling was a member of the law firm of Holland, Starling, Severs, Stadler & Friedland, P.A.

     The term of office of all directors is until the next annual meeting and the term of office of all officers is for one year and until their successors are chosen and qualify.

     Item 11.  Executive Compensation.

     Information concerning executive compensation will be contained under "Executive Compensation" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information concerning the security ownership of the directors and officers of the registrant will be contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

     Item 13.  Certain Relationships and Related Transactions.

     Information concerning relationships and related transactions of the directors and officers of the Company will be contained under "Election of Directors" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.


                                    PART IV

      Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K.


(a) Financial Statements                                            Page

Report of Independent Certified Public Accountants                   15

Consolidated Balance Sheets - December 31, 1998
  and 1997                                                           16

Consolidated Statements of Operations - Three Years
  ended December 31, 1998                                            17

Consolidated Statements of Cash Flows - Three Years
  ended December 31, 1998                                            18

Consolidated Statements of Stockholders' Equity -
  Three Years ended December 31, 1998                                19

Notes to Consolidated Financial Statements                           20

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

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

*4-3      The Goldfield Corporation 1998 Executive Long-Term Incentive
          Plan.

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

 10-6(d) Amendment dated December 23, 1997 to the Modification of Secured Term Note, Mortgage, Security Agreement and Financing
          Statements between Florida Transport Corporation and The San Pedro Mining Corporation, Royalstar Resources Ltd. and
          Royalstar Southwest, Inc.

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

 11 For computation of per share earnings, see note 11 of notes to consolidated financial statements.

*21       Subsidiaries of Registrant

*23       Consent of Independent Auditors

*24       Powers of Attorney

 (a)      Powers of Attorney

 (b) Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney.

*27 Financial Data Schedule (submitted electronically for SEC information only)

* Filed herewith.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 10, 1999

     THE GOLDFIELD CORPORATION

     By   /s/  John H. Sottile
          (John H. Sottile)
          Chairman of the Board of Directors, President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 1999.

         Signature                                        Title

     /s/  John H. Sottile                       Chairman of the Board of
     (John H. Sottile)                          Directors, President, Chief
                                                Executive Officer and Director

     /s/  Stephen R. Wherry                     Vice President, Finance
     (Stephen R. Wherry)                        and Chief Financial Officer
                                                (Principal Financial Officer),
                                                Treasurer and Principal
                                                Accounting Officer

               *                                Director and Secretary
     (John M. Starling)

               *                                Director
     (John P. Fazzini)

               *                                Director
     (Danforth E. Leitner)

               *                                Director
     (Dwight W. Severs)


     *By: /s/ John H. Sottile
     John H. Sottile
     Attorney-in-Fact