Form 10-Q
period 1999-03-31
GOLDFIELD CORP
filed 1999-05-14
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

                                (Mark One)

     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

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

     There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of March 31, 1999.

                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                        THE GOLDFIELD CORPORATION
                            and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS

                                                 March 31,      December 31,
                                                    1999            1998
                                                 Unaudited         Audited
ASSETS
Current assets
  Cash and cash equivalents                    $ 2,247,591      $ 2,616,465
  Accounts receivable and accrued billings       3,659,808        3,133,855
  Current portion of notes receivable              117,984          123,393
  Inventories (Note 2)                             300,998          346,799
  Costs and estimated earnings in excess of
    billings on uncompleted contracts            1,401,604        1,793,119
  Prepaid expenses and other current assets        242,241           83,428
    Total current assets                         7,970,226        8,097,059
Property, buildings and equipment, net           4,607,145        4,450,256
Notes receivable, less current portion             251,965          293,956
Deferred charges and other assets
  Deferred income taxes (Note 3)                   548,000          548,000
  Land held for sale                                44,956           52,448
  Cash surrender value of life insurance           771,930          771,430
    Total deferred charges and other assets      1,364,886        1,371,878
Total assets                                   $14,194,222      $14,213,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities     $ 1,269,857      $ 1,905,457
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              237,567           13,769
  Current portion of deferred gain on
    installment sales                               10,315           10,774
  Income taxes payable (Note 3)                     32,902           23,322
    Total current liabilities                    1,550,641        1,953,322

Deferred gain on installment sales,
  less current portion                              54,173           59,596
Total liabilities                                1,604,814        2,012,918
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock         339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued and
    outstanding 26,872,106 shares                2,687,211        2,687,211
  Capital surplus                               18,369,860       18,369,860
  Accumulated deficit                           (8,788,350)      (9,177,527)
    Total                                       12,608,128       12,218,951
  Less common stock in treasury, 17,358
    shares, at cost                                 18,720           18,720
    Total stockholders' equity                  12,589,408       12,200,231
Total liabilities and stockholders' equity     $14,194,222      $14,213,149
See accompanying notes to consolidated financial statements


                           THE GOLDFIELD CORPORATION
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                     1999            1998
Revenue
  Electrical construction                        $ 5,578,184     $ 3,868,215
  Mining                                             381,075         346,661
  Other income, net                                   67,241          80,954
    Total revenue                                  6,026,500       4,295,830

Costs and expenses
  Electrical construction                          4,599,212       3,473,529
  Mining                                             376,540         341,495
  Depreciation and amortization                      254,591         259,481
  General and administrative                         366,511         366,959
    Total costs and expenses                       5,596,854       4,441,464

Income (loss) from operations
  before income taxes                                429,646        (145,634)

Income taxes (Note 3)                                 34,530              --

Net income (loss)                                    395,116        (145,634)

Preferred stock dividends                              5,939           5,939

Income (loss) available to
  common stockholders                            $   389,177     $  (151,573)

Basic and diluted earnings (loss) per
  share of common stock (Note 5)                 $      0.01     $     (0.01)

Weighted average number of
  common shares outstanding                       26,854,748      26,854,748

See accompanying notes to consolidated financial statements


                           THE GOLDFIELD CORPORATION
                                and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                        1999          1998
Cash flows from operating activities
   Net income (loss)                               $  395,116    $ (145,634)
Adjustments to reconcile net income (loss) to net
  cash (used by) provided from operating activities
  Depreciation and amortization                       254,591       259,481
  Gain on sale of property and equipment              (10,796)       (3,211)
  Gain on disposition of land held for sale           (10,389)      (13,515)
  Deferral of gain arising from installment
    land sales                                          4,507        14,689
  Cash provided from (used by) changes in
     Accounts receivable and accrued billings        (525,953)      222,553
     Inventories                                       45,801       (86,323)
     Costs and estimated earnings in excess
       of billings on uncompleted contracts           391,515       (43,935)
     Prepaid expenses and other current assets       (158,813)     (168,977)
     Accounts payable and accrued liabilities        (635,600)      (99,020)
     Billings in excess of costs and estimated
       earnings on uncompleted contracts              223,798       (46,956)
     Income taxes payable                               9,580       (28,731)
         Net cash used by operating activities        (16,643)     (139,579)

Cash flows from investing activities
  Proceeds from the disposal of
     property and equipment                            56,791        74,073
  Issuance of notes receivable                         (1,692)      (52,839)
  Proceeds from notes receivable                       49,092       164,262
  Purchases of property and equipment                (457,475)     (460,814)
  Net sale (acquisition) from (of)
    land held for sale                                  7,492      (254,749)
  Cash surrender value of life insurance                 (500)       (4,700)
    Net cash used by investing activities            (346,292)     (534,767)

Cash flows from financing activities
  Payments of preferred stock dividends                (5,939)       (5,939)

Net decrease in cash and cash equivalents            (368,874)     (680,285)
Cash and cash equivalents at beginning of period    2,616,465     4,397,281
Cash and cash equivalents at end of period         $2,247,591    $3,716,996

Supplemental disclosure of cash flow information
  Income taxes paid                                $    1,628    $   28,731

See accompanying notes to consolidated financial statements



                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1999


     Note 1 - Basis of Presentation

     In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 1998, was derived from the audited consolidated balance sheet. These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

     Note 2   Inventories

     Inventories consisted of:
                                   March 31,     December 31,
                                     1999           1998
     Materials and supplies        $197,731       $257,788
     Industrial mineral products     62,074         72,212
     Ores in process                 41,193         16,799
     Total inventories             $300,998       $346,799

     Note 3 - Income Taxes

     The income tax provisions consisted of:

                                 Three Months      Three Months
                                Ended March 31,   Ended March 31,
                                     1999              1998
     Current
       Federal                    $  6,000           $   --
       State                        28,530               --
                                    34,530               --
     Deferred
       Federal                          --               --
       State                            --               --
                                        --               --
     Total                         $34,530           $   --

     The effective income tax rate was 8% and 0% for the three months ended March 31, 1999 and 1998, respectively, primarily due to the application of a net operating loss carryforward. At March 31, 1999, the Company had tax net operating loss carryforwards of approximately $6,500,000 available to offset future regular taxable income, which if unused, will expire from 2000 through 2019.

     The Company decreased the valuation allowance for deferred tax assets by $186,000 for the three months ended March 31, 1999 and decreased the valuation allowance by $157,000 for the three months ended
     March 31, 1998.

     Note 4 - The Goldfield Corporation 1998 Executive
              Long-Term Incentive Plan

     In 1998 the stockholders of the Company approved the 1998 Executive Long-Term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance
     Units, Performance Share and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan shall be 1,300,000.

     On March 9, 1999, the Board of Directors of the Company approved the distribution of 985,000 shares of Common Stock under the Plan. Management expects to grant these options as designated by the Stock Option Committee in the near future.

     Note 5 - Basic Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per common share, after deducting dividend requirements on the Company's Series A 7% voting cumulative convertible Preferred Stock ("Series A Stock") of $5,939 in each of the three month periods ended March 31, 1999 and 1998 were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended March 31, 1999 and 1998. Common shares issuable on conversion of Series A Stock are not considered in the basic earnings (loss) calculation because the effect would be anti-dilutive.

     Note 6 - Business Segment

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

                                     Three Months Ended     Three Months Ended
                                         March 31,              March 31,
                                           1999                   1998
     Sales from operations to
       unaffiliated customers
         Electrical construction        $5,578,184             $3,868,215
         Mining                            381,075                346,661
     Total                              $5,959,259             $4,214,876

     Gross profit
       Electrical construction            $816,042              $ 252,178
       Mining                              (69,126)              (100,807)
     Total gross profit                    746,916                151,371

     Interest and other income, net         67,241                 80,954
     General corporate expenses           (384,511)              (377,959)
       Income (loss) from operations
         before income taxes              $429,646              $(145,634)

     The following table sets forth
       certain segment information        March 31,              March 31,
       as of the date indicated:            1999                   1998
     Identifiable assets
       Electrical construction          $ 9,232,604           $ 7,374,415
       Mining                             2,408,752             2,807,683
       Corporate                          2,552,866             3,459,338
     Total                              $14,194,222           $13,641,436

     Note 7 - Reclassifications

     Certain amounts in 1998 have been reclassified to conform to the 1999 presentation.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations - Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998.

     Net Income (Loss)
     The Company had net income of $395,116 for the three months ended March 31, 1999, compared to a net loss of $145,634 for the three months ended March 31, 1998. Net income for the three months ended March 31, 1999 included income tax expense of $34,530.

     Revenues
     Total revenues for the three months ended March 31, 1999 were $6,026,500, compared to $4,295,830 in the like 1998 period, an increase of 40%. The increase in revenues was primarily attributable to a higher level of activity in electrical construction operations.

     Electrical construction revenue increased by 44% in the three months ended March, 31, 1999 to $5,578,184 from $3,868,215 for the three months ended March 31, 1998.

     Revenue from mining operations increased by 10% to $381,075 for the three months ended March 31, 1999 from $346,661 for the three months ended March 31, 1998.

     Operating Results
     Electrical construction operations had an operating profit of $816,042 during the three months ended March 31, 1999, compared to an operating profit of $252,178 during the three months ended March 31, 1998. The increase in operating results in 1999 was primarily due to an increase in the level of operations and profit margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At March 31, 1999, the approximate value of uncompleted contracts was $5,800,000, compared to $1,450,000 at March 31, 1998.

     During the three months ended March 31, 1999, the operating loss from mining operations was $69,126, compared to an operating loss of $100,807 during the three months ended March 31, 1998.

     St. Cloud Mining Company, a wholly-owned subsidiary of the Company
     ("St. Cloud"), sold 4,024 tons of natural zeolite during the three months ended March 31, 1999, compared to 3,375 tons during the three months ended March 31, 1998.

     Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the three months ended March 31, 1999, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"), sold 7,179 tons of construction aggregate material, compared to 9,076 tons sold during the three months ended March 31, 1998.

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

     Other Income
     Other income for the three months ended March 31, 1999 was $67,241, compared to $80,954 for the three months ended March 31, 1998. The decrease in other income for 1998 was primarily a result of lower interest income.

     Costs and Expenses
     Total costs and expenses, and the components thereof, increased to $5,596,854 for the three months ended March 31, 1999 from $4,441,464 for the like period in 1998, primarily as a result of increased electrical construction costs.

     Electrical construction costs were $4,599,212, and $3,473,529 in the three months ended March 31, 1999 and 1998, respectively. The increase in costs for 1999 was attributable to a higher level of operations.

     Mining costs were $376,540 for the three months ended March 31, 1999, compared to $341,495 in the like 1998 period.

     Depreciation and amortization was $254,591 in the three months ended March 31, 1999, compared to $259,481 in the three months ended March 31, 1998.

     General corporate expenses of the Company increased to $384,511 in the three months ended March 31, 1999, compared to $377,959 in the three months ended March 31, 1998.

                        Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 1999 were $2,247,591 as compared to $2,616,465 as of December 31, 1998. Working capital at March 31, 1999 was $6,419,585, compared to $5,956,603 at March 31,
     1998. The Company's ratio of current assets to current liabilities increased to 5.1 to 1 at March 31, 1999, from 4.1 to 1 at December 31, 1998 primarily due to the lower level of accounts payable and accrued liabilities at March 31, 1999.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $5,939 in each of the three months ended March 31, 1999 and 1998. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between the Company's subsidiary, Southeast Power Corporation, and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires June 29, 1999, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the three months ended March 31, 1999 and 1998. However, since 1996, $100,000 of this line of credit has been reserved for a standby letter of credit.

     The Company's capital expenditures for the three months ended March 31, 1999 decreased to $457,475 from $460,814 for the three months ended March 31, 1998.

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

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

          None.

     (b)  Reports on Form 8-K

          No Current Report on Form 8-K was filed
          during the quarter ended March 31, 1999.



                                SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE GOLDFIELD CORPORATION
                                           (Registrant)

     Date:  May 14, 1999              /s/ John H. Sottile
                                      (John H. Sottile)
                                      Chairman, President,
                                      and Chief Executive Officer


                                      /s/ Stephen R. Wherry
                                      (Stephen R. Wherry)
                                      Vice President,
                                      Treasurer and Chief
                                      Financial Officer