Form 10-Q
period 1999-06-30
GOLDFIELD CORP
filed 1999-08-12
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

                                 (Mark One)

          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended          June 30, 1999

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

     There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of June 30, 1999.



                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                        THE GOLDFIELD CORPORATION
                            and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                                  June 30,       December 31,
                                                    1999             1998
ASSETS
Current assets
  Cash and cash equivalents                    $ 2,925,237      $ 2,616,465
  Accounts receivable and accrued billings       3,516,686        3,133,855
  Current portion of notes receivable               28,444          123,393
  Inventories (Note 2)                             294,648          346,799
  Costs and estimated earnings in excess of
    billings on uncompleted contracts            1,389,879        1,793,119
  Prepaid expenses and other current assets        230,838           83,428
    Total current assets                         8,385,732        8,097,059
Property, buildings and equipment, net           4,543,885        4,450,256
Notes receivable, less current portion             136,262          293,956
Deferred charges and other assets
  Deferred income taxes (Note 3)                   548,000          548,000
  Land held for sale                               309,158           52,448
  Cash surrender value of life insurance           771,930          771,430
    Total deferred charges and other assets      1,629,088        1,371,878
Total assets                                   $14,694,967      $14,213,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities     $ 1,251,964      $ 1,905,457
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                4,325           13,769
  Current portion of deferred gain on
    installment sales                               11,105           10,774
  Income taxes payable (Note 3)                     62,664           23,322
    Total current liabilities                    1,330,058        1,953,322

Deferred gain on installment sales, less
  current portion                                   55,567           59,596
Total liabilities                                1,385,625        2,012,918
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock         339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    and outstanding 26,872,106 shares            2,687,211        2,687,211
  Capital surplus                               18,369,860       18,369,860
  Accumulated deficit                           (8,068,416)      (9,177,527)
    Total                                       13,328,062       12,218,951
  Less common stock in treasury, 17,358
    shares, at cost                                 18,720           18,720
    Total stockholders' equity                  13,309,342       12,200,231
Total liabilities and stockholders' equity     $14,694,967      $14,213,149

See accompanying notes to consolidated financial statements



                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                            Three Months Ended            Six Months Ended
                                 June 30,                      June 30,
                          1999           1998           1999            1998

Revenue
  Electrical
    construction      $5,798,170     $3,144,228     $11,376,354     $7,012,443
  Mining                 712,091        573,932       1,093,166        920,593
  Other income, net       70,164        120,138         137,405        201,092
    Total revenue      6,580,425      3,838,298      12,606,925      8,134,128

Costs and expenses
  Electrical
    construction       4,574,925      2,758,630       9,174,136      6,232,159
  Mining                 632,097        554,674       1,008,637        896,169
  Depreciation and
    amortization         278,363        268,374         532,954        527,855
  Impairment
    (recovery)
    loss (Note 5)        (53,500)        95,618         (53,500)        95,618
  General and
    administrative       367,842        396,554         734,354        763,513
    Total costs and
      expenses         5,799,727      4,073,850      11,396,581      8,515,314

Income (loss) from
  operations before
  income taxes           780,698       (235,552)      1,210,344       (381,186)

Income taxes (Note 3)     54,824             --          89,354             --

Net income (loss)        725,874       (235,552)      1,120,990       (381,186)

Preferred stock
  dividends                5,940          5,940          11,879         11,879

Income (loss) available
  to common
  stockholders        $  719,934     $ (241,492)    $ 1,109,111     $ (393,065)

Basic and diluted
  earnings (loss) per
  share of common
  stock (Note 6)      $     0.03     $    (0.01)    $      0.04     $    (0.01)

Weighted average
  number of
  common shares
  outstanding         26,854,748     26,854,748      26,854,748     26,854,748

See accompanying notes to consolidated financial statements



                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                              Three Months Ended            Six Months Ended
                                   June 30,                      June 30,
                            1999          1998            1999           1998
Cash flows from
  operating activities
   Net income (loss)   $  725,874    $  (235,552)    $1,120,990     $ (381,186)
Adjustments to
  reconcile net income
  (loss) to net
  cash provided by
  operating activities
  Depreciation and
    amortization          278,363        268,374        532,954        527,855
  Impairment loss              --         95,618             --         95,618
  Gain on sale of
    property and
    equipment             (19,594)        (6,192)       (30,390)        (9,403)
  Gain on disposition
    of land held for
    sale                  (10,892)       (44,921)       (21,281)       (58,436)
  Deferral of gain
    arising from
    installment land
    sales                  13,076        115,907         17,583        130,596
  Cash provided from
    (used by) changes in
     Accounts receivable
       and accrued
       billings           143,121       (200,735)      (382,832)        21,818
     Inventories            6,350         16,334         52,151        (69,989)
     Costs and estimated
       earnings in excess
       of billings on
       uncompleted
       contracts           11,724        275,837        403,239        231,902
     Prepaid expenses
       and other current
       assets              11,404          5,139       (147,409)      (163,838)
     Accounts payable
       and accrued
       liabilities        (17,893)      (100,295)      (653,493)      (199,315)
     Billings in excess
       of costs and
       estimated
       earnings on
       uncompleted
       contracts         (233,242)        (2,364)        (9,444)       (49,320)
     Income taxes
       payable             29,762             --         39,342        (28,731)
         Net cash
           provided
           by operating
           activities     938,053        187,150        921,410         47,571

Cash flows from
  investing activities
  Proceeds from the
    disposal of
    property and
    equipment             311,761         12,774        368,552         86,847
  Issuance of
    notes receivable      (10,956)      (188,488)       (12,648)      (241,327)
  Proceeds from notes
    receivable            216,199          8,413        265,291        172,675
  Purchases of property
    and equipment        (507,270)      (436,329)      (964,745)      (897,143)
  Net sale (acquisition)
    of land
    held for sale        (264,201)       179,823       (256,709)       (74,926)
  Cash surrender value
    of life insurance          --             --           (500)        (4,700)
    Net cash used by
      investing
      activities         (254,467)      (423,807)      (600,759)      (958,574)

Cash flows from
  financing activities
  Payments of preferred
    stock dividends        (5,940)        (5,940)       (11,879)       (11,879)

Net increase (decrease)
  in cash and cash
  equivalents             677,646       (242,597)       308,772       (922,882)
Cash and cash
  equivalents at
  beginning of period   2,247,591      3,716,996      2,616,465      4,397,281
Cash and cash
  equivalents at end
  of period            $2,925,237    $ 3,474,399     $2,925,237     $3,474,399

Supplemental
  disclosure of cash
  flow information:

  Income taxes paid    $   48,384    $        --     $   50,012     $   28,731

Effective June 30, 1999, the Company sold substantially all the net assets of the Company's wholly-owned subsidiary, Fiber Optic Services, Inc., at the recorded net book value to an unrelated third party. The consideration received was $525,070 in cash, which was paid in full during July 1999.

See accompanying notes to consolidated financial statements



                         THE GOLDFIELD CORPORATION
                             and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1999


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

     Note 2 - Inventories

     Inventories consisted of:

                                          June 30,     December 31,
                                            1999           1998
     Materials and supplies               $185,330       $257,788
     Industrial mineral products            68,125         72,212
     Ores in process                        41,193         16,799
     Total inventories                    $294,648       $346,799

     Note 3 - Income Taxes

     The income tax provisions consisted of:

                              Three Months      Three Months
                             Ended June 30,    Ended June 30,
                                  1999              1998
     Current
       Federal                  $19,000           $   --
       State                     35,824               --
                                 54,824               --
     Deferred
       Federal                       --               --
       State                         --               --
                                     --               --
     Total                      $54,824           $   --


                              Six Months        Six Months
                            Ended June 30,     Ended June 30,
                                 1999              1998
     Current
       Federal                 $25,000           $   --
       State                    64,354               --
                                89,354               --
     Deferred
       Federal                      --               --
       State                        --               --
                                    --               --
     Total                     $89,354           $   --

     The effective income tax rate was 7% and 0% for the six months ended June 30, 1999 and 1998, respectively, primarily due to the application of a net operating loss carryforward. At June 30, 1999, the Company had tax net operating loss carryforwards of approximately $5,600,000 available to offset future regular taxable income, which, if unused, will expire from 2000 through 2018.

     The Company decreased the valuation allowance for deferred tax assets by $434,000 for the six months ended June 30, 1999 and decreased the valuation allowance by $248,000 for the three months ended June 30, 1999.

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

     On March 9, 1999, the Board of Directors of the
     Company approved the distribution of options for 985,000 shares of Common Stock under the Plan.
     Management expects to grant these options as designated by the Stock Option Committee in the near future.

     Note 5   Impairment Losses

     During the second quarter of 1999, the Company recovered $53,500 relating to its previous write-off in the second quarter of 1998, of a coal royalty it retained in property it formerly owned in Harlan, Kentucky, (the "Harlan Coal Royalty"). The Company recognized an impairment loss of $95,618 in the second quarter of 1998, which was included in the Company's operating results from mining. The recovery of $53,500 has separately been identified as a component of continuing operations.

     In April 1993, the capital stock of The San
     Pedro Mining Corporation ("San Pedro") was sold for
     $1,220,000, of which $50,000 in cash was paid at closing with the balance of the purchase price represented by a promissory note payable to the Company in equal monthly principal installments of $15,000 plus interest through October 1999.
     Effective December 23, 1997, terms of the note and mortgage were modified to defer principal payments to November 1998. The purchaser of the capital stock of San Pedro (the "Purchaser") failed to make the October 1998 scheduled interest payment and on-going discussions indicated that collection of the principal balance was doubtful.
     Under the circumstances, management
     determined the note receivable to be an impaired asset and wrote off the unpaid balance of the note. Future discounted cash flows were estimated by management to be zero primarily due to legal implications. The impairment loss of $258,538 was separately identified as a component of continuing operations. The loss, which was recognized in the third quarter of 1998, was included in the Company's operating results from mining.

     On April 20, 1999, the Purchaser of San Pedro gave the Company a Bill of Sale in Lieu of Foreclosures for certain equipment.
     During the second quarter of 1999, the Company reached an agreement to sell some of this mining equipment for $50,000 to an unrelated third party.
     This sale is expected to be concluded by the fourth quarter of 1999. On July 16, 1999, the Company received from the Purchaser a Deed in Lieu of Foreclosure for the real property, water rights and other assets not previously conveyed to the Company. The Company expects to incur certain legal and reclamation costs for this real property. The Company is currently negotiating for the sale of these assets.

     Note 6   Basic Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per common share, after deducting dividend requirements on the Company's
     Series A 7% Voting Cumulative Convertible
     Preferred Stock ("Series A Stock") of $11,879 in each of the six month periods ended June 30, 1999 and 1998 were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended June 30, 1999 and 1998. Common shares issuable on conversion of Series A Stock are not considered in the basic earnings (loss) calculation because the effect would be anti-dilutive.

     Note 7   Business Segment

     The Company adopted SFAS No. 131, Disclosure
     About Segments of an Enterprise and Related
     Information, in 1998. The adoption of this statement did not have any effect on either the current or prior years' presentation of reportable segments. The Company is primarily involved in two lines of business, mining and electrical construction. There were no material amounts of sales or transfers between lines of business and no material amounts of export sales. Any intersegment sales have been eliminated. The following tables set forth certain segment information for the periods indicated:

                               Three Months Ended        Three Months Ended
                                    June 30,                  June 30,
                                      1999                      1998
     Sales from operations
       to unaffiliated
       customers
         Electrical
           construction            $5,798,170                $3,144,228
         Mining                       712,091                   573,932
     Total                         $6,510,261                $3,718,160

     Gross profit
       Electrical construction     $1,036,765                $  197,316
       Mining                          58,712                  (132,432)
     Total gross profit             1,095,477                    64,884

     Interest and other
       income, net                     70,164                   120,138
     General corporate
       expenses                       384,943                  (420,574)
       Income (loss) from
         operations before
         income taxes              $  780,698                $ (235,552)


                                 Six Months Ended        Six Months Ended
                                      June 30,                June 30,
                                       1999                     1998
     Sales from operations to
       unaffiliated customers
         Electrical construction    $11,376,354             $7,012,443
         Mining                       1,093,166                920,593
     Total                          $12,469,520             $7,933,036

     Gross profit
       Electrical construction       $1,852,807               $449,495
       Mining                           (10,414)              (233,260)
     Total gross profit               1,842,393                216,235

     Interest and other
       income, net                      137,405                201,092
     General corporate
       expenses                        (769,454)              (798,513)
       Income (loss) from
         operations before
         income taxes                $1,210,344              $(381,186)


      The following table sets forth certain segment information as of the date indicated:
                                           June 30,               June 30,
                                            1999                    1998
         Identifiable assets
           Electrical
             construction                $ 9,376,014            $ 7,155,627
           Mining                          2,540,086              2,836,359
           Corporate                       2,778,867              3,376,285
         Total                           $14,694,967            $13,368,271

     Note 8 -  Reclassifications

     Certain amounts in 1998 have been reclassified to conform to the 1999 presentation.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations - Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

     Net Income (Loss)
     The Company had net income of $1,120,990 for the six months ended June 30, 1999, compared to a net loss of $381,186 for the six months ended June 30, 1998. Net income for the six months ended June 30, 1999 included income tax expense of $89,354.

     Revenues
     Total revenues for the six months ended June 30, 1999 were $12,606,925, compared to $8,134,128 for the six months ended June 30, 1998, an increase of 55%. The increase in revenues was primarily attributable to a higher level of activity in electrical construction operations.

     Electrical construction revenue increased by 62% in the six months ended June 30, 1999 to $11,376,354 from $7,012,443 for the six months ended June 30, 1998.

     Revenue from mining operations increased by 19% to $1,093,166 for the six months ended June 30, 1999 from $920,593 for the six months ended June
     30, 1998.

     Operating Results
     Electrical construction operations had an operating profit of $1,852,807 during the six months ended June 30, 1999, compared to an operating profit of $449,495 during the six months ended June 30, 1998. The increase in operating results in 1999 was primarily due to an increase in the level of operations and profit margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At June 30, 1999, the approximate value of uncompleted contracts was $1,400,000, compared to $800,000 at June 30, 1998.

     Effective June 30, 1999, the Company sold substantially all the net assets of the Company's wholly-owned subsidiary, Fiber Optic Services, Inc., at the recorded net book value to an unrelated third party. The consideration received was $525,070 in cash, which was paid in full during July 1999. Fiber Optic's sales for the six month period ended June 30, 1999 was $592,244.

     During the six months ended June 30, 1999, the operating loss from mining operations was $10,414, compared to an operating loss of $233,260 during the six months ended June 30, 1998. The operating results from mining operations in 1999 included the recovery of $53,500 of a previously recorded impairment loss relating to the Harlan Coal Royalty. The 1998 operating results from mining included a charge of $95,618 for this impairment loss. The operating results from mining included depreciation expense.

     St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold
     8,257 tons of natural zeolite during the six months ended June 30, 1999, compared to 6,820 tons during the six months ended June 30, 1998.

     Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the six months ended June 30, 1999, The
     Lordsburg Mining Company, a wholly-owned subsidiary of the Company ("Lordsburg"), sold
     7,179 tons of construction aggregate material, compared to 10,225 tons sold during the six months ended June 30, 1998.

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

     Other Income
     Other income for the six months ended June 30, 1999 was $137,405, compared to $201,092 for the six months ended June 30, 1998. The decrease in other income for 1999 was primarily a result of lower interest income.

     Costs and Expenses
     Total costs and expenses, and the components thereof, increased to $11,396,581 for the six months ended June 30, 1999 from $8,515,314 for the six months ended June 30, 1998, primarily as a result of increased electrical construction costs.

     Electrical construction costs were $9,174,136, and $6,232,159 in the six months ended June 30, 1999 and 1998, respectively. The increase in costs for 1999 was attributable to a higher level of operations.

     Mining costs were $1,008,637 for the six months ended June 30, 1999, compared to $896,169 for the six months ended June 30, 1998.

     Depreciation and amortization was $532,954 in the six months ended June 30, 1999, compared to $527,855 in the six months ended June 30, 1998.

     General corporate expenses of the Company decreased to $769,454 in the six months ended
     June 30, 1999, from $798,513 in the six months ended June 30, 1998.

     Results of Operations - Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.

     Net Income (Loss)
     The Company had net income of $725,874 for the three months ended June 30, 1999, compared to a net loss of $235,552 for the three months ended June 30, 1998. Net income for the three months ended June 30, 1999 included income tax expense of $54,824.

     Revenues
     Total revenues for the three months ended June 30, 1999 were $6,580,425, compared to $3,838,298 in the like 1998 period, an increase of 71%. The increase in revenues was primarily attributable to a higher level of activity in electrical construction operations.

     Electrical construction revenue increased by 84% in the three months ended June 30, 1999 to $5,798,170 from $3,144,228 for the three months ended June 30, 1998.

     Revenue from mining operations increased by 24% to $712,091 for the three months ended June 30, 1999 from $573,932 for the three months ended
     June 30, 1998.

     Operating Results
     Electrical construction operations had an operating profit of $1,036,765 during the three months ended June 30, 1999, compared to an operating profit of $197,316 for the three months ended June
     30, 1998. The increase in operating results in 1999 was primarily due to an increase in the level of operations and profit margins.

     During the three months ended June 30, 1999, the operating profit from mining operations was $58,712, compared to an operating loss of $132,452 for the three months ended June 30, 1998. The operating results from mining operations in 1999 included the recovery of $53,500 of a previously recorded impairment loss relating to the Harlan Coal Royalty. The 1998 operating results from mining included a charge of $95,618 for this impairment loss. The operating results from mining included depreciation expense.

     St. Cloud sold 4,233 tons of natural zeolite during the three months ended June 30, 1999, compared to 3,445 tons during the three months ended June 30, 1998.

     During the three months ended June 30, 1998, Lordsburg sold 1,149 tons of construction aggregate material. Lordsburg did not sell any construction aggregate material during the three months ended June 30, 1999.

     Other Income
     Other income for the three months ended June 30, 1999 was $70,164, compared to $120,138 for the three months ended June 30, 1998. The decrease in other income for 1999 was primarily a result of lower gain on the installment sale of land and interest income.

     Costs and Expenses
     Total costs and expenses, and the components thereof, increased to $5,799,727 for the three months ended June 30, 1999 from $4,073,850 for the three months ended June 30, 1998, primarily as a result of increased electrical construction costs.

     Electrical construction costs were $4,574,925 and $2,758,630 in the three months ended June
     30, 1999 and 1998, respectively. The increase in costs for 1999 was attributable to a higher level of operations.

     Mining costs were $632,097 for the three months ended June 30, 1999, compared to $554,674 for the three months ended June 30, 1998.

     Depreciation and amortization was $278,363 in the three months ended June 30, 1999, compared to $268,374 in the three months ended June 30, 1998.

     General corporate expenses of the Company decreased to $384,943 in the three months ended
     June 30, 1999, compared to $420,574 in the three months ended June 30, 1998.

                       Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 1999 were $2,925,237 as compared to $2,616,465 as of December 31, 1998. Working capital at June 30, 1999 was $7,055,673, compared to $6,143,737 at December 31,
     1998. The Company's ratio of current assets to current liabilities increased to 6.3 to 1 at June 30, 1999, from 4.1 to 1 at December 31, 1998 primarily due to the lower level of accounts payable and accrued liabilities at June 30, 1999.

     The Company paid cash dividends on its Series A
     Preferred Stock in the amount of $11,879 in each of the six months ended June 30, 1999 and 1998.
     No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit
     agreement between the Company's subsidiary,
     Southeast Power Corporation, and SunTrust Bank of Central Florida, N.A. (guaranteed by the
     Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest.
     This credit line expires August 30, 1999, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the three months ended June 30, 1999 and 1998.
     However, since 1996, $100,000 of this line of credit has been reserved for a standby letter of credit.

     The Company's capital expenditures for the six months ended June 30, 1999 increased to $964,745 from $897,143 for the six months ended June 30, 1998.


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

       State of Readiness
     The Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year
     2000 issues. The Company has completed all material modifications and testing of significant systems.

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

       Contingency Plans
     The Company has developed contingency plans for the Company's IT systems and non-IT systems requiring
     Year 2000 modification. In addition, the Company is developing contingency plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems. These contingency plans include the identification, acquisition and/or preparation of backup systems, suppliers and vendors.


                         PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security-Holders.

     (a)       The Annual Meeting of Stockholders was held on May 25, 1999.

     (b)       This information is omitted pursuant to instruction 3.

     (c) At the Annual Meeting of Stockholders, the stockholders elected 5 Directors. Set forth below are the votes cast for the election of Directors:

                                         For        Withheld
               John P. Fazzini        19,423,206    1,375,997
               Danforth E. Leitner    19,431,366    1,367,837
               Dwight W. Severs       19,454,291    1,344,912
               John H. Sottile        19,444,416    1,354,787
               John M. Starling       19,439,941    1,359,262

               The Stockholders also voted to approve the appointment of KPMG LLP as Independent Certified Public Accountants. Votes cast in favor were 20,109,817, against were 518,427 and withheld were 170,959.

       (d)    Not applicable.


     Item 5.   Other Information

     Stockholder Proposals

     Proposals of stockholders intended to be presented at the Company's 2000 annual meeting of stockholders must be received at the Company's principal executive offices not later than December 23, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 2000 annual meeting.

     Pursuant to Rule 14a-4(c) of the Securities
     Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2000 annual meeting of stockholders does not notify the Company of such proposal on or prior to December 23, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 2000 proxy statement.

     Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

               None.

     (b)       Reports on Form 8-K

               No Current Report on Form 8-K was filed
               during the quarter ended June 30, 1999.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE GOLDFIELD CORPORATION
                                                  (Registrant)


     Date:        August 12, 1999           /s/ Stephen R. Wherry
                                            (Stephen R. Wherry)
                                            Vice President,
                                            Treasurer and
                                            Chief Financial Officer