Form 10-Q
period 1999-09-30
GOLDFIELD CORP
filed 1999-11-08
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                                  (Mark One)

          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

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

     There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of September 30, 1999.


                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                September 30,    December 31,
                                                     1999             1998
ASSETS
Current assets
  Cash and cash equivalents                      $ 3,672,535      $ 2,616,465
  Accounts receivable and accrued billings         3,471,153        3,133,855
  Current portion of notes receivable                 41,666          123,393
  Inventories                                        293,128          346,799
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                786,675        1,793,119
  Prepaid expenses and other current assets          368,825           83,428
    Total current assets                           8,633,982        8,097,059
Property, buildings and equipment, net             4,715,828        4,450,256
Notes receivable, less current portion               263,601          293,956
Deferred charges and other assets
  Deferred income taxes (Note 2)                     548,000          548,000
  Land held for sale                                 422,700           52,448
  Cash surrender value of life insurance             775,030          771,430
    Total deferred charges and other assets        1,745,730        1,371,878
Total assets                                     $15,359,141      $14,213,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities       $ 1,444,719      $ 1,905,457
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                199,653           13,769
  Current portion of deferred gain on
    installment sales                                 10,637           10,774
  Income taxes payable (Note 2)                       45,430           23,322
    Total current liabilities                      1,700,439        1,953,322

Deferred gain on installment sales,
  less current portion                                50,337           59,596
Total liabilities                                  1,750,776        2,012,918
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock           339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued
    and outstanding 26,872,106 shares              2,687,211        2,687,211
  Capital surplus                                 18,369,860       18,369,860
  Accumulated deficit                             (7,769,393)      (9,177,527)
    Total                                         13,627,085       12,218,951
  Less common stock in treasury, 17,358
    shares, at cost                                   18,720           18,720
    Total stockholders' equity                    13,608,365       12,200,231
Total liabilities and stockholders' equity       $15,359,141      $14,213,149

See accompanying notes to consolidated financial statements


                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                             Three Months Ended            Nine Months Ended
                               September 30,                  September 30,
                          1999           1998           1999            1998

Revenue
  Electrical
    construction     $3,085,624     $1,955,420     $14,461,978     $ 8,967,863
  Mining                522,755        579,275       1,615,921       1,499,868
  Other income, net      50,441         40,282         187,846         241,374
    Total revenue     3,658,820      2,574,977      16,265,745      10,709,105

Costs and expenses
  Electrical
    construction      2,415,227      2,009,117      11,589,363       8,241,276
  Mining                513,342        622,215       1,521,979       1,518,384
  Depreciation and
    amortization        274,756        270,077         807,710         797,932
  Impairment
    (recovery) loss
    (Note 4)           (181,087)       258,538        (234,587)        354,156
  General and
    administrative      323,853        264,064       1,058,207       1,027,577
    Total costs
      and expenses    3,346,091      3,424,011      14,742,672      11,939,325

Income (loss) from
  operations before
  income taxes          312,729       (849,034)      1,523,073      (1,230,220)

Income taxes (Note 2)     7,766             --          97,120              --

Net income (loss)       304,963       (849,034)      1,425,953      (1,230,220)

Preferred stock
  dividends               5,940          5,940          17,819          17,819

Income (loss)
  available to common
  stockholders       $  299,023     $ (854,974)    $ 1,408,134     $(1,248,039)

Basic and diluted
  earnings (loss)
  per share of common
  stock (Note 5)     $     0.01     $    (0.03)    $      0.05     $     (0.05)

Weighted average
  number of
  common shares
  outstanding        26,854,748     26,854,748      26,854,748      26,854,748

See accompanying notes to consolidated financial statements


                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                             Three Months Ended            Nine Months Ended
                                September 30,                 September 30,
                           1999          1998            1999           1998
Cash flows from
  operating activities
   Net income (loss)  $  304,963    $  (849,034)    $1,425,953     $(1,230,220)
Adjustments to
  reconcile net
  income (loss) to net
  cash provided by
  (used in) operating
  activities
  Depreciation and
    amortization         274,756        270,077        807,710         797,932
  Impairment losses           --        258,538             --         354,156
  Loss (gain) on sale
    of property and
    equipment              8,115         45,030        (22,275)         35,627
  Gain on disposition
    of land held for
    sale                  (5,698)       (22,391)       (26,979)        (80,827)
  Deferral of gain
    arising from
    installment land
    sales                     --         16,023         17,583         146,619
  Cash provided from
    (used by) changes in
     Accounts receivable
       and accrued
       billings           45,534        (29,764)      (337,298)         (7,946)
     Inventories           1,520         74,483         53,671           4,494
     Costs and estimated
       earnings in excess
       of billings on
       uncompleted
       contracts         603,205         78,824      1,006,444         310,726
     Prepaid expenses
       and other
       current assets   (137,988)        55,670       (285,397)       (108,168)
     Accounts payable
       and accrued
       liabilities       192,755       (156,443)      (460,738)       (355,758)
     Billings in excess
       of costs and
       estimated
       earnings on
       uncompleted
       contracts         195,328        (12,306)       185,884         (61,626)
     Income taxes
       payable           (17,234)            --         22,108         (28,731)
         Net cash
           provided by
           (used in)
           operating
           activities  1,465,256       (271,293)     2,386,666        (223,722)

Cash flows from
  investing activities
  Proceeds from the
    disposal of
    property and
    equipment             11,000         68,446        379,552         155,293
  Issuance of notes
    receivable          (159,101)        (1,981)      (171,749)       (243,308)
  Proceeds from
    notes receivable      18,540         27,364        283,831         200,039
  Purchases of
    property and
    equipment           (465,814)      (188,057)    (1,430,559)     (1,085,200)
  Net sale
    (acquisition)
    of land
    held for sale       (113,543)        22,478       (370,252)        (52,448)
  Cash surrender
    value of life
    insurance             (3,100)            --         (3,600)         (4,700)
    Net cash used
      by investing
      activities        (712,018)       (71,750)    (1,312,777)     (1,030,324)

Cash flows from
  financing activities
  Payments of preferred
    stock dividends       (5,940)        (5,940)       (17,819)        (17,819)

Net increase (decrease)
  in cash and cash
  equivalents            747,298       (348,983)     1,056,070      (1,271,865)
Cash and cash
  equivalents at
  beginning of
  period               2,925,237      3,474,399      2,616,465       4,397,281
Cash and cash
  equivalents at
  end of period       $3,672,535    $ 3,125,416     $3,672,535     $ 3,125,416

Supplemental
  disclosure of
  cash flow information:
  Income taxes paid   $   25,000    $        --     $   75,012     $    28,731


Effective June 30, 1999, the Company sold to an unrelated party substantially all the net assets of the Company's wholly-owned subsidiary, Fiber Optic
Services, Inc., at the recorded net book value thereof. Fiber Optic Services, Inc. sold for $525,070.

See accompanying notes to consolidated financial statements




                         THE GOLDFIELD CORPORATION
                             and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 1999


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

     Note 2 - Income Taxes

     The income tax provisions consisted of:

                  Three Months Ended             Nine Months Ended
                     September 30,                 September 30,
                    1999      1998             1999             1998
     Current
       Federal    $   --    $   --            $25,000         $   --
       State       7,766        --             72,120             --
                   7,766        --             97,120             --

     Deferred
       Federal        --        --                 --             --
       State          --        --                 --             --
                      --        --                 --             --
     Total        $7,766    $   --            $97,120             --

     The effective income tax rate was 7% and 0% for the nine months ended September 30, 1999 and 1998, respectively, primarily due to the application of a net operating loss carryforward. At September 30, 1999, the Company had tax net operating loss carryforwards of approximately $5,300,000 available to offset future regular taxable income, which, if unused, will expire from 2000 through 2018.

     The Company decreased the valuation allowance for deferred tax assets by $550,000 for the nine months ended September 30, 1999 and decreased the valuation allowance by $116,000 for the three months ended September 30, 1999.

     Note 3 -  The Goldfield Corporation 1998 Executive Long-Term
               Incentive Plan

     In 1998 the stockholders of the Company approved the 1998 Executive Long-Term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Share and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. As of September 30, 1999, options for 985,000 shares (exercisable at $0.22 per share) had been granted.

     Note 4 - Impairment Losses

     The Company had a note receivable from the sale of its San Pedro mining property. During the third quarter of 1998, management determined the note receivable to be an impaired asset and wrote off the unpaid balance. Future discounted cash flows were estimated by management to be zero primarily due to anticipated legal and reclamation costs. During the second and third quarters of 1999, the Company received a Deed in Lieu of Foreclosure for the real property, water rights and other assets and a Bill of Sale in Lieu of Foreclosure for certain equipment in connection with this mining property. The
     Company has sold certain of these assets for cash and a note receivable resulting in recovery of previously recognized impairment losses. The recovery of $181,087 has been separately identified in the Company's operating results from mining.

     During the second quarter of 1999, the Company recovered $53,500 relating to its previous write-off in the second quarter of 1998, of a coal royalty it retained in property it formerly owned in Harlan, Kentucky, (the "Harlan Coal Royalty"). The Company recognized an impairment loss of $95,618 in the second quarter of 1998, which was included in the Company's operating results from mining. The recovery of $53,500 has been separately identified in the Company's operating results from mining.

     Note 5 - Basic Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per common share, after deducting dividend requirements on the Company's Series A 7% Voting Cumulative Convertible Preferred Stock ("Series A Stock") of $17,819 in each of the nine month periods ended September 30, 1999 and 1998, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended September 30, 1999 and 1998. Common shares issuable on conversion of Series A Stock are not considered in the basic earnings (loss) calculation because their inclusion would be anti-dilutive.

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

                                             Three Months Ended
                                                September 30,
                                         1999                   1998
     Sales from operations to
       unaffiliated customers
         Electrical construction     $3,085,624              $1,955,420
         Mining                         522,755                 579,275
     Total                           $3,608,379              $2,534,695

     Gross profit
       Electrical construction         $490,269               $(230,561)
       Mining                           113,872                (377,191)
     Total gross profit (loss)          604,141                (607,752)

     Interest and other income, net      50,441                  40,282
     General corporate expenses        (341,853)               (281,564)
       Income (loss) from
         operations before
         income taxes                  $312,729               $(849,034)


                                              Nine Months Ended
                                                September 30,
                                          1999                     1998
     Sales from operations to
       unaffiliated customers
         Electrical construction       $14,461,978             $ 8,967,863
         Mining                          1,615,921               1,499,868
     Total                             $16,077,899             $10,467,731

     Gross profit
       Electrical construction          $2,343,076             $   218,934
       Mining                              103,458                (610,451)
     Total gross profit (loss)           2,446,534                (391,517)

     Interest and other
     income, net                           187,846                 241,374

     General corporate expenses         (1,111,307)             (1,080,077)
       Income (loss) from
         operations before
         income taxes                   $1,523,073             $(1,230,220)


     The following table sets forth certain segment information as of the date indicated:

                                             September 30,
                                       1999                1998
     Identifiable assets
       Electrical construction     $ 9,036,305          $ 6,553,164
       Mining                        2,827,945            2,705,835
       Corporate                     3,494,891            2,982,719
     Total                         $15,359,141          $12,241,718


     Note 7 -  Reclassifications

     Certain amounts in 1998 have been reclassified to conform to the 1999 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations - Nine Months Ended September 30, 1999
     Compared to Nine Months Ended September 30, 1998.

     Net Income (Loss)
     The Company had net income of $1,425,953 for the nine months ended September 30, 1999, compared to a net loss of $1,230,220 for the nine months ended September 30, 1998.

     Revenues
     Total revenues for the nine months ended September 30, 1999 were $16,265,745, compared to $10,709,105 for the nine months ended September 30, 1998, an increase of 52%. The increase in revenues was primarily attributable to a higher level of activity in electrical construction operations resulting from higher demand for such services in the utilities industry.

     Electrical construction revenue increased by 61% in the nine months ended September 30, 1999 to $14,461,978 from $8,967,863 for the nine months ended September 30, 1998.

     Revenue from mining operations increased by 8% to $1,615,921 for the nine months ended September 30, 1999 from $1,499,868 for the nine months ended September 30, 1998.

     Operating Results
     Electrical construction operations had an operating profit of $2,343,076 during the nine months ended September 30, 1999, compared to an operating profit of $218,934 during the nine months ended September 30, 1998. The increase in operating results in 1999 was primarily due to an increase in the level of operations and profit margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At September 30, 1999, the approximate value of uncompleted contracts was $2,600,000, compared to $7,425,000 at September 30, 1998.

     Effective June 30, 1999, the Company sold to an unrelated party substantially all the net assets of the Company's wholly-owned subsidiary, Fiber Optic Services, Inc., at the recorded net book value thereof. Fiber Optic Services sold for $525,070. Fiber Optic's Services's revenues for the six month period ended June 30, 1999 were $592,244.

     During the nine months ended September 30, 1999, the operating loss from mining operations was $103,458, compared to an operating loss of $610,451 during the nine months ended September 30, 1998. The operating results from mining operations in 1999 included the recovery of $234,587 of previously recorded impairment losses related to the Harlan Coal Royalty and the San Pedro mine. The 1998 operating results from mining included a charge of $354,156 for this impairment loss. The operating results from mining included depreciation expense of $225,071 during the nine months ended September 30, 1999, compared to $224,740 during the nine months ended September 30, 1998.

     St. Cloud Mining Company, a wholly-owned subsidiary of the Company ("St. Cloud"), sold 12,367 tons of natural zeolite during the nine months ended September 30, 1999, compared to 10,846 tons during the nine months ended September 30, 1998.

     Surface and underground mining of base and precious metals have been halted at St. Cloud since the third quarter of 1991 and the first quarter of 1992, respectively, due to declining prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver.

     During the nine months ended September 30, 1999, The Lordsburg Mining Company, a wholly-owned subsidiary of the Company
     ("Lordsburg"), sold 7,765 tons of construction aggregate material, compared to 16,314 tons sold during the nine months ended September 30, 1998.

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

     Other Income
     Other income for the nine months ended September 30, 1999 was $187,846, compared to $241,374 for the nine months ended September 30, 1998. The decrease in other income for 1999 was primarily a result of lower interest income.

     Costs and Expenses
     Total costs and expenses, and the components thereof, increased to $14,742,672 for the nine months ended September 30, 1999 from $11,939,325 for the nine months ended September 30, 1998, primarily as a result of increased electrical construction costs.

     Electrical construction costs were $11,589,363, and $8,241,276 in the nine months ended September 30, 1999 and 1998, respectively. The increase in costs for 1999 was attributable to a higher level of activity.

     Mining costs were $1,521,979 for the nine months ended September 30, 1999, compared to $1,518,384 for the nine months ended September 30, 1998.

     Depreciation and amortization was $807,710 in the nine months ended September 30, 1999, compared to $797,932 in the nine months ended September 30, 1998.

     General corporate expenses of the Company increased to $1,111,307 in the nine months ended September 30, 1999, from $1,080,077 in the nine months ended September 30, 1998.

     Results of Operations - Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

     Net Income (Loss)
     The Company had net income of $304,963 for the three months ended September 30, 1999, compared to a net loss of $849,034 for the three months ended September 30, 1998.

     Revenues
     Total revenues for the three months ended September 30, 1999 were $3,658,820, compared to $2,574,977 in the like 1998 period, an increase of 42%. The increase in revenues was primarily attributable to a higher level of activity in electrical construction operations resulting from higher demand for such services in the utility industry.

     Electrical construction revenue increased by 58% in the three months ended September 30, 1999 to $3,085,624 from $1,955,420 for the three months ended September 30, 1998.

     Revenue from mining operations decreased by 10% to $522,755 for the three months ended September 30, 1999 from $579,275 for the three months ended September 30, 1998.

     Operating Results
     Electrical construction operations had an operating profit of $490,269 during the three months ended September 30, 1999, compared to an operating loss of $230,561 for the three months ended September 30, 1998. The increase in operating results in 1999 was primarily due to an increase in the level of activity and profit margins.

     During the three months ended September 30, 1999, the operating profit from mining operations was $113,872, compared to an operating loss of $377,191 for the three months ended September 30, 1998. The operating results from mining operations in 1999 included the recovery of $181,087 of previously recorded impairment losses related to the Harlan Coal Royalty and the San Pedro mine. The 1998 operating results from mining included a charge of $258,538 for these impairment losses. The operating results from mining included depreciation expense of $76,629 during the three months ended September 30, 1999, compared to $75,714 during the three months ended September 30, 1998.

     St. Cloud sold 4,110 tons of natural zeolite during the three months ended September 30, 1999, compared to 4,026 tons during the three months ended September 30, 1998.

     Lordsburg sold 586 tons of construction aggregate material during the three months ended September 30, 1999, compared to 6,089 tons during the three months ended September 30, 1998.

     Other Income
     Other income for the three months ended September 30, 1999 was $50,441, compared to $40,282 for the three months ended September 30, 1998. The increase in other income for 1999 was primarily a result of a decrease in the loss on the sale of fixed assets.

     Costs and Expenses
     Total costs and expenses, and the components thereof, increased to $3,346,091 for the three months ended September 30, 1999 from $3,424,011 for the three months ended September 30, 1998, primarily as a result of increased electrical construction costs.

     Electrical construction costs were $2,415,227 and $2,009,117 in the three months ended September 30, 1999 and 1998, respectively. The increase in costs for 1999 was attributable to a higher level of activity.

     Mining costs were $513,342 for the three months ended September 30, 1999, compared to $622,215 for the three months ended September 30, 1998.

     Depreciation and amortization was $274,756 in the three months ended September 30, 1999, compared to $270,077 in the three months ended September 30, 1998.

     General corporate expenses of the Company increased to $341,853 in the three months ended September 30, 1999, compared to $281,564 in the three months ended September 30, 1998.

                       Liquidity and Capital Resources

     Cash and cash equivalents at September 30, 1999 were $3,672,535 as compared to $2,616,465 as of December 31, 1998. Working capital at September 30, 1999 was $6,933,543, compared to $6,143,737 at
     December 31, 1998. The Company's ratio of current assets to current liabilities increased to 5.1 to 1 at September 30, 1999, from 4.1 to 1 at December 31, 1998.

     The Company paid cash dividends on its Series A Preferred Stock in the amount of $17,819 in each of the nine months ended September 30, 1999 and 1998. No cash dividends have been paid by the Company on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

     Pursuant to an unsecured line of credit agreement between the Company's subsidiary, Southeast Power Corporation, and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires June 30, 2000, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the nine months ended September 30, 1999 and 1998. However, since 1996, $100,000 of this line of credit has been reserved for a standby letter of credit.

     The Company's capital expenditures for the nine months ended
     September 30, 1999 increased to $1,430,559 from $1,085,200 for the nine months ended September 30, 1998.


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

       Costs
     The total cost to the Company of Year 2000 activities is not material to its financial position or results of operations. The total cost to the Company of addressing Year 2000 issues will be less than $10,000.

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

       Contingency Plans
     The Company has developed contingency plans for the Company's IT systems and non-IT systems requiring Year 2000 modification. In addition, the Company has developed contingency plans to deal with the possibility that some suppliers or vendors might fail to provide goods and services on a timely basis as a result of Year 2000 problems. These contingency plans include the identification, acquisition and/or preparation of backup systems, suppliers and vendors.

                   PART II. OTHER INFORMATION


Item 5.   Other Information

     None.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

10-2(f) Amendment dated September 20, 1999 to Employment Agreement effective January 15, 1985 between The Goldfield
          Corporation and John H. Sottile.

10-3(d) Amendment dated September 20, 1999 to Employment Agreement effective January 1, 1986 between Southeast Power
          Corporation and John H. Sottile.

     (b)  Reports on Form 8-K

          No Current Report on Form 8-K was filed during the quarter ended September 30, 1999.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE GOLDFIELD CORPORATION
                                                  (Registrant)


     Date: November 8, 1999                 /s/ John H. Sottile
                                              (John H. Sottile)
                                              Chairman, President, and
                                              Chief Executive Officer


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



                                  Form 10-Q




                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended September 30, 1999        Commission File No. 1-7525




                          THE GOLDFIELD CORPORATION



                                  EXHIBITS




                             November 8, 1999