Form 10-K
period 1999-12-31
GOLDFIELD CORP
filed 2000-03-15
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

                       Form 10-K

 X   ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999
                          OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period ________ to ________
            Commission File Number:  1-7525

               The Goldfield Corporation
(Exact Name of Registrant as Specified in its Charter)
   Delaware                            88-0031580
(State or other                       (IRS Employer
jurisdiction of                    Identification Number)
incorporation or
organization)

      100 Rialto Place, Suite 500
           Melbourne, Florida                  32901
(Address of principal executive offices)     (Zip Code)
                      (321) 724-1700
   (Registrant's telephone number, including area code)
     Securities registered pursuant to Section 12(b)
                        of the Act:

  Title  of each class          Name of each exchange on
      Common Stock,                 which registered
Par  Value $.10 per share    The  American Stock Exchange

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

   On  February  22, 2000, the aggregate  market  value
(based  upon  the closing price on The  American  Stock
Exchange)   of  the  common   stock   held   by
nonaffiliates was approximately $13.1 million.

   As  of  February 22, 2000, 26,854,748 shares of  the
Registrant's common stock were outstanding.

            Documents Incorporated by Reference
             Document                   Where Incorporated
Proxy Statement for 2000 Annual Meeting      Part III



                            PART I

Item 1. Business.

The  Goldfield Corporation, incorporated in Wyoming  in
1906  and  subsequently reincorporated in  Delaware  in
1968,  is engaged in electrical construction, including
the   placement  of  fiber  optic  cable,  and   mining
activities. Unless the context otherwise requires,  the
terms  "Goldfield" and "the Company" as used herein  to
mean  The  Goldfield Corporation and  its  consolidated
subsidiaries.    For   information  concerning   sales,
operating profits and identifiable assets by business segment, see note 15 of notes to consolidated financial statements.

                   Electrical Construction

The  Company,  through its subsidiary  Southeast  Power
Corporation  ("Southeast Power"),  is  engaged  in  the
construction  and maintenance of electrical  facilities
for   utilities   and  industrial  customers   in   the
southeastern United States. The Company also installs fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities as far west as the Rocky Mountain states.

The  Company's construction business through  Southeast
Power  includes the construction of transmission lines,
distribution   systems   and  substations   and   other
electrical  installation services for  utility  systems
and  industrial  and specialty projects.   Fiber  optic
cable installation includes both overhead (OPGW and ADSS) and underground placement.

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

The  magnitude  and duration of projects undertaken  by
the  Company  vary,  which may  result  in  substantial
fluctuations  in  its backlog from time  to  time.   At
February 15, 2000, the approximate value of uncompleted contracts was $15,800,000, compared to $7,580,000 at February 1, 1999 and $1,500,000 at March 1, 1998.

As  of February 1, 2000, electrical construction had  a
staff  of  11  salaried employees, including  executive
officers,  division managers, superintendents,  project
managers and administrative personnel.  In addition, at
such  date, electrical construction had 81 hourly-rated
employees, none of whom are affiliated with  any  trade
or  labor  organization.  The  number  of  hourly-rated
employees fluctuates depending upon the number and size
of  projects under construction at any particular time.
The Company believes that the experience and continuity
of  its  employees has been an important factor in  its
success.   Management  of  the  Company  believes   its
relations with both its salaried and hourly rated employees are good.

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

The   Company  does  not  consider  itself  to   be   a
significant factor in the mining industry, except  with
respect to natural zeolites.  The Company competes with
other  companies in the search for and the  acquisition
of   mining   properties  and  their  exploration   and
development.    Many   of   these   competitors    have
substantially  greater  financial  resources  than  the
Company,   which  may  give  them  certain  competitive
advantages,   especially  with  respect   to   projects
requiring large amounts of capital.

The  Company's  mining operations are  subject  to  the
jurisdiction   of   federal  and   state   governmental
authorities,    which    have    responsibility     for
environmental  matters such as air and  water  quality,
the   promotion   of  occupational  safety   and   mine
reclamation.  The  Company has in  the  past  reclaimed
mining areas, tailing impoundments and other associated
disturbances and expects to continue to do  so  in  the
future.   Costs of such reclamation are charged against
earnings   as  incurred.   Future  costs   or   capital
expenditures   relating  to  the  protection   of   the
environment are not expected to have a material adverse
effect on the Company's earnings.  The Company believes
that  compliance with mine reclamation  laws  will  not
adversely  affect  the  competitive  position  of   its
operations since competitors in the mining industry are subject to the same laws. The Company holds federal and state environmental permits and licenses required for the operation of its mining activities.

St. Cloud - Industrial Minerals

St.  Cloud Mining Company, a Florida corporation  ("St.
Cloud"), is a wholly owned subsidiary of the Company and operates the St. Cloud mill and mining properties in Sierra County, New Mexico. The St. Cloud mill and mining properties encompass approximately 1,900 acres of fee lands, mineral leases and unpatented mining claims, which are estimated to include several million tons of geologic reserves of natural zeolites, a special type of volcanic ash (clinoptilolite).

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

Zeolite  markets  include animal feed supplements,  cat
litter,  industrial  fillers and  absorbents,  air  and
water filtration media, environmental products and soil
conditioners.   The zeolite product  is  also  used  in
other applications where ammonia control or specific cation exchange capacity is required.

In 1999, St. Cloud sold 15,908 tons of natural zeolite, compared to 14,095 tons and 15,013 tons in 1998 and 1997, respectively. St. Cloud's production facilities include drying, warehousing, bagging, blending and additional classification capabilities.

At  February  1,  2000, St. Cloud had  a  total  of  25
full-time employees, none of whom are affiliated with trade or labor organizations.

St. Cloud - Base and Precious Metals Mining

Since  1968,  the  Company has  been  involved  in  the
exploration, mining and milling of silver,  copper  and
gold  ores  at  the  St.  Cloud  property.   Production
commenced  at St. Cloud in 1981. Production was  halted
in  1992 due to declining metal prices and mine grades.
St.  Cloud's viability is sensitive to the future price
of  base  and  precious  metals,  particularly  silver.
Significant portions of the Company's investment in St.
Cloud's   silver   mines,  processing  facilities   and
equipment were written-down at the end of 1993.

St.  Cloud currently estimates their indicated reserves
to   be  approximately  349,500  tons  averaging  0.70%
copper, 5.95 ounces silver per ton and 0.031 ounces gold per ton. Based on current metal prices, the Company believes that the above-estimated reserves are not, at present, economically recoverable.

As  part of the industrial mineral operations, as  well
as  the  Company's  construction  aggregate  operations
described   below,   the  Company   provides   off-site
construction    services   utilizing   personnel    and
equipment.  Such  construction projects  have  included
restoring an endangered species habitat, closure  of  a
municipal    landfill,   and   providing   construction
aggregates for road projects.

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

Lordsburg

The Lordsburg Mining Company, a wholly owned subsidiary
of  the Company ("Lordsburg"), owns approximately 1,800
acres  of  fee  lands,  mineral leases  and  unpatented
mining  claims  which  include  certain  mining  claims
leased  in the Lordsburg Mining District, and  existing
milling   facilities,  buildings  and  other   personal
property located on the claims.

Indicated  reserves are estimated to  be  103,800  tons
averaging 0.53% copper, 1.0 ounces silver per  ton  and
0.097  ounces  gold  per ton. Based  on  current  metal
prices   and  operating  costs,  the  above   estimated
reserves are not, at present, economically recoverable.

Lordsburg  sold  5,152  tons of construction  aggregate
material  in 1999, compared to 16,547 tons  and  24,553
tons  in  1998  and  1997, respectively.  Although  the
Company   has   continued  production  of  construction
aggregates at Lordsburg, a final decision with respect to the future operations at Lordsburg has not been reached.

At  February  1,  2000, Lordsburg  had  a  total  of  2
full-time employees in New Mexico, neither of whom is affiliated with trade or labor organizations.

Item 2.  Properties.

For   information   with  respect  to   the   principal
properties and equipment utilized in the Company's mining and electrical construction operations, see
"Item 1. Business."

The Company's principal office is located in Melbourne, Florida, where the Company leases 4,503 square feet of space at an annual rental rate of $68,940. The lease, which expires in January 2001, may be renewed for one additional three-year term.

Item 3.  Legal Proceedings.

There is no material pending legal proceeding, other than routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote  of  Security
         Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 1999.


                         PART II

Item 5.  Market   for  Registrant's  Common  Equity   and
         Related Stockholder Matters.

The  Common  Stock  of the Company  is  traded  on  The
American Stock Exchange under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 1999 and 1998:

                                1999          1998
                             High   Low    High   Low
      First Quarter          5/16   3/16   7/16   5/16
      Second Quarter         5/16   3/16   3/8    5/16
      Third Quarter          5/16   3/16   7/16   1/4
      Fourth Quarter         3/8    1/4    5/16   3/16

As  of  March  1,  2000, the Company had  approximately
13,350 holders of record.

The  Company has paid no cash dividends on  its  Common
Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Item 6.  Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1999:

                                       Years Ended December 31,
                               1999    1998       1997     1996      1995
                                (in thousands except per share amounts)
Statements of Operations
  Total revenues             $20,461  $16,782   $15,974  $13,544   $13,328
  Net   income (loss)          2,476     (610)      414     (338)     (678)
  Earnings (loss)
    per share of
    common stock                0.09    (0.02)     0.01    (0.01)    (0.03)
Balance Sheets
  Total assets                16,296   14,213    13,967   13,652    13,847
  Working capital              7,507    6,144     6,371    5,934     6,241
    Stockholders' equity      14,653   12,200    12,834   12,443    12,805

Item 7.  Management's   Discussion   and   Analysis    of
         Financial Condition and Results of Operations.

                 Results of Operations

Net Income (Loss)
The Company had net income of $2,476,235 for the year ended December 31, 1999, compared to a net loss of $609,630 for the year ended December 31, 1998 and a net income of $413,971 for the year ended December 31, 1997. Results for 1999 included a recovery of $374,584 relating to impairment losses of $354,156 included in results for the year ended December 31, 1998, as discussed in Note 5 to the consolidated financial statements.

Net  income  (loss)  for the years ended  December  31,
1999, 1998 and 1997, included an income tax benefit  of
$478,671   and  income  tax  expense  of  $23,322   and
$340,731, respectively.

Revenues
Total  revenues for 1999 were $20,461,463  compared  to
$16,781,913   and  $15,974,357  in   1998   and   1997,
respectively.  A  22% increase of 1999  over  1998  was
primarily   attributable  to  electrical   construction
revenue.

Electrical  construction revenue increased  by  25%  in
1999  to  $18,113,797  from $14,447,808  for  1998  and
$13,742,723  for 1997. Electrical construction  revenue
includes   the   results   of  the   Company's   former
subsidiary, Fiber Optic Services, Inc. ("Fiber Optic"),
a  fiber   optic   cable   splicing    business.
Fiber   Optic   had   revenue,  net   of   intercompany
elimination, of $592,244 for 1999, compared to $805,783
for  1998  and $1,114,954 for 1997. Effective June  30,
1999,   the   Company  sold  to  an   unrelated   party
substantially  all the net assets of Fiber  Optic at the
recorded   net   book   value  thereof,   approximately
$525,070.

Revenue  from  mining operations  increased  by  2%  to
$2,073,777  for  the  year  ended  1999,  compared   to
$2,041,259 in 1998 and $1,814,583 in 1997.

Operating Results
Electrical  construction operations  had  an  operating
profit of $3,073,756 during 1999, compared to operating
profits  of $1,232,711 in 1998 and $1,715,608 in  1997.
The increase in operating results in 1999 was primarily
due   to  increased  revenue  and  profit  margin  from
transmission line construction.  The varying  magnitude
and  duration  of electrical construction projects  may
result  in  substantial fluctuation  in  the  Company's
backlog  from time to time. At February 15,  2000,  the
approximate   value   of  uncompleted   contracts   was
$15,800,000,  compared  to $7,580,000  at  February  1,
1999.

The   operating  profit  from  mining  operations   was
$108,284  for  1999,  compared to operating  losses  of
$656,538  and  $82,003 for 1998 and 1997, respectively.
The  operating results from mining operations  in  1999
included   the  recovery  of  $374,584  of   previously
recorded  impairment losses related to the Harlan  Coal
Royalty and the San Pedro mine (see note 5 of notes to consolidated financial statements). The 1998 operating results from mining included a charge of $354,156 for this impairment loss. The operating results from mining included depreciation expense of $309,206 during 1999, compared to $313,701 in 1998.

Other Income
Other  income  for  1999  was  $273,889,  compared   to
$292,846  and $407,051 for 1998 and 1997, respectively.
The decrease in other income for 1999 was primarily a result of lower interest income.

Costs and Expenses
Total costs and expenses, and the components thereof, increased to $18,463,899 for 1999 from $17,368,221 in
1998 and $15,219,655 in 1997 as a result of increased electrical construction costs.

Electrical   construction   costs   were   $14,302,105,
$12,522,747  and $11,361,069 in 1999,  1998  and  1997,
respectively. The increase in costs for 1999 was attributable to a higher level of activity.

Mining costs were $2,030,871 for 1999, compared to $2,029,940 in 1998 and $1,565,801 in 1997.

Depreciation and amortization was $1,108,931 for 1999, compared to $1,072,876 in 1998 and $1,058,403 in 1997.

General corporate expenses of the Company increased  to
$1,458,365  in  1999,  from  $1,455,327  in  1998   and
$1,285,954 in 1997.

            Liquidity and Capital Resources

Cash  and  cash equivalents at December 31,  1999  were
$5,719,163 as compared to $2,616,465 as of December 31,
1998.   Working  capital  at  December  31,  1999   was
$7,507,357,  compared  to $6,143,737  at  December  31,
1998. The Company's ratio of current assets to current liabilities increased to 5.7 to 1 at December 31, 1999, from 4.1 to 1 at December 31, 1998.

The Company does not enter into financial instruments for trading purposes. Financial instruments consist principally of cash and cash equivalents with limited market risk sensitivity.

The  Company  paid  cash  dividends  on  its  Series  A
Preferred Stock in the amount of $17,819 in each of the
years  ended  December 31, 1999, 1998  and  1997.   The
Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Pursuant  to  an  unsecured line  of  credit  agreement
between  the  Company's  subsidiary,  Southeast   Power
Corporation, and SunTrust Bank of Central Florida, N.A.
(guaranteed by the Company), Southeast Power may borrow
up  to $1,000,000 at the bank's prime rate of interest.
This  credit line expires June 30, 2000, at which  time
the Company expects to renew it for an additional year.
No  borrowings  were  outstanding under  this  line  of
credit  during the years ended December  31,  1999  and
1998.   However, since 1996, $100,000 of this  line  of
credit has been reserved for a standby letter of credit.

The  Company's capital expenditures for the year  ended
December   31,   1999  increased  to  $1,655,913   from
$1,193,684 for 1998.  Capital expenditures in 2000  are
expected  to  be  approximately $3,000,000,  which  the
Company  expects  to  finance  through  existing   cash
reserves  or credit facilities.  This increase  in  the
level  of  capital expenditures is to  accommodate  the
increased   level  of  operations  in   the   Company's
electrical construction segment.

                 Year 2000 Compliance

In  the  past,  many computers, software programs,  and
other information technology ("IT systems"), as well as
other  equipment relying on microprocessors or  similar
circuitry ("non-IT systems"), were written or  designed
using  two  digits,  rather than four,  to  define  the
applicable year.  As a result, if not addressed,  these
systems  may  not have been able to properly  interpret
dates  beyond  the Year 1999, which  may  have  led  to
business   disruptions.   Accordingly,   the    Company
identified   and   performed   all   needed    material
modifications and testing of significant  systems,  and
communicated  with  customers,  suppliers,  banks   and
others  with  whom  it  does  significant  business  to
determine  their Year 2000 readiness and the extent  to
which   the   Company  was  vulnerable  to  any   other
organization's Year 2000 issues.

The Company considers the transition into the year 2000
successful  from  the perspective of its  systems.   In
addition to the changeover to January 1, 2000,  it  has
been  shown  that certain other dates may also  present
similar   problems  for  some  systems.   The   Company
continues  to  monitor  the situation.   To  date,  the
Company  has  not  experienced any material  Year  2000
issues with respect to its systems, customers or suppliers.

The Company estimates that the total cost to the Company of Year 2000 activities has been less than $10,000.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield
Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/
KPMG LLP


Orlando, Florida
February 15, 2000


                         THE GOLDFIELD CORPORATION
                             and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      1999             1998
ASSETS
Current assets
  Cash and cash equivalents                       $ 5,719,163      $ 2,616,465
  Accounts receivable and accrued billings          2,315,682        3,133,855
  Current portion of notes receivable                  42,383          123,393
  Inventories (Note 2)                                351,458          346,799
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 3)        139,051        1,793,119
  Prepaid expenses and other current assets           535,845           83,428
    Total current assets                            9,103,582        8,097,059
Property, buildings and equipment, net (Note 4)     4,626,695        4,450,256
Notes receivable, less current portion                251,563          293,956
Deferred charges and other assets
  Deferred income taxes (Note 6)                    1,150,000          548,000
  Land held for sale                                  385,296           52,448
  Cash surrender value of life insurance (Note 7)     779,100          771,430
    Total deferred charges and other assets         2,314,396        1,371,878
Total assets                                      $16,296,236      $14,213,149
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities
    (Note 8)                                      $ 1,453,707      $ 1,905,457
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 3)         59,974           13,769
  Current portion of deferred gain on
    installment sales                                  10,905           10,774
  Income taxes payable (Note 6)                        71,639           23,322
    Total current liabilities                       1,596,225        1,953,322

Deferred gain on installment sales, less
  current portion                                      47,303           59,596
Total liabilities                                   1,643,528        2,012,918
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock
    (Note 9)                                          339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued and
    outstanding 26,872,106 shares
    (Notes 9, 10 and 11)                            2,687,211        2,687,211
  Capital surplus                                  18,369,860       18,369,860
  Accumulated deficit                              (6,725,050)      (9,177,527)
    Total                                          14,671,428       12,218,951
  Less common stock in treasury, 17,358
    shares, at cost                                    18,720           18,720
    Total stockholders' equity                     14,652,708       12,200,231
Total liabilities and stockholders' equity        $16,296,236      $14,213,149

See accompanying notes to consolidated financial statements


                         THE GOLDFIELD CORPORATION
                             and Subsidiaries

                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Years Ended December 31,
                                      1999            1998            1997
Revenue
  Electrical construction          $18,113,797     $14,447,808     $13,742,723
  Mining                             2,073,777       2,041,259       1,814,583
  Royalty income                            --              --          10,000
  Other income, net (Note 12)          273,889         292,846         407,051
    Total revenue                   20,461,463      16,781,913      15,974,357

Costs and expenses
  Electrical construction           14,302,105      12,522,747      11,361,069
  Mining                             2,030,871       2,029,940       1,565,801
  Depreciation and amortization      1,108,931       1,072,876       1,058,403
  Impairment (recoveries) losses
    (Note 5)                          (374,584)        354,156              --
  General and administrative         1,396,576       1,388,502       1,234,382
    Total costs and expenses        18,463,899      17,368,221      15,219,655

Income (loss) from operations
  before income taxes                1,997,564        (586,308)        754,702

Income taxes (benefit) (Note 6)       (478,671)         23,322         340,731

Net income (loss)                    2,476,235        (609,630)        413,971

Preferred stock dividends               23,758          23,758          23,758

Income (loss) available to
  common stockholders              $ 2,452,477     $  (633,388)    $   390,213

Basic and diluted earnings (loss)
  per share of common stock
  (Note 11)                        $      0.09     $     (0.02)    $      0.01

Weighted average number of
  common shares outstanding         26,854,748      26,854,748      26,854,748

See accompanying notes to consolidated financial statements



                          THE GOLDFIELD CORPORATION
                             and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Years Ended December 31,
                                          1999          1998           1997
Cash flows from operating activities
   Net income (loss)                   $2,476,235    $ (609,630)    $  413,971
Adjustments to reconcile net
  income (loss) to net
  cash provided by (used in)
  operating activities
  Depreciation and amortization         1,108,931     1,072,876      1,058,403
  Impairment losses                            --       354,156             --
  Deferred income taxes                  (602,000)           --        312,000
  (Gain) loss on sale of property
    and equipment                         (20,509)       32,215        (14,499)
  Gain on disposition of land
    held for sale                         (52,950)      (87,785)       (66,535)
  Deferral of gain arising from
    installment land sales                 40,788       140,377             --
  Cash provided from (used by)
    changes in
     Accounts receivable and accrued
       billings                           535,825    (1,304,211)      (409,374)
     Inventories                           (4,659)     (128,297)         9,547
     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts            1,654,068    (1,001,759)      (191,058)
     Prepaid expenses and other
       current assets                    (475,688)       (9,060)       (10,574)
     Accounts payable and accrued
       liabilities                       (373,111)      988,553        (37,087)
     Billings in excess of costs
       and estimated earnings on
       uncompleted contracts               46,205       (59,279)        (1,023)
     Income taxes payable                  48,317        (5,409)        28,731
         Net cash provided by (used in)
           operating activities         4,381,452      (617,253)     1,092,502

Cash flows from investing activities
  Proceeds from the disposal of
     property and equipment                92,962       161,534        110,215
  Proceeds from sale of subsidiary        525,070            --             --
  Issuance of notes receivable           (171,748)     (245,145)      (139,969)
  Proceeds from notes receivable          295,151       224,318        303,318
  Purchases of property and equipment  (1,655,913)   (1,193,684)    (1,450,914)
  Net acquisition of land held for sale  (332,848)      (52,448)            --
  Cash surrender value of life
    insurance                              (7,670)      (34,380)      (104,311)
    Net cash used by investing
      activities                       (1,254,996)   (1,139,805)    (1,281,661)

Cash flows from financing activities
  Payments of preferred stock
    dividends                             (23,758)      (23,758)       (23,758)

Net increase (decrease) in cash
  and cash equivalents                  3,102,698    (1,780,816)      (212,917)
Cash and cash equivalents at
  beginning of period                   2,616,465     4,397,281      4,610,198
Cash and cash equivalents at
  end of period                        $5,719,163    $2,616,465     $4,397,281

Supplemental disclosure of cash
  flow information:
  Income taxes paid                    $   75,012    $   28,731     $      --

See accompanying notes to consolidated financial statements


                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Years Ended December 31,
                                        1999            1998            1997
STOCKHOLDERS' EQUITY
ACCUMULATED       Beginning balance   $(9,177,527)  $(8,544,139)  $ (8,934,352)
DEFICIT           Net income (loss)     2,476,235      (609,630)       413,971
                  Cash dividends
                   Series A Stock
                   (per share:  7%)       (23,758)      (23,758)       (23,758)
                  Ending balance       (6,725,050)   (9,177,527)    (8,544,139)

PREFERRED         Beginning and
STOCK SERIES A     ending balance         339,407       339,407        339,407

COMMON STOCK      Beginning and
                   ending balance       2,687,211     2,687,211      2,687,211

CAPITAL           Beginning and
SURPLUS            ending balance      18,369,860    18,369,860     18,369,860

TREASURY STOCK    Beginning and
                   ending balance         (18,720)      (18,720)       (18,720)

                  Total consolidated
                   stockholders'
                   equity             $14,652,708    $12,200,231   $12,833,619



SHARES OF CAPITAL STOCK
PREFERRED         Beginning and ending
STOCK SERIES A     number of shares       339,407        339,407       339,407

COMMON STOCK      Beginning and ending
                   number of shares    26,872,106     26,872,106    26,872,106

TREASURY STOCK    Beginning and ending
                   number of shares        17,358         17,358        17,358

See accompanying notes to consolidated financial statements



               THE GOLDFIELD CORPORATION
                   and Subsidiaries

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              December 31, 1999 and 1998


Note 1 - Summary of Significant Accounting Policies

Basis   of  Financial  Statement  Presentation  -   The
accompanying consolidated financial statements  include
the  accounts  of The Goldfield Corporation  ("Parent")
and  its wholly owned subsidiaries (collectively,  "the
Company").   All significant intercompany balances  and
transactions have been eliminated.

Nature of Operations - The Company's principal lines of
business are electrical construction and the mining  of
industrial  minerals  as  well  as  base  and  precious
metals.    The  principal  market  for  the   Company's
electrical construction operation is electric utilities
in  the  southeastern  United  States.   The  principal
markets   for  the  Company's  mining  operations   are
purchasers  of zeolite products throughout  the  United
States.

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

Electrical Contracts - Revenues are earned under  fixed
price   contracts  and  units  of  delivery  contracts.
Revenues  from units of delivery contracts are recorded
as  the  service is performed.  For completed units  of
delivery  contracts, the revenue  is  based  on  actual
billings.   For uncompleted units of delivery contracts
the revenue is based on actual labor hours incurred and
estimated  final  billing rates.  Revenues  from  fixed
price  construction  contracts are  recognized  on  the
percentage-of-completion method measured  by  comparing
the costs incurred to date to the estimated total costs
to  be  incurred for each contract.  The asset,  "costs
and  estimated  earnings  in  excess  of  billings   on
uncompleted  contracts" represents revenues  recognized
in  excess of amounts billed.  The liability, "billings
in   excess   of  costs  and  estimated   earnings   on
uncompleted contracts" represents billings in excess of revenue recognized.

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

Executive  Long-term  Incentive  Plan  -  The   Company
applies  the intrinsic value-based method of accounting
prescribed  by  Accounting  Principles  Board   ("APB")
Opinion  No.  25,  "Accounting  for  Stock  Issued   to
Employees," and related interpretations, in  accounting
for   its   fixed   plan  stock  options.    As   such,
compensation expense would be recorded on the  date  of
grant   only  if  the  current  market  price  of   the
underlying stock exceeded the exercise price.  SFAS No.
123,   "Accounting   for   Stock-Based   Compensation,"
established   accounting  and  disclosure  requirements
using a fair value-based method of accounting for stock-
based employee compensation plans.  As allowed by  SFAS
No.  123, the Company has elected to continue to  apply
the   intrinsic   value-based  method   of   accounting
described   above,  and  has  adopted  the   disclosure
requirements of SFAS No. 123.

Use of Estimates - Management of the Company has made a
number  of  estimates and assumptions relating  to  the
reporting  of assets and liabilities and the disclosure
of  contingent assets and liabilities to prepare  these
financial   statements  in  conformity  with  generally
accepted  accounting principles.  Actual results  could
differ from those estimates.  Management considers  the
most  significant estimate in preparing these financial
statements  to  be  the  estimated  cost  to   complete
electrical contracts in progress.

Financial  Instruments  Fair  Value,  Concentration  of
Business  and  Credit  Risks  -  The  carrying   amount
reported  in  the  balance  sheet  for  cash  and  cash
equivalents, accounts receivable and accrued  billings,
accounts  payable and accrued liabilities  approximates
fair  value  because  of  the immediate  or  short-term
maturity of these financial instruments. The fair value
of  notes  receivable is considered  by  management  to
approximate   carrying  value.   Financial  instruments
which potentially subject the Company to concentrations
of   credit   risk  consist  principally  of   accounts
receivable,  accrued  billings  and  retainage  in  the
amount  of  $2,106,638 at December 31,  1999  due  from
electrical  utilities pursuant to contract terms.   The
Company considers these electrical utility customers to be creditworthy.

Reclassifications - Certain amounts in  1998  and  1997
have   been  reclassified  to  conform  to   the   1999
presentation.

Note 2 - Inventories

Inventories at December 31 consisted of:

                                 1999         1998
Materials and supplies         $177,991    $257,788
Industrial mineral products      91,886      72,212
Ores in process                  81,581      16,799
Total inventories              $351,458    $346,799

Note  3  -  Costs and Estimated Earnings on Uncompleted
            Contracts

Long-term   fixed  price  construction   contracts   in
progress   accounted   for  using  the   percentage-of-
completion method at December 31 consisted of:

                                                  1999         1998
Costs incurred  on  uncompleted contracts      $4,997,862  $3,201,099
Estimated earnings                              1,429,301   1,719,030
                                                6,427,163   4,920,129
Less billings to date                           6,348,086   3,140,779
                                               $   79,077  $1,779,350
Included  in  the balance  sheets
  under the following captions
    Costs and estimated earnings
      in excess of billings on
      uncompleted contracts                      $139,051  $1,793,119
    Billings in excess of  costs
      and estimated earnings
      on uncompleted contracts                   (59,974)     (13,769)
Total                                           $ 79,077   $1,779,350

The  amounts billed but not paid by customers  pursuant
to   retention  provisions  of  long-term  construction
contracts  were $102,742 and $202,095 at  December  31,
1999   and  1998,  respectively.  Such  retainage   are
expected to be collected within the next twelve months.

Note 4 - Property, Buildings and Equipment

Balances of major classes of properties at December  31
consisted of:

                                   1999         1998
Land, mines and mining claims  $ 5,266,753  $ 5,266,753
Buildings and improvements       1,816,859    1,732,442
Machinery and equipment         15,794,733   15,542,364
Construction in progress            16,930      128,723
   Total                        22,895,275   22,670,282
Less accumulated
  depreciation, depletion
  and amortization              18,268,580   18,220,026
Net properties, buildings
  and equipment                $ 4,626,695  $ 4,450,256

As  a  matter  of  policy, management  of  the  Company
reviews  the  net  carrying value  of  all  properties,
buildings  and  equipment on a periodic  basis.   As  a
result of such review, no write-down was considered necessary during any of the years in the three-year period ended December 31, 1999.

Note 5 - Impairment Recoveries and Losses

The  Company had a note receivable from the sale of the
capital  stock  of the San Pedro Mining Corporation  in
April   1993.   During  the  third  quarter  of   1998,
management  determined the note  receivable  to  be  an
impaired   asset  and  wrote-off  the  unpaid  balance.
Future   discounted  cash  flows  were   estimated   by
management  to  be  zero primarily due  to  anticipated
legal  and  reclamation costs. The impairment  loss  of
$258,538  was  separately identified as a component  of
continuing  operations.  The loss, which was recognized
in  the  third  quarter of 1998, was  included  in  the
Company's  operating results from mining.   During  the
second and third quarters of 1999, the Company received
a  deed  in  lieu of foreclosure for the real property,
water  rights and other assets and a bill  of  sale  in
lieu of foreclosure for certain equipment in connection
with  this  mining  property.   The  Company  has  sold
certain  of these assets for cash and a note receivable
resulting   in   recovery   of  previously   recognized
impairment losses.  The recovery of $321,084  has  been
separately   identified  in  the  Company's   operating
results from mining.

During   the  second  quarter  of  1999,  the   Company
recovered $53,500 relating to its previous write-off in
the  second  quarter  of 1998, of  a  coal  royalty  it
retained  in  property  it formerly  owned  in  Harlan,
Kentucky.  The Company recognized an impairment loss of
$95,618  in  the  second quarter  of  1998,  which  was
separately  identified and included  in  the  Company's
operating results from mining.  The recovery of $53,500
has   been   separately  identified  in  the  Company's
operating results from mining.

Note 6 - Income Taxes

The  income tax provisions for the years ended December
31 consisted of:

                  1999        1998        1997
Current
  Federal       $ 39,000     $    --     $  5,000
  State           84,329       23,322      23,731
                 123,329       23,322      28,731
Deferred
  Federal       (495,000)          --     261,000
  State         (107,000)          --      51,000
                (602,000)          --     312,000
Total           (478,671)     $23,322    $340,731


Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31, consisted of:

                                                       1999         1998
Deferred tax assets
   Depletion, mineral rights  and deferred
     development and  exploration costs          $   322,000   $  354,000
   Accrued  workers' compensation costs                9,000       11,000
   Note  receivable,  principally
     due to allowance                                     --      135,000
   Accrued vacation and bonus                        240,000       25,000
   Property    and   equipment,
     principally due   to   differences
     in depreciation and valuation write-
     downs                                           289,000      325,000
   Contingent  salary   payments recorded
     as goodwill for tax purposes                     37,000        7,000
   Net operating loss carryforwards                1,884,000    2,722,000
   Investment tax credit carryforwards                 9,000        9,000
   Alternative minimum tax credit
     carryforwards                                   301,000      262,000
                                                   3,091,000    3,850,000
Valuation allowance for  deferred
  tax assets                                      (1,941,000)  (3,265,000)
  Total deferred tax assets                        1,150,000      585,000

Deferred tax liabilities
  Deferred  gain  on  sale of subsidiary                  --      (37,000)
  Total net deferred tax assets                   $1,150,000   $  548,000

The  Company  has  recorded a  valuation  allowance  to
reflect  the  estimated amount of deferred tax  assets,
which   may   not   be  realized.  In   assessing   the
realizability   of  deferred  tax  assets,   management
considers whether it is more likely than not that  some
portion or all of the deferred tax assets will  not  be
realized.   The  ultimate realization of  deferred  tax
assets  is  dependent  upon the  generation  of  future
taxable  income  during  the  periods  in  which  those
temporary  differences  become deductible.   Management
considers the projected future taxable income  and  tax
planning  strategies  in making this  assessment.   The
Company decreased the valuation allowance for net deferred tax assets by $1,324,000 for the year ended
December 31, 1999.

At December 31, 1999, the Company had tax net operating
loss    carryforwards   of   approximately   $4,951,000
available to offset future regular taxable income, which if unused, will expire from 2001 through 2018.

The   Company  has  alternative  minimum   tax   credit
carryforwards of approximately $301,000, which are available to reduce future Federal income taxes over an indefinite period.

The differences between the Company's effective income tax rate and the Federal statutory rate for the years ended December 31 are reconciled below:

                                        1999     1998     1997
Federal statutory rate (benefit)        34.0%   (34.0)%   34.0%
State income tax                         4.2      3.8      6.5
Non-deductible expenses                  2.6      6.6      2.5
Expiration of investment tax credits      --     32.8      7.4
Valuation allowance                    (64.8)    (5.4)    (5.2)
Total                                  (24.0)%    3.8%    45.2%

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

Effective  January  1, 1995, the  Company  adopted  The
Goldfield Corporation and Subsidiaries Employee Savings
and  Retirement Plan, a defined contribution plan  that
qualifies under Section 401(k) of the Internal  Revenue
Code.   The  plan provides retirement benefits  to  all
employees  who meet eligibility requirements and  elect
to   participate.    Under  the   plan,   participating
employees  may  defer  up  to  15%  of  their   pre-tax
compensation  per  calendar year  subject  to  Internal
Revenue  Code  limits.  The Company's contributions  to
the   plan   are   discretionary   and   amounted    to
approximately  $116,000, $95,000 and  $96,000  for  the
years   ended  December  31,  1999,  1998   and   1997,
respectively.

Note 8 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consisted of:

                                      1999        1998
Accounts payable                  $  562,105  $1,277,929
Bonuses                              589,099     331,267
Payroll and related expenses         160,805     149,300
Worker's compensation
  insurance reserve                   22,437      29,927
Insurance                             15,026      80,157
Other                                104,235      36,877
Total                             $1,453,707  $1,905,457

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

At December 31, 1999, 26,872,106 shares of Common Stock were issued, 388,597 shares of Common Stock were reserved for possible conversion of the Series A Stock and 985,000 shares were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.

Note 10 - The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In  1998  the stockholders of the Company approved  the
1998  Executive Long-term Incentive Plan (the  "Plan"),
which   permits  the  granting  of  Nonqualified  Stock
Options,  Incentive  Stock Options, Stock  Appreciation
Rights,  Restricted  Stock,  Restricted  Stock   Units,
Performance  Units, Performance Share and other  awards
to  all  officers and key employees of the Company  and
its  subsidiaries. Shares granted pursuant to the  Plan
may  be authorized but unissued shares of Common Stock,
Treasury shares or shares purchased on the open market.
The  exercise price under such grants will be based  on
the  fair market value of the Common Stock at the  date
of  grant.  The maximum number of shares available  for
grant under the Plan is 1,300,000.  The options must be
exercised within 10 years of the date of grant.  As  of
December  31, 1999, options to purchase 985,000  shares
(exercisable at $0.22 per share, the fair market  value
of  the  Common  Stock at the date of grant)  had  been
granted.   No options were outstanding at December  31,
1998.

A summary of option transactions follows:

                                                                  Weighted
                                                                  average
                                           Range of   Weighted    remaining
                                           exercise   average    contractual
                                            prices    exercise      life
                                Shares     per share   price      (in year)
Balance outstanding,
  December 31, 1998                  --     $  --      $  --
Shares granted on
  March 9, 1999                 985,000      0.22       0.22
Balance outstanding
  December 31, 1999             985,000     $0.22      $0.22         9.18

The per share weighted average fair value of stock options granted was $0.20 in 1999 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                              1999
Volatility                   101.5%
Dividend paid                   --
Risk-free interest rate       5.25%
Expected life in years          10

All  stock  options granted, except  as  noted  in  the
paragraph below, have been granted to officers and  key
employees  with  an exercise price equal  to  the  fair
value  of  the Common Stock at the date of grant.   The
Company  applies  APB Opinion No. 25 for  issuances  to
officers  and key employees in accounting for its  Plan
and,   accordingly,  no  compensation  cost  has   been
recognized in the consolidated financial statements through December 31, 1999.

On  March  9,  1999, the Company granted 985,000  stock
options  with  an exercise price of $0.22  and  a  fair
value  of  $0.20.   The  Company  did  not  record  any
compensation expense at the date of grant.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's income available to common stockholders would have decreased to the pro forma amounts indicated below:

                                                             1999
Income available to common stockholders as reported       $2,452,477
Pro  forma net income available to common stockholders    $2,411,802
Earnings per share, as reported:
  Basic and diluted                                            $0.09
Pro forma earnings per share:
  Basic and diluted                                            $0.09

Note  11  -  Basic Earnings (Loss) Per Share of  Common
             Stock

Basic earnings (loss) per common share, after deducting
dividend  requirements  on the Company's  Series  A  7%
Voting  Cumulative Convertible Preferred Stock ("Series
A  Stock")  of  $23,758  in each  of  the  years  ended
December 31, 1999, 1998 and 1997, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the years ended December 31, 1999, 1998 and 1997. Common shares issuable on conversion of Series A
Stock are not considered in the basic earnings (loss) calculation because their inclusion would be anti-dilutive.

Note 12 - Other Income, Net

Other  income,  net  for the years  ended  December  31
consisted of:

                                              1999         1998         1997
Interest income                             $183,004     $221,775     $300,241
Recognized gain on installment sale
  of subsidiary                                   --           --       66,313
Recognized gain on installment sale of lots   52,950       87,785          222
Gain (loss) on sale of equipment              20,509      (32,215)      14,499
Other                                         17,426       15,501       25,776
Total other income, net                     $273,889     $292,846     $407,051

Note 13 - Credit Facility

Under  an unsecured line of credit arrangement expiring
June   30,  2000  (guaranteed  by  the  Company),   the
Company's electrical construction subsidiary may borrow up to $1,000,000 at the bank's prime rate of interest.
At December 31, 1999 and 1998, no borrowings were outstanding under this line of credit; however, during 1999 and 1998, $100,000 of the line of credit was reserved for a standby letter of credit for the outstanding self-insured workers compensation claims.
All stated conditions related to this available credit line have been complied with in 1999 and 1998.

Note 14 - Financial Assurances

The Company has provided third party guarantees for the Company's wholly owned mining subsidiaries, St. Cloud
Mining Company and The Lordsburg Mining Company, in favor of the State of New Mexico's Mining and Minerals
Division  of the Energy, Minerals and Natural Resources
Department  ("Financial Assurances").  These  Financial
Assurances, amounting to $269,787, guarantee approved post mine reclamation plans for the Company's mines.
The Company has also provided a Financial Assurance for $74,145 to guarantee approved post mine reclamation plans for the San Pedro Mine. The Company sold the San
Pedro Mine to an unrelated third party during 1999 as discussed in Note 5.

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

Any  intersegment  sales  have  been  eliminated.   The
following table sets forth certain segment information for the periods indicated:

                                     1999         1998         1997
Sales  from operations
  to unaffiliated customers
    Electrical construction     $18,113,797  $14,447,808  $13,742,723
    Mining                        2,073,777    2,041,259    1,814,583
Total                           $20,187,574  $16,489,067  $15,557,306

Gross profit
  Electrical construction        $3,073,756   $1,232,711   $1,715,608
  Mining                            108,284     (656,538)     (82,003)
Total gross profit                3,182,040      576,173    1,633,605

Interest   and   other
  income, net                       273,889      292,846      407,051
General corporate expenses       (1,458,365)  (1,455,327)  (1,285,954)
  Income (loss)  from
    operations before
    income taxes                 $1,997,564   $ (586,308)  $  754,702


The following  table
  sets forth certain
  segment information
  as of the date indicated:         1999         1998          1997
Identifiable assets
  Electrical construction       $ 9,872,851  $ 8,916,375   $ 7,365,219
  Mining                          2,796,696    2,586,344     2,745,216
  Corporate                       3,626,689    2,710,430     3,856,107
Total                           $16,296,236  $14,213,149   $13,966,542

Capital expenditures
  Electrical construction        $1,311,940   $  901,347    $1,120,678
  Mining                            271,837      191,034       152,783
  Corporate                          72,136      101,303       177,453
Total                            $1,655,913   $1,193,684    $1,450,914

Depreciation and depletion
  Electrical construction        $  737,936   $  692,350    $  666,047
  Mining                            309,206      313,701       340,784
  Corporate                          61,789       66,825        51,572
Total                            $1,108,931   $1,072,876    $1,058,403

Gross  profit is total operating revenue less operating
expenses.   Gross  profit  excludes  general  corporate
expenses, interest expense, interest income and income taxes. Royalty income (loss) and impairment losses and recoveries are included in the calculation of gross profit for the mining segment. Identifiable assets by industry are used in the operations of each industry.

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

                         1999                1998             1997
                              % of               % of              % of
                              Total              Total             Total
                    Amount    Sales     Amount   Sales   Amount    Sales
Electrical construction
  Customer A                                              $2,910     19
  Customer B        $2,764      14
  Customer C                                               1,526     10
  Customer D         2,988      15      $2,321     14      3,383     22
  Customer E         2,499      12       2,490     15
  Customer F         3,529      17

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

                       PART III

Item  10.   Directors  and Executive  Officers  of  the
            Registrant.

Information concerning the directors of the Company will be contained under "Election of Directors" in the Company's 2000 Proxy Statement, which information is incorporated by reference.

The executive officers of the Company are as follows:

                                         Year In Which
                                         Service Began
      Name and Title(1)                    As Officer         Age
  John H. Sottile
    Chairman of the Board of
    Directors, President and
    Chief Executive Officer,
    Director                                  1983             52

  Dwight W. Severs
    Secretary, Director                       1998             56

  Stephen R. Wherry,
    Vice President, Treasurer
    and Chief Financial Officer               1988             41

(1) As of March 1, 2000.

Throughout the past five years John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company.

John H. Sottile has served as Chairman of the Board of Directors since May 1998.

Dwight W. Severs has been a director since 1998 and Secretary of the Company since November 1999. Mr.
Severs has held the position of City Attorney for the City of Titusville, Florida since September 1971 (full-time since January 1999). Since March 1998, Mr.
Severs has been a principal  for  the firm of Dwight W.
Severs & Associates, P.A. Mr. Severs was a member of the law firm of Severs, Stadler & Harris, P.A.
between January 1995 and March 1998.

The term of office of all directors is until the next annual meeting and the term of office of all officers are for one year and until their successors are chosen and qualify.

Item 11. Executive Compensation.

Information concerning executive compensation  will  be
contained   under  "Executive  Compensation"   in   the
Company's 2000 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security   Ownership  of  Certain   Beneficial
         Owners and Management.

Information  concerning the security ownership  of  the
directors  and  officers  of  the  registrant  will  be
contained  under  "Ownership of  Voting  Securities  by
Certain  Beneficial  Owners  and  Management"  in   the
Company's 2000 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain   Relationships   and    Related
         Transactions.

Information   concerning  relationships   and   related
transactions  of  the  directors and  officers  of  the
Company will be contained under "Election of Directors"
in   the   Company's   2000  Proxy   Statement,   which
information is incorporated herein by reference.


                        PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.


(a) Financial Statements                                       Page

Report of Independent Certified Public Accountants              11

Consolidated Balance Sheets - December 31, 1999 and 1998        12

Consolidated Statements of Operations - Three Years
  ended December 31, 1999                                       13

Consolidated Statements of Cash Flows - Three Years
  ended December 31, 1999                                       14

Consolidated Statements of Stockholders' Equity -
  Three Years ended December 31, 1999                           15

Notes to Consolidated Financial Statements                      16

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

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

  4-1     Action  by  Unanimous Consent  of  Holders  of
          Preferred Stock as of September 30, 1979  per
          manently  waiving  mandatory  redemption   is
          hereby  incorporated by reference to  Exhibit
          3-5 of the Company's Registration Statement on Form S-l, No. 2-65781, heretofore filed with the Commission on November 28, 1979.

  4-2     Specimen   copy  of  Company's  Common   Stock
          certificate   is   hereby   incorporated   by
          reference  to  Exhibit 4-5 of  the  Company's
          Annual Report on Form 10-K for the year ended
          December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

  4-3     The Goldfield Corporation 1998 Executive Long-
          term Incentive Plan is hereby incorporated by
          reference   to   the  Company's  Registration
          Statement   on   Form  S-8,  No.   333-72241,
          heretofore  filed  with  the  Commission   on
          February 12, 1999.

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

  10-2(f) Amendment   dated  September   20,   1999   to
          Employment  Agreement effective  January  15,
          1985  between  The Goldfield Corporation  and
          John H. Sottile, is hereby incorporated by reference to Exhibit 10-2(f) of the Company's report on Form 10-Q for the quarter ended
          September 30, 1999, heretofore filed with the Commission (file No. 1-7525).

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

  10-3(c) Amendment   dated  September   11,   1995   to
          Employment  Agreement  effective  January  1,
          1986 between Southeast Power Corporation  and
          John H. Sottile, is hereby incorporated by reference to Exhibit 10-3(c) of the Company's report on Form 10-Q for the quarter ended
          September 30, 1995 heretofore filed with the Commission (file No. 1-7525).

  10-3(d) Amendment   dated  September   20,   1999   to
          Employment  Agreement  effective  January  1,
          1986 between Southeast Power Corporation  and
          John H. Sottile, is hereby incorporated by reference to Exhibit 10-3(d) of the Company's report on Form 10-Q for the quarter ended
          September 30, 1999 heretofore filed with the Commission (file No. 1-7525).

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

  10-6(d) Amendment dated December 23, 1997 to the
          Modification of Secured Term Note,  Mortgage,
          Security  Agreement and Financing  Statements
          between Florida Transport Corporation and The
          San   Pedro   Mining  Corporation,  Royalstar
          Resources Ltd. and Royalstar Southwest,  Inc.
          heretofore  filed  with the Commission  (file
          No. 1-7525).

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

THE GOLDFIELD CORPORATION


By /s/    John H. Sottile
   (John H. Sottile)
   Chairman  of  the  Board  of  Directors,  President,
   Chief Executive Officer and Director

Dated:  March 15, 2000

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2000.


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

          *                   Director and Secretary
(Dwight W. Severs)

          *                   Director
(John P. Fazzini)

          *                   Director
(Danforth E. Leitner)

          *                   Director
(Harvey C. Eads, Jr.)


*By: /s/ John H. Sottile
John H. Sottile
Attorney-in-Fact



                SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549



                            Form 10-K



          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended December 31, 1999     Commission File No. 1-7525



                    THE GOLDFIELD CORPORATION



                             EXHIBITS



March 15, 2000


                         INDEX TO EXHIBITS

                                                             Sequentially
                                                               Numbered
                                                                 Pages
(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

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

  4-1     Action  by  Unanimous Consent  of  Holders  of
          Preferred Stock as of September 30, 1979  per
          manently  waiving  mandatory  redemption   is
          hereby  incorporated by reference to  Exhibit
          3-5 of the Company's Registration Statement on Form S-l, No. 2-65781, heretofore filed with the Commission on November 28, 1979.

  4-2     Specimen   copy  of  Company's  Common   Stock
          certificate   is   hereby   incorporated   by
          reference  to  Exhibit 4-5 of  the  Company's
          Annual Report on Form 10-K for the year ended
          December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

  4-3     The Goldfield Corporation 1998 Executive Long-
          term Incentive Plan is hereby incorporated by
          reference   to   the  Company's  Registration
          Statement   on   Form  S-8,  No.   333-72241,
          heretofore  filed  with  the  Commission   on
          February 12, 1999.

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

  10-2(f) Amendment   dated  September   20,   1999   to
          Employment  Agreement effective  January  15,
          1985  between  The Goldfield Corporation  and
          John H. Sottile, is hereby incorporated by reference to Exhibit 10-2(f) of the Company's report on Form 10-Q for the quarter ended
          September 30, 1999, heretofore filed with the Commission (file No. 1-7525).

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

  10-3(c) Amendment   dated  September   11,   1995   to
          Employment  Agreement  effective  January  1,
          1986 between Southeast Power Corporation  and
          John H. Sottile, is hereby incorporated by reference to Exhibit 10-3(c) of the Company's report on Form 10-Q for the quarter ended
          September 30, 1995 heretofore filed with the Commission (file No. 1-7525).

  10-3(d) Amendment   dated  September   20,   1999   to
          Employment  Agreement  effective  January  1,
          1986 between Southeast Power Corporation  and
          John H. Sottile, is hereby incorporated by reference to Exhibit 10-3(d) of the Company's report on Form 10-Q for the quarter ended
          September 30, 1999 heretofore filed with the Commission (file No. 1-7525).

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

  10-6(d) Amendment dated December 23, 1997 to the
          Modification of Secured Term Note,  Mortgage,
          Security  Agreement and Financing  Statements
          between Florida Transport Corporation and The
          San   Pedro   Mining  Corporation,  Royalstar
          Resources Ltd. and Royalstar Southwest,  Inc.
          heretofore  filed  with the Commission  (file
          No. 1-7525).

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

  *21     Subsidiaries of Registrant                             41

  *23     Consent of Independent Auditors                        42

  *24     Powers of Attorney                                     43

  (a)     Powers of Attorney

  (b)     Certified   resolution  of  the   Registrant's
          Board of Directors authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney.

  *27     Financial     Data     Schedule     (submitted
          electronically for SEC information only)

 * Filed herewith.