Form 10-Q
period 2000-03-31
GOLDFIELD CORP
filed 2000-05-10
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

                                 (Mark One)

[x]   Quarterly Report Pursuant to Section 13 or  15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

There were 26,854,748 shares of common stock, par value
$.10   per   share,   of   The  Goldfield   Corporation
outstanding as of March 31, 2000.



                       PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                   March 31,      December 31,
                                                      2000             1999
ASSETS
Current assets
  Cash and cash equivalents                      $ 2,912,204      $ 5,719,163
  Accounts receivable and accrued billings         2,620,251        2,315,682
  Current portion of notes receivable                 46,654           42,383
  Inventories                                        380,386          351,458
  Costs and estimated earnings in excess of
    billings on uncompleted contracts              1,485,483          139,051
  Income taxes recoverable                            11,000               --
  Prepaid expenses and other current assets          621,326          535,845
    Total current assets                           8,077,304        9,103,582
Property, buildings and equipment, net             5,737,949        4,626,695
Notes receivable, less current portion               391,281          251,563
Deferred charges and other assets
  Deferred income taxes (Note 3)                   1,150,000        1,150,000
  Land held for sale                                 283,863          385,296
  Cash surrender value of life insurance             779,100          779,100
    Total deferred charges and other assets        2,212,963        2,314,396
Total assets                                     $16,419,497      $16,296,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities       $ 1,306,005      $ 1,453,707
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                 33,761           59,974
  Current portion of deferred gain on
    installment sales                                 10,592           10,905
  Income taxes payable (Note 3)                           --           71,639
    Total current liabilities                      1,350,358        1,596,225

Deferred gain on installment sales,
  less current portion                               126,315           47,303
Total liabilities                                  1,476,673        1,643,528
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock           339,407          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued and
    outstanding 26,872,106 shares                  2,687,211        2,687,211
  Capital surplus                                 18,369,860       18,369,860
  Accumulated deficit                             (6,434,934)      (6,725,050)
    Total                                         14,961,544       14,671,428
  Less common stock in treasury, 17,358
    shares, at cost                                   18,720           18,720
    Total stockholders' equity                    14,942,824       14,652,708
Total liabilities and stockholders' equity       $16,419,497      $16,296,236

See accompanying notes to consolidated financial statements


                         THE GOLDFIELD CORPORATION
                             and Subsidiaries

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    2000            1999
Revenue
  Electrical construction                       $ 4,195,421     $ 5,578,184
  Mining                                            723,901         381,075
  Other income, net                                 140,340          67,241
    Total revenue                                 5,059,662       6,026,500

Costs and expenses
  Electrical construction                         3,503,451       4,599,212
  Mining                                            557,561         376,540
  Depreciation and amortization                     284,597         254,591
  General and administrative                        416,451         366,511
    Total costs and expenses                      4,762,060       5,596,854

Income from operations before income taxes          297,602         429,646

Income taxes (Note 3)                                 1,547          34,530

Net income                                          296,055         395,116

Preferred stock dividends                             5,939           5,939

Income available to common stockholders         $   290,116     $   389,177

Basic and diluted earnings per
  share of common stock (Note 4)                $      0.01     $      0.01

Weighted average number of
  common shares outstanding                      26,854,748      26,854,748

See accompanying notes to consolidated financial statements





                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2000          1999
Cash flows from operating activities
   Net income                                       $  296,055    $  395,116
Adjustments to reconcile net income to net
  cash used in operating activities
  Depreciation and amortization                        284,597       254,591
  Gain on sale of property and equipment               (42,121)      (10,796)
  Gain on disposition of land held for sale            (30,418)      (10,389)
  Cash provided from (used by) changes in
     Accounts receivable and accrued billings         (304,569)     (525,953)
     Inventories                                       (28,928)       45,801
     Costs and estimated earnings in excess
       of billings on uncompleted contracts         (1,346,432)      391,515
     Income taxes recoverable                          (11,000)           --
     Prepaid expenses and other current assets         (85,481)     (158,813)
     Accounts payable and accrued liabilities         (147,702)     (635,600)
     Billings in excess of costs and estimated
       earnings on uncompleted contracts               (26,213)      223,798
     Income taxes payable                              (71,639)        9,580
         Net cash used in operating activities      (1,513,851)      (21,150)

Cash flows from investing activities
  Proceeds from the disposal of
     property and equipment                             89,550        56,791
  Issuance of notes receivable                              --        (1,692)
  Proceeds from notes receivable                        21,237        49,092
  Purchases of property and equipment               (1,443,280)     (457,475)
  Proceeds from sale of land held for sale              45,324        11,999
  Cash surrender value of life insurance                    --         (500)
    Net cash used by investing activities           (1,287,169)     (341,785)

Cash flows from financing activities
  Payments of preferred stock dividends                 (5,939)       (5,939)

Net decrease in cash and cash equivalents           (2,806,959)     (368,874)
Cash and cash equivalents at beginning of period     5,719,163     2,616,465
Cash and cash equivalents at end of period          $2,912,204    $2,247,591

Supplemental disclosure of cash flow information:
  Income taxes paid                                 $   84,187    $    1,628

Supplemental disclosure of non-cash
  investing activities:
  Notes receivable in partial payment for
    land held for sale                              $  165,226    $       --

See accompanying notes to consolidated financial statements



                          THE GOLDFIELD CORPORATION
                              and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2000


Note 1 - Basis of Presentation

In   the   opinion  of  management,  the   accompanying
unaudited  interim  consolidated  financial  statements
include all adjustments necessary to present fairly the
financial position of the Company, the results  of  its
operations  and changes in cash flows for  the  interim
periods  reported.  These adjustments are of  a  normal
recurring  nature.  All financial statements  presented
herein are unaudited.  However, the balance sheet as of
December  31,  1999,  was  derived  from  the   audited
consolidated balance sheet.  These statements should be
read  in  conjunction  with  the  financial  statements
included  in the Company's annual report on  Form  10-K
for  the  year ended December 31, 1999. The results  of
operations for the interim periods shown in this report
are  not  necessarily  indicative  of  results  to   be
expected for the fiscal year.

Note 2 - Reclassifications

Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

Note 3 - Income Taxes

The income tax provisions consisted of the following:

                Three Months Ended
                     March 31,
                2000         1999
Current
  Federal    $    --       $ 6,000
  State        1,547        28,530
               1,547        34,530

Deferred
  Federal         --            --
  State           --            --
                  --            --
Total         $1,547       $34,530


The  effective income tax rate was 0.5% and 8% for  the
three   months   ended  March  31,   2000   and   1999,
respectively, primarily due to the application of a net operating loss carryforward. At March 31, 2000, the Company had tax net operating loss carryforwards of approximately $5,100,000 available to offset future regular taxable income, which, if unused, will expire from 2001 through 2020.

The Company decreased the valuation allowance for deferred tax assets by $144,000 for the three months ended March 31, 2000 and decreased the valuation allowance by $186,000 for the three months ended March
31, 1999.

Note  4  -  Basic and Diluted Earnings Per Share  of
            Common Stock

Basic earnings per common share, after deducting
dividend  requirements  on the Company's  Series  A  7%
Voting  Cumulative Convertible Preferred Stock ("Series
A  Stock") of $5,939 in each of the three month periods
ended  March  31,  2000  and 1999, were  based  on  the
weighted  average  number of  shares  of  Common  Stock
outstanding, excluding 17,358 shares of Treasury  Stock
for  each of the periods ended March 31, 2000 and 1999.
Common shares issuable on conversion of Series A  Stock
are   not  considered  in  the diluted  earnings per share
calculation because  their inclusion  would  be  anti-dilutive.

Note 5 - Business Segment Information

The  Company  is primarily involved in two business
segments, mining and electrical   construction.
There were  no   material amounts of sales or
transfers between segments and no material amounts of export sales.

The following table sets forth certain segment information for the periods indicated. Any intersegment sales have been eliminated.

                                   Three Months Ended
                                       March 31,
                                   2000          1999
Sales from operations to
  unaffiliated customers
    Electrical construction     $4,195,421    $5,578,184
    Mining                         723,901       381,075
Total
                                $4,919,322    $5,959,259
Gross profit
  Electrical construction         $489,537      $816,042
  Mining                           102,176      (69,126)
Total gross profit                 591,713       746,916

Interest and other
  income, net                      140,340        67,241
General corporate expenses        (434,451)     (384,511)
  Income from operations
    before income taxes           $297,602      $429,646

The following table sets forth certain segment information as of the dates indicated:

                             March 31,   December 31,
                               2000         1999
Identifiable assets
  Electrical construction  $ 9,398,978   $ 9,872,851
  Mining                     2,837,500     2,796,696
  Corporate                  4,183,019     3,626,689
Total                      $16,419,497   $16,296,236


Item 2.  Management's   Discussion   and   Analysis    of
         Financial Condition and Results of Operations.

Results  of Operations - Three Months Ended  March  31,
2000 Compared to Three Months Ended March 31, 1999.

Net Income
The Company had net income of $296,055 for the three months ended March 31, 2000, compared to net income of $395,116 for the three months ended March 31, 1999.
The decline was primarily attributable to lower electrical construction revenue as discussed below.

Revenues
Total revenues for the three months ended March 31, 2000 were $5,059,662, compared to $6,026,500 for the three months ended March 31, 1999.

Electrical construction revenue decreased by 25% in the
three  months  ended March 31, 2000 to $4,195,421  from
$5,578,184 for the three months ended March  31,  1999.
This decrease was primarily attributable to a reduction
in  subcontract  and materials expense  and  a  reduced
level  of  work.  The  reduction  in  subcontract   and
materials  expense directly effects  revenue  as  these
costs  are  billed  to the customer as  part  of  their
contract.   The level of work has been reduced  due  to
the slow start-up of two major jobs.

Revenue from mining operations increased by 90% to $723,901 for the three months ended March 31, 2000 from $381,075 for the three months ended March 31, 1999.
This increase was primarily attributable to a single construction aggregate project which was completed during the second quarter of 2000.

Operating Results

Electrical  construction operations  had  an  operating
profit of $489,537 in the three months ended March  31,
2000,  compared  to  an operating  profit  of  $816,042
during  the  three  months ended March  31,  1999.  The
decrease in operating results in 2000 was primarily due
to the reasons  noted above.  The   varying   magnitude
and  duration  of electrical construction projects  may
result  in  substantial fluctuation  in  the  Company's
backlog  from  time  to time. At March  31,  2000,  the
approximate   value   of  uncompleted   contracts   was
$15,000,000, compared to $5,800,000 at March 31, 1999.

During  the  three  months ended March  31,  2000, the
operating  profit from mining operations increased to
$102,176 from an operating loss of $69,126  during the
three  months  ended  March 31,  1999.   This increase
was primarily due to the single construction aggregate project referred to above. The operating results from mining included depreciation expense of $64,164 during the three months ended March 31, 2000, compared to $73,661 during the three months ended March
31, 1999.

St. Cloud Mining Company, a wholly owed subsidiary of the Company ("St. Cloud"), sold 4,201 tons of natural zeolite during the three months ended March 31, 2000, compared to 4,024 tons during the three months ended
March 31, 1999.

Other Income
Other income for the three months ended March 31,  2000
was $140,340, compared to $67,241 in the three months ended March 31, 1999. The increase in other income for 2000 was primarily a result of increased interest income.

Costs and Expenses
Total costs and expenses, and the components thereof, decreased to $4,762,060 for the three months ended
March 31, 2000 from $5,596,854 for the three months ended March 31, 1999, primarily as a result of decreased electrical construction costs.

Electrical  construction  costs  were  $3,503,451   and
$4,599,212 in the three months ended March 31, 2000 and 1999, respectively. The decrease in costs for 2000 was attributable to a lower level of activity.

Mining  costs were $557,561 for the three months  ended
March 31, 2000, compared to $376,540 in the three months ended March 31, 1999.

Depreciation and amortization was $284,597 in the three months ended March 31, 2000, compared to $254,591 in the three months ended March 31, 1999.

General corporate expenses of the Company increased to $434,451 in the three months ended March 31, 2000, from $384,511 in the three months ended March 31, 1999.

            Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2000 were $2,912,204 as compared to $5,719,163 as of December 31,
1999.   The decrease in cash was primarily the result  of
both capital expenditures in the electrical construction segment and an increase in costs and estimated earnings in
excess of billings on uncompleted contracts.   Working
capital at March 31, 2000 was $6,726,946, compared to $6,419,585 at March 31, 1999. The Company's ratio of current assets to current liabilities increased to 6.0 to 1 at March 31, 2000, from 5.7 to 1 at
December 31, 1999.

The Company does not enter into financial instruments for trading purposes. Financial instruments entered into for other than trading purposes consist principally of cash and cash equivalents with limited market risk sensitivity.

The  Company  paid  cash  dividends  on  its  Series  A
Preferred Stock in the amount of $5,939 in each of  the
three  months  ended  March 31,  2000  and  1999.   The
Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Pursuant  to  an  unsecured line  of  credit  agreement
between  the  Company's  subsidiary,  Southeast   Power
Corporation, and SunTrust Bank of Central Florida, N.A.
(guaranteed by the Company), Southeast Power may borrow
up  to $1,000,000 at the bank's prime rate of interest.
This  credit line expires June 30, 2000, at which  time
the Company expects to renew it for an additional year.
No  borrowings  were  outstanding under  this  line  of
credit during the three months ended March 31, 2000 and
1999.   However, since 1996, $100,000 of this  line  of
credit has been reserved for a standby letter of credit.

The Company's capital expenditures for the three months ended March 31, 2000 increased to $1,443,280 from $457,475 for the three months ended March 31, 1999. This increase in the level of capital expenditures was primarily to accommodate the increased level of operations in the Company's electrical construction segment.

                 Year 2000 Compliance

In the past, many computers, software programs, and other information technology ("IT systems"), as well as other equipment relying on microprocessors or similar circuitry
("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, if not addressed, these systems may not have been able to properly interpret dates beyond the Year 1999, which may have led to business disruptions. Accordingly, the Company identified and performed all needed material modifications and testing of sigificant systems, and communicated with customers, suppliers, banks and others with whom it does significant business to determine their Year 2000 readiness and the extent to which the Company was vulnerable to any other organization's Year 2000 issues.


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

              New Accounting Pronouncements

Statement 133 - Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. As the Company does not hold derivative instruments or engage in hedging activities, we do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements.
We will be required to implement Statement 133 in the first quarter of our year ending December 31, 2001.

SEC Staff Accounting Bulletin Number 101 - Revenue Recognition in Financial Statements. As we have historically made a practice of recognizing revenue in accordance with the provisions of this bulletin, we do not anticipate that the adoption of the bulletin will have a material impact on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk

There were no material changes in the information provided in the Company's December 31, 1999 consolidated financial statements.

              PART II.  OTHER INFORMATION


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits  in  accordance with the provisions  of
       Item 601 of Regulation S-K

       None.

(b)    Reports on Form 8-K

       No Current Report on Form 8-K was filed during the quarter ended March 31, 2000.


                      SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE GOLDFIELD CORPORATION
                                         (Registrant)


Date: May ____, 2000          /s/ John H. Sottile
                              (John H. Sottile)
                              Chairman, President, and
                              Chief Executive Officer


                              /s/  Stephen R. Wherry
                              (Stephen R. Wherry)
                              Vice President, Treasurer
                              and Chief Financial Officer