Form 10-Q
period 2000-06-01
GOLDFIELD CORP
filed 2000-08-10
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                 FORM 10-Q
                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended        June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No

There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of June 30, 2000.



                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        THE GOLDFIELD CORPORATION
                              And Subsidiaries

                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

        					June 30,    December 31,
   	          				 2000          1999
ASSETS
Current assets
  Cash and cash equivalents                  $  3,737,463   $ 5,719,163
  Accounts receivable and
    accrued billings                            3,183,382     2,315,682
  Current portion of notes receivable              49,599        42,383
  Inventories                                     323,109       351,458
  Costs and estimated earnings in excess
    of billings on uncompleted contracts        1,940,777       139,051
  Income taxes recoverable (Note 3)                16,175            --
  Prepaid expenses and other current assets       683,455       535,845
    Total current assets                        9,933,960     9,103,582
Property, buildings and equipment, net          6,151,072     4,626,695
Notes receivable, less current portion            390,139       251,563
Deferred charges and other assets
  Deferred income taxes (Note 3)                1,872,000     1,150,000
  Land held for sale                              275,431       385,296
  Cash surrender value of life insurance          280,789       779,100
  Other assets                                     93,500            --
    Total deferred charges and other assets     2,521,720     2,314,396
Total assets                                 $ 18,996,891   $16,296,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities   $  2,724,517   $ 1,453,707
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              96,046        59,974
  Current portion of deferred gain on
    installment sales                              14,290        10,905
  Income taxes payable (Note 3)                    18,218        71,639
    Total current liabilities                   2,853,071     1,596,225

Deferred gain on installment sales,
  less current portion                            124,761        47,303
Total liabilities                               2,977,832     1,643,528
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized;
    issued and outstanding 339,407 shares
    of Series A 7% voting cumulative
    convertible stock                             339,407       339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized;
    issued and outstanding 26,872,106 shares    2,687,211     2,687,211
  Capital surplus                              18,369,860    18,369,860
  Accumulated deficit                          (5,358,699)   (6,725,050)
    Total                                      16,037,779    14,671,428
  Less common stock in treasury, 17,358
    shares, at cost                                18,720        18,720
    Total stockholders' equity                 16,019,059    14,652,708
Total liabilities and stockholders' equity  $  18,996,891   $16,296,236

See accompanying notes to consolidated financial statements




                               THE GOLDFIELD CORPORATION
                                   And Subsidiaries

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                   Three Months Ended     Six Months Ended
                                      June 30,                 June 30,
                                  2000         1999        2000        1999
Revenue
  Electrical construction     $7,610,743   $5,798,170  $11,806,164  $11,376,354
  Mining                         793,614      712,091    1,517,515    1,093,166
  Other income, net              106,788       70,164      247,128      137,405
    Total revenue              8,511,145    6,580,425   13,570,807   12,606,925

Costs and expenses
  Electrical construction      6,181,511    4,574,925    9,684,962    9,174,136
  Mining                         692,868      632,097    1,250,429    1,008,637
  Depreciation and amortization  297,201      278,363      581,798      532,954
  Impairment recoveries          (30,418)     (53,500)     (30,418)     (53,500)
  General and administrative     947,839      367,842    1,364,290      734,354
  Interest expense                 3,360           --        3,360           --
    Total costs and expenses   8,092,361    5,799,727   12,854,421   11,396,581

Income from operations before
  income taxes                   418,784      780,698      716,386    1,210,344

Income taxes (benefit)(Note 3)  (663,391)      54,824     (661,844)      89,354

Net income                     1,082,175      725,874    1,378,230    1,120,990

Preferred stock dividends          5,940        5,940       11,879       11,879

Income available to common
  stockholders                $1,076,235    $ 719,934   $1,366,351  $ 1,109,111

Basic and diluted earnings per
  share of common stock
  (Note 4)                    $     0.04    $    0.03   $     0.05  $      0.04

Weighted average number of
  common shares outstanding   26,854,748   26,854,748   26,854,748   26,854,748

See accompanying notes to consolidated financial statements






                              THE GOLDFIELD CORPORATION
                                  And Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   Three Months Ended      Six Months Ended
                                        June 30,              June 30,
                                   2000          1999      2000         1999
Cash flows from operating
  activities
  Net income                    $1,082,175  $  725,874   $1,378,230  $1,120,990
Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities
  Depreciation and amortization    297,201     278,363      581,798     532,954
  Deferred income taxes           (722,000)         --     (722,000)         --
  Gain on sale of property and
    equipment                      (38,150)    (19,594)     (80,271)    (30,390)
  Gain on disposition of land
    held for sale                   (2,924)    (10,892)     (33,342)    (21,281)
  Write off of notes receivable         --      88,197           --      88,197
  Other assets                     (93,500)         --      (93,500)         --
  Cash provided from (used by) changes in
    Accounts receivable and
      accrued billings            (563,131)   (142,930)    (867,700)   (668,883)
    Inventories                     57,277       6,350       28,349      52,151
    Costs and estimated earnings
      in excess of billings on
      uncompleted contracts       (455,294)     11,725   (1,801,726)    403,240
    Income taxes recoverable        (5,175)         --      (16,175)         --
    Prepaid expenses and other
      current assets               (62,129)    (11,868)    (147,610)   (170,681)
    Accounts payable and
      accrued liabilities        1,418,512      60,746    1,270,810    (574,854)
    Billings in excess of costs and
      estimated earnings on
      uncompleted contracts         62,285    (233,242)      36,072      (9,444)
    Income taxes payable            18,218      29,762      (53,421)     39,342
      Net cash provided by (used in)
        operating activities       993,365     782,491     (520,486)    761,341

Cash flows from investing activities
  Proceeds from the disposal of
    property and equipment          38,150      13,671      127,700      70,462
  Proceeds from sale of subsidiary      --     525,070           --     525,070
  Issuance of notes receivable          --        (956)          --      (2,648)
  Proceeds from notes receivable    11,697      11,602       32,934      60,694
  Purchases of property and
    equipment                     (710,324)   (507,270)  (2,153,604)   (964,745)
  Purchase of land held for sale       --    (160,023)          --     (160,023)
  Proceeds from sale of land
    held for sale                       --      19,001       45,324      31,000
  Cash surrender value of
    life insurance                 498,311          --      498,311        (500)
    Net cash used by investing
      activities                  (162,166)    (98,905)  (1,449,335)   (440,690)

Cash flows from financing activities
  Payments of preferred
    stock dividends                 (5,940)     (5,940)     (11,879)    (11,879)

Net increase (decrease) in
  cash and cash equivalents        825,259     677,646   (1,981,700)    308,772
Cash and cash equivalents
  at beginning of period         2,912,204   2,247,591    5,719,163   2,616,465
Cash and cash equivalents at
  end of period                 $3,737,463  $2,925,237   $3,737,463  $2,925,237

Supplemental disclosure of cash flow
  information:
  Income taxes paid             $   45,565  $   48,384   $  129,752  $   50,012
  Interest paid                         --          --           --          --

Supplemental disclosure of non-cash
  investing activities:
  Notes receivable in partial
    payment for land held for
    sale                        $   13,500  $   10,000   $  178,726  $   10,000
  Land held for sale acquired
    as payment for notes and
    accounts receivable                 --     120,104           --     120,104

See accompanying notes to consolidated financial statements


                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2000


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

Note 3 - Income Taxes

The income tax provisions consisted of the following:

                                               Three Months Ended
                                                   June 30,
                                             2000              1999
      Current
         Federal                         $      --           $19,000
         State                              58,609            35,824
                                            58,609            54,824
      Deferred
        Federal                           (608,000)               --
        State                             (114,000)               --
                                          (722,000)               --
      Total                              $(663,391)          $54,824

                                                Six Months Ended
                                                   June 30,
                                             2000               1999
      Current
        Federal                          $      --           $25,000
        State                               60,156            64,354
                                            60,156            89,354
      Deferred
        Federal                           (608,000)               --
        State                             (114,000)               --
                                          (722,000)               --
      Total                              $(661,844)          $89,354

The effective income tax rate was (92)% and 7% for the six months ended
June 30, 2000 and 1999, respectively, primarily due to decreasing the valuation allowance and the application of a net operating loss carryforward. At June 30, 2000, the Company had tax net operating loss carryforwards of approximately $4,600,000 available to offset future regular taxable income, which, if unused, will expire from 2001 through 2018. The Company decreased the valuation allowance for deferred tax assets by $1,274,000 for the six months ended June 30, 2000.

Note 4 - Basic and Diluted Earnings Per Share of Common Stock

Basic earnings per common share, after deducting dividend requirements on the Company's Series A 7% Voting Cumulative Convertible Preferred Stock ("Series A Stock") of $11,879 in each of the six month periods ended June 30, 2000 and 1999, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended June 30, 2000 and 1999. Common shares issuable on conversion of Series A Stock are not considered in the diluted earnings per share calculation because their inclusion would be anti-dilutive.

Note 5 - Business Segment Information

The Company is primarily involved in two business segments, mining and electrical construction. There were no material amounts of sales or transfers between segments and no material amounts of export sales.

The following table sets forth certain segment information for the periods indicated. Any intersegment sales have been eliminated.


         				Three Months Ended
            				     June 30,
                                          2000            1999
Sales from operations to
  unaffiliated customers
    Electrical construction       $ 7,610,743      $ 5,798,170
    Mining                            793,614          712,091
Total                             $ 8,404,357      $ 6,510,261

Gross profit
  Electrical construction         $ 1,216,434      $ 1,036,765
  Mining                               64,822           58,712
Total gross profit                  1,281,256        1,095,477

Interest and other income, net        106,788           70,164
Interest expense                       (3,360)              --
General corporate expenses           (965,900)        (384,943)
Income from operations before
  income taxes	 		   $  418,784	   $   780,698

                                         Six Months Ended
                                              June 30,

                                      2000           1999
Sales from operations to
  unaffiliated customers
    Electrical construction      $ 11,806,164   $ 11,376,354
    Mining                          1,517,515      1,093,166
Total                            $ 13,323,679   $ 12,469,520

Gross profit
  Electrical construction        $  1,705,971   $  1,852,807
  Mining                              166,998        (10,414)
Total gross profit                  1,872,969      1,842,393

Interest and other income, net        247,128        137,405
Interest expense                       (3,360)            --
General corporate expenses         (1,400,351)      (769,454)

Income from operations before
  income taxes                   $    716,386   $  1,210,344


Gross profit is total operating revenue less operating expenses. Gross profit excludes general corporate expenses, interest expense, interest income and income taxes. Impairment losses and recoveries are included in the calculations of gross profit for the mining segment. Identifiable assets by industry are used in the operations of each industry.

The following table sets forth certain segment information as of the dates indicated:

                                   June 30,       December 31,
                                     2000             1999
Identifiable assets
  Electrical construction         $10,696,002     $ 9,872,851
  Mining                            4,506,541       2,796,696
  Corporate                         3,794,348       3,626,689
Total                             $18,996,891     $16,296,236

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations.

Financial Condition.

At June 30, 2000, the financial condition of the Company remains comparable to its condition at December 31, 1999 and June 30, 1999. However, costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2000 amounted to $1,940,777, compared to $139,051 as of December 31, 1999. A significant portion of the balance at June 30,2000 was billed for and collected during July 2000. See also Liquidity and Capital Resources.

Results of Operations - Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

Net Income
The Company had net income of $1,378,230 for the six months ended
June 30, 2000, compared to net income of $1,120,990 for the six months ended June 30, 1999.

Revenues
Total revenues for the six months ended June 30,2000 were $13,570,807, compared to $12,606,925 for the six months ended June 30, 1999.

Electrical construction revenue increased by 4% in the six months ended June 30, 2000 to $11,806,164 from $11,376,354 for the six months ended June 30, 1999.

Revenue from mining operations increased by 39% to $1,517,515 for the six months ended June 30, 2000 from $1,093,166 for the six months ended
June 30, 1999. This increase was primarily attributable to an increase in various construction projects. These projects include land reclamation and construction aggregate projects.

Operating Results
Electrical construction operations had an operating profit of $1,705,971 in the six months ended June 30,2000, compared to an operating profit of $1,852,807 during the six months ended June 30, 1999. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At June 30, 2000, the approximate value of uncompleted contracts was $7,200,000, compared to $1,400,000 at June 30, 1999.

During the six months ended June 30, 2000, the operating profit from mining operations increased to $166,998 from an operating loss of $10,414 during the six months ended June 30, 1999. This increase was primarily due to a single construction aggregate project which was completed during the second quarter of 2000. The operating results from mining operations in 2000 included the recovery of $30,418 of a previously recorded impairment loss relating to a mine previously owned by the Company. The operating results from mining operations in 1999 included the recovery of $53,500 of a previously recorded impairment loss relating to a coal royalty the Company had retained in property it formerly owned in Harlan, Kentucky.
The operating results from mining included depreciation expense of $130,505 during the six months ended June 30, 2000, compared to $148,443 during the six months ended June 30, 1999.

St. Cloud Mining Company, a wholly owed subsidiary of the Company
("St. Cloud"), sold 8,987 tons of natural zeolite during the six months ended June 30, 2000, compared to 8,257 tons during the six months ended June 30, 1999.

Other Income
Other income for the six months ended June 30, 2000 was $247,128, compared to $137,405 in the six months ended June 30, 1999. This increase in other income was primarily a result of both increased interest income and gain on the sale of equipment.

Costs and Expenses
Total costs and expenses, and the components thereof, increased to $12,854,421 for the six months ended June 30, 2000 from $11,396,581 for the six months ended June 30, 1999.

Electrical construction costs were $9,684,962 and $9,174,136 in the six months ended June 30, 2000 and 1999, respectively. The increase in costs for 2000 was attributable to a higher level of activity.

Mining costs were $1,250,429 for the six months ended June 30, 2000, compared to $1,008,637 in the six months ended June 30, 1999.

Depreciation and amortization was $581,798 in the six months ended
June 30, 2000, compared to $532,954 in the six months ended June 30, 1999.

General corporate expenses of the Company increased to $1,400,351 in the six months ended June 30, 2000, from $769,454 in the six months ended June 30, 1999. The increase in general corporate expenses for 2000 was primarily attributable to a $425,311 net expense related to payments made under Cancellation and Release Agreements pursuant to which the Company's Employee Benefit Agreements were terminated. The increase in general corporate expenses also resulted from an increase in professional services and other general and administrative expenses.

Results of Operations - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

Net Income
The Company had net income of $1,082,175 for the three months ended June 30, 2000, compared to net income of $725,874 for the three months ended June 30, 1999.


Revenues
Total revenues for the three months ended June 30, 2000 were $8,511,145, compared to $6,580,425 for the three months ended June 30, 1999. This increase was primarily attributable to higher electrical construction revenue.

Electrical construction revenue increased by 31% in the three months ended June 30, 2000 to $7,610,743 from $5,798,170 for the three months ended June 30, 1999. This increase was primarily attributable to increases in fiber optic cable and transmission line construction.

Revenue from mining operations increased by 11% to $793,614 for the three months ended June 30, 2000 from $712,091 for the three months ended June 30, 1999. This increase was primarily attributable to an increase in zeolite sales.

Operating Results
Electrical construction operations had an operating profit of $1,216,434 in the three months ended June 30, 2000, compared to an operating profit of $1,036,765 during the three months ended June 30, 1999.

During the three months ended June 30, 2000, the operating profit from mining operations increased to $64,822 from an operating profit of $58,712 during the three months ended June 30, 1999. The operating results from mining included depreciation expense of $66,341 during the three months ended
June 30, 2000, compared to $74,782 during the three months ended June 30, 1999.

St. Cloud sold 4,786 tons of natural zeolite during the three months ended June 30, 2000, compared to 4,233 tons during the three months ended June 30, 1999.

Other Income
Other income for the three months ended June 30, 2000 was $106,788, compared to $70,164 in the three months ended June 30, 1999. This increase in other income was primarily a result of both increased interest income and gain on sale of equipment.

Costs and Expenses
Total costs and expenses, and the components thereof, increased to $8,092,361 for the three months ended June 30, 2000 from $5,799,727 for the three months ended June 30, 1999.

Electrical construction costs were $6,181,511 and $4,574,925 in the three months ended June 30, 2000 and 1999, respectively. The increase in costs in 2000 was attributable to a higher level of activity.

Mining costs were $692,868 for the three months ended June 30, 2000, compared to $632,097 in the three months ended June 30, 1999.

Depreciation and amortization was $297,201 in the three months ended June 30, 2000, compared to $278,363 in the three months ended June 30, 1999.

General corporate expenses of the Company increased to $965,900 in the three months ended June 30, 2000, from $384,943 in the three months ended June 30, 1999. The increase in general corporate expenses for 2000 was primarily attributable to a $425,311 net expense related to the termination of the Company's Employee Benefit Agreements as discussed above and an increase in professional services and other general and administrative expenses.

                      Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2000 were $3,737,463 as compared to $5,719,163 as of December 31, 1999. The decrease in cash was primarily the result of capital expenditures in the electrical construction segment. Working capital at June 30, 2000 was $7,080,889, compared to $7,507,357 at December 31, 1999. The Company's ratio of current assets to current liabilities decreased to 3.5 to 1 at June 30, 2000, from 5.7 to 1 at December 31, 1999. This decrease in the current ratio was a result of the investment in capital equipment and a combination of an increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and a corresponding increase in accounts payable and accrued liabilities.

The Company does not enter into financial instruments for trading purposes. Financial instruments entered into for other than trading purposes consist principally of cash and cash equivalents with limited market risk sensitivity.

The Company paid cash dividends on its Series A Preferred Stock in the amount of $11,879 in each of the six months ended June 30, 2000 and 1999. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Pursuant to an unsecured line of credit agreement between the Company's subsidiary, Southeast Power Corporation, and SunTrust Bank of Central Florida, N.A. (guaranteed by the Company), Southeast Power may borrow up to $1,000,000 at the bank's prime rate of interest. This credit line expires May 31, 2001, at which time the Company expects to renew it for an additional year. No borrowings were outstanding under this line of credit during the six months ended June 30, 2000 and 1999. However, since 1996, $100,000 of this line of credit has been reserved for a standby letter of credit.

The Company's capital expenditures for the six months ended June 30, 2000 increased to $2,153,604 from $964,745 for the six months ended June 30, 1999. This increase in the level of capital expenditures was primarily to accommodate the increased level of operations in the Company's electrical construction segment.


                         Year 2000 Compliance

In the past, many computers, software programs, and other information technology ("IT systems), as well as other equipment relying on microprocessors or similar circuitry ("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, if not addressed, these systems may n ot have been able to properlly interpret dates beyond the Year 1999, which may have led to business disruptions. Accordingly, the Company identified and performed all needed material modifications and testing of significant systems, and communicated with customers, suppliers, banks and others with whom it does significant business to determine their Year 2000 readiness and the extent to which the Company was vulnerable to any other organization's Year 2000 issues.

The Company considers the transition into the Year 2000 successful from the perspective of its information technology and other systems. In addition to the changeover to January 1, 2000, it has been shown that certain other dates may also present similar problems for some systems. The Company continues to monitor the situation. To date, the Company has not experienced any material Year 2000 issues with respect to its systems, customers or suppliers.

The Company estimates that the total cost to the Company of Year 2000 activities has been less than $10,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided in the Company's December 31, 1999 consolidated financial statements.


                   PART II.  OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders was held on May 23, 2000.

(c)	At the Annual Meeting of Stockholders, the stockholders voted to
	elect 5 directors to the board of directors. Set forth below are the votes cast in the election of directors:

               			       For	      Withheld
	Harvey C. Eads, Jr.         19,128,072	     2,792,322
	John P. Fazzini		    19,123,009	     2,797,385
	Danforth E. Leitner	    19,124,459	     2,795,935
	Dwight W. Severs	    19,123,822	     2,796,572
	John H. Sottile		    19,121,589	     2,798,805

The Stockholders also voted to approve the appointment of KPMG LLP as Independent Certified Public Accountants. Votes cast in favor were
19,192,769, against were 2,611,422 and withheld were 116,203.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits in accordance with the provisions of Item 601 of Regulation
        S-K

10-9	Cancellation and Release Agreement dated June 12, 2000 between
        The Goldfield Corporation and John H. Sottile.

10-10	Cancellation and Release Agreement dated June 12, 2000 between
        The Goldfield Corporation and Stephen R. Wherry.

10-11	Cancellation and Release Agreement dated June 12, 2000 between
        Southeast Power Corporation and Robert L. Jones.

10-12	Cancellation and Release Agreement dated June 12, 2000 between
        St. Cloud Mining Company and Patrick S. Freeman.

(b)	Reports on Form 8-K

        No Current Report on Form 8-K was filed during the quarter ended
        June 30, 2000.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		                    THE GOLDFIELD CORPORATION
	                                    (Registrant)


Date:	August 10, 2000  	      /s/ John H. Sottile
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








