Form 10-Q
period 2000-09-30
GOLDFIELD CORP
filed 2000-11-13
CIK 42316

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                       FORM 10-Q

                                      (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended      September 30, 2000
                                         OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

There were 26,854,748 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of September 30, 2000.

                                PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  THE GOLDFIELD CORPORATION
                                     And Subsidiaries

                                 CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                                            September 30,     December 31,
                                                                2000             1999
ASSETS
Current assets
  Cash and cash equivalents                                $ 3,532,817      $ 5,719,163
  Accounts receivable and accrued billings                   1,854,336        2,315,682
  Current portion of notes receivable                           51,853           42,383
  Inventories                                                  334,565          351,458
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                    2,067,984          139,051
  Income taxes recoverable (Note 3)                             20,993               --
  Prepaid expenses and other current assets                    524,946          535,845
    Total current assets                                     8,387,494        9,103,582
Property, buildings and equipment, net                       6,388,954        4,626,695
Notes receivable, less current portion                         401,573          251,563
Deferred charges and other assets
  Deferred income taxes (Note 3)                             1,872,000        1,150,000
  Land and land development costs                              366,275               --
  Land held for sale                                           258,567          385,296
  Cash surrender value of life insurance                       280,789          779,100
  Other assets                                                 171,245               --
    Total deferred charges and other assets                  2,948,876        2,314,396
Total assets                                               $18,126,897      $16,296,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities                 $ 1,843,242      $ 1,453,707
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                       90,108           59,974
  Current portion of deferred gain on installment sales         15,521           10,905
  Income taxes payable (Note 3)                                 41,362           71,639
    Total current liabilities                                1,990,233        1,596,225

Deferred gain on installment sales, less current portion       132,108           47,303
Total liabilities                                            2,122,341        1,643,528
Stockholders' equity
  Preferred stock, $1 par value per share, 5,000,000 shares
    authorized; issued and outstanding 339,407 shares of
    Series A 7% voting cumulative convertible stock            339,407          339,407
  Common stock, $.10 par value per share, 40,000,000 shares
    authorized; issued and outstanding 26,872,106 shares     2,687,211        2,687,211
  Capital surplus                                           18,369,860       18,369,860
  Accumulated deficit                                       (5,373,202)      (6,725,050)
    Total                                                   16,023,276       14,671,428
  Less common stock in treasury, 17,358 shares, at cost         18,720           18,720
    Total stockholders' equity                              16,004,556       14,652,708
Total liabilities and stockholders' equity                 $18,126,897      $16,296,236

See accompanying notes to consolidated financial statements

                                   THE GOLDFIELD CORPORATION
                                       And Subsidiaries

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                        Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                        2000         1999       2000          1999
Revenue
  Electrical construction          $  5,621,835  $  3,085,624  $ 17,428,000  $ 14,461,978
  Mining                                592,179       522,755     2,109,694     1,615,921
  Other income, net                      75,867        50,441       322,994       187,846
    Total revenue                     6,289,881     3,658,820    19,860,688    16,265,745

Costs and expenses
  Electrical construction             4,959,418     2,415,227    14,644,379    11,589,363
  Mining                                600,143       513,342     1,850,572     1,521,979
  Depreciation and amortization         349,939       274,756       931,737       807,710
  Impairment recoveries                 (10,609)     (181,087)      (41,027)     (234,587)
  General and administrative            351,118       323,853     1,715,409     1,058,207
  Interest expense                       11,031            --        14,391            --
    Total costs and expenses          6,261,040     3,346,091    19,115,461    14,742,672

Income from operations before
  income taxes                           28,841       312,729       745,227     1,523,073

Income taxes (benefit) (Note 3)          37,404         7,766      (624,440)       97,120

Net (loss) income                        (8,563)      304,963     1,369,667     1,425,953

Preferred stock dividends                 5,940         5,940        17,819        17,819

(Loss) income available to common
  stockholders                     $    (14,503)  $   299,023  $  1,351,848  $  1,408,134

Basic and diluted earnings per
  share of common stock (Note 4)   $       0.00   $      0.01  $      0.05   $       0.05

Weighted average number of
  common shares outstanding          26,854,748    26,854,748    26,854,748    26,854,748

See accompanying notes to consolidated financial statements



                                      THE GOLDFIELD CORPORATION
                                           And Subsidiaries
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                            Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                              2000        1999        2000         1999
Cash flows from operating activities
  Net (loss) income                         $  (8,563) $ 304,963  $1,369,667  $1,425,953
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities

  Depreciation and amortization                349,939    274,756     931,737     807,710
  Deferred income taxes                             --         --    (722,000)         --
  Loss (gain) on sale of property and
    equipment                                       --      8,115     (80,271)    (22,275)
  Gain on disposition of land held for sale     (4,558)    (5,698)    (37,900)    (26,979)
  Write off of notes receivable                     --         --          --      88,197
  Other assets                                 (77,745)        --    (171,245)         --
  Cash provided from (used by) changes in
    Accounts receivable and accrued billings 1,329,046     45,533     461,346    (623,350)
    Inventories                                (11,456)     1,520      16,893      53,671
    Costs and estimated earnings in excess of
      billings on uncompleted contracts       (127,207)   603,204  (1,928,933)  1,006,444
    Income taxes recoverable                    (4,818)        --     (20,993)         --
    Prepaid expenses and other current assets  158,509   (137,987)     10,899    (308,668)
  Accounts payable and accrued liabilities    (881,275)   192,755     389,535    (382,099)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts           (5,938)   195,328      30,134     185,884
  Income taxes payable                          23,144    (17,234)    (30,277)     22,108
  Net cash provided by operating activities    739,078  1,465,255     218,592   2,226,596

Cash flows from investing activities
  Proceeds from the disposal of property and
    equipment                                       --     11,000     127,700      81,462
  Proceeds from sale of subsidiary                  --         --          --     525,070
  Issuance of notes receivable                      --   (159,101)         --    (161,748)
  Proceeds from notes receivable                12,312     18,540      45,247      79,233
  Purchases of property and equipment         (587,821)  (465,814) (2,741,425) (1,430,559)
  Purchase of properties held for development (366,275)        --    (366,275)         --
  Purchase of land held for sale                    --   (113,542)         --    (273,565)
  Proceeds from sale of land held for sale       4,000         --      49,323      31,000
  Cash surrender value of life insurance            --     (3,100)    498,311      (3,600)
  Net cash used by investing activities       (937,784)  (712,017) (2,387,119) (1,152,707)

Cash flows from financing activities
  Payments of preferred stock dividends         (5,940)    (5,940)    (17,819)    (17,819)
Net (decrease) increase in cash and cash
  equivalents                                 (204,646)   747,298   (2,186,346) 1,056,070
Cash and cash equivalents at beginning of
  period                                     3,737,463  2,925,237    5,719,163  2,616,465
Cash and cash equivalents at end of period  $3,532,817 $3,672,535   $3,532,817 $3,672,535

Supplemental disclosure of cash flow
  information:
    Income taxes paid                        $  19,078 $   25,000   $  148,830 $   75,012
    Interest paid                                5,319         --        5,319         --
Supplemental disclosure of non-cash investing
  activities:
    Notes receivable in partial payment for land
      held for sale                             26,000         --      204,726     10,000
    Land held for sale acquired as payment for
      notes and accounts receivable                 --         --           --    120,104

See accompanying notes to consolidated financial statements


                          THE GOLDFIELD CORPORATION
                               and Subsidiaries

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2000


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

Note 3 - Income Taxes

The income tax provisions consisted of the following:


	          Three Months Ended         Nine Months Ended
	            September 30,             September 30,
	            2000      1999           2000       1999
Current
  Federal        $ 2,000    $   --       $   2,000    $25,000
  State           36,951     7,766          95,560     72,120
                  38,951     7,766          97,560     97,120

Deferred
  Federal             --        --        (608,000)        --
  State               --        --        (114,000)        --
                      --        --        (722,000)        --
Total            $38,951    $7,766       $(624,440)   $97,120

The effective income tax rate was (84)% and 7% for the nine months ended September 30, 2000 and 1999, respectively, primarily due to decreasing the valuation allowance and the application of a net operating loss carryforward. At September 30, 2000, the Company had tax net operating loss carryforwards of approximately $4,500,000 available to offset future regular taxable income, which, if unused, will expire from 2001 through 2018. The Company decreased the valuation allowance for deferred tax assets by $1,019,000 for the nine months ended September 30, 2000.

Note 4 -  Basic and Diluted Earnings Per Share of Common Stock

Basic earnings per common share, after deducting dividend requirements on the Company's Series A 7% Voting Cumulative Convertible Preferred Stock ("Series A Stock") of $17,819 in each of the nine month periods ended September 30, 2000 and 1999, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended September 30, 2000 and 1999. Common shares issuable on conversion of Series A Stock are not considered in the diluted earnings per share calculation because their inclusion would be anti-dilutive.

Note 5 - Business Segment Information

The Company is primarily involved in two business segments, mining and electrical construction. There were no material amounts of sales or transfers between segments and no material amounts of export sales.

The following table sets forth certain segment information for the periods indicated. Any intersegment sales have been eliminated.


                                              Three Months Ended
                                                September 30,
                                             2000             1999
Sales from operations to
unaffiliated customers
  Electrical construction                $5,621,835        $3,085,624
  Mining                                    592,179           522,755
Total                                    $6,214,014        $3,608,379

Gross profit
  Electrical construction                $  401,177        $  490,269
  Mining                                    (68,854)          113,872
Total gross profit                          332,323           604,141

Interest and other income, net               75,867            50,441
Interest expense                            (11,031)              --
General corporate expenses                 (368,318)         (341,853)
Income from operations before
  income taxes		                 $   28,841        $  312,729



				             Nine Months Ended
  					        September 30,
                                          2000               1999
Sales from operations to
unaffiliated customers
  Electrical construction             $17,428,000        $14,461,978
  Mining                                2,109,694          1,615,921
Total                                 $19,537,694        $16,077,899

Gross profit
  Electrical construction             $ 2,107,147        $ 2,343,076
  Mining                                   98,145            103,458
Total gross profit                      2,205,292          2,446,534

Interest and other
  income, net                             322,994            187,846
Interest expense                          (14,391)                --
General corporate expenses             (1,768,668)        (1,111,307)

Income from operations before
  income taxes                        $   745,227        $ 1,523,073


Gross profit is total operating revenue less operating expenses. Gross profit excludes general corporate expenses, interest expense, interest income and income taxes. Impairment losses and recoveries are included in the calculations of gross profit for the mining segment. Identifiable assets by industry are used in the operations of each industry.

The following table sets forth certain segment information as of the dates indicated:


                                       September 30,       December 31,
                                           2000               1999
Identifiable assets
  Electrical construction              $11,035,357        $ 9,872,851
  Mining                                 2,874,183          2,796,696
  Corporate                              4,217,357          3,626,689
Total                                  $18,126,897        $16,296,236


Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Financial Condition.

At September 30, 2000, the financial condition of the Company remains comparable to its condition at December 31, 1999 and September 30, 1999. However, costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2000 amounted to $2,067,984, compared to $139,051 as of December 31, 1999. This increase was primarily due to the nature of various construction projects and the timing of related billings. Approximately half of the balance at September 30, 2000 was billed for and collected during October 2000. Also, property, buildings and equipment, net increased to $6,388,954 as of September 30, 2000 compared to $4,626,695 as of December 31, 1999. This increase was a result of increased capital expenditures made primarily to accommodate the increased level of operations in the Company's electrical construction subsidiary. See also Liquidity and Capital Resources.


Results of Operations - Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

Net Income
The Company had net income of $1,369,667 for the nine months ended September 30, 2000, compared to net income of $1,425,953 for the nine months ended September 30, 1999.

Revenues
Total revenues for the nine months ended September 30, 2000 were $19,860,688, compared to $16,265,745 for the nine months ended
September 30, 1999. This increase was primarily attributable to higher electrical construction revenue.

Electrical construction revenue increased by 21% in the nine months ended September 30, 2000 to $17,428,000 from $14,461,978 for the nine months ended September 30, 1999. This increase was primarily attributable to increases in transmission line and fiber optic cable construction.

Revenue from mining operations increased by 31% to $2,109,694 for the nine months ended September 30, 2000 from $1,615,921 for the nine months ended September 30, 1999. This increase was primarily attributable to an increase in various construction projects. These projects include land reclamation and construction aggregate projects.

Operating Results
Electrical construction operations had an operating profit of $2,107,147 in the nine months ended September 30, 2000, compared to an operating profit of $2,343,076 during the nine months ended September 30, 1999. Operating profit was lower for the nine months ended September 30, 2000 on increased revenue due primarily to increased subcontract costs. At September 30, 2000, the approximate value of uncompleted contracts was $7,350,000, compared to $2,600,000 at September 30, 1999. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.

During the nine months ended September 30, 2000, the operating profit from mining operations decreased to $98,145 from an operating profit of $103,458 during the nine months ended September 30, 1999. The operating results from mining operations in 2000 included the recovery of $41,027 of previously recorded impairment losses related to a mine previously owned by the Company, ("the San Pedro mine"). The 1999 operating results from mining included the recovery of $234,587 of previously recorded impairment losses related to a coal royalty the Company had retained in property it formerly owned in Harlan, Kentucky and the San Pedro mine. Excluding these recoveries, the mining operations had an operating profit of $57,118 for the nine months ended September 30, 2000 compared to an operating loss of $131,129 for the nine months ended September 30, 1999. The operating results from mining included depreciation expense of $202,004 during the nine months ended September 30, 2000, compared to $225,071 during the nine months ended September 30, 1999.


St. Cloud Mining Company, a wholly owed subsidiary of the Company
("St. Cloud"), sold 12,899 tons of natural zeolite during the nine months ended September 30, 2000, compared to 12,367 tons during the nine months ended September 30, 1999.

Other Income
Other income for the nine months ended September 30, 2000 was $322,994, compared to $187,846 in the nine months ended September 30, 1999.
This increase in other income was primarily a result of both increased interest income and gain on sale of fixed assets.

Costs and Expenses
Total costs and expenses, and the components thereof, increased to $19,115,461 for the nine months ended September 30, 2000 from $14,742,672 for the nine months ended September 30, 1999.

Electrical construction costs were $14,644,379 and $11,589,363 in the nine months ended September 30, 2000 and 1999, respectively. The increase in costs for the 2000 period was primarily attributable to an increase in subcontract costs.

Mining costs were $1,850,572 for the nine months ended September 30, 2000, compared to $1,521,979 in the nine months ended September 30, 1999.

Depreciation and amortization was $931,737 in the nine months ended September 30, 2000, compared to $807,710 in the nine months ended September 30, 1999. The increase in depreciation and amortization for 2000 was attributable to an increased level of capital expenditures.

General corporate expenses of the Company increased to $1,768,668 in the nine months ended September 30, 2000, from $1,111,307 in the nine months ended September 30, 1999. The increase in general corporate expenses for 2000 was primarily attributable to a $425,311 net expense related to payments made under Cancellation and Release Agreements pursuant to which the Company's Employee Benefit Agreements were terminated.
Such Cancellation and Release Agreements were filed as exhibits to the Company's Form 10Q for the quarter ended June 30,2000. The increase in general corporate expenses also resulted from an increase in professional services and other general and administrative expenses.

Results of Operations - Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

Net Income
The Company incurred a net loss of $8,563 for the three months ended September 30, 2000, compared to net income of $304,963 for the three months ended September 30, 1999.

Revenues
Total revenues for the three months ended September 30, 2000 were $6,289,881, compared to $3,658,820 for the three months ended
September 30, 1999. This increase was primarily attributable to higher electrical construction revenue.

Electrical construction revenue increased by 82% in the three months ended September 30, 2000 to $5,621,835 from $3,085,624 for the three months ended September 30, 1999. This increase was primarily attributable to an increase in transmission line construction.

Revenue from mining operations increased by 13% to $592,179 for the three months ended September 30, 2000 from $522,755 for the three months ended September 30, 1999.

Operating Results
Electrical construction operations had an operating profit of $401,177 in the three months ended September 30, 2000, compared to an operating profit of $490,269 during the three months ended September 30, 1999. Operating profit was lower for the three months ended September 30, 2000 as compared to the three months ending September 30, 1999 on increased revenue due primarily to lower margins on increased subcontract costs.

During the three months ended September 30, 2000, the operating loss from mining operations was $68,854 compared to an operating profit of $113,872 during the three months ended September 30, 1999. The operating results from mining operations in the three months ended September 30, 2000 and 1999 included the recovery of $10,609 and $181,087, respectively, of previously recorded impairment losses related to the San Pedro mine. Excluding these recoveries the mining operations incurred an operating loss for the three months ended September 30, 2000 and 1999 of $79,463 and $67,215, respectively. The operating results from mining included depreciation expense of $71,499 during the three months ended September
30, 2000, compared to $76,629 during the three months ended
September 30, 1999.

St. Cloud sold 3,912 tons of natural zeolite during the three months ended September 30, 2000, compared to 4,110 tons during the three months ended September 30, 1999.

Other Income
Other income for the three months ended September 30, 2000 was $75,867, compared to $50,441 in the three months ended September 30, 1999.
This increase in other income was primarily a result of increased interest income.

Costs and Expenses
Total costs and expenses, and the components thereof, increased to $6,261,040 for the three months ended September 30, 2000 from $3,346,091 for the three months ended September 30, 1999.

Electrical construction costs were $4,959,418 and $2,415,227 in the three months ended September 30, 2000 and 1999, respectively. The increase in costs in 2000 was primarily attributable to an increase in subcontract costs.

Mining costs were $600,143 for the three months ended September 30, 2000, compared to $513,342 in the three months ended September 30, 1999.

Depreciation and amortization was $349,939 in the three months ended September 30, 2000, compared to $274,756 in the three months ended September 30, 1999. This increase in depreciation and amortization was attributable to an increased level of capital expenditures.

General corporate expenses of the Company increased slightly to $368,318 in the three months ended September 30, 2000, from $341,853 in the three months ended September 30, 1999.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2000 were $3,532,817 as compared to $5,719,163 as of December 31, 1999. The decrease in cash was primarily the result of capital expenditures in the electrical construction segment, as discussed below. Working capital at September 30, 2000 was $6,397,261, compared to $7,507,357 at December 31, 1999. The Company's ratio of current assets to current liabilities decreased to 4.2 to 1 at September 30, 2000, from
5.7 to 1 at December 31, 1999. This decrease in the current ratio was a result of the investment in capital equipment and a combination of an increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and an increase in accounts payable and accrued liabilities.

The Company does not enter into financial instruments for trading purposes. Financial instruments entered into for other than trading purposes consist principally of cash and cash equivalents with limited market risk sensitivity.

The Company paid cash dividends on its Series A Preferred Stock in the amount of $17,819 in each of the nine months ended
September 30, 2000 and 1999. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Pursuant to an unsecured line of credit agreement entered into on October 30, 2000 between the Company and SunTrust Bank of Central Florida, N.A. ("SunTrust") (guaranteed by the Company's subsidiary, Southeast Power Corporation), the Company may borrow up to $3,000,000 at the bank's prime rate of interest. This credit line expires
April 30, 2001, at which time the Company expects to renew it for an additional year. One hundred thousand dollars of this line of credit has been reserved for a standby letter of credit. This line of credit replaces the previous line of credit agreement between Southeast
Power Corporation and SunTrust. No borrowings were outstanding under this previous line of credit during the nine months ended September 30, 2000 and 1999. Currently, there are no borrowings outstanding under the new line of credit.

The Company's capital expenditures for the nine months ended September 30, 2000 increased to $2,741,425 from $1,430,559 for the nine months ended September 30, 1999. This increase in the level of capital expenditures was primarily to accommodate the increased level of operations in the Company's electrical construction subsidiary.

In addition, the Company is expanding its real estate operations to include development of luxury condominium projects. To date, the Company has purchased or contracted to purchase three waterfront sites for development into twenty one units near Cocoa Beach, Florida. Development and construction is expected to take approximately two years per project.

Although no definitive construction contracts have been awarded, the Company presently estimates the aggregate sell out of these three projects to be $12,500,000. During the first nine months of this year, the Company spent approximately $370,000 on site acquisition costs and anticipates spending in the fourth quarter an additional $550,000. Initial financing has been secured through an expanded line of credit. Construction financing is expected to be secured through conventional real estate project financing. The Company has received presale reservations for all units in the first project and ten out of twelve units in the second project. The Company does not intend to proceed with the development of a project unless it has sales contracts sufficient to cover most of that project's projected costs.

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

        No Current Report on Form 8-K was filed during the quarter ended September 30, 2000.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE GOLDFIELD CORPORATION
                                  (Registrant)


Date: November 13, 2000	               /s/ John H. Sottile
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