Form 10-K
period 2000-12-30
GOLDFIELD CORP
filed 2001-03-14
CIK 42316

                              UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2000
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

    Securities registered pursuant to Section 12(g) of the Act:
                             None
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No ___
   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   On February 20, 2001, the aggregate market value (based upon the closing price on The American Stock Exchange) of the common stock held by nonaffiliates was approximately $16.2 million.

   As of February 20, 2001, 26,854,748 shares of the Registrant's common stock were outstanding.

                  Documents Incorporated by Reference
	Document           	             Where Incorporated
Proxy Statement for 2001 Annual Meeting	         Part III

                                   PART I
Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in the documents we incorporate by reference into this Annual Report on Form 10-K. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may effect our results include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electric construction field, including intensification of price competition; the availability of skilled construction labor; and, in connection with our real estate projects, general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 1.	Business.

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is engaged in electrical construction, including the placement of fiber optic cable, mining activities and real estate operations. Unless the context otherwise requires, the terms "Goldfield" and "the Company" as used herein to mean The Goldfield Corporation and its consolidated subsidiaries. For information concerning sales, operating profits and identifiable assets by business segment, see note 16 of notes to consolidated financial statements.

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

The Company's construction business includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects. Fiber optic cable installation is primarily overhead (OPGW and ADSS).

It is the Company's policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer's satisfaction and schedule. As a result of this policy and the magnitude of some of the construction projects undertaken by the Company, a substantial portion of the Company's annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 16 of notes to consolidated financial statements.

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

The Company enters into contracts on the basis of either competitive bidding or direct negotiations with its customers. Competitively bid contracts account for a majority of the Company's construction revenues. Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve either lump sum or unit price contracts, pursuant to which the Company agrees to do the work for a fixed amount. The magnitude and duration of projects undertaken by the Company vary, which may result in substantial fluctuations in its backlog from time to time. At February 1, 2001, the approximate value of uncompleted contracts was $9,000,000, compared to $15,800,000 at February 15, 2000 and $7,580,000 at February 1, 1999.

As of February 1, 2001, electrical construction had a staff of 9 salaried employees,including executive officers, division managers, superintendents, project managers and administrative personnel. In addition, at such date, electrical construction had 111 hourly-rate employees, none of whom are affiliated with any trade or labor organization. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. The Company believes that the experience and continuity of its employees has been an important factor in its success. Management of the Company believes its relations with both its salaried and hourly-rate employees are good.

The Company is subject to the authority of state and municipal regulatory bodies concerned with the licensing of contractors. The Company believes that it is in compliance with the relevant licensing requirements in all jurisdictions in which it conducts its business.

The administrative and maintenance facilities of Southeast Power are located on a 13-acre tract of land near Titusville, Florida, which is owned by the Company. The office building has 3,744 feet of floor space and the shop and buildings contain approximately 17,000 feet of floor space. The Company believes that these properties are currently in good condition and properly maintained.

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

St. Cloud - Industrial Minerals

St. Cloud Mining Company, a Florida corporation ("St. Cloud"), is a wholly owned subsidiary of the Company and operates the St. Cloud mill and mining properties in Sierra County, New Mexico. The St. Cloud mill and mining properties encompass approximately 3,700 acres of fee lands (including 3,100 acres acquired in March 2001) and an additional 500 acres of mineral leases and 120 acres of unpatented mining claims. Together, these fee lands, leases and claims are estimated to contain 18 million tons of geologic reserves of natural zeolites, a special type of volcanic ash (clinoptilolite). The Company believes the mill and mining properties are currently in good condition and properly maintained.

With respect to the recently acquired 3,100 acres of fee lands as noted above, the Company simultaneously acquired 25% of the mineral rights associated with the property. The recent purchase also includes 244 acre/feet of water rights which the Company believes will be surplus to its needs at St. Cloud and may be sold.

The clinoptilolite mineral occurs in flat lying beds and is extracted by conventional open pit mining methods. At the St. Cloud mill, the clinoptilolite minerals are crushed, dried, and sized without beneficiation and shipped in bulk, packaged or modified to customer's specifications. Most deliveries are by contract motor carriers to manufacturers, brokers, or independent sales agents who incorporate zeolites into consumer products or for specific industrial uses.

Zeolite markets include animal feed supplements, cat litter, industrial fillers and absorbents, air and water filtration media, environmental products and soil conditioners. The zeolite product is also used in other applications where ammonia control or specific cation exchange capacity is required.

In 2000, St. Cloud sold 16,422 tons of natural zeolite, compared to 15,908 tons and 14,095 tons in 1999 and 1998, respectively. St. Cloud's production facilities include drying, warehousing, bagging, blending and additional classification capabilities.

As part of the industrial mineral operations, the Company provides off-site construction services utilizing personnel and equipment. Such construction projects have included restoring an endangered species habitat, closure of a municipal landfill, and providing construction aggregates for road projects.

At February 1, 2001, St. Cloud had a total of 24 full-time employees, none of whom are affiliated with trade or labor organizations.

St. Cloud - Base and Precious Metals Mining

The Company became involved in the exploration, mining and milling of silver, copper and gold ores at the St. Cloud property in 1968. Production commenced at St. Cloud in 1981. Production has been halted since 1992 due to declining metal prices and mine grades. St. Cloud's viability is sensitive to the future price of base and precious metals, particularly silver. The Company's investment in St. Cloud's silver mines and base and precious metal processing equipment were written-off at the end of 1993. Management of the Company reviews the net carrying value of all mining facilities on a periodic basis to determine, among other factors, (1) the net realizable value of each major project, (2) the ability of the Company to fund all care, maintenance and standby costs, (3) the status and usage of the assets while in a standby mode, to determine whether some form of amortization is appropriate and (4) current projections of metal prices that affect the decision to reopen or make a disposition of the Company's assets.

Lordsburg

The Lordsburg Mining Company, a wholly owned subsidiary of the Company ("Lordsburg"), owns approximately 1,250 acres of fee lands and an additional 400 acres of mineral leases and 200 acres of unpatented mining claims.

Lordsburg sold 8,365 tons of construction aggregate material in 2000, compared to 5,152 tons and 16,547 tons in 1999 and 1998, respectively. Although the Company has continued production of construction aggregates at Lordsburg, a final decision with respect to the future operations at Lordsburg has not been reached.

At February 1, 2001, Lordsburg had a total of 2 full-time employees in New Mexico, neither of whom is affiliated with trade or labor organizations.

Real Estate Operations

The Company's real estate operations are focused on the development of luxury condominium projects within Florida. To date, the Company has purchased three waterfront sites for development near Cocoa Beach, Florida. The Company plans
to construct a six-unit development on one site and a twelve-unit development on another. The Company is presently evaluating several different types of developments for the third site. The Company does not intend to proceed with the development of a project unless it has sales contracts sufficient to cover most of that project's projected costs. The Company also holds for resale 30 single-family lots near Mims, Florida, which were purchased in 1998 and 1999.

Item 2.	Properties.

For information with respect to the principal properties utilized in the Company's mining and electrical construction operations, see "Item 1. Business."

The Company's principal office is located in Melbourne, Florida, where the Company leases 4,503 square feet of space at an annual rental rate of $71,285. The lease expires in January 2004.

Item 3.	Legal Proceedings.

The Company anticipates that a claim will be made against it as a result of an accident involving a company owned vehicle in which a passenger was seriously injured. Although the Company cannot estimate with certainty its ultimate liability, if any, it believes it has adequate insurance to cover any damages awarded.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                  PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on The American Stock Exchange under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2000 and 1999:

                         2000                        1999
                    High       Low           High            Low
   First Quarter    $2.00      $.25          $.31           $.19
   Second Quarter     .88       .50           .31            .19
   Third Quarter      .94       .56           .31            .19
   Fourth Quarter     .81       .38           .38            .25

As of February 20, 2001, the Company had approximately 13,000 holders of record.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Item 6.	Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2000:

                                   Years Ended December 31,
                            2000       1999       1998        1997        1996
                         (in thousands except per share and share amounts)
Statements of Operations
Total revenues             $25,728    $20,461    $16,782    $15,974     $13,544
Net income (loss)            3,682(1)   2,476       (610)       414        (338)
Earnings (loss)
  per share
    Basic                     0.14       0.09      (0.02)      0.01       (0.01)
    Diluted                   0.13       0.09      (0.02)      0.01       (0.01)
Common shares used in
  the calculations of
  earnings per share
    Basic                  26,854,748  26,854,748 26,854,748 26,854,748  26,854,748
    Diluted                27,914,029  27,393,528 27,243,345 27,243,345  27,243,345
Balance Sheets
  Total assets              20,229     16,296     14,213     13,967      13,652
  Working capital            8,276      7,756      6,144      6,371       5,934
  Stockholders'
    equity                  18,311     14,653     12,200     12,834      12,443

______________________________________________
(1) Net income for 2000 includes a non-recurring gain of $2,000,000 from proceeds from a key-man life insurance policy as described in note 2 of notes to the consolidated financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

                               Results of Operations

Net Income (Loss)
The Company had net income of $3,681,856 for the year ended December 31, 2000, compared to a net income of $2,476,235 for the year ended December 31, 1999 and a net loss of $609,630 for the year ended December 31, 1998. Results for 2000 included a non-recurring gain of $2,000,000 from proceeds from a key-man life insurance policy as discussed in note 2 of notes to the consolidated financial statements. Results for 2000 and 1999 also included the recovery of $84,932 and $374,584, respectively, relating to impairment losses of $354,156 included in results for the year ended December 31, 1998, as discussed in note 13 of notes to the consolidated financial statements.

Net income (loss) for the years ended December 31, 2000, 1999, and 1998, included an income tax benefit of $1,106,059 and $478,671 and income tax expense of $23,322, respectively.

Revenues
Total revenues for 2000 were $25,727,559 compared to $20,461,463 and 16,781,913 in 1999 and 1998, respectively. A 26% increase in 2000 over 1999 was primarily attributable to electrical construction revenue.

Electrical construction revenue increased by 25% in 2000 to $22,696,137 from $18,113,797 in 1999. It also increased by 25% in 1999 from $14,447,808 in 1998.
The increase in 2000 over 1999 was primarily attributable to increases in transmission line and fiber optic cable construction. The increase for 1999 over 1998 was primarily attributable to an increase in transmission line construction.
Electrical construction revenue for 1999 and 1998 includes the results of the Company's former subsidiary, Fiber Optic Services, Inc. ("Services"), a fiber optic cable splicing business. Services had revenue, net of intercompany elimination, of $592,244 for 1999, compared to $805,783 for 1998. Effective
June 30, 1999, the Company sold to an unrelated party substantially all the net assets of Services at the recorded net book value thereof, which was approximately $525,070.

Revenue from mining operations increased by 21% to $2,508,277 in the year ended 2000 from $2,073,777 in 1999. It increased 2% in 1999 from $2,041,259 in 1998. The increase for 2000 was primarily attributable to an increase in various construction projects. These projects included land reclamation and construction aggregate projects.

Operating Results
Electrical construction operations had an operating profit of $2,320,318 during 2000, compared to operating profits of $3,073,756 in 1999 and $1,232,711 in 1998. The decrease in operating results in 2000 was primarily a result of increased subcontract costs and inclement weather.
As a result of labor shortages, the Company was forced to engage the services of subcontractors at greater costs than our internal costs. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At February 1, 2001, the approximate value of uncompleted contracts was $9,000,000, compared to $15,800,000 at February 15, 2000.

The operating profit from mining operations was $42,165 for 2000, compared to an operating profit of $108,284 for 1999 and an operating loss of $656,538 for 1998. The operating results from mining operations in 2000 and 1999 included the recovery of $84,932 and $374,584, respectively, of previously recorded impairment losses related to a note receivable issued in connection with the sale of a mine and a coal royalty. The 1998 operating results from mining included a charge of $354,156 for this impairment loss (see note 13 of notes to consolidated financial statements). Excluding the recoveries and impairment loss, the mining operations had an operating loss of $42,767 for 2000 compared to operating losses of $266,300 and $302,382 for 1999 and 1998, respectively. The operating results from mining included depreciation expense of $278,186 during 2000, compared to $309,206 in 1999 and $313,071 in 1998.

Other Income
Other income for 2000 was $523,145, compared to $273,889 and $292,846 for 1999 and 1998, respectively. The increase in other income for 2000 was primarily a result of increases in gain on installment sale of real estate, interest income and gain on the sale of equipment.

Costs and Expenses
Total costs and expenses, and the components thereof, increased to $25,151,762 for 2000 from $18,463,899 in 1999 and $17,368,221 in 1998 as a result of increased electrical construction costs.

Electrical construction costs were $19,446,086, $14,302,105 and $12,522,747 in 2000, 1999 and 1998, respectively. The increase in costs for 2000 was attributable to a higher level of activity.

Mining costs were $2,272,858 for 2000, compared to $2,030,871 in 1999 and $2,029,940 in 1998. The increase in mining costs for 2000 as compared to 1999 was primarily a result of increased costs associated with increased construction project revenue. Mining costs for 1999 were comparable to 1998 costs.

Depreciation and amortization was $1,274,296 for 2000, compared to $1,108,931 in 1999 and $1,072,876 in 1998. The increase in depreciation and amortization expense for 2000 as compared to 1999 was primarily a result of recent capital expenditures, most of which have occurred in the Company's electrical construction segment.

General corporate expenses of the Company increased to $2,284,886 in 2000, from $1,458,365 in 1999 and $1,455,327 in 1998. The increase in general corporate expenses for 2000 was primarily attributable to a $425,311 net expense related to payments made under Cancellation and Release Agreements pursuant to which certain Company Employee Benefit Agreements were terminated (see note 7 of notes to consolidated financial statements). Such Cancellation and Release Agreements were filed as exhibits to the Company's Form 10Q for the quarter ended June 30, 2000. The increase in general corporate expenses also resulted from an increase in professional services relating to computer software upgrades and corporate salaries expense, due in part to the hire of two additional employees.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data (in thousands of dollars except per share and share amounts) follows:

                                    ____________________2000___________________
                                    First       Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
Revenues including other
  income                            $5,060      $8,511      $6,290      $5,867
Gross profit (loss)
  Electrical construction              490       1,216         401         213
  Mining                               102          65         (69)        (56)
Income (loss) available
  to common stockholders
  before unusual item                  290       1,076         (15)        306
Income (loss) available
  to common stockholders               290       1,076         (15)      2,306
Earnings (loss) per share
  Basic
    Earnings (loss) per
      share before
      unusual item                  $ 0.01      $ 0.04      $ 0.00      $ 0.01
    Earnings per share              $ 0.01      $ 0.04      $ 0.00      $ 0.09
  Diluted
    Earnings (loss) per
      share before
      unusual item                  $ 0.01      $ 0.04      $ 0.00      $ 0.01
    Earnings per share              $ 0.01      $ 0.04      $ 0.00      $ 0.08
Common shares and
  equivalents used in the
  calculations of earnings
  per share
    Basic                           26,854,748  26,854,748  26,854,748  26,854,748
    Diluted                         27,908,846  27,911,275  27,952,720  27,875,186

                                    _____________________1999__________________

                                    First       Second      Third       Fourth
                                    Quarter     Quarter     Quarter     Quarter
Revenues including other
  Income                            $6,027      $6,580      $3,659      $4,196
Gross profit (loss)
  Electrical construction              816       1,037         490         731
  Mining                               (69)         58         114           5
Net income available to
  common stockholders                  389         720         299       1,044
Earnings per share
  Basic                             $ 0.01      $ 0.03      $ 0.01      $ 0.04
  Diluted                           $ 0.01      $ 0.03      $ 0.01      $ 0.04
Common shares and
  equivalents used in the
  calculations of earnings
  per share
    Basic                           26,854,748  26,854,748  26,854,748  26,854,748
    Diluted                         27,385,081  27,329,048  27,435,668  27,504,936

Fourth quarter 2000 results included an unusual item relating to life insurance proceeds (note 2). The totals for the years 2000 and 1999 may differ from the sum of the quarterly information due to rounding.

                        Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2000 were $3,181,948 as compared to $5,719,163 as of December 31, 1999. Cash and cash equivalents at December 31, 2000 do not include the $2,000,000 of life insurance proceeds which were not received by the Company until February 19, 2001. Working capital at December 31, 2000 was $8,275,941, compared to $7,756,357 at December 31, 1999. The
Company's ratio of current assets to current liabilities decreased to 5.4 to 1 at December 31, 2000, from 5.9 to 1 at December 31, 1999.

The Company does not enter into financial instruments for trading purposes. Financial instruments consist principally of cash and cash equivalents with limited market risk sensitivity.

The Company paid cash dividends on its Series A Preferred Stock in the amount of $23,758 in each of the years ended December 31, 2000, 1999 and 1998. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Pursuant to an unsecured line of credit agreement entered into on October 30, 2000 between the Company and SunTrust Bank of Central Florida, N.A. ("SunTrust") (guaranteed by the Company's electrical construction subsidiary, Southeast Power Corporation), the Company may borrow up to $3,000,000 at the bank's prime rate of interest. This credit line expires April 30, 2001, at which time the Company expects to renew it for an additional year. One hundred thousand dollars of this line of credit has been reserved for a standby letter of credit. This line of credit replaces the previous line of credit agreement between Southeast Power Corporation and SunTrust. No borrowings were outstanding under the previous or current line of credit during the years ended December 31, 2000 and 1999.

The Company's capital expenditures for the year ended December 31, 2000 increased to $2,942,272 from $1,655,913 for 1999. This increase in the level of capital expenditures was to accommodate the increased level of operations in the Company's electrical construction segment. Capital expenditures in 2001 are expected to be approximately $1,200,000, which the Company expects to finance through existing cash reserves or credit facilities.

In addition, the Company has expanded its real estate operations to include development of luxury condominium projects. To date, the Company has purchased three waterfront sites for development near Cocoa Beach, Florida.
As of December 31, 2000, the Company had expended $870,128 in land acquisition and development costs on two sites (one oceanfront and one riverfront). A third site (oceanfront) was acquired in 2001 for $350,000. Development and construction is expected to take approximately two years per project. Construction financing is expected to be secured through conventional real estate project financing.

The Company has received presale reservations (which reservations are refundable) for all six units in the first project and seven out of twelve units in the second project. The Company is presently evaluating several different types of developments for the third site. The Company does not intend to proceed with the development of a project unless it has sales contracts sufficient to cover most of that project's projected costs. No construction contracts have yet been negotiated.

Item 8.   Financial Statements


                        Independent Auditors' Report


The Shareholders and Board of Directors
The Goldfield Corporation:

We have audited the consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/
KPMG LLP


Orlando, Florida
February 9, 2001 (except as to Note 2 which is as of February 19, 2001)


                             THE GOLDFIELD CORPORATION
                                and Subsidiaries

                            CONSOLIDATED BALANCE SHEETS

	                                                            December 31,
		   				              2000	          1999
ASSETS
Current assets
  Cash and cash equivalents                               $ 3,181,948         $ 5,719,163
  Accounts receivable and accrued billings                  2,608,808 	        2,315,682
  Insurance proceeds receivable (Note 2)                    2,000,000	               --
  Current portion of notes receivable                          42,531 	           42,383
  Inventories (Note 3)					      365,308		  351,458
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 4)                981,514		  139,051
  Income taxes recoverable 				       55,999		      --
  Deferred income taxes (Note 6)			      164,000		  249,000
  Prepaid expenses and other current assets                   749,886		  535,845
    Total current assets			           10,149,994		9,352,582
Property, buildings and equipment, net (Note 5)             6,201,675		4,626,695
Notes receivable, less current portion		              225,680		  251,563
Deferred charges and other assets
  Deferred income taxes (Note 6)	                    2,211,000	          901,000
  Land and land development costs 			      870,128		       --
  Land held for sale					      250,135		  385,296
  Cash surrender value of life insurance (Note 7)	      320,343 		  779,100
    Total deferred charges and other assets	            3,651,606 		2,065,396
Total assets					          $20,228,955	      $16,296,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities (Note 8)       $ 1,768,495	      $ 1,453,707
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 4)                 93,906		   59,974
  Current portion of deferred gain on installment sales	       11,652	           10,905
  Income taxes payable (Note 6)				           -- 		   71,639
    Total current liabilities				    1,874,053	        1,596,225

Deferred gain on installment sales, less current portion       44,096              47,303
Total liabilities					    1,918,149	        1,643,528
Commitments and contingencies (Note 15)
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock (Note 9)	      339,407	          339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued and outstanding
    26,872,106 shares (Notes 9, 10 and 11)		    2,687,211		2,687,211
  Capital surplus 					   18,369,860	       18,369,860
  Accumulated deficit					   (3,066,952)         (6,725,050)
    Total						   18,329,526	       14,671,428
  Less common stock in treasury, 17,358
    shares, at cost					       18,720		   18,720
    Total stockholders' equity				   18,310,806          14,652,708
Total liabilities and stockholders' equity		  $20,228,955 	      $16,296,236

See accompanying notes to consolidated financial statements

                                   THE GOLDFIELD CORPORATION
                                        and Subsidiaries
                            CONSOLIDATED STATEMENTS OF OPERATIONS

						   	Years Ended December 31,
						2000		1999		1998
Revenue
  Electrical construction		      $22,696,137     $18,113,797     $14,447,808
  Mining					2,508,277	2,073,777	2,041,259
  Other income, net (Note 12)			  523,145         273,889 	  292,846
    Total revenue			       25,727,559      20,461,463      16,781,913

Costs and expenses
  Electrical construction		       19,446,086      14,302,105      12,522,747
  Mining					2,272,858 	2,030,871 	2,029,940
  Depreciation and amortization			1,274,296	1,108,931	1,072,876
  Impairment (recoveries) losses (Note 13)	 (84,932)	 (374,584)	  354,156
  General and administrative			2,218,509 	1,396,576 	1,388,502
  Interest expense				   24,945 	       -- 	       --
     Total costs and expenses		       25,151,762      18,463,899      17,368,221

Income (loss) from operations
  before unusual item and income taxes            575,797	1,997,564	(586,308)

Unusual item
  Life insurance proceeds (Note 2)		2,000,000 	       -- 	      --

Income (loss) from operations
  before income taxes				2,575,797	1,997,564	(586,308)

Income taxes (benefit) (Note 6)		       (1,106,059)	 (478,671)	  23,322

Net income (loss)			        3,681,856 	2,476,235 	(609,630)

Preferred stock dividends			   23,758          23,758 	  23,758
Income (loss) available to
  common stockholders			      $ 3,658,098     $ 2,452,477      $(633,388)
Earnings (loss) per share of
  common stock (Note 11)
Basic					            $0.14 	    $0.09 	  ($0.02)
		Diluted				    $0.13           $0.09 	  ($0.02)

Common shares and equivalents used in the
  calculations of earnings per share
     Basic			               26,854,748      26,854,748 	26,854,748
     Diluted				       27,914,029      27,393,528 	27,243,345

See accompanying notes to consolidated financial statements


                                 THE GOLDFIELD CORPORATION
                                     and Subsidiaries

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

           		                                        Years Ended December 31,
		                                            2000		1999	       1998
Cash flows from operating activities
  Net income (loss)		                        $3,681,856 	    $2,476,235 	    ($609,630)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
  Depreciation and amortization		                 1,274,296	     1,108,931	    1,072,876
  Impairment losses		                                -- 		    --	      354,156
  Deferred income taxes		                        (1,225,000)	      (602,000)	           --
  (Gain) loss on sale of property and equipment		   (87,828)	       (20,509)	       32,215
  Gain on disposition of land held for sale		  (136,350)	       (52,950)	      (87,785)
  Write off of notes receivable		                        --		88,197 		   --
  Cash provided from (used by) changes in
    Accounts receivable and accrued billings		  (293,126)	       532,121 	   (1,312,804)
    Insurance proceeds receivable		        (2,000,000)		    --  	   --
    Inventories		                                   (13,850)             (4,659)	     (128,297)
    Costs and estimated earnings in excess
      of billings on uncompleted contracts		  (842,463)	     1,654,068 	   (1,001,759)
    Income taxes recoverable 		                   (55,999)		    --		   --
    Prepaid expenses and other current assets		  (214,041)	      (475,688)	       (9,060)
    Accounts payable and accrued liabilities		   314,788 	      (373,111)	      969,165
    Billings in excess of costs and estimated
      earnings on uncompleted contracts		            33,932 		46,205 	      (59,279)
    Income taxes payable		                   (71,639)	        48,317 	       (5,409)
        Net cash provided by (used in)
          operating activities		                   364,576 	     4,425,157 	     (785,611)

Cash flows from investing activities
  Proceeds from the disposal of
     property and equipment		                   180,824 		92,962 	      161,534
  Proceeds from sale of subsidiary		                -- 	       525,070 		   --
  Issuance of notes receivable		                        -- 	      (161,748)	      (39,992)
  Proceeds from notes receivable		           230,462		90,554 	      131,818
  Purchases of property and equipment		        (2,942,272)	    (1,655,913)	   (1,193,684)
  Purchases of land held for sale 		                -- 	      (273,565)	     (156,745)
  Investment in properties held for development		  (870,128)		    --		   --
  Proceeds from sale of land held for sale		    64,324		91,609 	      160,002
  Cash surrender value of life insurance		   458,757 		(7,670)	      (34,380)
    Net cash used by investing activities	        (2,878,033)	    (1,298,701)	     (971,447)

Cash flows from financing activities
  Payments of preferred stock dividends		           (23,758)	       (23,758)	      (23,758)

Net increase (decrease) in cash and cash equivalents	(2,537,215)	     3,102,698     (1,780,816)
Cash and cash equivalents at beginning of period	 5,719,163 	     2,616,465 	    4,397,281
Cash and cash equivalents at end of period		$3,181,948 	    $5,719,163 	   $2,616,465

Supplemental disclosure of cash flow information:
  Interest paid		                                   $54,280 		    -- 		   --
  Income taxes paid		                           246,579	       $75,012 	      $28,731

Supplemental disclosure of non-cash investing activities:
  Notes receivable in partial payment
    for land held for sale 		                   204,727 		10,000 	      205,153
  Land held for sale acquired as payment
    for notes and accounts receivable 		                -- 	        120,104       101,093

See accompanying notes to consolidated financial statements

                                THE GOLDFIELD CORPORATION
                                    and Subsidiaries

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					              Years Ended December 31,
					           2000		  1999		  1998
STOCKHOLDERS' EQUITY
ACCUMULATED	Beginning balance		$(6,725,050)   $(9,177,527)    $(8,544,139)
DEFICIT		Net income (loss)		  3,681,856 	 2,476,235 	  (609,630)
		Cash dividends
		  Series A Stock
		  (per share:  7%)		    (23,758)	   (23,758)	   (23,758)
		Ending balance			 (3,066,952)    (6,725,050)	(9,177,527)

PREFERRED	Beginning and
STOCK SERIES A	  ending balance		    339,407 	   339,407 	   339,407

COMMON STOCK	Beginning and
		  ending balance		  2,687,211 	 2,687,211 	 2,687,211

CAPITAL		Beginning and
SURPLUS		  ending balance		 18,369,860 	18,369,860 	18,369,860

TREASURY STOCK	Beginning and
		  ending balance		   (18,720)	   (18,720)	   (18,720)

		Total consolidated
		  stockholders' equity	       $18,310,806     $14,652,708     $12,200,231



SHARES OF CAPITAL STOCK
PREFERRED	Beginning and ending
STOCK SERIES A	  number of shares		   339,407 	   339,407 	   339,407

COMMON STOCK	Beginning and ending
		  number of shares	        26,872,106 	26,872,106 	26,872,106

TREASURY STOCK	Beginning and ending
		  number of shares		    17,358 	    17,358 	    17,358

See accompanying notes to consolidated financial statements

                      THE GOLDFIELD CORPORATION
                          and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2000 and 1999


Note 1 - Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - The accompanying consolidated financial statements include the accounts of The Goldfield Corporation ("Parent") and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated.

Nature of Operations - The Company's principal lines of business are electrical construction and the mining of industrial. The principal market for the Company's electrical construction operation is electric utilities in the southeastern United States. The principal markets for the Company's mining operations are purchasers of zeolite products throughout the United States.

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Costs associated with extraction and milling or production activities are inventoried and valued at the lower of cost or estimated final smelter settlement or net sales (net realizable value).

Property, Buildings, Equipment and Depreciation - Property, buildings and equipment are stated at cost. The Company provides depreciation for financial reporting purposes over the estimated useful lives of fixed assets using the straight-line and units-of-production methods.

Mining Revenues - Zeolite sales are recorded upon delivery. Revenue from various construction projects are recognized as earned.

Mine Exploration and Development - Exploration costs and normal development costs at operating mines are charged to operations as incurred.

Electrical Contracts - Revenues are earned under fixed price contracts and units of delivery contracts. Revenues from units of delivery contracts are recorded as the service is performed. For completed units of delivery contracts, the revenue is based on actual billings. For uncompleted units of delivery contracts, the revenue is based on actual labor hours incurred and estimated final billing rates. Revenues from fixed price construction contracts are recognized on the percentage-of-completion method measured by comparing the costs incurred to date to the estimated total costs to be incurred for each contract.
The asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.
The liability, "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

Contract costs include all direct material, direct labor, subcontractor costs and other indirect costs related to contract performance, such as supplies, tools and repairs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are
made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Executive Long-term Incentive Plan - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options.
As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical contracts in progress and the deferred income tax valuation allowance.

Financial Instruments Fair Value, Concentration of Business and Credit Risks The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accrued billings and retainage in the amount of $1,870,109 at December 31, 2000, due from electrical utilities pursuant to contract terms. The Company considers these electrical utility customers to be creditworthy.

Reclassifications - Certain amounts in 1999 and 1998 have been reclassified to conform to the 2000 presentation.

Note 2 - Insurance Proceeds

The Company maintains life insurance on certain key employees. During the fourth quarter of 2000, a covered employee died in an automobile accident while traveling on company business. The insurance carrier approved the claim of $2,000,000 in February, 2001 and proceeds were collected on February 19, 2001.

Note 3 - Inventories

Inventories at December 31 consisted of:

		                             2000                1999
Materials and supplies                    $175,767            $177,991
Industrial mineral products                125,204              91,886
Ores in process                             64,337              81,581
Total inventories                         $365,308            $351,458

Note 4 - Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price construction contracts in progress accounted for using the percentage-of-completion method at December 31 consisted of:

                                               2000               1999
Costs incurred on uncompleted contracts    $11,194,715         $4,997,862
Estimated earnings                           1,606,543          1,429,301
                                            12,801,258          6,427,163
Less billings to date                       11,913,650          6,348,086
                                           $   887,608         $   79,077
Included in the balance sheets under
  the following captions
    Costs and estimated earnings
      in excess of billings on
      uncompleted contracts                $   981,514         $  139,051
    Billings in excess of costs
      and estimated earnings
      on uncompleted contracts                 (93,906)           (59,974)
Total                                      $   887,608         $   79,077

The amounts billed but not paid by customers pursuant to retention provisions of long-term construction contracts were $527,845 and $102,742 at December 31, 2000 and 1999, respectively, and is included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 5 - Property, Buildings and Equipment

Balances of major classes of properties at December 31 consisted of:

                                               2000                1999
Land, mines and mining claims              $ 5,261,753         $ 5,266,753
Buildings and improvements                   1,792,785           1,816,859
Machinery and equipment                     18,225,175          15,794,733
Construction in progress                         9,822              16,930
   Total                                    25,289,535          22,895,275
Less accumulated depreciation,
  depletion and amortization                19,087,860          18,268,580
Net properties, buildings and
  Equipment                                $ 6,201,675         $ 4,626,695

Management reviews the net carrying value of all properties, buildings and equipment on a periodic basis. As a result of such review, no write-down was considered necessary during any of the years in the three-year period ended December 31, 2000.

Note 6 - Income Taxes

The income tax provisions for the years ended December 31 consisted of:

                            2000            1999              1998
Current
  Federal            $         --      $   39,000          $     --
  State                   118,941          84,329            23,322
                          118,941         123,329            23,322
Deferred
  Federal              (1,032,000)       (495,000)               --
  State                  (193,000)       (107,000)               --
                       (1,225,000)       (602,000)               --
Total                $ (1,106,059)     $ (478,671)         $ 23,322

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31, consisted of:

                                           2000                   1999
Deferred tax assets
  Depletion, mineral rights and
    deferred development and
    exploration costs                  $   322,000            $   322,000
  Accrued workers' compensation costs        4,000                  9,000
  Accrued vacation and bonus               160,000                240,000
  Property and equipment, principally
    due to differences in depreciation
    and valuation write-downs              265,000                289,000
  Contingent salary payments recorded
    as goodwill for tax purposes            34,000                 37,000
  Net operating loss carryforwards       1,781,000              1,884,000
  Investment tax credit carryforwards           --                  9,000
  Alternative minimum tax credit
    carryforwards                          332,000                301,000
                                         2,898,000              3,091,000
Valuation allowance for deferred tax
  assets                                  (523,000)            (1,941,000)
Total deferred tax assets                2,375,000              1,150,000

Deferred tax liabilities                        --                     --
Total net deferred tax assets          $ 2,375,000            $ 1,150,000


The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. The Company decreased the valuation allowance for net deferred tax assets by $1,418,000 during the year ended December 31, 2000.

At December 31, 2000, the Company had tax net operating loss carryforwards of approximately $4,700,000 available to offset future taxable income, which if unused will expire from 2001 through 2018. The Company has alternative minimum tax credit carryforwards of approximately $332,000, which are available to reduce future Federal income taxes over an indefinite period.

The differences between the Company's effective income tax rate and the Federal statutory rate for the years ended December 31 are reconciled below:

                                    2000          1999          1998
Federal statutory rate (benefit)    34.0%         34.0%         (34.0)%
State income tax                     4.6           4.2            3.8
Non-deductible expenses              1.0           2.6            6.6
Expiration of investment tax
  Credits                             --            --           32.8
Life insurance proceeds            (26.4)           --             --
Valuation allowance                (56.1)        (64.8)          (5.4)
Total                              (42.9%)       (24.0)%          3.8%

Note 7 - Employee Benefit Agreements and 401(k) Plan

Beginning in 1989, the Company entered into employee benefit agreements with certain employees of the Company. Under the terms of the agreements, the Company bought life insurance policies that built cash surrender value while also providing life insurance benefits for the employee. The Company was entitled to a refund of all previously paid premiums or the cash surrender value of the policy, whichever was lower, if the agreement was terminated prior to the employee attaining the age of 65. The Company had the right to terminate the agreements at any time by giving written notice to the employee. During the second quarter of 2000, the Company entered into Cancellation and Release Agreements pursuant to which the Company's Employee Benefit Agreements were terminated for a net expense of $425,311.

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company's contributions to the plan are discretionary and amounted to approximately $125,000, $116,000 and $95,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 8 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consisted of:

                                2000                1999
Accounts payable           $1,179,299          $  562,105
Bonuses                       398,598             589,099
Payroll and related
  expenses                    147,957             160,805
Worker's
  compensation
  insurance reserve            10,453              22,437
Insurance                       6,188              15,026
Other                          26,000             104,235
Total                      $1,768,495          $1,453,707

Note 9 - Preferred and Common Stock

The Series A 7% Voting Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series A Stock") is convertible into common stock, presently at the rate of 1.144929 shares of common stock for each share of Series A Stock, and has an annual dividend rate of $.07 per share. The Series A Stock may be redeemed at any time, at the option of the Company, at par, and is not subject to any mandatory sinking fund.

Holders of the Series A Stock have the same voting rights as common stockholders (except under certain circumstances arising from the failure to pay dividends on the Series A Stock) and have certain rights not held by common stockholders such as preferences in liquidation and controlling voting rights in certain mergers, sales and amendments to the Certificate of Incorporation.

At December 31, 2000, 388,597 shares of Common Stock were reserved for possible conversion of the Series A Stock and 985,000 shares were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.

Note 10 - The Goldfield Corporation 1998 Executive Long-term Incentive
          Plan

In 1998 the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. The options must be exercised within 10 years of the date of grant. As of December 31, 2000 and 1999, options to purchase 985,000 shares (exercisable at $0.22 per share, the fair market value of the Common Stock at the date of grant) had been granted.

A summary of option transactions follows:

                                                              Weighted
                                                               average
                                       Range of   Weighted    remaining
                                       exercise    average   contractual
                                        prices    exercise       life
                             Shares    per share   price     (in years)
Balance outstanding,
  December 31, 1998               --     $  --      $  --
Shares granted on
  March 9, 1999              985,000      0.22       0.22
Balance outstanding,
  December 31, 1999          985,000      0.22       0.22         9.18
2000 activity                     --        --         --
Balance outstanding,
  December 31, 2000          985,000     $0.22      $0.22         8.18

The per share weighted average fair value of stock options granted was $0.20 in 1999 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                1999
Volatility                      101.5%
Dividend paid                      --
Risk-free interest rate          5.25%
Expected life in years             10


All stock options granted, except as noted in the paragraph below, have been granted to officers and key employees with an exercise price equal to the fair value of the Common Stock at the date of grant. The Company applies APB Opinion No. 25 for issuances to officers and key employees in accounting for its Plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements during December 31, 2000 or 1999.

On March 9, 1999, the Company granted 985,000 stock options with an exercise price of $0.22 and a fair value of $0.20. The Company did not record any compensation expense at the date of grant. No stock options were granted during 2000.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's income available to common stockholders would have decreased to the pro forma amounts indicated below for the years ended December 31:

                                         2000                1999
Income available to common
  stockholders as reported           $3,658,098          $2,452,477
Pro forma net income available to
  common stockholders                $3,617,423          $2,411,802
Earnings per share, as reported
  Diluted                               $0.13               $0.09
Pro forma earnings per share
  Diluted                               $0.13               $0.09

Note 11 - Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per common share, after deducting dividend requirements on the Company's Series A 7% Voting Cumulative Convertible Preferred Stock ("Series A Stock") of $23,758 in each of the years ended December 31, 2000, 1999 and 1998, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the years ended December 31, 2000, 1999 and 1998. Diluted earnings per share includes additional dilution from potential common stock, such as stock options outstanding or the conversion of preferred shares to common stocks.

Note 12 - Other Income, Net

Other income, net for the years ended December 31 consisted of:

                                      2000           1999             1998
Interest income                    $250,903       $183,004         $221,775
Recognized gain on
  installment sale of real estate   136,350         52,950           87,785
Gain (loss) on sale of
  Equipment                          87,828         20,509          (32,215)
Other                                48,064         17,426           15,501
Total other income, net            $523,145       $273,889         $292,846


Note 13 - Impairment Recoveries and Losses

The Company had a note receivable from the sale of the capital stock of the San Pedro Mining Corporation in April 1993. During the third quarter of 1998, management determined the note receivable to be an impaired asset and wrote-off the unpaid balance. Future discounted cash flows were estimated by management to be zero primarily due to anticipated legal and reclamation costs. The impairment loss of $258,538 was separately identified as a component of continuing operations. The loss, which was recognized in the third quarter of 1998, was included in the Company's operating results from mining. During the second and third quarters of 1999, the Company received a deed in lieu of foreclosure for the real property, water rights and other assets and a bill of sale in lieu of foreclosure for certain equipment in connection with this mining property. The Company has sold certain of these assets for cash and a note receivable resulting in recovery of previously recognized impairment losses. The recovery of $84,932 and $321,084 have been separately identified in the Company's operating results from mining for the year ended December 31, 2000 and 1999, respectively.

During the second quarter of 1999, the Company recovered $53,500 relating to its previous write-off in the second quarter of 1998 of a coal royalty it retained in property it formerly owned in Harlan, Kentucky. The Company recognized an impairment loss of $95,618 in the second quarter of 1998, which was separately identified and included in the Company's operating results from mining. The recovery of $53,500 has been separately identified in the Company's operating results from mining for the year ended December 31, 1999.

Note 14 - Credit Facility

Pursuant to an unsecured line of credit agreement entered into on October 30, 2000 between the Company and SunTrust Bank of Central Florida, N.A. ("SunTrust"), (guaranteed by the Company's electrical construction subsidiary, Southeast Power Corporation), the Company may borrow up to $3,000,000 at the bank's prime rate of interest. This credit line expires April 30, 2001, at which time the Company expects to renew it for an additional year. One hundred thousand dollars of this line of credit has been reserved for a standby letter of credit. This line of credit replaces the previous line of credit agreement between Southeast Power Corporation and SunTrust. No borrowings were outstanding under the previous or current line of credit during the year ending December 31, 2000 and 1999.

Note 15 - Commitments and Contingencies

The Company leases its principal office space under a non-cancelable operating lease. The future minimum lease payments under non-cancelable operating leases outstanding December 31, 2000 are as follows:

   Year Ending
   December 31,
      2001                                     $ 71,089
      2002                                       71,285
      2003                                       71,285
      2004                                        5,940
        Total minimum lease payments           $219,599

Total rent expense for operating leases was approximately $68,772, $66,753, and $62,573 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company has provided third party guarantees for the Company's wholly owned mining subsidiaries, St. Cloud Mining Company and The Lordsburg Mining Company, in favor of the State of New Mexico's Mining and Minerals Division of the Energy, Minerals and Natural Resources Department ("Financial Assurances"). These Financial Assurances, amounting to $269,787, guarantee approved post mine reclamation plans for the Company's mines. The Company has also provided a Financial Assurance for $74,145 to guarantee approved post mine reclamation plans for the San Pedro Mine. The Company sold the San Pedro Mine to an unrelated third party during 1999 as discussed in Note 13.

Note 16 - Business Segment Information

The Company is primarily involved in two lines of business, mining and electrical construction. There were no material amounts of sales or transfers between lines of business and no material amounts of export sales.

Any intersegment sales have been eliminated. The following table sets forth certain segment information for the periods indicated:

                                  2000            1999             1998
Sales from operations to
   unaffiliated customers
     Electrical construction   $22,696,137     $18,113,797      $14,447,808
     Mining                      2,508,277       2,073,777        2,041,259
Total                          $25,204,414     $20,187,574      $16,489,067

Gross profit
   Electrical construction     $ 2,320,318     $ 3,073,756      $ 1,232,711
   Mining                           42,165         108,284         (656,538)
Total gross profit               2,362,483       3,182,040          576,173

Interest and other
   income, net                     523,145         273,889          292,846
General corporate expenses      (2,284,886)     (1,458,365)      (1,455,327)
Interest expense                   (24,945)             --               --
Income (loss) from
   operations before
   unusual item and
   income taxes                $   575,797     $ 1,997,564      $  (586,308)


The following table sets
   forth certain segment
   information as of the
   date indicated                  2000            1999             1998
Identifiable assets
   Electrical construction      $10,995,872     $ 9,872,851      $ 8,916,375
   Mining                         2,731,748       2,796,696        2,586,344
   Corporate                      6,501,335       3,626,689        2,710,430
Total                           $20,228,955     $16,296,236      $14,213,149

Capital expenditures
   Electrical construction      $ 2,430,854     $ 1,311,940      $   901,347
   Mining                           254,908         271,837          191,034
   Corporate                        256,510          72,136          101,303
Total                           $ 2,942,272     $ 1,655,913      $ 1,193,684

Depreciation and depletion
   Electrical construction      $   929,732     $   737,936      $   692,350
   Mining                           278,187         309,206          313,701
   Corporate                         66,377          61,789           66,825
Total                           $ 1,274,296     $ 1,108,931      $ 1,072,876

Gross profit is total operating revenue less operating expenses. Gross profit excludes general corporate expenses, interest expense, interest income and income taxes. Royalty income (loss) and impairment losses and recoveries are included in the calculation of gross profit for the mining segment. Identifiable assets by industry are used in the operations of each industry.

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

                                2000              1999                 1998

                                   % of                % of              % of
                        Amount   Total Sales Amount Total Sales Amount Total Sales
Electrical construction

  Customer A            $11,165    44
  Customer B              2,684    11         $2,764    14
  Customer C                                   2,988    15        2,321    14
  Customer D                                   2,499    12        2,490    15
  Customer E                                   3,529    17


Note 17 - New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities. As amended by Statements 137 and 138, Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company does not hold derivative instruments or engage in hedging activities. The Company implemented Statement 133 beginning in the first quarter of its fiscal year ending December 31, 2001, with no effect on its financial position, results of operations or cash flows.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information concerning the directors of the Company will be contained under "Election of Directors" in the Company's 2001 Proxy Statement, which information is incorporated herein by reference.

The executive officers of the Company are as follows:

            	                  Year In Which
	                          Service Began
       Name and Title(1)	  As Officer		Age
John H. Sottile
  Chairman of the Board of
  Directors, President and
  Chief Executive Officer,
  Director	                  1983		        53

  Dwight W. Severs
    Secretary, Director	          1998		        57

Stephen R. Wherry,
  Vice President, Treasurer
  and Chief Financial Officer	  1988		        42
_________________________________
(1)	As of March 1, 2001

Throughout the past five years John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company.

John H. Sottile has served as Chairman of the Board of Directors since
May 1998.

Dwight W. Severs has been a director since 1998 and Secretary of the Company since November 1999. Mr. Severs has held the position of City Attorney for the City of Titusville, Florida since September 1971 (full-time since January 1999). From March 1998 thru January 1999,
Mr. Severs was a principal for the firm of Dwight W. Severs & Associates, P.A. Mr. Severs was a member of the law firm of Severs, Stadler & Harris, P.A. between January 1995 and March 1998.

The term of office of all directors is until the next annual meeting and the term of office of all officers are for one year and until their successors are chosen and qualify.

Item 11.    Executive Compensation.

Information concerning executive compensation will be contained under "Executive Compensation" in the Company's 2001 Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

Information concerning the security ownership of the directors and officers of the registrant will be contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" in the Company's 2001 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information concerning relationships and related transactions of the directors and officers of the Company will be contained under "Election of Directors" in the Company's 2001 Proxy Statement, which information is incorporated herein by reference.

                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) Financial Statements	                                  Page

Report of Independent Certified Public Accountants	          11

Consolidated Balance Sheets - December 31, 2000 and 1999	  12

Consolidated Statements of Operations - Three Years
  ended December 31, 2000	                                  13

Consolidated Statements of Cash Flows - Three Years
  ended December 31, 2000	                                  14

Consolidated Statements of Stockholders' Equity -
  Three Years ended December 31, 2000	                          15

Notes to Consolidated Financial Statements	                  16

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

(b) Reports on Form 8-K

       A Report on Form 8-K was filed on December 19, 2000 announcing that the Registrant had amended its By-Laws to require that advance notice be given to the Registrant by any stockholder who intends to nominate a director to the Registrant's Board of Directors or to bring business before any meeting of the stockholders of the Registrant.

(c) Exhibits

 3-1	Restated Certificate of Incorporation of the Company, as
 	amended, is hereby incorporated by reference to Exhibit 3-1 of the Company's Current Report on Form 8-K, heretofore filed with the Commission (file No. 1-7525).

 3-2	By-Laws of the Company, as amended, is hereby incorporated
 	by reference to Exhibit 3-2 of the Company's Current Report on Form 8-K for the year ended December 19, 2000, heretofore filed with the Commission (file No. 1-7525).

 3-3	Amendment to the Amended By-Laws of the Company is hereby
        incorporated by reference in Exhibit 3-3 of the Company's Current Report on Form 8-K dated December 19, 2000, heretofore filed with the Commission (file No. 1-7525).

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

 4-3	The Goldfield Corporation 1998 Executive Long-term Incentive Plan
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
        effective January 15, 1985 between The Goldfield Corporation and John H. Sottile, is hereby incorporated by reference to Exhibit 10-2(e) of the Company's report on Form 10-Q for the quarter ended September 30, 1995, heretofore filed with the Commission (file No. 1-7525).

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

10-4(a)	Cancellation and Release Agreement dated June 12, 2000 between
        The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended June 30, 2000 heretofore filed with the Commission (file No. 1-7525).


10-5	Employee Benefit Agreement dated November 16, 1989 between The
        Goldfield Corporation and Stephen R. Wherry, is hereby incorporated by reference to Exhibit 10-6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989, heretofore filed with the Commission (file No. 1-7525).

10-5(a)	Cancellation and Release Agreement dated June 12, 2000 between
        The Goldfield Corporation and Stephen R. Wherry is hereby incorporated by reference to Exhibit 10-10 of the Company's report on Form 10-Q for the quarter ended June 30, 2000 heretofore filed with the Commission (file No. 1-7525).

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
        Adoption Agreement and Prototype Cash or Deferred
        Profit-Sharing Plan and Trust Basic Plan Document #3 effective January 1, 1995, is hereby incorporated by reference to Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended March 31, 1995, heretofore filed with the Commission (file No. 1-7525).

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

* Filed herewith.


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
	(John H. Sottile)
	Chairman of the Board of Directors, President,
        Chief Executive Officer and Director

Dated:  March 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2001.


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
(Harvey C. Eads, Jr.)


*By: /s/ John H. Sottile
John H. Sottile
Attorney-in-Fact


                    SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549



                      ______________________________



                                Form 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended December 31,2000     Commission File No. 1-7525



                       ______________________________



                          THE GOLDFIELD CORPORATION



                                   EXHIBITS







March 14, 2001


                                                         Sequentially
                                                           Numbered
                                                             Pages

(c) Exhibits

 3-1	Restated Certificate of Incorporation of the Company, as
 	amended, is hereby incorporated by reference to Exhibit 3-1 of the Company's Current Report on Form 8-K, heretofore filed with the Commission (file No. 1-7525).

 3-2	By-Laws of the Company, as amended, is hereby incorporated
 	by reference to Exhibit 3-2 of the Company's Current Report on Form 8-K for the year ended December 19, 2000, heretofore filed with the Commission (file No. 1-7525).

 3-3	Amendment to the Amended By-Laws of the Company is hereby
        incorporated by reference in Exhibit 3-3 of the Company's Current Report on Form 8-K dated December 19, 2000, heretofore filed with the Commission (file No. 1-7525).

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

 4-3	The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to the Company's Registration Statement on Form S-8, No. 333-72241, heretofore filed with the Commission on February 12, 1999.

10-2	Employment Agreement effective January 15, 1985 between The
        Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-6 of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986.

                                                         Sequentially
                                                           Numbered
                                                             Pages

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
        Southeast Power Corporation and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-8 of the Company's Registration Statement on Form S-l, No. 33-3866, heretofore filed with the Commission on March 10, 1986.

                                                     Sequentially
                                                       Numbered
                                                         Pages

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

10-4(a)	Cancellation and Release Agreement dated June 12, 2000 between
        The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended June 30, 2000 heretofore filed with the Commission (file No. 1-7525).

10-5	Employee Benefit Agreement dated November 16, 1989 between The
        Goldfield Corporation and Stephen R. Wherry, is hereby incorporated by reference to Exhibit 10-6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989, heretofore filed with the Commission (file No. 1-7525).

                                                     Sequentially
                                                       Numbered
                                                         Pages

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

10-4(a)	Cancellation and Release Agreement dated June 12, 2000 between
        The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended June 30, 2000 heretofore filed with the Commission (file No. 1-7525).

10-5	Employee Benefit Agreement dated November 16, 1989 between The
        Goldfield Corporation and Stephen R. Wherry, is hereby incorporated by reference to Exhibit 10-6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1989, heretofore filed with the Commission (file No. 1-7525).

                                                     Sequentially
                                                       Numbered
                                                         Pages

10-5(a)	Cancellation and Release Agreement dated June 12, 2000 between
        The Goldfield Corporation and Stephen R. Wherry is hereby incorporated by reference to Exhibit 10-10 of the Company's report on Form 10-Q for the quarter ended June 30, 2000 heretofore filed with the Commission (file No. 1-7525).

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
        Adoption Agreement and Prototype Cash or Deferred
        Profit-Sharing Plan and Trust Basic Plan Document #3 effective January 1, 1995, is hereby incorporated by reference to Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended March 31, 1995, heretofore filed with the Commission (file No. 1-7525).

                                                     Sequentially
                                                       Numbered
                                                         Pages

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

 11	For computation of per share earnings, see note 11 of notes
        to consolidated financial statements.

*21	Subsidiaries of Registrant                       39

*23	Consent of Independent Auditors                  40

*24	Powers of Attorney                               41

(a)	Powers of Attorney

(b)	Certified resolution of the Registrant's Board of Directors
        authorizing officers and directors signing on behalf of the Registrant to sign pursuant to a power of attorney.

* Filed herewith.
