Form 10-K/A
period 2000-12-31
GOLDFIELD CORP
filed 2001-04-30
CIK 42316

Reason for amendment

This amendment is being filed to set forth the information required pursuant to Part III of the Form 10-K. Part III of the Form 10-K will not be incorporated by reference from the Company's Proxy Statement for its 2001 annual meeting as disclosed in the Form 10-K filed on March 14, 2001.

                                     PART III

Item 10.    Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company and all persons nominated to become such are as follows:

                               Principal Occupation                 Director    Officer
   Name                      For the Last Five Years                 Since       Since    Age (1)
Harvey C. Eads, Jr.	     City Manager of Coral Gables,	     1999	          55
Office of the City Manager   Florida since May 1988.
City of Coral Gables
405 Biltmore Way
Coral Gables, FL  33134

John P. Fazzini	             Real Estate Developer;	             1984		  56
Bountiful Lands, Inc.	     President of Bountiful Lands, Inc.
101 East Stuart Ave.	     (real estate development corporation)
Lake Wales, FL  33853	     since 1980.

Patrick S. Freeman	     President of the Company's mining       1991                 54
St. Cloud Mining Co.	     subsidiaries since 1988.
St. Cloud Mill Site
Winston, NM  87943

Robert L. Jones	             President of the Company's electrical	         1995     53
Southeast Power Corp.	     construction subsidiary since 1995.
1805 Hammock Road
Titusville, FL  32796

Danforth E. Leitner	     Real Estate Broker; Real Estate	     1985		  60
The Leitner Company	     Appraiser; President of The
528 North Main Street	     Leitner Company (real estate
Hendersonville, NC  28792    brokerage and appraisal
		             corporation) since 1984.

Dwight W. Severs	     Secretary of the Company	             1998	 1999	  57
Titusville City Attorney     since 1999; City Attorney
555 South Washington Ave.    for City of Titusville, Florida
Titusville, FL  32796	     since January 1999; Principal for
                             the firm of Dwight W. Severs &
                             Associates, P.A. since March 1998.
                             Mr. Severs was a member of the law
                             firm of Severs, Stadler & Harris,
                             P.A. between January 1995 and March
                             1998.

John H. Sottile	             Chairman of the Board of Directors	     1983	 1983	  53
The Goldfield Corporation    of the Company since May 1998;
100 Rialto Place, Ste. 500   President of the Company since
Melbourne, FL  32901	     1983 and Chief Executive Officer
of the Company since 1985.

Stephen R. Wherry	     Vice President of the Company since  		 1988	  42
The Goldfield Corporation    1992; Treasurer and Chief Financial
100 Rialto Place, Ste. 500   Officer of the Company since 1988.
Melbourne, FL  32901

Al Marino	             Architectural Designer; President of		  --	  43
A.M. Marino Design, Inc.     A.M. Marino Design, Inc. (architect-
1483 Main Street	     ural design firm) since 1986 (Mr.
Weymouth, MA  02190	     Marino is the son of Anthony J. Ford
		             who owns 2,065,300 shares of the
		             Company's Common Stock).
_________________
(1) As of December 31, 2000


The term of office of all directors is until the next annual meeting and the term of office of all officers are for one year and until their successors are chosen and qualify.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and Series A Preferred Stock of
the Company.   Copies of all such reports filed with the SEC are required to be furnished to the Company. Based solely on the Company's review of the copies of such reports it has received, the Company believes that all of its executive officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the year ended December 31, 2000.

Item 11.    Executive Compensation.

The following Summary Compensation Table sets forth the cash compensation for the Company's Chief Executive Officer and executive officers, including two executive officers of subsidiaries, whose compensation exceeded $100,000 during the years ended December 31, 2000, 1999 and 1998. The information provided under the heading "Executive Compensation" is that required by "small business issuers" as defined by the rules of the SEC.

                                            Summary Compensation Table

                                                                               Long-term
                                                                              Compensation
                                         Annual Compensation                     Awards
                                                                 All Other    Stock Options
       Name and                           Salary       Bonus    Compensation   (in shares)
  Principal Position             Year     ($)(1)       ($)(1)    ($)(2)           (3)
John H. Sottile                  2000     380,333        --       250,158           --
  Chairman, President and        1999     369,556        --         9,676      375,000
  Chief Executive Officer        1998     361,252        --         9,480           --

Patrick S. Freeman               2000     112,500     8,758        96,773           --
  President of mining            1999     112,500    18,000         4,989      125,000
  subsidiaries                   1998(4)  116,827        --         4,958           --

Robert L. Jones                  2000     105,000   189,089        97,379           --
  President of electrical        1999     105,000   266,042         6,965      125,000
  construction subsidiary        1998     104,827   110,000         6,719           --

Stephen R. Wherry                2000     118,229    65,000        96,070           --
  Vice President, Treasurer      1999     108,750    24,000         4,693      125,000
  and Chief Financial Officer    1998     100,250    17,500         3,854           --
_________________
(1) Amounts reported represent compensation earned for the year, some of which may have been paid in a subsequent year.
(2) All other compensation for 2000 included (a) payments related to the termination of the Company's Employee Benefit Agreements ($240,000 for Mr. Sottile; $90,000 for
    Mr. Freeman; $90,000 for Mr. Jones; and $90,000 for Mr. Wherry) and (b) the economic benefit related to the life insurance policies under the terminated Employee
    Benefit Agreements ($5,058 for Mr. Sottile; $1,673 for Mr. Freeman; $2,279 for Mr.
    Jones and $970 for Mr. Wherry) and (c) Company contributions to the Company's Cash
    Deferred Profit Sharing Plan ($5,100 each for Messrs. Sottile, Freeman, Jones and
    Wherry).  Amounts for 1999 included (a) the economic benefit related to the insurance policies under the terminated Employee Benefit Agreements ($4,876 for Mr. Sottile;
    $1,614 for Mr. Freeman; $2,165 for Mr. Jones; and $906 for Mr. Wherry) and (b)
    Company contributions to the Company's Cash Deferred Profit Sharing ($4,800 for Mr.
    Sottile; $3,375 for Mr. Freeman; $4,800 for Mr. Jones; and $3,787 for Mr. Wherry).
    Amounts for 1998 included (a) the economic benefit related to the insurance policies under the terminated Employee Benefit Agreements ($4,680 for Mr. Sottile; $1,453 for
    Mr. Freeman; $1,919 for Mr. Jones; and $846 for Mr. Wherry) and (b) Company
    contributions to the Company's Cash Deferred Profit-Sharing Plan ($4,800 for Mr.
    Sottile; $3,505 for Mr. Freeman; $4,800 for Mr. Jones; and $3,008 for Mr. Wherry.
(3) All stock option awards were made pursuit to The Goldfield Corporation 1998
    Executive Long-term Incentive Plan.

(4) Mr. Freeman's 1998 annual salary included 27 bi-weekly pay periods, while 2000 &
    1998 included 26 such periods.

	            OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUE

The following table shows the number and value of stock options (exercised and unexercised) held by the named executive officers in 2000. Value is calculated using the difference between the option exercise price
($0.21875) and the 2000 year-end stock price ($0.4375) multiplied by the number of shares underlying the options.

	           Shares		      Number of Securities	     Value of Unexercised
	          Acquired		     Underlying Unexercised	     In-the-money Options
	             on	        Value	      Options at End of 2000           at End of 2000
 Name		  Exercise	Realized    Exercisable	 Unexercisable	  Exercisable	Unexercisable
	          (#)	        ($)	    (#)		 (#)	          ($)	        ($)
John H. Sottile	   --	        --	    125,000	 250,000	  27,344	54,688
Robert L. Jones	   --	        --	     41,667	  83,333	   9,115	18,229
Patrick S. Freeman --	        --	     41,667	  83,333	   9,115	18,229
Stephen R. Wherry  --	        --	     41,667	  83,333	   9,115	18,229
________________
(1) In March 2001, each optionee exercised all options listed above that were exercisable at the end of 2000.  Also, each optionee exercised additional options that became exercisable on March 9, 2001 in the following amounts:  Mr. Sottile
    - 125,000; Messrs. Jones, Freeman and Wherry - 41,666.

On January 15, 1985, the Company entered into an employment agreement with John H. Sottile. Such agreement, as amended on February 25, 1986, September 23, 1988, February 27, 1990, January 29, 1992, September 15, 1995 and
September 20, 1999, expires on December 31, 2009 and provides for continuous employment until December 31, 2009. This contract currently entitles Mr. Sottile to a salary of $330,333, which salary may be increased as a result of future annual increases in the Consumer Price Index. If his employment by the Company is terminated (which will be deemed to have occurred if he is relocated), Mr. Sottile is entitled to receive, within ten days of notice of termination, an amount equal to the full cash salary that he would have received in the absence of such termination from the date of termination through December 31, 2009. In the event of his permanent disability or death, he or his estate will be entitled to his salary through the end of the month of his permanent disability or death and for one year thereafter. In addition, on January 11, 1986, a subsidiary of the Company entered into an employment agreement with Mr. Sottile. Such agreement, as amended on September 13, 1988, January 29, 1992, September 11, 1995 and September 20, 1999, provides for continuous employment until December 31, 2009 and thereafter from year to year until terminated and entitles him to be paid $50,000 per year. If his employment by the subsidiary is terminated without cause (which will be deemed to have occurred if he is relocated), he is entitled to receive an amount equal to his full cash salary from the date of such termination through December 31, 2009. In the event of permanent disability or death, he or his estate will be entitled to his salary for one year.

Directors who are also employees of the Company are not paid any fees or other remuneration for service on the Board or on any Board committee. Each non-employee director receives an aggregate annual fee of $15,000, with $1,250 paid each month, and an additional $500 paid for each Board meeting attended in person.

Employee Benefit Agreements

Beginning in 1989, the Company entered into Employee Benefit Agreements (each, a "Benefit Agreement") with Messrs. Sottile, Jones, Freeman and

Wherry and certain employees of the Company. Under the terms of each Benefit Agreement, the Company owned life insurance policies that accumulated cash surrender value for the retirement of the employee, at age sixty-five, while also providing a life insurance benefit for the employee. Under the terms of each Benefit Agreement, the Company was entitled to a refund of the lesser of the previously paid premiums or the cash surrender value of the insurance policy, either upon retirement of the employee, the death of the employee or upon the termination of the Benefit Agreement. The Company had the right to terminate the Benefit Agreement without any future obligation by giving written notice to the employee. If the Benefit Agreement was terminated, the Company was entitled to receive the lesser of the cash surrender value of the insurance policy or the total of all previously paid premiums. In 2000, the Board of Directors reviewed the Benefit Agreements and related insurance policies and decided it was in the best interest of the Company to terminate the Benefit Agreements to eliminate the annual insurance premium obligations. During the second quarter of 2000, the Company entered into Cancellation and Release Agreements pursuant to which the Benefit Agreements were terminated. In consideration of terminating the future retirement benefit associated with the Benefit Agreements, the Company decided to compensate the affected employees. The net expense to the Company was $425,311. Although the Company does not anticipate making any further cash premium payments, the Company will continue to own the policies and has granted each employee the right to name the beneficiary for the death benefits in excess of premiums previously paid by the Company, less any outstanding loans.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 26, 2001, certain stock ownership information regarding all shareholders known by the Company to be the beneficial owners of 5% or more of the outstanding shares of Common Stock and Series A Preferred Stock of the Company and executive officers and directors of the Company.

                                 Amount Beneficially Owned(1)
                                            Common
                                          Obtainable Upon                  Percent of Class(2)       Percent
                             Common        Conversion of    Series A        Common   Series A      of Voting
Beneficial Owners              (3)         Preferred(4)    Preferred         (1)    Preferred     Securities(5)
(a) Holders of more
than 5% (other
than directors):

Anthony J. Ford (6)
33 Van Ripper Street
Staten Island, NY 10302    2,065,300                                       7.53%                     7.53%

Suzanne S. Guanci
1130 Placetas Avenue
Coral Gables, FL 33146                      33,043           28,860          *         8.50%           *

Linda Lonergan
1202 Pawnee Terrace
Indian Harbor Beach,
Florida  32937                             103,044           90,000          *        26.52%           *

Mary H. Leitner
2344 Brookside Drive
Indialantic, FL  32903        49,130        21,188           18,506          *         5.45%           *

(b) Executive Officers,
    Directors and Nominees:

Harvey C. Eads, Jr.            1,000                                         *
John P. Fazzini               20,100                                         *                         *
Patrick S. Freeman           133,533                                         *                         *
Robert L. Jones              208,333                                         *                         *
Danforth E. Leitner           20,600                                         *                         *
Al Marino (7)                  1,000                                         *                         *
Dwight W. Severs              42,000                                         *                         *
John H. Sottile (8)          913,288       225,360          196,833        3.33%      57.99%         4.12%
Stephen R. Wherry             93,333                                         *                         *

(c) All Executive Officers and
    Directors as a group
    (8 in number):         1,432,187       225,360          196,833        5.23%      57.99%         6.01%
__________________
*   Less than 1%
(1) Includes holdings of spouses, minor children, relatives and spouses of relatives living in the same household, even if beneficial ownership is disclaimed.
(2) All percentages have been determined as of April 26, 2001 in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.  For purposes of this table, a person or group of persons is deemed to have
    "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days after April 26, 2001.
(3) Excludes shares of Common Stock obtainable upon conversion of Series A
    Preferred Stock.
(4) Each share of Series A Preferred Stock is currently convertible into
    1.144929 shares of Common Stock.
(5) In accordance with the rules of the SEC, the percentage shown in this column opposite the name of each person or group has been computed assuming the conversion of any Series A Preferred Stock and the exercise of any options held by such person or group and that no conversions or exercises by others have occurred.
(6) Information as to shares beneficially owned by Mr. Ford is based on information provided by Mr. Ford to the Company.
(7) Does not include 2,065,300 shares of the Company's Common Stock owned by Mr. Marino's father, Anthony J. Ford, as to which Mr. Marino disclaims beneficial ownership.
(8) Includes 140,400 shares of Common Stock owned by Mr. Sottile's wife,
    Ann Sottile, and 27,451 shares of Common Stock owned by Mr. Sottile's son,
    John Nicholas Sottile.  Does not include 118,860 shares of the Company's
    Series A Preferred Stock, convertible into 136,087 shares of Common Stock, owned by Mr. Sottile's sisters, Suzanne S. Guanci and Linda Lonergan, as to which Mr. Sottile disclaims beneficial ownership.


Item 13.    Certain Relationships and Related Transactions.

None.

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
	   (John H. Sottile)
	   Chairman of the Board of Directors, President,
           Chief Executive Officer and Director

Dated:  April 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2001.


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