Form 10-Q
period 2001-03-31
GOLDFIELD CORP
filed 2001-05-10
CIK 42316

                           PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

                               THE GOLDFIELD CORPORATION
                                    and Subsidiaries
                              CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
							            March 31,	    December 31,
								      2001	       2000
ASSETS
Current assets
   Cash and cash equivalents					    $4,415,013	    $3,181,948
   Accounts receivable and accrued billings			     2,508,596 	     2,608,808
   Insurance proceeds receivable				            -- 	     2,000,000
   Current portion of notes receivable				        44,809 		42,531
   Inventories 							       370,852 	       365,308
   Costs and estimated earnings in excess of
     billings on uncompleted contracts				     1,631,159 	       981,514
   Income taxes recoverable						16,743 	        55,999
   Deferred income taxes (Note 2)				       157,000	       164,000
   Prepaid expenses and other current assets			       499,104	       749,886
     Total current assets					     9,643,276	    10,149,994
Property, buildings and equipment, net				     6,660,817 	     6,201,675
Notes receivable, less current portion				       293,478 	       225,680
Other assets
   Deferred income taxes (Note 2)				     1,900,000 	     2,211,000
   Land and land development costs				     1,299,919 	       870,128
   Land held for sale						       508,690 	       250,135
   Cash surrender value of life insurance			       314,112 	       320,343
     Total other assets			                             4,022,721 	     3,651,606
Total assets							   $20,620,292 	   $20,228,955
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities			   $ 1,278,968 	   $ 1,768,495
   Billings in excess of costs and estimated
     earnings on uncompleted contracts				        99,169 	        93,906
   Current portion of deferred gain on installment sales	        10,964 		11,652
   Income taxes payable (Note 2)				        19,725 		    --
     Total current liabilities					     1,408,826 	     1,874,053

Deferred gain on installment sales, less current portion	        35,246	        44,096
Total liabilities						     1,444,072 	     1,918,149
Stockholders' equity
   Preferred stock, $1 par value per share,
     5,000,000 shares authorized; issued and
     outstanding 339,407 shares of Series A
     7% voting cumulative convertible stock			       339,407 	       339,407
   Common stock, $.10 par value per share, 40,000,000
     shares authorized; issued and outstanding
     27,441,771 shares in 2001 and 26,872,106 in 2001		     2,744,177 	     2,687,211
   Capital surplus 						    18,437,508 	    18,369,860
   Accumulated deficit						    (2,326,152)	    (3,066,952)
     Total							    19,194,940 	    18,329,526
   Less common stock in treasury, 17,358 shares, at cost	        18,720 	        18,720
     Total stockholders' equity					    19,176,219 	    18,310,806
Total liabilities and stockholders' equity			   $20,620,292 	   $20,228,955
See accompanying notes to consolidated financial statements


                               THE GOLDFIELD CORPORATION
                                  and Subsidiaries

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

  						    Three Months Ended
						         March 31,
   						    2001	   2000
Revenue
  Electrical construction			 $6,450,996 	$4,195,421
  Mining					    544,886 	   723,901
  Other income, net				    183,855 	   140,340
     Total revenue				  7,179,737 	 5,059,662

Costs and expenses
  Electrical construction			  4,561,634 	 3,503,451
  Mining					    513,897        557,561
  Depreciation and amortization			    373,920 	   284,597
  General and administrative			    584,703 	   416,451
  Interest expense				     16,520 	        --
     Total costs and expenses			  6,050,674 	 4,762,060

Income from operations before income taxes	  1,129,063 	   297,602

Income taxes (Note 2)				    382,324 	     1,547

Net income					    746,739 	   296,055

Preferred stock dividends			      5,939 	     5,939

Income available to common stockholders		   $740,800 	  $290,116

Basic and diluted earnings per
  share of common stock (Note 3)	              $0.03    	     $0.01

Weighted average common shares and equivalents
  used in the calculations of earnings per share
     Basic					 26,891,770 	26,854,748
     Diluted					 27,538,202 	27,908,846
See accompanying notes to consolidated financial statements


                            THE GOLDFIELD CORPORATION
                                and Subsidiaries

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

         		                                             Three Months Ended
		                                                          March 31,
		                                                     2001 	       2000
Cash flows from operating activities
  Net income		                                        $  746,739        $  296,055
Adjustments to reconcile net income to net
  cash used in operating activities
  Depreciation and amortization		                           373,920 	     284,597
  Deferred income taxes		                                   318,000 	          --
  Gain on sale of property and equipment	                   (16,010)	     (42,121)
  Gain on disposition of land held for sale	                   (95,523)	     (30,418)
  Cash provided from (used by) changes in
    Accounts receivable and accrued billings	                   100,212          (304,569)
    Inventories		                                            (5,544)	     (28,928)
    Costs and estimated earnings in excess
      of billings on uncompleted contracts	                  (649,645)       (1,346,432)
    Income taxes recoverable		                            39,256           (11,000)
    Prepaid expenses and other current assets	                   250,782           (85,481)
    Accounts payable and accrued liabilities	                  (489,527)	    (147,702)
    Billings in excess of costs and estimated
      earnings on uncompleted contracts		                     5,263 	     (26,213)
    Income taxes payable		                            19,725 	     (71,639)
        Net cash provided by (used in)
          operating activities		                           597,648        (1,513,851)

Cash flows from investing activities
  Proceeds from the disposal of
    property and equipment		                            19,500 	      89,550
  Proceeds from notes receivable		                    23,224 	      21,237
  Purchases of property and equipment		                  (836,552)       (1,443,280)
  Purchases of land held for sale		                  (292,858)	          --
  Purchase of properties held for development	                  (429,791)               --
  Proceeds from sale of land held for sale	                    26,988 	      45,324
  Life insurance proceeds		                         2,000,000  	          --
  Cash surrender value of life insurance		             6,231 	          --
    Net cash used by investing activities	                   516,742        (1,287,169)

Cash flows from financing activities
  Proceeds from the exercise of stock options	                   124,614                --
  Payments of preferred stock dividends		                    (5,939)	      (5,939)
      Net cash provided from (used by)
        financing activities		                           118,675 	      (5,939)

Net increase (decrease) in cash and cash equivalents             1,233,065        (2,806,959)
Cash and cash equivalents at beginning of period                 3,181,948         5,719,163
Cash and cash equivalents at end of period	               $ 4,415,013       $ 2,912,204

Supplemental disclosure of cash flow information:
  Interest paid		                                       $    10,289 	          --
  Income taxes paid		                               $     5,342       $    84,187

Supplemental disclosure of non-cash investing activities:
  Notes receivable in partial payment for land held for sale   $    93,300 	 $   165,226

See accompanying notes to consolidated financial statements


                           THE GOLDFIELD CORPORATION
                                and Subsidiaries

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


Note 1 - Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. However, the balance sheet as of December 31, 2000, was derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.

Note 2 - Income Taxes

The income tax provisions consisted of the following:

                            Three Months Ended
                                 March 31,
                            2001           2000
Current
  Federal                $14,000         $   --
  State                   50,324          1,547
                          64,324          1,547
Deferred
  Federal                269,000             --
  State                   49,000             --
                         318,000             --
Total                   $382,324         $1,547

The effective income tax rates were 34% and 0.5% for the three months ended March 31, 2001 and 2000, respectively. The effective income tax rate for the three months ended March 31, 2000 was lower than expected due to the decrease in the valuation allowance for deferred tax assets. At March 31, 2001, the Company had tax net operating loss carryforwards of approximately $3,700,000 available to offset future regular taxable income, which, if unused, will expire from 2001 through 2018.

For the three months ended March 31, 2001 and 2000, the Company decreased the valuation allowance by $128,000 and $144,000, respectively.

Note 3 - Basic and Diluted Earnings Per Share of Common Stock

Basic earnings per common share, after deducting dividend requirements on the Company's Series A 7% Voting Cumulative Convertible Preferred Stock ("Series A Stock") of $5,939 in each of the three month periods ended March 31, 2001 and 2000, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended March 31, 2001 and 2000. Diluted earnings per share includes additional dilution from potential common stock, such as stock options outstanding or the conversion of preferred shares to common shares.

Note 4 - Business Segment Information

The Company is primarily involved in two business segments, mining and electrical construction. There were no material amounts of sales or transfers between segments and no material amounts of export sales.

The following table sets forth certain segment information for the periods indicated. Any intersegment sales have been eliminated.

                                            Three Months Ended
                                                 March 31,
                                            2001             2000
Sales from operations to
  unaffiliated customers
    Electrical construction              $6,450,996      $4,195,421
    Mining                                  544,886         723,901
Total                                    $6,995,882      $4,919,322

Gross profit
  Electrical construction                $1,596,574      $  489,537
  Mining                                    (30,943)        102,176
Total gross profit                        1,565,631         591,713

Interest and other
  income, net                               183,855         140,340
Interest expense                            (16,520)             --
General corporate expenses                 (603,903)       (434,451)
  Income from operations
    before income taxes                  $1,129,063      $  297,602

The following table sets forth certain segment information as of the dates indicated:

	                                  March 31,	  December 31,
                                            2001             2000
Identifiable assets
  Electrical construction                $11,499,661     $10,995,872
  Mining                                   3,042,976       2,731,748
  Corporate                                6,077,655       6,501,335
Total                                    $20,620,292     $20,228,955

Note 5 - New Accounting Pronouncements

Statement 133 - Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. As the Company does not hold derivative instruments or engage in hedging activities, the adoption of this statement did not have a material impact on the Company's consolidated financial statements. The Company implemented Statement 133 in the first quarter of 2001.

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in any documents we may incorporate by reference into this Quarterly Report on Form 10-Q. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate,"

"believe," "estimate," "plan," and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may effect our results include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electric construction field, including intensification of price competition; the availability of skilled construction labor; and, in connection with our real estate projects, general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

Results of Operations - Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

Net Income
The Company had net income of $746,739 for the three months ended March 31, 2001, compared to net income of $296,055 for the three months ended March 31, 2000. This increase was primarily attributable to electrical construction operations. Net income for the three months ended March 31, 2001 and 2000 included an income tax expense of $382,234 and $1,547, respectively.

Revenues
Total revenues for the three months ended March 31, 2001 were $7,179,737, compared to $5,059,662 for the three months ended March 31, 2000. The 42% increase in total revenues for 2001 was primarily attributable to electrical construction revenue.

Electrical construction revenue increased by 54% in the three months ended March 31, 2001 to $6,450,996 from $4,195,421 for the three months ended March 31, 2000. This increase for 2001 was primarily attributable to an increase in transmission line construction that had been delayed in the last quarter of 2000 due to inclement weather.

Revenue from mining operations decreased by 25% to $544,886 for the three months ended March 31, 2001 from $723,901 for the three months ended March 31, 2000. This decrease was primarily attributable to revenue from a single construction aggregate project that was completed during the second quarter of 2000.

Operating Results
Electrical construction operations had an operating profit of $1,596,574 in the three months ended March 31, 2001, compared to an operating profit of $489,537 during the three months ended March 31, 2000. The increase in operating results in 2001 was primarily due to transmission line construction as noted above. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At March 31, 2001, the approximate value of uncompleted contracts was $7,000,000, compared to $15,000,000 at March 31, 2000.

During the three months ended March 31, 2001, the operating loss from mining operations was $30,943 compared to an operating profit of $102,176 during the three months ended March 31, 2000. This decrease was primarily due to earnings included in the results for 2000 from the single construction aggregate project referred to above.

St. Cloud Mining Company, a wholly owed subsidiary of the Company, sold 4,401 tons of natural zeolite during the three months ended March 31, 2001, compared to 4,201 tons during the three months ended March 31, 2000.

Other Income
Other income for the three months ended March 31, 2001 was $183,855, compared to $140,340 in the three months ended March 31, 2000. The increase in other income for 2001 was primarily a result of income earned on the sale of a portion of the surplus real estate acquired by the Company's mining operations in New Mexico during the first quarter of 2001.

Costs and Expenses
Total costs and expenses, and the components thereof, increased to $6,050,674 for the three months ended March 31, 2001 from $4,762,060 for the three months ended March 31, 2000, primarily as a result of the increased electrical construction costs.

Electrical construction costs were $4,561,634 and $3,503,451 in the three months ended March 31, 2001 and 2000, respectively. The increase in costs for 2001 was attributable to increased transmission line construction as noted above.

Mining costs were $513,897 for the three months ended March 31, 2001, compared to $557,561 in the three months ended March 31, 2000. A decrease in construction projects and their related costs more than offset an increase in zeolite production costs.

Depreciation and amortization was $373,920 in the three months ended March 31, 2001, compared to $284,597 in the three months ended March 31, 2000. The increase in depreciation and amortization expenses for 2001 was primarily a result of recent capital expenditures, most of which have occurred in the company's electrical construction segment.

General corporate expenses of the Company increased to $603,903 in the three months ended March 31, 2001, from $434,451 in the three months ended March 31, 2000 as a result of increased professional fees due to a threatened proxy solicitation contest.

                     Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2001 were $4,415,013 as compared to $3,181,948 as of December 31, 2000. The increase in cash was primarily the result of $2,000,000 of life insurance proceeds received from a key-man life insurance policy during the first quarter of 2001. Working capital at

March 31, 2001 was $8,234,450, compared to $8,275,941 at December 31, 2000.
The Company's ratio of current assets to current liabilities increased to
6.8 to 1 at March 31, 2001, from 5.4 to 1 at December 31, 2000.

During March 2001, the Company received proceeds of $124,614 from the exercise of 569,665 stock options by certain executive officers and other key employees of the Company. The options were exercisable at $0.21875 per share, the fair market value of the Common Stock at the date of the grant.

The Company does not enter into financial instruments for trading purposes. Financial instruments entered into for other than trading purposes consist principally of cash and cash equivalents with limited market risk sensitivity.

The Company paid cash dividends on its Series A Preferred Stock in the amount of $5,939 in each of the three months ended March 31, 2001 and 2000. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Pursuant to an unsecured line of credit agreement entered into on October 30, 2000 between the Company and SunTrust Bank of Central Florida, N.A. ("SunTrust") (guaranteed by the Company's electrical construction subsidiary, Southeast Power Corporation), the Company may borrow up to $3,000,000 at the bank's prime rate of interest. This credit line expires May 31, 2001, at which time the Company expects to renew it for an additional year. One hundred thousand dollars of this line of credit has been reserved for a standby letter of credit. This line of credit replaces the previous line of credit agreement between Southeast Power Corporation and SunTrust. During the first quarter of 2001, the Company borrowed and repaid $500,000 under this line of credit. No borrowings were outstanding under the previous or current line of credit at March 31, 2001 or during the year ended December 31, 2000.

The Company's capital expenditures for the three months ended March 31, 2001 decreased to $836,552 from $1,443,280 for the three months ended March 31, 2000. This decrease in the level of capital expenditures was primarily due to lower expenditures in the Company's electrical construction segment.

In addition, the Company has expanded its real estate operations to include development of small, high-end condominium projects. To date, the Company has purchased three waterfront sites for development near Cocoa Beach, Florida. The plans contemplate one twelve unit and one six unit project. The plans for the third site have not yet been finalized. As of March 31, 2001, the Company had expended $1,299,919 in land acquisition and development costs on these three sites (two oceanfront and one riverfront). Development and construction is expected to take approximately two years per project. Construction financing is expected to be secured through conventional real estate project financing. The Company does not intend to proceed with the development of a project unless it has sales contracts sufficient to cover most of that project's projected costs. No construction contracts have yet been negotiated.

                    New Accounting Pronouncements

Statement 133 - Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. As the Company does not hold derivative instruments or engage in hedging activities, the adoption of this statement did not have a material impact on the Company's consolidated financial statements. The Company implemented Statement 133 in the first quarter of 2001.

SEC Staff Accounting Bulletin Number 101 - Revenue Recognition in Financial Statements. As we have historically made a practice of recognizing revenue in accordance with the provisions of this bulletin, we do not anticipate that the adoption of the bulletin will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided in the Company's December 31, 2000 consolidated financial statements.

                      PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

A lawsuit has been filed against Southeast Power Corporation, a wholly owned subsidiary of the Company, as a result of an accident involving a company owned vehicle in which a passenger was seriously injured. Although the Company cannot estimate with certainty its ultimate liability, if any, it believes it has adequate insurance to cover any damages awarded.

Item 6.	Exhibits and Report on Form 8-K

(a)	Exhibits in accordance with the provisions of Item 601 of
        Regulation S-K

	None.

(b)	Reports on Form 8-K

        A report on Form 8-K was filed on February 22, 2001 regarding recent company developments, including entering into an agreement to purchase 3,100 acres of land in Sierra County, New Mexico and receiving insurance proceeds from a key-man life insurance policy.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 		               THE GOLDFIELD CORPORATION
                                    (Registrant)


Date:	May 10, 2001	              /s/ John H. Sottile
		                     (John H. Sottile)
		                     Chairman of the Board of Directors,
                                     President, Chief Executive Officer
                                     and Director


	                             /s/ Stephen R. Wherry
	                            (Stephen R. Wherry)
	                            Vice President, Treasurer and
	                            Chief Financial Officer