Form 10-Q
period 2001-06-30
GOLDFIELD CORP
filed 2001-08-14
CIK 42316

			PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
			       THE GOLDFIELD CORPORATION
                                   and Subsidiaries
<caption>                            (unaudited)
                              CONSOLIDATED BALANCE SHEETS

       	                                         June 30,             December 31,
<s>				                    2001	         2000
ASSETS
Current assets			                <c>		      <c>
  Cash and cash equivalents	                $5,797,945             $3,181,948
  Accounts receivable and accrued billings	 2,982,638              2,608,808
  Insurance proceeds receivable                         --	        2,000,000
  Current portion of notes receivable               39,414                 42,531
  Inventories 			                   372,386 	          365,308
  Costs and estimated earnings in excess of
    billings on uncompleted contracts              191,076                981,514
  Recoverable income taxes		            21,743	           55,999
  Deferred income taxes (Note 2)		   187,000	          164,000
  Prepaid expenses and other current assets	   514,285	          749,886
    Total current assets		        10,106,487             10,149,994
Property, buildings and equipment, net           6,313,415              6,201,675
Notes receivable, less current portion	           312,232 	          225,680
Deferred charges and other assets
  Deferred income taxes (Note 2)	         1,976,000 	        2,211,000
  Land and land development costs                1,315,775                870,128
  Land held for sale		                   458,971 	          250,135
  Cash surrender value of life insurance	   302,579 	          320,343
  Other assets	                                    53,214                     --
    Total deferred charges and other assets	 4,106,539 	        3,651,606
Total assets				       $20,838,673            $20,228,955
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities     $ 1,500,028            $ 1,768,495
  Billings in excess of costs and estimated
    earnings on uncompleted contracts	           287,886 	           93,906
  Current portion of deferred gain on
    installment sales                                9,774                 11,652
  Income taxes payable (Note 2)		            40,402 	               --
    Total current liabilities		         1,838,090 	        1,874,053

Deferred gain on installment sales,
  less current portion                              38,031 	           44,096
Total liabilities			         1,876,121 	        1,918,149
Stockholders' equity
  Preferred stock, $1 par value per share,
    5,000,000 shares authorized; issued and
    outstanding 339,407 shares of Series A
    7% voting cumulative convertible stock
    (Note 3)	                          	   339,407                339,407
  Common stock, $.10 par value per share,
    40,000,000 shares authorized; issued and
    outstanding 27,441,771 shares in 2001 and	 2,744,177 	        2,687,211
    26,872,106 in 2000
  Capital surplus 			        18,437,508 	       18,369,860
  Accumulated deficit			        (2,539,820)	       (3,066,952)
    Total				        18,981,272 	       18,329,526
  Less common stock in treasury, 17,358
    shares, at cost			            18,720 	           18,720
    Total stockholders' equity		        18,962,552 	       18,310,806
Total liabilities and stockholders' equity     $20,838,673            $20,228,955


See accompanying notes to consolidated financial statements

                                THE GOLDFIELD CORPORATION
                                   and  Subsidiaries
                          CONSOLIDATED STATEMENTS OF OPERATIONS

					(Unaudited)
			                Three Months Ended	  Six Months Ended
			                     June 30,		      June 30,
                                      2001	    2000          2001	     2000
Revenue		                 <c>	      <c>          <c>          <c>
  Electrical construction        $4,618,111   $7,610,743   $11,069,107  $11,806,164
  Mining		            428,883      793,614       973,769    1,517,515
  Other income, net	            246,139 	 106,788       429,994      247,128
    Total revenue	          5,293,133    8,511,145    12,472,870   13,570,807

Costs and expenses
  Electrical construction         3,946,763    6,181,511     8,508,397    9,684,962
  Mining		            416,064      692,868       929,961    1,250,429
  Depreciation and amortization     383,660	 297,201       757,580      581,798
  Impairment recovery	                 --	 (30,418)           --      (30,418)
  General and administrative        833,165 	 947,839     1,417,868    1,364,290
  Interest expense		     11,533	   3,360        28,053        3,360
    Total costs and expenses      5,591,185    8,092,361    11,641,859   12,854,421

(Loss) income from operations
  before income taxes	           (298,052)	 418,784       831,011      716,386

Income taxes (benefit) (Note 2)	    (90,324)	(663,391)      292,000     (661,844)

(Loss) net income	           (207,728)   1,082,175       539,011    1,378,230

Preferred stock dividends             5,940        5,940        11,879       11,879

(Loss) income available to
   common stockholders           $ (213,668) $ 1,076,235    $  527,132  $ 1,366,351

Basic and diluted (loss) earnings per
  share of common stock (Note 4) $    (0.01) $      0.04    $     0.02  $      0.05

Weighted average common shares and
  equivalents used in the calculations of
  (loss) earnings per share
     Basic	                  27,424,413  26,854,748    27,159,563  26,854,748
     Diluted	                  27,424,413  27,911,275    27,806,579  27,909,179

See accompanying notes to consolidated financial statements

                               THE GOLDFIELD CORPORATION							and Subsidiaries					<caption>
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

<caption>			            Three Months Ended    Six Months Ended
		                                June 30,	       June 30,
<s>		                           2001  	2000	     2001       2000
Cash flows from operating activities  <c>	   <c>          <c>        <c>
  Net (loss) income		      $(207,728) $1,082,175    $539,011  $1,378,230
Adjustments to reconcile net (loss) income to net
  cash used in operating activities
    Depreciation and amortization       383,660     297,201     757,580     581,798
    Deferred income taxes	       (106,000)   (722,000)    212,000    (722,000)
    Gain on sale of property and
      equipment	                         (7,000)    (38,150)    (23,010)    (80,271)
    Gain on disposition of land held
      for sale	                       (167,084)     (2,924)   (262,607)    (33,342)
    Other assets		        (53,214)    (93,500)    (53,214)    (93,500)
    Cash provided from (used by) changes in
      Accounts receivable and
        accrued billings	       (474,042)   (563,131)   (373,830)   (867,700)
      Inventories                        (1,534)     57,277      (7,078)     28,349
      Costs and estimated earnings in excess
        of billings on uncompleted
        contracts	              1,440,083    (455,294)    790,438  (1,801,726)
      Recoverable income taxes	         (5,000)     (5,175)     34,256     (16,175)
      Prepaid expenses and other
        current assets	                (15,181)    (62,129)    235,601    (147,610)
      Accounts payable and accrued
        liabilities	                221,060   1,418,512    (268,467)  1,270,810
      Billings in excess of costs and
        estimated earnings on uncompleted
        contracts	                188,717      62,285     193,980      36,072
      Income taxes payable               20,677      18,218      40,402     (53,421)
        Net cash provided by (used in)
          operating activities        1,217,414     993,365  1 ,815,062    (520,486)

Cash flows from investing activities
  Proceeds from the disposal of
    property and equipment               17,991      38,150      37,491     127,700
  Expenditures for land and
    land development costs	        (15,856)         --    (445,647)         --
  Proceeds from notes receivable         21,301      11,697      44,525      32,934
  Purchases of property and equipment   (47,249)   (710,324)   (883,801) (2,153,604)
  Purchase of land held for sale        (35,497)         --    (328,355)         --
  Proceeds from sale of land
    held for sale		        219,235          --     246,223      45,324
  Life insurance proceeds	             --          --   2,000,000          --
  Cash surrender value of life
    insurance		                 11,533      498,311     17,764     498,311
      Net cash provided by (used in)
        investing activities            171,458     (162,166)   688,200  (1,449,335)

Cash flows from financing activities
  Proceeds from the exercise of
    stock options	                     --	          --    124,614         --
  Payments of preferred stock
    dividends		                 (5,940)      (5,940)   (11,879)    (11,879)
  Net cash provided by (used in)
    financing activities	         (5,940)      (5,940)   112,735     (11,879)

Net increase (decrease) in cash
  and cash equivalents                1,382,932      825,259  2,615,997  (1,981,700)
Cash and cash equivalents at
  beginning of period	              4,415,013    2,912,204  3,181,948   5,719,163
Cash and cash equivalents at
  end of period	                     $5,797,945   $3,737,463 $5,797,945  $3,737,463

Supplemental disclosure of cash flow information:
  Interest paid	                             --           -- $   10,289          --
  Income taxes paid		             --   $   45,565 $    5,342  $  129,752

Supplemental disclosure of non-cash investing activities:					    Notes receivable in partial payment for
        land held for sale	     $   34,660   $   13,500 $  127,960  $  178,726

See accompanying notes to consolidated financial statements

                           THE GOLDFIELD CORPORATION
                               and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001



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

Note 2 - Income Taxes

The income tax provisions (benefits) consisted of the following:

	                   Three Months Ended         Six Months Ended
	                       June 30,                   June 30,
	                     2001        2000           2001         2000
Current                  <c>             <c>            <c>          <c>
  Federal                 $  (5,000)     $     --       $  9,000     $     --
  State                      20,676        58,609         71,000        60,156
                             15,676        58,609         80,000        60,156
Deferred
  Federal                   (98,000)     (608,000)       171,000      (608,000)
  State                     ( 8,000)     (114,000)        41,000      (114,000)
                           (106,000)     (722,000)       212,000      (722,000)
Total                      $(90,324)    $(663,391)      $292,000     $(661,844)

The effective income tax rates were 35% and (92)% for the six months ended June 30, 2001 and 2000, respectively.
The effective income tax rate for the six months ended
June 30, 2000 was lower than expected primarily due to the decrease in the valuation allowance for deferred tax assets. The effective income tax rates were (30)% and
(158)% for the three months ended June 30, 2001 and 2000, respectively. The effective income tax rate for the three months ended June 30, 2000 was lower than expected primarily due to the decrease in the valuation allowance for deferred tax assets.

The valuation allowance was previously established as a reserve against deferred tax assets based on managements assessment of the future realization of those deferred tax assets. For the six months ended
June 30, 2001 and 2000, the Company decreased the valuation allowance for deferred tax assets by $128,000 and $1,274,000, respectively. For the three months ended
June 30, 2000, the Company decreased the valuation allowance by $1,130,000. The valuation allowance was unchanged for the three months ended June 30, 2001.
At June 30, 2001, the Company had tax net operating loss carryforwards of approximately $3,900,000 available to offset future regular taxable income, which, if unused, will expire from 2001 through 2018.

Note 3 - Preferred Stock

All 339,407 shares of the Company's Series A 7% Voting
Cumulative Convertible Preferred Stock
("Series A Preferred Stock") were redeemed on
July 20, 2001 at a redemption price of $1.00 per share.

Note 4 - Basic and Diluted (Loss) Earnings Per Share of
Common Stock

Basic (loss) earnings per common share, after deducting dividend requirements on the Company's Series A
Preferred Stock of $11,879 in each of the six month periods ended June 30, 2001 and 2001, and $5,940 for each of the three month periods ended June 30, 2001 and 2000, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended
June 30, 2001 and 2000. Common shares issuable on conversion of Series A Stock are not considered in the diluted earnings per share calculation because their inclusion would be anti-dilutive.

Note 5 - Business Segment Information

The Company is mainly involved in two business segments, mining and electrical construction. There were no material amounts of sales or transfers between segments and no material amounts of export sales.

The following table sets forth certain segment information for the periods indicated. Any intersegment sales have been eliminated.

			                     Three Months Ended
		                                   June 30,
<s>                                            2001               2000
Sales from operations to
unaffiliated customers                     <c>               <c>
  Electrical construction                  $ 4,618,111       $  7,610,743
  Mining                                       428,883            793,614
Total                                        5,046,994       $  8,404,357

Gross profit
  Electrical construction                  $   369,225       $  1,216,434
  Mining                                       (49,518)            64,822
Total gross profit                             319,707          1,281,256

Interest and other income, net                 246,139            106,788
Interest expense                               (11,533)            (3,360)
General corporate expenses                    (852,365)          (965,900)
Income from operations before
  income taxes                             $  (298,052)      $    418,784

                                                Six Months Ended
                                                    June 30,
<s>			                      2001                 2000
Sales from operations to
  unaffiliated customers                  <c>                <c>
    Electrical construction               $11,069,107        $ 11,806,164
    Mining                                    973,769           1,517,515
Total                                     $12,042,876        $ 13,323,679

Gross profit
  Electrical construction                 $ 1,965,799        $  1,705,971
  Mining                                      (80,461)            166,998
Total gross profit                          1,885,338           1,872,969
Interest and other
  income, net                                 429,994             247,128
Interest expense                              (28,053)             (3,360)
General corporate expenses                 (1,456,268)         (1,400,351)

Income from operations before
  income taxes                            $   831,011        $    716,386

Gross profit is total operating revenue less operating expenses. Gross profit excludes general corporate expenses, interest expense, interest income and income taxes. Impairment losses and recoveries are included in the calculations of gross profit for the mining segment. Identifiable assets by industry are used in the operations of each industry.

The following table sets forth certain segment information as of the dates indicated:

                                             June 30,          December 31,
<s>		                              2001                 2000
Identifiable assets                       <c>                <c>
  Electrical construction                 $10,946,887        $10,995,872
  Mining                                    2,999,726          2,731,748
  Corporate                                 6,892,060          6,501,335
Total                                     $20,838,673        $20,228,955

Note 6 - New Accounting Pronouncements

In June 2001, the Financial Accounting Standard
Board ("FASB") issued Financial Accounting
Standards ("SFAS") No. 141 "Business Combinations."
This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB")
Opinion No. 16.  Business Combinations, and FASB
Statement No. 38, Accounting for Preaquisition
Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method.
The provisions of this Statement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In June 2001, FASB issued SFAS No. 142 "Goodwill and
Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes
APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This
Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial portion or results of the operations of the Company.

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
Condition and Results of Operations.

Results of Operations - Six Months Ended June 30, 2001
Compared to Six Months Ended June 30, 2000.

Net Income
The Company had net income before income taxes of $831,011 for the six months ended June 30, 2001, compared to net income before income taxes of $716,386 for the six months ended
June 30, 2000. The Company had net income of $539,011 for the six months ended June 30, 2001, compared to net income of $1,378,230 for the six months ended June 30, 2000. The decrease in net income after income taxes was primarily due to the change in the income tax expense (benefit) between 2001 and 2000. The income tax expense for the six months ended
June 30, 2001 was $292,000 compared to an income tax benefit of $661,844 for the six months ended June 30, 2000. The income tax benefit for the 2000 period was largely a result of a decrease in the valuation allowance for deferred tax assets.

Revenues
Total revenues for the six months ended June 30, 2001 were $12,472,870, compared to $13,570,807 for the six months ended June 30, 2000. This decrease was attributable to lower revenues in both the electrical construction and mining operations.

Electrical construction revenue decreased by 6% in the six months ended June 30, 2001 to $11,069,107 from $11,806,164 for the six months ended June 30, 2000. Decreases in fiber optic construction were not offset by increases in transmission line construction.

Revenue from mining operations decreased 36% to $973,769 for the six months ended June 30, 2001 from $1,517,515 for the six months ended June 30, 2000. This decrease was mostly attributable to a decrease in various land reclamation and construction aggregate projects.

Operating Results
Electrical construction operations had an operating profit of $1,965,799 in the six months ended June 30, 2001, compared to an operating profit of $1,705,971 during the six months ended June 30, 2000. Operating profit was higher for the six months ended June 30, 2001 due primarily to increased margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At June 30, 2001, the approximate value of uncompleted contracts was $15,000,000, compared to $7,200,000 at June 30, 2000.

During the six months ended June 30, 2001, the operating results from mining operations decreased to an operating loss of $80,461 from an operating profit of $166,998 during the six months ended June 30, 2000. This decrease in operating results in 2001 was mainly due to a single construction aggregate project that was completed during the second quarter of 2000. The operating results from mining included depreciation expense of $124,270 during the six months ended June 30, 2001, compared to $130,505 during the six months ended June 30, 2000.

St. Cloud Mining Company, a wholly owed subsidiary of the Company ("St. Cloud"), sold 8,448 tons of natural zeolite during the six months ended June 30, 2001, compared to 8,987 tons during the six months ended June 30, 2000.

Other Income
Other income for the six months ended June 30, 2001 was $429,994, compared to $247,128 in the six months ended
June 30, 2000. The increase in other income for 2001 was largely a result of income earned on sales of portions of the surplus real estate acquired by the Company's mining operations in New Mexico during the first quarter of 2001.

Costs and Expenses
Total costs and expenses, and the components thereof, decreased to $11,641,859 for the six months ended
June 30, 2001 from $12,854,421 for the six months ended June 30, 2000, primarily as a result of decreased electrical construction costs.

Electrical construction costs were $8,508,397 and $9,684,962 in the six months ended June 30, 2001 and 2000, respectively. The decrease in costs for the 2001 period was mostly attributable to a decrease in subcontract costs.

Mining costs were $929,961 for the six months ended
June 30, 2001, compared to $1,250,429 in the six months ended June 30, 2000. This decrease was mainly attributable to a decrease in construction projects.

Depreciation and amortization was $757,580 in the six months ended June 30, 2001, compared to $581,798 in the six months ended June 30, 2000. The increase in depreciation and amortization for 2001 was largely a result of recent capital expenditures, most of which have occurred in the company's electrical construction segment.

General corporate expenses of the Company increased slightly to $1,456,268 in the six months ended June 30, 2001, from $1,400,351 in the six months ended June 30, 2000. General corporate expenses for the six months ended
June 30, 2001 included approximately $450,000 of additional expenses related to the proxy solicitation battle in connection with the Company's 2001 annual meeting. During the six months ended June 30, 2000, general corporate expenses included a $425,311 net expense related to payments made under Cancellation and Release Agreements pursuant to which the Company's Employee Benefit
Agreements were terminated.

Results of Operations - Three Months Ended June 30, 2001
Compared to Three Months Ended June 30, 2000.

Net (Loss) Income
The Company incurred a net loss before income taxes of $298,052 for the three months ended June 30, 2001, compared to net income before income taxes of $418,784 for the three months ended June 30, 2000. The Company incurred a net loss of $207,728 for the three months ended
June 30, 2001, compared to net income of $1,082,175 for the three months ended June 30, 2000. The decrease in net income after income taxes was primarily due to the change in the income tax benefit between 2001 and 2000.
The income tax benefit for the three months ended June 30, 2001 was $90,324 compared to an income tax benefit of $663,391 for the three months ended June 30, 2000.
The income tax benefit for the 2000 period was largely a result of a decrease in the valuation allowance for deferred tax assets.

Revenues
Total revenues for the three months ended June 30, 2001 were $5,293,133, compared to $8,511,145 for the three months ended June 30, 2000. This decrease was mostly attributable to lower electrical construction revenue.

Electrical construction revenue decreased by 39% in the three months ended June 30, 2001 to $4,618,111 from $7,610,743 for the three months ended June 30, 2000. This decrease was largely attributable to a decrease in transmission line and fiber optic construction.

Revenue from mining operations decreased by 45% to $428,883 for the three months ended June 30, 2001 from $793,614 for the three months ended June 30, 2000. This decrease in 2001 was mainly due to a single construction aggregate project that was completed during the second quarter of 2000.

Operating Results
Electrical construction operations had an operating profit of $369,225 in the three months ended June 30, 2001, compared to an operating profit of $1,216,434 during the three months ended June 30, 2000. Operating profit was lower for the three months ended June 30, 2001 as compared to the three months ending June 30, 2000 mainly due to decreased transmission line construction.

During the three months ended June 30, 2001, the operating loss from mining operations was $49,518 compared to an operating profit of $64,822 during the three months ended
June 30, 2000. This decrease in operating results in 2001 was mostly due to a single construction aggregate project that was completed during the second quarter of 2000.
The operating results from mining included depreciation expense of $62,338 during the three months ended June
30, 2001, compared to $66,341 during the three months ended June 30, 2000.

St. Cloud sold 4,047 tons of natural zeolite during the three months ended June 30, 2001, compared to 4,786 tons during the three months ended June 30, 2000.

Other Income
Other income for the three months ended June 30, 2001 was $246,139, compared to $106,788 in the three months ended June 30, 2000. The increase in other income for 2001 was largely a result of income earned on sales of portions of the surplus real estate acquired by the Company's mining operations in New Mexico during the first quarter of 2001.

Costs and Expenses
Total costs and expenses, and the components thereof, decreased to $5,591,185 for the three months ended
June 30, 2001 from $8,092,361 for the three months ended June 30, 2000, primarily as a result of the decreased electrical construction costs.

Electrical construction costs were $3,946,763 and $6,181,511 in the three months ended June 30, 2001 and 2000, respectively.
The decrease in costs in 2001 was mostly attributable to a decrease in subcontract costs.

Mining costs decreased to $416,064 for the three months ended
June 30, 2001, compared to $692,868 in the three months ended
June 30, 2000, mainly as a result of a decrease in construction projects.

Depreciation and amortization was $383,660 in the three months ended June 30, 2001, compared to $297,201 in the three months ended June 30, 2000. The increase in depreciation and amortization expenses for 2001 was primarily a result of recent capital expenditures, most of which have occurred in the company's electrical construction segment.

General corporate expenses of the Company decreased to $852,365 in the three months ended June 30, 2001, from $965,900 in the three months ended June 30, 2000. General corporate expenses for the three months ended June 30, 2001 included approximately $355,000 of additional expenses related to the previously mentioned proxy solicitation battle, in addition to approximately $95,000 of such expenses incurred in the first quarter of 2001. During the three months ended June 30, 2000, general corporate expenses included a $425,311 net expense related to cancellation of the Company's Employee Benefit Agreements as previously mentioned.


            Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2001 were $5,797,945 as compared to $3,181,948 as of December 31, 2000. The increase in cash was mostly the result of $2,000,000 of life insurance proceeds received from a key-man life insurance policy during the first quarter of 2001. Working capital at June 30, 2001 was $8,268,397 compared to $8,275,941 at
December 31, 2000. The Company's ratio of current assets to current liabilities was 5.5% at June 30, 2001, compared to 5.4% at December 31, 2000.

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

The Company paid cash dividends on its Series A Preferred Stock in the amount of $11,879 in each of the six months ended June 30, 2001 and 2000. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

On June 19, 2001, the Board of Directors of the Company, in accordance with the Restated Certificate of Incorporation, voted to redeem its Series A Preferred Stock. All 339,407 shares of Series A Preferred Stock were redeemed on July
20, 2001 for $1 per share, or $339,407.

Pursuant to an unsecured line of credit agreement between the Company and SunTrust Bank of Central Florida, N.A. ("SunTrust") (guaranteed by the Company's subsidiary, Southeast Power Corporation), the Company may borrow up to $3,000,000 at the bank's prime rate of interest. This credit line expires April 30, 2002, at which time the Company expects to renew it for an additional year. One hundred thousand dollars of this line of credit has been reserved for a standby letter of credit. Currently, there are no borrowings outstanding under this new line of credit.

The Company's capital expenditures for the six months ended June 30, 2001 decreased to $883,801 from $2,153,604 for the six months ended June 30, 2000.
This decrease in the level of capital expenditures was attributable to decreased expenditures at the Company's electrical construction segment.

In addition, the Company has expanded its real estate operations to include development of small, high-end condominium projects. To date, the Company has purchased three waterfront sites for development near
Cocoa Beach, Florida. The plans contemplate one twelve unit and one six unit project. The plans for the third site have not yet been finalized. As of June 30, 2001, the Company had expended $1,315,775 in land acquisition and development costs on these three sites
(two oceanfront and one riverfront). Project acquisition, development and construction is expected to take approximately two years per project. The Company does not intend to proceed with the development of a project unless it has sales contracts sufficient to cover most of that project's projected costs. During July 2001, the Company entered into a construction contract and commenced construction on the first condominium project. Construction financing was secured through conventional real estate project financing subsequent to June 30, 2001.
The project is expected to be completed in approximately ten months.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standard Board
("FASB") issued Financial Accounting Standards ("SFAS")
No. 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB")
Opinion No. 16.  Business Combinations, and FASB
Statement No. 38, Accounting for Preaquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In June 2001, FASB issued SFAS No. 142 "Goodwill and
Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial portion or results of the operations of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market
Risk

There were no material changes in the information provided in the Company's December 31, 2000 consolidated financial statements.


Item 4.  Submission of Matters of a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on June 19, 2001.

(c) At the Annual Meeting of Stockholders, the stockholders voted to elect the following 6 directors to the board of directors.
 Set forth below are the votes cast in the election of directors:


                                                    For
Harvey C. Eads, Jr.		                21,298,974
John P. Fazzini		                        21,303,284
Danforth E. Leitner		                21,493,407
Al Marino			                21,658,482
Dwight W. Severs		                21,297,972
John H. Sottile		                        21,643,201

In addition, the following three persons solicited votes in an unsuccessful effort to be elected to the board of directors.
Set forth below are the votes cast in the election of directors for these individuals:

<caption>			                      For
Aaron Brown		                            250
Deborah Pastor		                            250
Sam Rebotsky		                     10,388,250

The Stockholders also voted upon the proposal to amend the Company's Restated Certificate of Incorporation to eliminate cumulative voting in the election of directors. The affirmative vote of a majority of outstanding shares of the Company's
Common Stock and Series A Preferred Stock voting together was required to approve such amendment. Although the vast majority of votes cast favored the adoption of such amendment, it failed to receive the required absolute majority of all outstanding shares. The results of the votes cast for this proposal are as follows:

		                           Shares Voted
For	     		                 12,006,271
Against			 	          3,433,170
Abstain			   	            294,023


The Stockholders also voted to approve the appointment of KPMG LLP as Independent Certified Public Accountants.
Votes cast in favor were 23,230,515, against were 991,710 and withheld were 142,682.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K

No Current Report on Form 8-K was filed during the quarter ended June 30, 2001.

                       SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		       THE GOLDFIELD CORPORATION
	                    (Registrant)


Date:  August 14, 2001	 /s/ Stephen R. Wherry
		        (Stephen R. Wherry)
	                Vice President, Treasurer and
	                Chief Financial Officer