Form 10-Q
period 2001-09-30
GOLDFIELD CORP
filed 2001-11-14
CIK 42316

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X       No  _________

There were 27,446,079 shares of common stock, par value $.10 per share, of The Goldfield Corporation outstanding as of September 30, 2001.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

INDEX

                                                                                                                                PAGE

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

  The Goldfield Corporation and Subsidiaries

Item 2.   Managements Discussion and Analysis of Financial

              Condition and Results of Operations................................................................10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................................................16

Signature......................................................................................................................16

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
THE GOLDFIELD CORPORATION
and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                      September 30, December 31,
                                                           2001             2000
ASSETS
Current assets
  Cash and cash equivalents                             $5,584,531       $3,181,948
  Accounts receivable and accrued billings, net of
     allowance of $11,827 in 2001 and $0 in 2000         2,024,310        2,608,808
  Insurance proceeds receivable                                 --   2,000,000
  Current portion of notes receivable                      43,746            42,531
  Inventories                                             354,382           365,308
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                               1,021,183           981,514
  Recoverable income taxes                                 10,743            55,999
  Deferred income taxes (Note 3)                          238,000           164,000
  Prepaid expenses and other current assets               405,993           749,886
    Total current assets                                9,682,888        10,149,994
Property, buildings and equipment, net                  6,186,434         6,201,675
Notes receivable, less current portion                    535,651           225,680
Deferred charges and other assets
  Deferred income taxes (Note 3)                        1,807,000   2,211,000
  Residential properties under construction               290,303               --
  Land and land development costs                       1,383,443          870,128
  Land held for sale                                      311,435          250,135
  Cash surrender value of life insurance                  321,337          320,343
  Other assets                                            112,767               --
    Total deferred charges and other assets             4,226,285        3,651,606
Total assets                                         $ 20,631,258     $ 20,228,955
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities           $  1,411,225   $  1 ,768,495
  Note payable to bank (Note 4)                           226,414              --
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      81,412          93,906
  Current portion of deferred gain on installment
     sales                                                  9,754          11,652
  Income taxes payable (Note 3)                            27,799              --
    Total current liabilities                           1,756,604       1,874,053
Deferred gain on installment sales, less current
   portion                                                 35,548          44,096
Total liabilities                                       1,792,152       1,918,149
Commitments and contingencies (Note 8)
Stockholders' equity
  Preferred stock, $1 par value per share,
    Issued and  outstanding 339,497 shares of series A 7%
      voting cumulative convertible stock in
      2000 (Note 5)                                           --         339,407
  Common stock, $.10 par value per share, 40,000,000 shares
     authorized; issued and outstanding 27,463,437 shares in
     2001 and 26,872,106 in 2000                       2,746,344       2,687,211
  Capital surplus                                     18,440,081      18,369,860
  Accumulated deficit                                 (2,328,599)     (3,066,952)
    Total                                             18,857,826      18,329,526
  Less common stock in treasury, 17,358 shares,
    at cost                                           18,720          18,720
  Total stockholders' equity                          18,839,106      18,310,806
Total liabilities and stockholders' equity          $ 20,631,258    $ 20,228,955
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                  Three Months Ended         Nine Months Ended

                                    September 30,              September 30,

                                   2001         2000          2001        2000

Revenue

  Electrical construction      $ 4,489,015  $ 5,621,835    $15,558,122   $17,428,000

  Mining                           480,720      592,179      1,454,489     2,109,694

  Installment gain on sale

    of real estate                  247,958       4,558        510,565        37,900

      Total revenue               5,217,693   6,218,572     17,523,176    19,575,594

Costs and expenses

   Electrical construction        3,663,792   4,959,418     12,172,189    14,644,379

   Mining                           468,903     600,143      1,398,864     1,850,572

   Depreciation and

     amortization                   396,963     349,939      1,154,543       931,737

   Impairment recovery                   --     (10,609)            --       (41,027)

   General and

      administrative                406,567     351,118      1,824,435     1,715,409

      Total costs and

        expenses                  4,936,225   6,250,009    16,550,031     19,101,070

Other income, net

   Interest income                   52,384      69,487       161,213        196,702

   Interest expense                 (11,022)    (11,031)      (39,075)       (14,391)

   Gain on sale of property

     and equipment                       --          --        23,010         80,271

   Other                              8,471       1,822        44,019          8,121

     Other income, net               49,833      60,278       189,167        270,703

Income from operations

  before income taxes               331,301      28,841     1,162,312       745,227

Income taxes

  (benefit) (Note 3)                118,778      37,404       410,778      (624,440)

Net income (loss)                   212,523      (8,563)      751,534     1,369,667

Preferred stock

  dividends                           1,302       5,940        13,181        17,819

Income (loss) available

  to common stockholders        $   211,221  $  (14,503)    $ 738,353   $ 1,351,848

Basic and diluted earnings per

  share of common

  stock (Note 6)                $      0.01  $     0.00     $    0.03   $     0.05

Weighted average common shares and

   equivalents used in the calculations

   of earnings (loss) per share

     Basic                       27,425,120   26,854,748    27,249,055   26,854,748

     Diluted                     28,048,063   26,854,748    27,879,351   27,981,464

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION
and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

     Three Months Ended       Nine Months Ended
        September 30,            September 30,
     2001        2000           2001       2000
Cash flows from operating activities
  Net income (loss)         $212,523   $ (8,563)    $ 751,534   $1,369,667
Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities
    Depreciation and amortization      396,963     349,939     1,154,543      931,737
    Deferred income taxes              118,000          --       330,000     (722,000)
    Gain on sale of property and
      equipment                             --          --       (23,010)     (80,271)
    Gain on disposition of land
      held for sale                   (247,958)     (4,558)     (510,565)     (37,900)
     Other assets                (59,553)    (77,745)     (112,767)    (171,245)
    Cash provided from (used by) changes in
      Accounts receivable and
         accrued billings              958,328    1,329,046      584,498      461,346
      Inventories                       18,004      (11,456)      10,926       16,893
      Costs and estimated earnings in
        excess of billings on
        uncompleted contracts         (830,107)    (127,207)     (39,669)  (1,928,933)
      Recoverable income taxes          11,000       (4,818)      45,256      (20,993)
      Prepaid expenses and other
        current assets                108,292      158,509      343,893       10,899
      Accounts payable and accrued
        liabilities                   (88,803)    (881,275)    (357,270)     389,535
      Billings in excess of costs
        and estimated earnings on
        uncompleted contracts        (206,474)      (5,938)     (12,494)      30,134
      Income taxes payable             (12,603)      23,144       27,799      (30,277)
        Net cash provided by
          operating activities         377,612      739,078    2,192,674      218,592
Cash flows from investing activities
  Proceeds from the disposal of
    property and equipment                 --           --        37,491      127,700
  Expenditures for land and land
    development costs                 (67,668)    (366,275)     (513,315)    (366,275)
  Expenditures for residential properties
    under construction              (290,303)         --       (290,303)         --
  Proceeds from notes receivable        14,412      12,312         58,937      45,247
  Purchases of property and
    equipment                         (269,982)   (587,821)    (1,153,783) (2,741,425)
  Purchase of land held for sale 39,114          --      (289,241)          --
  Proceeds from sale of land
    held for sale                111,714       4,000       357,937       49,323
  Life insurance proceeds             --          --     2,000,000           --
  Cash surrender value of
    life insurance                (18,758)         --     (994)     498,311
    Net cash (used in) provided by
      investing activities       (481,471)   (937,784)      206,729   (2,387,119)
Cash flows from financing activities
  Proceeds from the exercise
    of stock options                  4,740          --  129,354           --
  Redemption of preferred stock       (339,407)         --      (339,407)          --
  Net proceeds from note
    payable to bank                226,414          --  226,414  - --
  Payments of preferred stock
    dividends                         (1,302)     (5,940)      (13,181)     (17,819)
    Net cash (used in) provided by
      financing activities       (109,555)     (5,940)        3,180      (17,819)
Net (decrease) increase in cash
  and cash equivalents               (213,414)   (204,646)    2,402,583   (2,186,346)
Cash and cash equivalents at
  beginning of period                5,797,945   3,737,463     3,181,948    5,719,163
Cash and cash equivalents at end
   of period                     $5,584,531  $3,532,817    $5,584,531   $3,532,817
Supplemental disclosure of cash flow information:
  Interest paid                     $   22,204  $    5,319    $   32,493   $    5,319
  Income taxes paid                 $    2,381  $   19,078    $    7,723   $  148,830
Supplemental disclosure of non-cash investing activities:
  Notes receivable in partial payment for
    land held for sale             $  242,164  $   26,000    $  370,124   $  204,726
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

Note 1   Basis of Presentation

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

Note 2 - Reclassifications

Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.

Note 3 - Income Taxes

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

At September 30, 2001, the Company had tax net operating loss carryforwards of approximately $3,300,000 available to offset future taxable income, which if unused will expire from 2002 through 2018.  The Company has alternative minimum tax credit carryforwards of approximately $312,000, which are available to reduce future Federal income taxes over an indefinite period.

The income tax provisions (benefits) consisted of the following:

                                          Three Months Ended                                          Nine Months Ended

                                                September 30,                                                  September 30,

                                           2001                              2000                          2001                        2000

Current
Federal	$ 11,000	$ 2,000	$ 20,000	$ 2,000
State	(10,222)	35,404	60,778	95,560
	778	37,404	80,778	97,560
Deferred
Federal	102,000	--	273,000	(608,000)
State	16,000	--	57,000	(114,000)
	118,000	--	330,000	(722,000)
Total	$118,778	$ 37,404	$ 410,778	$ (624,440)

Note 4 -Note Payable to Bank

During July 2001, a subsidiary of the Company entered into a $2,500,000 mortgage note for the construction of the Company's first condominium project.  Under the terms of the note, interest is payable monthly at prime less one-quarter percent (5.75% at September 30, 2001).  Principal is payable as individual condominium units are sold and released from lien or January 27, 2003, whichever is earlier. The note is secured by the land and improvements and is guaranteed by the Company. During the nine month and three month periods ended September 30, 2001, the Company capitalized $1,229 of interest costs related to the construction of the first condominium project.

Note 5 - Preferred Stock

All 339,407 shares of the Company's Series A 7% Voting Cumulative Convertible Preferred Stock (Series A Preferred Stock) were redeemed on July 20, 2001 at a redemption price of $1.00 per share.

Note 6 - Basic and Diluted Earnings Per Share of Common Stock

Basic earnings per common share, after deducting dividend requirements on the Company's Series A Preferred Stock of $13,181 and $17,819 in the nine month periods ended September 30, 2001 and 2000, respectively, and $1,302 and $5,940 for the three month periods ended September 30, 2001 and 2000, respectively, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the periods ended September 30, 2001 and 2000.  Common shares issuable on conversion of Series A Stock were not considered in the diluted earnings per share calculation because their inclusion would have been anti-dilutive.

Note 7 - Business Segment Information

The Company is mainly involved in two business segments, mining and electrical construction.  There were no material amounts of sales or transfers between segments and no material amounts of export sales.

The following table sets forth certain segment information for the periods indicated.  Any intersegment sales have been eliminated.

	Three Months Ended
	September 30,
	2001	2000
Revenue from operations to unaffiliated customers
Electrical construction	$ 4,489,015	$ 5,621,835
Mining	480,720	592,179
Installment gain on sale of real estate	247,958	4,558
Total	$ 5,217,693	$ 6,218,572

Gross profit
Electrical construction	$ 509,845	$ 401,177
Mining	(50,567)	(68,854)
Total gross profit	459,278	332,323

Installment gain on sale of real estate	247,958	4,558
Interest and other income, net	60,855	71,309
Interest expense, net	(11,022)	(11,031)
General and administrative expenses	(425,768)	(368,318)
Income from operations before income taxes	$ 331,301	$ 28,841

	Nine Months Ended
	September 30,
	2001	2000
Revenue from operations to unaffiliated customers
Electrical construction	$15,558,122	$ 17,428,000
Mining	1,454,489	2,109,694
Installment gain on sale of real estate	510,565	37,900
Total	$17,523,176	$ 19,575,594

Gross profit
Electrical construction	$ 2,475,643	$ 2,107,147
Mining	(131,028)	98,145
Total gross profit	2,344,615	2,205,292

Installment gain on sale of real estate	510,565	37,900
Interest and other income, net	228,242	285,094
Interest expense, net	(39,075)	(14,391)
General and administrative expenses	(1,882,035)	(1,768,668)

Income from operations before income taxes	$ 1,162,312	$ 745,227

Gross profit is total operating revenue less operating expenses.  Gross profit excludes general and administrative expenses, interest expense, interest income and income taxes.  Impairment losses and recoveries are included in the calculations of gross profit for the mining segment.  Identifiable assets by industry are used in the operations of each industry.

The following table sets forth certain segment information as of the dates indicated:

                                                                                    September 30,               December 31,

	2001	2000
Identifiable assets
Electrical construction	$11,236,318	$10,995,872
Mining	3,094,383	2,731,748
Corporate	6,300,557	6,501,335
Total	$20,631,258	$20,228,955

 Note 8 - Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2001, outstanding performance bonds issued on behalf of the Company amounted to approximately $4,847,000.

Note 9 - New Accounting Pronouncements

SEC Staff Accounting Bulletin Number 101 - Revenue Recognition in Financial Statements.  As we have historically made a practice of recognizing revenue in accordance with the provisions of this bulletin, the adoption of the bulletin in the fourth quarter of 2000 did not have a material impact on our consolidated financial statements.

In June 2001, the Financial Accounting Standard Board ('FASB') issued Financial Accounting Standards ('SFAS')  No. 143 Accounting for Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This Statement is effective for financial statements with fiscal years beginning after June 15, 2002.  Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In August 2001, FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121,  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,  and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions of a Segment of a Business.  This Statement is effective for financial statements with fiscal years beginning after December 15, 2001.  Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

Forward-Looking Statements

We make forward looking statements within the safe harbor provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in any documents we may incorporate by reference into this Quarterly Report on Form 10-Q.  You can identify these statements by forward-looking words such as may, will, expect, anticipate, believe, estimate, plan, and continue or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved.  Our actual results may differ materially from what we currently expect.  Factors that may effect our results include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electric construction field, including intensification of price competition; the availability of skilled construction labor; and, in connection with our real estate projects, general economic conditions, both nationally and in our region.  Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Managements Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.  We may not update these forward-looking statements, even in the event that our situation changes in the future.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 2.   Managements Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

Revenues

Total revenues in the nine months ended September 30, 2001 were $17,523,176, compared to $19,575,594 in the nine months ended September 30, 2000.  This decrease in total revenues was mainly attributable to lower revenues in the electrical construction operations.

Electrical construction revenue decreased by 11% in the nine months ended September 30, 2001 to $15,558,122 from $17,428,000 in the nine months ended September 30, 2000 primarily as a result of a decrease in fiber optic construction.

Revenue from mining operations decreased 31% to $1,454,489 in the nine months ended September 30, 2001 from $2,109,694 in the nine months ended September 30, 2000.  This decrease was mostly attributable to a decrease in construction aggregate projects.

Installment gain on the sales of real estate increased to $510,565 in the nine months ended September 30, 2001 from $37,900 in the nine months ended September 30, 2000 primarily as a result of the sale of portions of the real estate acquired by the Company's mining operations in New Mexico during the first quarter of 2001.

Operating Results

Electrical construction operations had an operating profit of $2,475,643 in the nine months ended September 30, 2001, compared to an operating profit of $2,107,147 during the nine months ended September 30, 2000.  As a percentage of revenue, gross margins on electrical construction operations increased to 15.9% for the nine months ended September 30, 2001 from 12.1% for the nine months ended September 30, 2000.  Operating profit was higher for the nine months ended September 30, 2001 due primarily to increased margins on transmission work.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.  At September 30, 2001, the approximate value of uncompleted contracts was $17,500,000, compared to $7,350,000 at September 30, 2000.

During the nine months ended September 30, 2001, mining operations experienced an operating loss of $131,028 compared to an operating profit of $98,145 during the nine months ended September 30, 2000.  As a percentage of revenue, gross margins (loss) in the mining operations decreased to (9.0%) for the nine months ended September 30, 2001 from 4.7% for the nine months ended September 30, 2000.  This decrease in operating results in 2001 was mainly due to a single construction aggregate project that was completed during the second quarter of 2000.  The operating results from mining included depreciation expense of $186,653 during the nine months ended September 30, 2001, compared to $202,004 during the nine months ended September 30, 2000.

St. Cloud Mining Company, a wholly owned subsidiary of the Company, sold 12,418 tons of natural zeolite during the nine months ended September 30, 2001, compared to 12,899 tons during the nine months ended September 30, 2000.

Other Income, Net

Other income, net in the nine months ended September 30, 2001 was $189,167, compared to $270,703 in the nine months ended September 30, 2000.  The decrease in other income, net for 2001 was largely a result of a decrease in the recorded gain on the sale of property and equipment.  Interest expense increased for 2001 as a result of the longer length of time certain loans against cash surrender value of insurance policies were outstanding.  These loans were entered into during June 2000.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $16,550,031 in the nine months ended September 30, 2001 from $19,101,070 in the nine months ended September 30, 2000, primarily as a result of decreased electrical construction costs.

Electrical construction costs were $12,172,189 and $14,644,379 in the nine months ended September 30, 2001 and 2000, respectively. The decrease in costs for the 2001 period was mostly attributable to a   decrease in subcontract costs.

Mining costs were $1,398,864 in the nine months ended September 30, 2001, compared to $1,850,572 in the nine months ended September 30, 2000.  This decrease was mainly attributable to a decrease in construction aggregate projects.

Depreciation and amortization was $1,154,543 in the nine months ended September 30, 2001, compared to $931,737 in the nine months ended September 30, 2000.  The increase in depreciation and amortization for 2001 was largely a result of recent capital expenditures, most of which have occurred in the company's electrical construction segment.

General and administrative expenses of the Company increased to $1,824,435 in the nine months ended September 30, 2001, from $1,715,409 in the nine months ended September 30, 2000.  General and administrative expenses in the nine months ended September 30, 2001 included approximately $450,000 of additional expenses related to the proxy solicitation battle in connection with the Company's 2001 annual meeting. During the nine months ended September 30, 2000, general and administrative expenses included a $425,311 net expense related to payments made under Cancellation and Release Agreements pursuant to which the Company's Employee Benefit Agreements were terminated.  General and administrative expenses as a percentage of revenue increased to 10.4% from 8.8% in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Income Taxes

The provision for income taxes was $410,778 in the nine months ended September 30, 2001 with an effective tax rate of 35.3% as compared to an income tax benefit of $624,440 in the nine months ended September 30, 2000 and an effective tax rate (benefit) of (83.8%). The effective tax rate differs from the statutory rate due largely to state income taxes, nondeductible expenses for tax purposes and the realization of net operating loss carryforwards for the nine months ended September 30, 2001 and primarily due to a decrease in the valuation allowance for deferred tax assets for the nine months ended September 30, 2000.

Results of Operations - Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

Revenue

Total revenues in the three months ended September 30, 2001 were $5,217,693, compared to $6,218,572 in the three months ended September 30, 2000.  This decrease was mostly attributable to a decrease in electrical construction operations.

Electrical construction revenue decreased by 20% in the three months ended September 30, 2001 to $4,489,015 from $5,621,835 in the three months ended September 30, 2000.  This decrease was primarily attributable to a decrease in both fiber optic and distribution work.

Revenue from mining operations decreased by 19% to $480,720 in the three months ended September 30, 2001 from $592,179 in the three months ended September 30, 2000. This decrease in 2001 was mainly due to a decrease in various reclamation projects.

Installment gain on the sales of real estate increased to $247,958 in the three months ended September 30, 2001 from $4,558 in the three months ended September 30, 2000 primarily as a result of the sale of portions of the real estate acquired by the Company's mining operations in New Mexico during the first quarter of 2001.

Operating Results

Electrical construction operations had an operating profit of $509,845 in the three months ended September 30, 2001, compared to an operating profit of $401,177 in the three months ended September 30, 2000.  As a percentage of revenue, gross margins on electrical construction operations increased to 11.4% for the three months ended September 30, 2001 from 7.1% for the three months ended September 30, 2000.  Operating profit was higher for the three months ended September 30, 2001 as compared to the three months ending September 30, 2000 mainly due to higher profit margins on transmission work.

During the three months ended September 30, 2001, the operating loss from mining operations was $50,567, slightly lower than an operating loss of $68,854 during the three months ended September 30, 2000.  As a percentage of revenue, gross margins (loss) in mining decreased to (10.5%) for the three months ended September 30, 2001 from (11.6%) for the three months ended September 30, 2000.  The operating results from mining included depreciation expense of $62,383 during the three months ended September 30, 2001, compared to $71,499 during the three months ended September 30, 2000.

St. Cloud sold 3,970 tons of natural zeolite during the three months ended September 30, 2001, compared to 3,912 tons during the three months ended September 30, 2000.

Other Income, Net

Other income, net in the three months ended September 30, 2001 was $49,833, compared to $60,278 in the three months ended September 30, 2000.  The decrease in other income, net in 2001 was largely due to a decrease in interest income, a result of generally lower interest rates.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $4,936,225 in the three months ended September 30, 2001 from $6,250,009 in the three months ended September 30, 2000, primarily as a result of the decreased electrical construction costs.

Electrical construction costs were $3,663,792 and $4,959,418 in the three months ended September 30, 2001 and 2000, respectively. The decrease in costs in 2001 was mostly attributable to a decrease in subcontract costs.

Mining costs decreased to $468,903 in the three months ended September 30, 2001, compared to $600,143 in the three months ended September 30, 2000, mainly as a result of a decrease in land reclamation projects.

Depreciation and amortization was $396,963 in the three months ended September 30, 2001, compared to $349,939 in the three months ended September 30, 2000.  The increase in depreciation and amortization expenses for 2001 was primarily a result of recent capital expenditures, most of which have occurred in the companys electrical construction segment.

General and administrative expenses of the Company increased to $406,567 in the three months ended September 30, 2001, from $351,118 in the three months ended September 30, 2000.  General and administrative expenses in the three months ended September 30, 2001 were higher primarily due to increased legal and insurance expense.  General corporate expenses increased as a percentage of revenue to 7.8% from 5.6% in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Income Taxes

The provision for income taxes was $118,778 in the three months ended September 30, 2001 with an effective tax rate of 35.9% as compared to $37,404 in the three months ended September 30, 2000 and an effective tax rate of 129.7%. The effective tax rate differs from the statutory rate due largely to state income taxes and nondeductible expenses for tax purposes for the three months ended September 30, 2001 and primarily due to state income taxes for the three months ended September 30, 2000.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2001 were $5,584,531 as compared to $3,181,948 as of December 31, 2000.  The increase in cash was mostly the result of $2,000,000 of life insurance proceeds received from a key-man life insurance policy during the first quarter of 2001.  Working capital at September 30, 2001 was $7,926,284, compared to $8,275,941 at December 31, 2000.  The Company's ratio of current assets to current liabilities was 5.5:1 at September 30, 2001, compared to 5.4:1 at December 31, 2000.

During the nine months ended September 30, 2001, the Company received proceeds of $129,354 from the exercise of 591,331 stock options of the Company's Common Stock.  During the three months ended September 30, 2001, the Company received proceeds of $4,740 from the exercise of 21,666 stock options. The options were exercisable at $0.21875 per share, the fair market value of the Common Stock at the date of the grant.

The Company does not enter into financial instruments for trading purposes.  Financial instruments entered into for other than trading purposes consist principally of cash and cash equivalents with limited market risk sensitivity.

The Company paid cash dividends on its Series A Preferred Stock in the amount of $13,181 and $17,819 in the nine months ended September 30, 2001 and 2000, respectively.  On June 19, 2001, the Board of Directors of the Company, in accordance with the Restated Certificate of Incorporation, voted to redeem its Series A Preferred Stock. All 339,407 shares of Series A Preferred Stock were redeemed on July 20, 2001 for $1 per share, or $339,407. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Pursuant to an unsecured line of credit agreement between the Company and SunTrust Bank of Central Florida, N.A. (SunTrust) (guaranteed by the Company's subsidiary, Southeast Power Corporation), the Company may borrow up to $3,000,000 at the banks prime rate of interest.  This credit line expires April 30, 2002, at which time the Company expects to renew it for an additional year.  One hundred thousand dollars of this line of credit has been reserved for a standby letter of credit.  As of September 30, 2001 there were no borrowings outstanding under this line of credit.

The Company's capital expenditures for the nine months ended September 30, 2001 decreased to $1,153,783 from $2,741,425 for the nine months ended September 30, 2000.  This decrease in the level of capital expenditures was attributable to decreased expenditures at the Company's electrical construction segment.

In addition, the Company has expanded its real estate operations to include development of small, high-end condominium projects.  To date, the Company has purchased three waterfront sites for development near Cocoa Beach, Florida.  The plans contemplate one twelve unit and one six unit project.  The plans for the third site have not yet been finalized. During the third quarter of 2001, the Company entered into a contract to purchase a lot adjoining the third site for $350,000.   As of September 30, 2001, the Company had expended $1,673,746 in land acquisition and development costs on these three sites (two oceanfront and one riverfront).  Project acquisition, development and construction is expected to take approximately two years per project.  The Company does not intend to proceed with the development of a project unless it has sales contracts sufficient to cover most of that projects projected costs.  During July 2001, the Company entered into a construction contract and commenced construction on the first condominium project. Construction financing was secured through conventional real estate project financing subsequent to June 30, 2001.  The construction of this project is expected to take approximately ten months.

New Accounting Pronouncements

SEC Staff Accounting Bulletin Number 101 - Revenue Recognition in Financial Statements.  As we have historically made a practice of recognizing revenue in accordance with the provisions of this bulletin, the adoption of the bulletin in the fourth quarter of 2000 did not have a material impact on our consolidated financial statements.

In June 2001, the Financial Accounting Standard Board ('FASB') issued Financial Accounting Standards ('SFAS')  No. 143 Accounting for Asset Retirement Obligations.   This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This Statement is effective for financial statements with fiscal years beginning after June 15, 2002.  Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In August 2001, FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.   This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121,  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30,  Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions of a Segment of a Business.   This Statement is effective for financial statements with fiscal years beginning after December 15, 2001.  Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits in accordance with the provisions of Item 601 of Regulation S-K.

10-2(g)   Amended and Restated Employment Agreement dated November 1, 2001 between The

               Goldfield Corporation  and John H. Sottile.

(b)           Reports on Form 8-K

                No Current Report on Form 8-K was filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE GOLDFIELD CORPORATION

                                     (Registrant)

Date:      November 13, 2001                                        /s/ Stephen R. Wherry

                                                                                          (Stephen R. Wherry)

                                                                                   Vice President, Treasurer and

                                      Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________________

Form 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter September 30, 2001     Commission File No. 1-7525

THE GOLDFIELD CORPORATION

EXHIBITS

November 13, 2001

INDEX TO EXHIBITS

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

         Current Report on Form 8-K,heretofore filed with the Commission

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

         Commission (file No. 1-7525).

+10-2(g) Amended and Restated Employment Agreement dated November 1, 2001         22

         between The Goldfield Corporation and John H. Sottile.

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

         SecuredTerm Note, Mortgage, Security Agreement and Financing

         Statements between Florida Transport Corporation and The San

         Pedro Mining Corporation, Royalstar Resources Ltd. and Royalstar

         Southwest, Inc. heretofore filed with the Commission

         (file No. 1-7525).

10-7     The Goldfield Corporation and Subsidiaries Standardized Adoption

         Agreement and Prototype Cash or Deferred Profit-Sharing Plan and

         Trust Basic Plan Document No. 3 effective January 1, 1995, is hereby incorporated by reference to Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended March 31, 1995,

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

         (file No. 1-7525).

10-8(a)  Amendment dated February 14, 1997 to Royalty Agreement dated

         February 19,1982 between Great Western Coal Inc. dba New

         Horizons Coal Inc. and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-8(a)of the Company's

         Annual Report on Form 10-K for the year ended December 31,

         1996, heretofore filed with the Commission (file No. 1-7525).

11     For computation of per share earnings, see notes to consolidated financial statements.

21     Subsidiaries of Registrant

23     Consent of Independent Auditors

24     Powers of Attorney

(a)    Powers of Attorney

(b)    Certified resolution of the Registrants Board of Directors authorizing officers and directors signing on behalf of the

        Registrant to sign pursuant to a power of attorney.

 (+)Filed herewith.

                                                                 Exhibit 10-2(g)

AMENDED AND RESTATED

EMPLOYMENT AGREEMENT

            THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the 'Agreement'), dated as of November 1, 2001, is by and between The Goldfield Corporation (the 'Company') and John H. Sottile

(the 'Executive').

WITNESSETH THAT

            WHEREAS, The Executive is currently employed by the Company pursuant to a letter agreement dated January 15, 1985, and by Southeast Power Corporation ('SEPCO') pursuant to an employment agreement made as of January 1, 1986, both as subsequently amended (collectively referred to as the 'Prior Agreements'); and

            WHEREAS, the Company and the Executive wish to amend and restate the Prior Agreements.

            NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein,

the Company and the Executive hereby agree as follows:

1.        Effect on Prior Agreements.  This Agreement shall supersede the Prior Agreements and any other prior employment or severance agreements between the Company and the Executive.  As of

           November 1, 2001, the Prior Agreements shall be of no force or effect and any rights or obligations of the Company, SEPCO, or the Executive under the Prior Agreements shall expire.

2.       Affiliates.  Employment by an Affiliate of the Company or a successor to the Company will be considered employment by the Company for purposes of this Agreement, and termination of employment with the Company means termination of employment with the Company and all its

          Affiliates and successors.  The term 'Company' as used in this Agreement will be deemed to include Affiliates and successors, as appropriate.  For purposes of this Agreement, the term Affiliate means the subsidiaries of The Goldfield Corporation and other entities directly or indirectly under common control with The Goldfield Corporation.

3.      Term of Employment.

         (a) The Company shall employ the Executive, and the Executive shall serve the Company on the terms and conditions set forth in this Agreement, commencing on November 1, 2001 (the 'Effective Date')

         and continuing, unless terminated earlier pursuant to section 6 hereof, until January 31, 2005, or such later date as provided in section 1(b) herein (the 'Employment Period').

         (b) The Employment Period shall be extended automatically for three months on the last day of each three-month period following the Effective Date unless either party gives written notice to the other that the Employment Period should no longer automatically extend.

4.      Position, Duties and Responsibilities; Time and Attention.

         (a) Position, Duties, and Responsibilities.  The Executive shall serve as the President and Chief

         Executive Officer of the Company with such duties and responsibilities as are commensurate with such positions, and such other duties and responsibilities not inconsistent therewith as may from time to time be assigned to the Executive by the Board of Directors of the Company (the 'Board').  If

        directed by the Board, the Executive may also be required to serve as an officer or director of an

        Affiliate of the Company.

        (b) Time and Attention.  Excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive shall devote substantially all of his working time and attention and his best efforts to the business and affairs of the Company.  It is understood, and shall not be considered a violation of the foregoing, that the Executive is a director and officer of other corporations that are not Affiliates of the Company and that a small portion of the Executive's working time will be devoted to these activities.

        The Executive shall not be required to relocate or to perform duties at any location outside the City of

        Melbourne, Florida, except for travel in the normal course of the business as it is presently being conducted, and except that the Executive shall be required to do work at the Executive's home in the normal course of the business as it is presently being conducted.  The Executive shall not be precluded from having or making general personal investments.  The Executive shall not engage in any activity that is competitive with any business then carried on by the Company.

5.     Compensation.  During the Employment Period, the Executive shall be entitled to the  following compensation and benefits:

        (a) Base Salary.  The Executive's initial rate of annual base salary shall be $388,510, being the same salary which as in effect under the Prior Agreements, paid pursuant to the Company's executive payroll practice (but not less than bi-monthly).  During the Employment Period, the Executive's rate of annual base salary shall be reviewed from time to time by the Board and, in the sole discretion of the Board,

        may be increased (but not decreased); provided, however, that, at a minimum, the Executive's rate of annual base salary shall be increased effective January 1 of each year by an amount equal to the percentage increase, if any, over the preceding 12 months in the Consumer Price Index for All

        Urban Consumers  -  U. S. City Average - All Items (1982-84 = 100) (such annual base salary,

       as may be increased from time  to time, the 'Base Salary').  In calculating any increase in such

       Index as of January 1, 2002, any such  increase shall be determined with reference to the preceding two months.

        (b) Annual Bonus.  The Board (or a committee thereof), in its sole discretion, may award the Executive annual bonuses during the Employment Period (the 'Annual Bonus').  The amount, terms and conditions of such Annual Bonus, if any, shall be determined in the sole discretion of the Board.

        (d)   Vacation and Other Benefits.

               (i) The Executive shall be entitled to a cumulative vacation or vacations, with pay, totaling four (4) weeks in each calendar year during the Employment Period.

              (ii) The Executive shall be entitled to participate in all employee benefit plans and programs maintained or contributed to by the Company for management employees generally

                  (including, without limitation, all retirement, life and health insurance, short-term and long-term incentive compensation (including stock option), fringe benefit, and expense reimbursement plans and programs) and such other plans or programs as may be specified by the Board (or a committee thereof).  Without limiting  the generality of the foregoing,

                  the Company shall reimburse (to the extent not paid for by Company-provided health insurance) the Executive for an annual physical examination by a physician chosen by the

                 Executive and shall reimburse the Executive for membership fees and related costs and assessments at the clubs and other organizations determined by the Executive to be necessary to enhance and carry out the Company's business.

           (iii) The Company shall provide to the Executive an automobile substantially equivalent in value to the automobile provided by the Company prior to November 1, 2001.  In either case, the Executive shall also be entitled to costs incurred by the Executive for all fuel, oil, and lubrication related to the business use of the automobile, including travel between the Executive's home to his place of  employment.

6.   Termination of Employment.

     (a) Death or Disability.  The Executive's employment and the Employment Period shall be deemed terminated as of the date of the Executive's death.  The Company or the Executive may terminate the

          Executives employment upon at least thirty (30) days advance written notice in the event the Executive becomes Disabled.

     (b) By the Company with or without Cause.

            (i) The Company may terminate the Executive's employment with or without Cause (as defined below)

                 provided that at least thirty (30) days advance written notice is provided.

           (ii) For purposes of this Agreement, 'Cause' means the Executive's commission of a dishonest act,

                fraud, misappropriation, or embezzlement which results in material economic damage to the

               Company.  No event described in this section 6(b) shall constitute Cause unless the Company has given the Executive written notice of termination specifying the condition(s) or event(s) relied upon for such notice and an opportunity to be heard by the Board, and, if the termination is based on a condition or event capable of being cured, the Executive has failed to cure the condition or event asserted to constitute Cause within the 90-day period following receipt of such notice; provided,

                however, that during the 90-day period following the receipt of such notice, the Board may, in its sole discretion, place the Executive on paid leave of absence (during which time the Executive shall continue to receive and/or accrue all payments and benefits he was receiving or was eligible to receive at the time such notice was given unless prohibited under the terms of the applicable plan or program).

       (c) By the Executive.

            (i)  The Executive may terminate his employment with or without 'Good Reason' at any time,

                 provided that at least thirty (30) days advance written notice is provided.

            (ii) The Executive may terminate his employment for Good Reason  if any of the following events occurs:

                 (A) the Company fails to provide the compensation or benefits provided for in this Agreement;

                 (B) a change of the Executive's title, position or status that results in a material reduction in the

                      Executive's authority, duties or responsibilities, including, without limitation, the Executive no longer occupying the positions of President and Chief Executive Officer of a company whose stock is traded on a stock exchange in North America;

                (C) a successor fails to assume this agreement pursuant to section 10(b) hereof;

                (D) the relocation of the Executive's principal place of business by more than 25 miles;

                (E) the Company's material breach of this Agreement; or

                (F) a Change in Control of the Company.  No such event described hereunder shall constitute

                     Good Reason unless the Executive has given written notice to the Company specifying the event relied upon for such termination within one (1) year after the occurrence of such event and the Company has not remedied such within 30 days of receipt of such notice.  The Company and Executive, upon mutual written agreement, may agree that an event that would otherwise constitute a Good Reason under any of the foregoing provisions shall not constitute Good

                     Reason.

      (iii)   For purposes of this Agreement, the term 'Change in Control' shall have the following meaning:

             (A) any person or group (as such term is defined in Section 3(a)(9) of the Securities Exchange

                  Act of 1934 (the 'Exchange Act') and as used in Sections 13(d)(3) and 14(d)(2) of the

                  Exchange Act  ('Person') becomes a 'beneficial owner' (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20%

                  or more of the combined  voting power of the Company's then outstanding securities eligible to vote for the election of the  Board (the 'Company Voting Securities');

                  provided, however, that the event described in this paragraph (A) shall not be deemed to be a Change in Control by virtue of any of the following  acquisitions: (1) by the

                 Company or any subsidiary, (2) by any employee benefit plan (or related  trust)

                 sponsored or maintained by the Company or any subsidiary, or (3) by any underwriter temporarily holding securities pursuant to an offering of such securities;

            (B) consummation of a transaction that involves (1) any consolidation, merger, or share exchange

                 (a 'Business Combination') of the Company, other than a Business Combination in which the holders of Company Voting Securities immediately prior to the Business Combination directly or indirectly own, in substantially the same proportions, at least 80% of the outstanding voting stock of the continuing or surviving corporation, or (2) any sale,

                 lease, exchange or other transfer (in one transaction or a series of related transactions)

                of all or substantially all of the assets of the Company  (except to an entity 80% of the outstanding voting stock of which is owned, in substantially the same proportions,

                directly or indirectly, by the holders of Company Voting Securities immediately prior to such transaction); or

          (C) replacement of a majority of the directors on the Board by directors who were neither nominated by a majority of the directors on the Board as of the close of business on November 30, 2001, nor appointed or endorsed (whether directly or by way of approval of a merger, acquisition or similar agreement) by directors so nominated.

   (d)  Termination Procedures.

         (i) Notice of Termination.  Any purported termination of the Executive's employment (other than by reason of death) shall be communicated by written notice of termination from one party hereto to the other party  hereto in accordance with the notice provisions contained in section 12(b)

             hereof.

      (ii) Date of Termination.  For purposes of this Agreement, the date of termination shall be the date specified in the notice of termination.

      (iii) No Waiver.  The failure to set forth any fact or circumstance in a notice of termination shall not constitute a waiver of the right to assert such fact or circumstance in an attempt to enforce any right under any  provision of this Agreement.

7.   Obligations of the Company upon Termination.

     (a) Termination by the Company for Cause, or by the Executive without Good Reason.  If, during the

           Employment Period, the Executive's employment is terminated by the Company for Cause, or if the

           Executive terminates his employment without Good Reason, the Company shall pay to the Executive any portion of the Executive's Base Salary that has been earned but not paid as of the date of termination and any Annual Bonus that has been earned and awarded but not paid as of the date of termination.

    (b)  Termination due to Disability.  If, during the Employment Period, the Executive or the Company terminates the Executive's employment due to the Executive's Disability, the Company shall pay to the Executive (or, if the Executive dies after termination of employment but before receiving all payments to which he has  become entitled hereunder, to the Executive's estate or personal representative):

            (i) a lump sum cash payment of accrued but unpaid Base Salary and accrued but unused vacation;

           (ii) a lump sum cash payment of a prorated portion of the Executive's Annual Bonus (unless the

                Executive  receives his Annual Bonus for the year of termination pursuant to the bonus plan,

                policy or  arrangement, in which case the Executive shall be paid in accordance with the terms of such plan,  policy or arrangement), determined by calculating the product of (A) the amount of the Executive's Annual Bonus, and (B) a fraction, the numerator of which is the number of days worked in the year in which the termination of employment occurs and the denominator of which is 365;

        (iii)  a lump sum cash amount equal to 1 times the Executive's Average W-2 Compensation

              (as defined below); and

        (iv) continued health care benefits, consistent with the Company's current health care plan, for the Executive, his spouse and dependents, for a period of three (3) years after termination of employment.

If the Company reasonably determines that the continued coverage required under Section 7(b)(iv) would a welfare plan sponsored by the Company to violate any provision of the Code prohibiting discrimination in favor of highly compensated employees or key employees, or if any benefits described in Section 7(b)(iv)

cannot be provided pursuant to the appropriate plan or program maintained for employees of the Company,

the Company shall provide such benefits outside such plan or program at no additional cost (including,

without limitation, tax costs) to the Executive.

   (c) Other Terminations.  If, during the Employment Period, the Executive's employment is terminated for a  reason other than as set forth in Section 7(a) or (b) above, the Company shall pay to the Executive (or,  if the Executive dies after termination of employment but before receiving all payments to which he has become entitled hereunder, to the Executive's estate or personal representative):

       (i) a lump sum cash payment of accrued but unpaid Base Salary and accrued but unused vacation;

      (ii) a lump sum cash payment of a prorated portion of the Executive's Annual Bonus (unless the

           Executive receives his Annual Bonus for the year of termination pursuant to the bonus plan,

           policy or arrangement, in which case the Executive shall be paid in accordance with the terms of such plan,  policy or arrangement), determined by calculating the product of (A) the amount of the Executive's Annual Bonus, and (B) a fraction, the numerator of which is the number of days worked in the year in which the termination of employment occurs and the denominator of which is 365;

   (iii)  a lump sum cash amount equal to 2.999 times the Executive's Average W-2 Compensation (as defined below); and

   (iv)  continued health care benefits, consistent with the Company's current health care plan, for the

          Executive, his spouse and dependents for a period of three (3) years after termination of employment.

If the Company reasonably determines that the continued coverage required under Section 7(c)(iv) would cause a welfare plan sponsored by the Company to violate any provision of the Code prohibiting discrimination in favor of highly compensated employees or key employees, or if any benefits described in Section 7(c)(iv) cannot be provided pursuant to the appropriate plan or program maintained for employees of the Company, the Company shall provide such benefits outside such plan or program at no additional cost (including, without limitation, tax costs) to the Executive.

     (d) Average W-2 Compensation.  For purposes of this Agreement, the term Average W-2 Compensation shall mean the average of the Executive's wages as reflected in the W-2 forms provided by the Company for the five (5) calendar years preceding the calendar year in the which the termination of employment occurs.

8.  Excise Tax.  If Independent Tax Counsel (as that term is defined below) shall determine that the aggregate payments and benefits provided to the Executive pursuant to this Agreement, when combined with other payments and benefits provided to the Executive from the Company, its Affiliates and/or plans of the

    Company and/or its Affiliates, which constitute parachute payments as defined in Section 280G of the

    Code, or any successor provision thereto ('Parachute Payments'), would be subject to the excise tax imposed by  Section 4999 of the Code (the 'Excise Tax'), then such Parachute Payments shall be reduced (but not below zero) to the extent necessary so that no portion of the Parachute Payments shall be subject to the Excise  Tax.  The determination of the Independent Tax Counsel under this subsection shall be final and binding on all parties hereto.  No additional payments by the Company or return of payments by the Executive shall be required or made if an Excise Tax is later imposed upon the Executive or a later determination is made which,  based on case law, an IRS holding or otherwise, would result in a recalculation of the Excise Tax  implications.  The Company and the

     Executive shall agree upon which payments and/or benefits shall be reduced or eliminated in order to effectuate the limitations described above.  Any notice given by the  Executive pursuant to the preceding sentence shall take precedence over the provisions of any other plan,  arrangement or agreement governing the Executive's rights and entitlement to any benefits or compensation.  For purposes of this Section 3(b), 'Independent Tax Counsel' shall mean a lawyer, a certified public accountant with a nationally recognized accounting firm, or a compensation consultant with a nationally recognized actuarial and benefits consulting firm with expertise in the area of executive compensation tax law,  who shall be selected by the Company and shall be reasonably acceptable to the Executive, and whose fees and disbursements shall be paid by the Company.

9.  Legal Fees, Costs and Expenses.  The Company agrees to immediately pay, upon written demand therefore by the Executive, all legal fees and expenses the Executive incurs as a result of any dispute or contest (regardless of the outcome thereof) by or with the Company or others regarding the validity or enforceability of, or liability under, any provision of this Agreement.  The Executive agrees to repay to the Company any such fees and expenses paid or advanced by the Company if and to the extent that the Company or such others obtains a judgment or determination that the Executive's claim was frivolous.

10. Successors.

      (a) Assignment and Enforceability of Agreement.  This Agreement is personal to the Executive and shall not be assignable by the Executive.  This Agreement shall be enforceable by the Executive's legal representatives.

     (b) Successors of the Company.  No rights or obligations of the Company under this Agreement may be assigned or transferred except that the Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of  the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it.  Such assumption shall not affect the  Executive's rights under Section 6(c)(ii)(F).  As used in this

         Agreement, 'Company' shall mean the Company as defined herein and any successor that expressly assumes and agrees to perform this Agreement or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

11.    Arbitration.  Any controversy or claim arising out of or relating to this Agreement shall be finally resolved by arbitration in accordance with the Employment Dispute Resolution Rules of the

         American  Arbitration Association (the 'AAA').  The arbitrator or arbitrators shall be selected by agreement of the parties or, if they cannot agree on an arbitrator or arbitrators within 30 days after the date arbitration is  required by either party, then the arbitrator or arbitrators shall be selected by the AAA upon the application of the Executive or the Company.  The determination reached in such arbitration shall be final and binding on both parties without any right of appeal or further dispute.  Execution of the determination by such arbitrator may be sought in any court of competent jurisdiction.  The arbitrators shall not be bound by judicial formalities and may abstain from following the strict rules of evidence.  Unless otherwise agreed  by the parties, any such arbitration shall take place in Melbourne, Florida.

12.   Miscellaneous.

       (a) Governing Law and Captions.  This Agreement shall be governed by, and construed in accordance with,  the laws of the State of Florida, without reference to principles of conflict of  laws.  The captions of this Agreement are not part of the provisions hereof and shall have no force or effect.

       (b) Notices.  All notices and other communications under this Agreement shall be in writing and shall be given by hand delivery or by facsimile (provided confirmation of receipt of such facsimile is received)  to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed  as follows:

                        If to the Executive:

            Mr. John H. Sottile

            100 Rialto Place, Suite 500

            Melbourne, FL 32901

            If to the Company:

            Mr. John P. Fazzini

            Chairman of the Compensation Committee

            The Goldfield Corporation

            100 Rialto Place, Suite 500

            Melbourne, FL 32901

            With copy to:

            LeBoeuf, Lamb, Greene & MacRae, L.L.P.

            125 West 55th Street

            New York, NY 10019-5389

            Attention: Mr. David P. Bicks, Esq.

            Fax No.: (212) 424-8500

or to such other address as either party furnishes to the other in writing in accordance with this section.  Notices and communications shall be effective when actually received by the addressee.

            (c) Amendment.  This Agreement may not be amended or modified except by a written agreement  executed by the parties hereto or their respective successors or legal representatives.

            (d) Severability.  The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.  If any provision of this Agreement  shall be held invalid or unenforceable in part, the remaining portion of such provision, together with all other provisions of this Agreement, shall remain valid and enforceable and continue in full force and effect to the fullest extent consistent with law.

            (e)  Withholding.  Notwithstanding any other provision of this Agreement, the Company may withhold  from amounts payable under this Agreement all federal, state, local, and foreign taxes that are required to be withheld by applicable laws or regulations.

            (f) Entire Understanding.  The Executive and the Company acknowledge that, except as expressly  provided herein, this Agreement supersedes and terminates any other consulting,

                employment,  severance or similar agreements between the Executive and the Company or any Affiliate of the Company.  This Agreement may be executed in several counterparts,

                each of which shall be deemed an original, and said counterparts shall constitute but one and the same instrument.

           (g) Rights and Benefits Unsecured.  The rights and benefits of the Executive under this Agreement may not  be anticipated, assigned, alienated, or subject to attachment, garnishment, levy,

               execution, or other legal or equitable process except as required by law.  Any attempts by the Executive to anticipate, alienate, assign, sell, transfer, pledge, or encumber the same shall be void.  Payments hereunder shall  not be considered assets of the Executive in the event of insolvency or bankruptcy.

           (h) Waiver of Breach.  The waiver by either party of a breach or violation of any provision hereof shall not operate as a waiver of any subsequent breach of the same or any other provision hereof.

            (i) Voluntary Limitation.  The Executive may elect to limit amounts payable under this Agreement by  notifying the Company, prior to the Executive's receipt of such amounts, that the

                Executive elects  to receive either none or some portion of such amounts.

            (j) Full Settlement.  Except as otherwise provided in section 8 hereof, the Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations  hereunder shall be absolute and unconditional and shall not be affected by any circumstances,  including, without limitation, any set-off, counterclaim, recoupment,

                defense or other claim, right  or action which the Company may have against the Executive or others.

IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization of the Board, the Company has caused this Agreement to be executed, all as of the day and year set forth below.

                                                                                 THE GOLDFIELD CORPORATION

                                                                              /s/ Stephen R. Wherry   Date:   11/1/01

                                                                        By: Stephen R. Wherry

                                                                        Its:  Vice President

                                                                                                 EXECUTIVE

                                                                               /s/ John H. Sottile       Date:  11/1/01

                                                                               John H. Sottile

 Southeast Power Corporation agrees to the termination of its employment agreement with the Executive as contemplated by this Agreement and the termination of its rights and obligations thereunder effective as of

 November 1, 2001.

                                           SOUTHEAST POWER CORPORATION

                                                                           /s/ Robert L. Jones        Date:   11/1/01

                                                                        By:   Robert L. Jones

                                                                         Its:   President