Form 10-K405
period 2001-12-31
GOLDFIELD CORP
filed 2002-03-20
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period ________ to ________

Commission File Number: 1-7525

 The Goldfield Corporation
     (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of Incorporation or organization)	88-0031580 (IRS Employer Identification Number)

100 Rialto Place, Suite 500 Melbourne, FL (Address of principal executive offices)	32901 Zip Code

(321) 724-1700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, Par Value $.10 per share	Name of each exchange on Which registered The American Stock Exchange

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

Yes  X     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On February 28, 2002, the aggregate market value (based upon the closing price on The American Stock Exchange) of the common stock held by nonaffiliates was approximately $13.1 million.

     As of February 28, 2002, 27,446,079 shares of the Registrant's common stock were outstanding.

Documents Incorporated by Reference
Document Proxy Statement for 2002 Annual Meeting	Where Incorporated Part III

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

INDEX

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

Electrical Construction

The Company, through its subsidiary Southeast Power Corporation ("Southeast Power"), is engaged in the construction and maintenance of electrical facilities for utilities and industrial customers in the southeastern United States. The Company also installs fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities.

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

The Company enters into contracts on the basis of either competitive bidding or direct negotiations with its customers. Competitively bid contracts account for a majority of the Company's construction revenues. Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve lump sum, cost plus or unit price contracts. The magnitude and duration of projects undertaken by the Company vary, which may result in substantial fluctuations in its backlog from time to time. At February 1, 2002, the approximate value of uncompleted contracts was $12,200,000, compared to $9,000,000 at February 1, 2001 and $15,800,000 at February 15, 2000.

As of February 1, 2002, electrical construction had a staff of 9 salaried employees, including executive officers, division managers, superintendents, project managers and administrative personnel. In addition, at such date, electrical construction had 93 hourly-rate employees, none of whom are affiliated with any trade or labor organization. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. The Company believes that the experience and continuity of its employees has been an important factor in its success. Management of the Company believes its relations with both its salaried and hourly-rate employees are good.

The Company is subject to the authority of state and municipal regulatory bodies concerned with the licensing of contractors. The Company believes that it is in compliance with the relevant licensing requirements in all jurisdictions in which it conducts its business.

The administrative and maintenance facilities of Southeast Power are located on a 13-acre tract of land near Titusville, Florida, which is owned by the Company. The office building has 6,136 square feet of floor space and the shop and buildings contain approximately 17,000 square feet of floor space. The Company believes that these properties are currently in good condition and properly maintained.

Mining

The Company, through subsidiaries, mines, processes and markets natural zeolite and aggregate products from properties located in New Mexico.

The Company believes it is the largest producer of natural zeolites in the United States. Although natural zeolites in the United States are not rare, the characteristics of the St. Cloud zeolites offer a competitive advantage over some other zeolites in applications the Company has targeted.

The Company's mining operations are subject to the jurisdiction of federal and state governmental authorities, which have responsibility for environmental matters such as air and water quality, the promotion of occupational safety and mine reclamation. The Company has in the past reclaimed mining areas, tailing impoundments and other associated disturbances and expects to continue to do so in the future. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using a straight-line method. Future reclamation and remediation costs for inactive mines are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at a site. Future costs or capital expenditures relating to the protection of the environment are not expected to have a material adverse effect on the Company's earnings. The Company believes that compliance with mine reclamation laws will not adversely affect the competitive position of its operations since competitors in the mining industry are subject to the same laws. The Company holds federal and state environmental permits and licenses required for the operation of its mining activities.

In December, 2001, the Company hired professional advisors to consider strategic alternatives that may include divestiture of the Company's mining operations. No decision has been made with respect to any such divestiture, nor has any commitment been made to dispose of any segment of the Company's business.

St. Cloud

St. Cloud Mining Company, a Florida corporation ("St. Cloud"), is a wholly owned subsidiary of the Company and operates a zeolite mine and processing facility and construction aggregate quarries in New Mexico. It also has non-operating silver mines and real estate holdings in Sierra County, New Mexico.

The zeolite mine and a 500 ton per day processing facility now encompass about 950 acres of fee lands, 192 acre-feet of water rights and about 600 acres of mineral leases estimated to contain 18 million tons of zeolitic resources. The zeolite mineral, clinoptilolite, occurs in flat lying beds and is extracted by conventional open pit mining methods. At the St. Cloud mill, the clinoptilolite mineral is crushed, dried, and sized without beneficiation and shipped in bulk, packaged or modified to a customer's specifications. Most deliveries are by contract motor carriers to manufacturers, brokers, or independent sales agents. Zeolite markets include animal feed supplements, odor control, absorbents, air and water filtration media, environmental products and soil conditioners. The zeolites are also used in other applications where ammonia control or specific cation exchange capacity is required. In 2001, St. Cloud sold 15,951 tons of natural zeolite, compared to 16,422 tons and 15,908 tons in 2000 and 1999, respectively.

As part of the industrial mineral operations, the Company provides off-site construction services utilizing personnel and equipment. Such construction projects have included restoring an endangered species habitat, closure of a municipal landfill, and providing construction aggregates for road projects.

The Company's silver mines have not been operated since 1993 and consist of about 106 acres of patented mining claims and 200 acres of unpatented mining claims within the Gila National Forest. St. Cloud has retained processing and some production equipment from the former silver mining operations. The Company's investment in St. Cloud's silver mines and base and precious metal processing equipment were written-off at the end of 1993.

During 2001, St. Cloud sold surplus real estate and water rights which had been acquired in 2001 as part of the acquisition of fee interests in property formerly leased by the Company in its zeolite operation. The purchase also included 2,200 acres of additional fee land and grazing leases which the Company presently has under contract for sale.

At February 1, 2002, St. Cloud had a total of 22 full-time employees, none of whom are affiliated with trade or labor organizations.

Lordsburg

The Lordsburg Mining Company, a wholly owned subsidiary of the Company ("Lordsburg"), owns approximately 1,250 acres of fee lands and an additional 400 acres of mineral leases and 200 acres of unpatented mining claims, all located in Hidalgo County, New Mexico.

Lordsburg sold 8,138 tons of construction aggregate material in 2001, compared to 8,365 tons and 5,152 tons in 2000 and 1999, respectively. Labor for Lordsburg is provided by St. Cloud.

Real Estate

The primary focus of the Company's real estate operations is on the development of small, high-end, waterfront condominium projects. To date, the Company has purchased four sites, three of which are waterfront, in the Cocoa Beach, Florida area. The projects planned are a twelve unit riverfront condominium ("Country Club Point"), a six unit oceanfront condominium ("Riomar") and a sixteen unit oceanfront condominium ("Cape Club"). Plans for the fourth site ("Oak Park") have not yet been finalized. During July 2001, the Company commenced construction on Country Club Point, which is expected to be completed in the summer of 2002. Riomar and Cape Club are expected to be completed in late 2003. All twelve units at Country Club Point are under contract for sale (total aggregate sales price of $4,300,000) with anticipated closings in the third quarter of 2002. All six units at Riomar (total estimated aggregate sales price of $3,850,000) and eleven of the sixteen units at Cape Club (total estimated aggregate sales price of $7,650,000) have been reserved with refundable deposits. Revenue from condominium sales will not be recognized until closings as more fully described in note 1 of notes to consolidated financial statements. As of December 31, 2001, the Company had expended $3,022,453 in land acquisition and development costs on the four projects. Construction financing was secured through conventional real estate bank financing. The Company also holds for resale 19 single-family lots, purchased in 1998 and 1999, in the Fawn Lake subdivision near Mims, Florida.

Item 2.	Properties.

For information with respect to the principal properties utilized in the Company's mining and electrical construction operations, see "Item 1. Business."

The Company's principal office is located in Melbourne, Florida, where the Company leases 4,855 square feet of space at an annual rental rate of $76,399. The lease expires in January 2004.
Item 3.	Legal Proceedings.

There is no material pending legal proceeding, other than routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.
Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2001.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on The American Stock Exchange under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2001 and 2000:

	2001		2000
	High	Low	High	Low
First Quarter	$.75	$.37	$2.00	$.25
Second Quarter	.78	.43	.88	.50
Third Quarter	.65	.43	.94	.56
Fourth Quarter	.52	.43	.81	.38

As of February 21, 2002, the Company had approximately 11,800 holders of record.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Item 6.	Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2001:

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands except per share and share amounts)
Statements of Operations
Total revenues	$23,933	$25,232	$20,241	$16,577	$15,568
Net income (loss)	1,493	3,682(1)	2,476	(610)	414
Earnings (loss) per share Basic Diluted	0.05 0.05	0.14 0.13	0.09 0.09	(0.02) (0.02)	0.01 0.01
Common shares used in the calculations of earnings per share Basic Diluted	27,298,715 27,533,229	26,854,748 27,914,029	26,854,748 27,393,528	26,854,748 27,243,345	26,854,748 27,243,345
Balance Sheets Total assets Working capital	22,875 8,528	20,229 8,276	16,296 7,756	14,213 6,144	13,967 6,371
Stockholders' equity	19,580	18,311	14,653	12,200	12,834

(1)	Net income for 2000 included key-man life insurance proceeds of $2,000,000 as described in note 2 of notes to the consolidated financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to fixed price contracts and deferred income tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

A number of factors relating to our business affect the recognition of contract revenue. The Company recognizes revenue when services are performed except when work is performed under a fixed price contract. Revenue from fixed price construction contracts is recognized on the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing approvals, labor availability and governmental regulation, may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Year ended December 31, 2001 compared to Year ended December 31, 2000

Revenues

Total revenues in the year ended December 31, 2001 were $23,933,115, compared to $25,231,648 in the year ended December 31, 2000. This decrease in total revenues was mainly attributable to lower revenues in the electrical construction operations.

Electrical construction revenue decreased by 3.9% in the year ended December 31, 2001 to $21,804,496 from $22,696,137 in the year ended December 31, 2000 primarily as a result of a decrease in fiber optic construction. The decrease in fiber optic construction is expected to continue at lower levels for the near term. Personnel previously performing fiber optic cable installation have been reallocated to transmission line construction.

Revenue from mining operations decreased 19.6% to $2,016,074 in the year ended December 31, 2001 from $2,508,278 in the year ended December 31, 2000. This decrease was mostly attributable to a decrease in construction aggregate projects.

Revenue, operating profit and costs and expenses relating to real estate operations through December 31, 2001 were not significant, and were attributable largely to the sale of single-family lots in the Fawn Lake subdivision near Mims, Florida ("Fawn Lake"). However, at December 31, 2001 the Company had investments in real estate of $3,407,180, primarily representing expenditures made in connection with the Company's condominium development projects described below under "Liquidity and Capital Resources." As discussed in the note 1 of notes to consolidated financial statements, revenue from the sale of the condominium projects will be recognized as title is transferred and the purchaser has made the required minimum initial investment. The Company anticipates that the results from these projects will be significant in 2002.

Operating Results

Electrical construction operations had an operating profit of $3,577,992 in the year ended December 31, 2001, compared to an operating profit of $2,320,318 during the year ended December 31, 2000, an increase of 54.2%. As a percentage of revenue, gross margins on electrical construction operations increased to 16.4% for the year ended December 31, 2001 from 10.2% for the year ended December 31, 2000. Operating profit was higher for the year ended December 31, 2001 due primarily to increased margins on transmission work resulting from the greater availability of projects. The Company is unable to determine the profitability on future projects. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At February 1, 2002, the approximate value of uncompleted contracts was $12,200,000, compared to $9,000,000 at February 1, 2001.

During the year ended December 31, 2001, mining operations experienced an operating loss of $81,052 compared to an operating profit of $42,166 during the year ended December 31, 2000. As a percentage of revenue, gross margins in the mining operations decreased to (4.0)% for the year ended December 31, 2001 from 1.7% for the year ended December 31, 2000. This decrease in operating results in 2001 was largely due to a single construction aggregate project that was completed during the second quarter of 2000. The operating results from mining included the recovery of $84,932 of previously recorded impairment losses related to a note receivable issued in connection with the sale of a previously owned mine (see note 15 of notes to consolidated financial statements). In addition, the operating results from mining included depreciation expense of $243,928 during the year ended December 31, 2001, compared to $278,187 during the year ended December 31, 2000.

St. Cloud Mining Company, a wholly owned subsidiary of the Company, sold 15,951 tons of natural zeolite during the year ended December 31, 2001, compared to 16,422 tons during the year ended December 31, 2000.

Other Income

Other income in the year ended December 31, 2001 was $636,729, compared to $2,470,966 in the year ended December 31, 2000. The decrease in other income for 2001 was mainly a result of key-man life insurance proceeds of $2,000,000 recorded in the fourth quarter of 2000. (See note 2 of notes to consolidated financial statements). Other income for the years ended December 31, 2001 and 2000 included $420,014 and $109,117, respectively, from the gain on sale of land in New Mexico earned by the Company's mining subsidiary. Interest expense increased for 2001 due to the longer time certain loans against the cash surrender value of insurance policies were outstanding and the debt incurred for the construction of the first condominium project. The life insurance policy loans were initiated in June 2000.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $22,904,765 in the year ended December 31, 2001 from $25,126,817 in the year ended December 31, 2000, primarily as a result of decreased electrical construction costs.

Electrical construction costs were $16,969,631 and $19,446,086 in the year ended December 31, 2001 and 2000, respectively. A $3,859,000 decrease in subcontract costs was partially offset by increases in salary and equipment rental expenses. The salary increase was largely attributable to both an increase in the average number of electrical construction field personnel and incentive bonuses incurred due to a higher level of profitability. Certain projects require greater utilization of subcontractors who perform services not normally provided by the Company. These subcontract costs will vary substantially from year to year depending upon the contracts awarded to the Company.

Mining costs were $1,853,197 in the year ended December 31, 2001, compared to $2,272,858 in the year ended December 31, 2000. This decrease was mainly attributable to a decrease in construction aggregate projects.

Depreciation and amortization was $1,568,679 in the year ended December 31, 2001, compared to $1,274,296 in the year ended December 31, 2000. The increase in depreciation and amortization for 2001 was largely a result of recent capital expenditures, most of which have occurred in the company's electrical construction business.

General and administrative expenses of the Company increased to $2,417,330 in the year ended December 31, 2001, from $2,140,859 in the year ended December 31, 2000. This increase was primarily a result of increased proxy solicitation, salary and insurance expense. General and administrative expenses in the year ended December 31, 2001 included approximately $430,000 of additional expenses related to proxy solicitation in connection with the Company's 2001 annual meeting. During the year ended December 31, 2000, general and administrative expenses included a $425,311 net expense related to payments made under Cancellation and Release Agreements pursuant to which the Company's Employee Benefit Agreements were terminated. (See note 7 of notes to consolidated financial statements). General and administrative expenses as a percentage of revenue increased to 10.1% from 8.5% in the year ended December 31, 2001 as compared to the year ended December 31, 2000.

Income Taxes

The provision for income taxes was $172,313 in the year ended December 31, 2001, an effective tax rate of 10.3%, as compared to an income tax benefit of $1,106,059 in the year ended December 31, 2000, an effective tax rate (benefit) of (42.9)%. The effective tax rate (benefit) differs from the statutory rate for the year ended December 31, 2001 largely due to the release of the remaining deferred tax asset valuation allowance of $523,000. For the year ended December 31, 2000, the effective tax rate differs from the statutory rate primarily due to a $1,418,000 decrease in the valuation allowance and the receipt of $2,000,000 of non-taxable life insurance proceeds.

The Company had previously recorded a valuation allowance to reduce deferred tax assets to an amount that represented management's best estimate of the amount of deferred tax assets that more likely than not would be realized. The most significant deferred tax asset was a net operating loss ("NOL") carryforward. Based on negative evidence, such as successive years of tax losses, future income projections and NOL carryforward limitations it was determined, based on all information available at the time, that the Company either would not use the NOL carryforward or could not produce, with reasonable accuracy, information to support utilization of the carryforward.

During the review of the valuation allowance during 2001 and 2000 it was determined that a total of $523,000 and $1,418,000, respectively, of the valuation allowance should be released based on the following positive evidence:

Sufficient taxable income was generated during the years that was offset by net operating loss carryforwards for which a valuation allowance previously existed. Management determined that it was more likely than not that a significant portion of the NOL's expiring in 2001 and 2002 would be utilized. The taxable income resulted from favorable operating results of the Company's electrical construction subsidiary that could not reasonably have been projected in a prior period.

Year ended December 31, 2000 compared to Year ended December 31, 1999

Revenues

Total revenues in the year ended December 31, 2000 were $25,231,648 compared to $20,240,524 in the year ended December 31, 1999. A 26% increase in 2000 over 1999 was mainly attributable to electrical construction revenue.

Electrical construction revenue increased by 25% in the year ended December 31, 2000 to $22,696,137 from $18,113,797 in the year ended December 31, 1999 primarily attributable to increases in transmission line and fiber optic cable construction.

Revenue from mining operations increased 21% to $2,508,278 in the year ended December 31, 2000 from $2,073,777 in the year ended 1999. This increase for 2000 was largely attributable to an increase in various construction projects. These projects included land reclamation and construction aggregate projects.

Operating Results

Electrical construction operations had an operating profit of $2,320,318 in the year ended December 31, 2000, compared to operating profits of $3,073,756 during the year ended December 31, 1999. As a percentage of revenue, gross margins on electrical construction operations decreased to 10.2% for the year ended December 31, 2000 from 17.0% for the year ended December 31, 1999. The decrease in operating results in 2000 was mostly a result of increased subcontract costs and inclement weather. As a result of labor shortages, the Company was forced to engage the services of subcontractors at greater costs than our internal costs.

During the year ended December 31, 2000, mining operations experienced an operating profit of $42,166 compared to an operating profit of $108,284 during the year ended December 31, 1999. As a percentage of revenue, gross margins in the mining operations decreased to 1.7% for the year ended December 31, 2000 from 5.2% for the year ended December 31, 1999. The operating results from mining operations in 2000 and 1999 included the recovery of $84,932 and $374,584, respectively of previously recorded impairment losses related to a note receivable issued in connection with the sale of a mine and a coal royalty. This decrease in operating results in 2000 was mainly due to a single construction aggregate project that was completed during the second quarter of 2000. The operating results from mining included depreciation expense of $278,187 during the year ended December 31, 2000, compared to $309,206 during the year ended December 31, 1999.

St. Cloud Mining Company sold 16,422 tons of natural zeolite during the year ended December 31, 2000, compared to 15,908 tons during the year ended December 31, 1999.

Other Income

Other income in the year ended December 31, 2000 was $2,470,966 compared to $220,939 in the year ended December 31, 1999. The increase in other income for 2000 was mostly a result of key-man life insurance proceeds of $2,000,000 recorded in the fourth quarter of 2000. Other income for the year ended December 31, 2000 included $109,117 from the gain on sale of land in New Mexico.

Costs and Expenses

Total costs and expenses, and the components thereof, increased to $25,126,817 in the year ended December 31, 2000 from $18,463,899 in the year ended December 31, 1999, primarily as a result of increased electrical construction costs.

Electrical construction costs were $19,446,086 and $14,302,105 in the year ended December 31, 2000 and 1999, respectively. The increase in costs for the 2000 period was mostly attributable to increased costs associated with increases in transmission line and fiber optic cable construction activity.

Mining costs were $2,272,858 in the year ended December 31, 2000, compared to $2,030,871 in the year ended December 31, 1999. This increase in mining costs for 2000 as compared to 1999 was mainly a result of increased costs associated with increased construction project revenue.

Depreciation and amortization was $1,274,296 in the year ended December 31, 2000, compared to $1,108,931 in the year ended December 31, 1999. The increase in depreciation and amortization for 2000 as compared to 1999 was largely a result of recent capital expenditures, most of which have occurred in the Company's electrical construction segment.

General and administrative expenses of the Company increased to $2,140,859 in the year ended December 31, 2000, from $1,384,817 in the year ended December 31, 1999. General and administrative expenses in the year ended December 31, 2000 included a $425,311 net expense related to payments made under the previously mentioned Cancellation and Release Agreements. The increase in general and administrative expenses also resulted from an increase in professional services relating to computer software upgrades and corporate salaries expense. General and administrative expenses as a percentage of revenue increased to 8.5% in the year ended December 31, 2000 as compared to 6.8% in the year ended December 31, 1999.

Income Taxes (Benefit)

The income tax benefit was $1,106,059 in the year ended December 31, 2000 with an effective tax rate (benefit) of (42.9)% as compared to an income tax benefit of $478,671 in the year ended December 31, 1999 and an effective tax rate (benefit) of (24.0)%. The effective tax rate (benefit) differs from the statutory rate due largely to a $1,418,000 decrease in the deferred tax asset valuation allowance and the receipt of $2,000,000 of non-taxable life insurance proceeds. For the year ended December 31, 1999, the effective tax rate differs from the statutory rate primarily due to a $1,324,000 decrease in the valuation allowance.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data (in thousands of dollars except per share and share amounts) follows:

	2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$7,005	$5,114	$4,982	$6,832
Gross profit (loss) Electrical construction Mining Real estate	1,597 (31) (17)	369 (49) 40	510 (51) (13)	1,102 50 3
Net income loss available to common stockholders	741	(214)	211	741
Earnings per share Basic Diluted	$ .03 $ .03	$ (.01) $ (.01)	$ .01 $ .01	$ .03 $ .03
Common shares and equivalents used in the calculations of earnings per share Basic Diluted	26,891,770 27,538,202	27,424,413 27,424,413	27,425,120 28,048,063	27,446,079 27,654,618

	2000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$4,927	$8,407	$6,219	$5,679
Gross profit (loss) Electrical construction Mining Real estate	490 102 (2)	1,216 65 (24)	401 (69) (7)	213 (56) (21)
Net income (loss) available to common stockholders	290	1,076	(15)	2,306
Earnings per share Basic Diluted	$ 0.01 $ 0.01	$ 0.04 $ 0.04	$ 0.00 $ 0.00	$ 0.09 $ 0.08
Common shares and equivalents used in the calculations of earnings per share Basic Diluted	26,854,748 27,908,846	26,854,748 27,911,275	26,854,748 27,952,720	26,854,748 27,875,186

Fourth quarter 2000 results included key-man life insurance proceeds of $2,000,000. The totals for the years 2001 and 2000 may differ from the sum of the quarterly information due to rounding.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2001 were $4,662,126 as compared to $3,181,948 as of December 31, 2000. Cash and cash equivalents at December 31, 2000 do not include the key-man life insurance proceeds of $2,000,000 not received by the Company until February 19, 2001. Working capital at December 31, 2001 was $8,528,097, compared to $8,275,941 at December 31, 2000. The Company's ratio of current assets to current liabilities decreased to 3.6:1 at December 31, 2001, from 5.4:1 at December 31, 2000. This decrease was mainly a result of the increased land, development and construction costs related to the various condominium projects and a note payable to a bank for the construction of the Country Club Point condominium project.

During the year ended December 31, 2001, the Company received proceeds of $129,354 from the exercise of 591,331 stock options of the Company's Common Stock. The options were exercisable at $0.21875 per share, the fair market value of the Common Stock at the date of the grant. There were no stock options exercised during the year ended December 31, 2000.

The Company does not enter into financial instruments for trading purposes. Financial instruments consist principally of cash and cash equivalents with limited market risk sensitivity.

The Company paid cash dividends on its Series A Preferred Stock in the amount of $13,181, $23,758 and $23,758 during the years ended December 31, 2001, 2000, and 1999, respectively. On June 19, 2001, the Board of Directors of the Company, in accordance with the Restated Certificate of Incorporation, voted to redeem its Series A Preferred Stock. All 339,407 shares of Series A Preferred Stock were redeemed on July 20, 2001 for $1 per share, or $339,407. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Pursuant to an unsecured line of credit agreement between the Company and SunTrust Bank of Central Florida, N.A. ("SunTrust") (guaranteed by the Company's electrical construction subsidiary, Southeast Power Corporation), the Company may borrow up to $3,000,000 at the bank's prime rate of interest. This credit line expires April 30, 2002, at which time the Company expects to renew it for an additional year. One hundred thousand dollars of this line of credit has been reserved for a standby letter of credit. This line of credit replaces the previous line of credit agreement between Southeast Power Corporation and SunTrust. No borrowings were outstanding under the previous or current line of credit as of December 31, 2001 and 2000.

The Company's capital expenditures for the year ended December 31, 2001 decreased to $1,742,089 from $2,942,272 for the year ended December 31, 2000. This decrease in the level of capital expenditures was attributable to decreased expenditures at the Company's electrical construction segment during 2001. Capital expenditures in 2002 are expected to be approximately $1,500,000, which the company expects to finance through existing cash reserves or credit facilities.

As of December 31, 2001, the Company had expended $3,022,453 in land acquisition and development costs on its four condominium projects. This was funded from internal cash reserves and real estate bank financing, which had $955,268 outstanding at December 31, 2001. It is anticipated that future construction costs will be funded through bank financing and will be repaid from the proceeds from condominium sales. The primary focus of the Company's real estate operations is on the development of small, high-end, waterfront condominium projects. To date, the Company has purchased four sites, three of which are waterfront, in the Cocoa Beach, Florida area. The projects planned are a twelve unit riverfront condominium ("Country Club Point"), a six unit oceanfront condominium, Riomar, and a sixteen unit oceanfront condominium ("Cape Club"). Plans for the fourth site ("Oak Park") have not yet been finalized. During July 2001, the Company commenced construction on Country Club Point, which is expected to be completed in the summer of 2002. Riomar and Cape Club are expected to be completed in late 2003. All twelve units at Country Club Point are under contract for sale (total aggregate sales price of $4,300,000) with anticipated closings in the third quarter of 2002. All six units at Riomar (total estimated aggregate sales price of $3,850,000) and eleven of the sixteen units at Cape Club (total estimated aggregate sales price of $7,650,000) have been reserved with refundable deposits. Revenue from condominium sales will not be recognized until closings as more fully described in note 1 of notes to consolidated financial statements.

Item 8.	Financial Statements

KPMG
111 North Orange Avenue, Suite 1600
P. O. Box 3031
Orlando, FL 32802

Independent Auditors' Report

The Shareholders and Board of Directors
The Goldfield Corporation:

We have audited the consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.
/s/ KPMG LLP Orlando, Florida February 15, 2002

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$ 4,662,126	$ 3,181,948
Accounts receivable and accrued billings	3,614,923	2,608,808
Insurance proceeds receivable (Note 2)	--	2,000,000
Current portion of notes receivable	49,672	42,531
Inventories (Note 3)	342,059	365,308
Costs and estimated earnings in excess of
billings on uncompleted contracts (Note 4)	693,122	981,514
Income taxes recoverable		55,999
Deferred income taxes (Note 5)	242,742	164,000
Land and land development costs	487,162	--
Residential properties under construction	1,022,675	--
Prepaid expenses and other current assets	675,737	749,886

Total current assets	11,790,218	10,149,994

Property, buildings and equipment, net (Note 6)	6,357,820	6,201,675

Notes receivable, less current portion	510,692	225,680

Deferred charges and other assets
Deferred income taxes, less current portion (Note 5)	2,063,241	2,211,000
Land and land development costs, less current portion	1,512,616	870,128
Land held for sale	301,000	250,135
Cash surrender value of life insurance (Note 7)	339,895	320,343

Total deferred charges and other assets	4,216,752	3,651,606

Total assets	$ 22,875,482	$ 20,228,955

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$ 2,277,297	$ 1,768,495
Note payable to bank (Note 9)	955,268	--
Billings in excess of costs and estimated
earnings on uncompleted contracts (Note 4)	--	93,906
Current portion of deferred gain on installment sales	9,983	11,652
Income taxes payable (Note 5)	19,573	--

Total current liabilities	3,262,121	1,874,053

Deferred gain on installment sales, less current portion	33,023	44,096

Total liabilities	3,295,144	1,918,149

Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $1 par value per share, issued and
outstanding 339,497 shares of Series A 7% voting
cumulative convertible stock in 2000 (Note 12)	--	339,407
Common stock, $.10 par value per share,
40,000,000 shares authorized; issued and
outstanding 27,463,437 shares in 2001 and
26,872,106 in 2000 (Notes 12, 13 and 14)	2,746,344	2,687,211
Capital surplus	18,440,081	18,369,860
Accumulated deficit	(1,587,367)	(3,066,952)

Total	19,599,058	18,329,526
Less common stock in treasury, 17,358
shares, at cost	18,720	18,720

Total stockholders' equity	19,580,338	18,310,806

Total liabilities and stockholders' equity	$ 22,875,482	$ 20,228,955

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999

Revenue
Electrical construction	$ 21,804,496	$ 22,696,137	$ 18,113,797
Mining	2,016,074	2,508,278	2,073,777
Real estate	112,545	27,233	52,950

Total revenue	23,933,115	25,231,648	20,240,524

Costs and expenses
Electrical construction	16,969,631	19,446,086	14,302,105
Mining	1,853,197	2,272,858	2,030,871
Real estate	95,928	77,650	11,759
Depreciation and amortization	1,568,679	1,274,296	1,108,931
General and administrative	2,417,330	2,140,859	1,384,817
Impairment recoveries (Note 15)	--	(84,932)	(374,584)

Total costs and expenses	22,904,765	25,126,817	18,463,899

Other income, net
Interest income	193,956	250,903	183,004
Interest expense, net	(49,040)	(24,945)	--
Gain on sale of property and equipment	23,726	87,828	20,509
Gain on sale of land	420,014	109,117	--
Life insurance proceeds (Note 2)	--	2,000,000	--
Other	48,073	48,063	17,426

	636,729	2,470,966	220,939

Income from operations
before income taxes	1,665,079	2,575,797	1,997,564

Income taxes (benefit) (Note 5)	172,313	(1,106,059)	(478,671)

Net income	1,492,766	3,681,856	2,476,235

Preferred stock dividends (Note 12)	13,181	23,758	23,758

Income available to
common stockholders	$ 1,479,585	$ 3,658,098	$ 2,452,477

Earnings per share of
common stock (Note 14)
Basic	$ 0.05	$ 0.14	$ 0.09

Diluted	$ 0.05	$ 0.13	$ 0.09

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	27,298,715	26,854,748	26,854,748

Diluted	27,533,229	27,914,029	27,393,528

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net income	$1,492,766	$3,681,856	$2,476,235
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	1,568,679	1,274,296	1,108,931
Deferred income taxes	69,017	(1,225,000)	(602,000)
Gain on sale of property and equipment	(23,726)	(87,828)	(20,509)
Gain on disposition of land held for sale	(532,559)	(136,350)	(52,950)
Write off of notes receivable	--	--	88,197
Cash provided from (used by) changes in
Accounts receivable and accrued billings	(1,006,115)	(293,126)	532,121
Insurance proceeds receivable	--	(2,000,000)	--
Inventories	23,249	(13,850)	(4,659)
Costs and estimated earnings in excess
of billings on uncompleted contracts	288,392	(842,463)	1,654,068
Recoverable income taxes	55,999	(55,999)	--
Prepaid expenses and other current assets	74,149	(214,041)	(475,688)
Accounts payable and accrued liabilities	508,802	314,788	(373,111)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(93,906)	33,932	46,205
Income taxes payable	19,573	(71,639)	48,317

Net cash provided by operating activities	2,444,320	364,576	4,425,157

Cash flows from investing activities
Proceeds from the disposal of
property and equipment	40,991	180,824	92,962
Expenditures for land and land development costs	(1,129,650)	(870,128)	--
Expenditures for residential properties
under construction	(1,022,675)	--	--
Proceeds from sale of subsidiary	--	--	525,070
Issuance of notes receivable	--	--	(161,748)
Proceeds from notes receivable	77,970	230,462	90,554
Purchases of property and equipment	(1,742,089)	(2,942,272)	(1,655,913)
Purchases of land held for sale	(297,608)	--	(273,565)
Proceeds from sale of land held for sale	396,437	64,324	91,609
Life insurance proceeds	2,000,000	--	--
Cash surrender value of life insurance	(19,552)	458,757	(7,670)

Net cash used in investing activities	(1,696,176)	(2,878,033)	(1,298,701)

Cash flows from financing activities
Proceeds from the exercise of stock options	129,354	--	--
Redemption of preferred stock	(339,407)	--	--
Net proceeds from note payable to bank	955,268	--	--
Payments of preferred stock dividends	(13,181)	(23,758)	(23,758)

Net cash provided by (used in) investing activities	732,034	(23,758)	(23,758)

Net increase (decrease) in cash and cash equivalents	1,480,178	(2,537,215)	3,102,698
Cash and cash equivalents at beginning of period	3,181,948	5,719,163	2,616,465

Cash and cash equivalents at end of period	$4,662,126	$3,181,948	$5,719,163

Supplemental disclosure of cash flow information:
Income taxes paid	$27,723	$246,579	$75,012
Interest paid	49,166	54,280	--
Dividends paid to Parent by subsidiary	2,500,000	--	--

Supplemental disclosure of non-cash investing activities:
Notes receivable in partial payment
for land held for sale	370,124	204,727	10,000

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Years Ended December 31,
		2001	2000	1999

STOCKHOLDERS' EQUITY

ACCUMULATED	Beginning balance	$ (3,066,952)	$ (6,725,050)	$ (9,177,527)
DEFICIT	Net income	1,492,766	3,681,856	2,476,235
	Cash dividends
	Series A Stock
	(per share: 7%)	(13,181)	(23,758)	(23,758)

	Ending balance	(1,587,367)	(3,066,952)	(6,725,050)

PREFERRED	Beginning balance	339,407	339,407	339,407
STOCK SERIES A	Redemption of stock	(339,407)	--	--

	Ending balance	--	339,407	339,407

COMMON STOCK	Beginning balance	2,687,211	2,687,211	2,687,211
	Exercise of stock options	59,133	--	--

	Ending balance	2,746,344	2,687,211	2,687,211

CAPITAL	Beginning balance	18,369,860	18,369,860	18,369,860
SURPLUS	Exercise of stock options	70,221	--	--

	Ending balance	18,440,081	18,369,860	18,369,860

TREASURY STOCK	Beginning and
	ending balance	(18,720)	(18,720)	(18,720)

	Total consolidated
	stockholders' equity	$ 19,580,338	$ 18,310,806	$ 14,652,708

NUMBER OF SHARES OF CAPITAL STOCK

PREFERRED	Beginning number of shares	339,407	339,407	339,407
STOCK SERIES A	Redemption of stock	(339,407)	--	--

	Ending number of shares	--	339,407	339,407

COMMON STOCK	Beginning number of shares	26,872,106	26,872,106	26,872,106
	Exercise of stock options	591,331	--	--

	Ending number of shares	27,463,437	26,872,106	26,872,106

TREASURY STOCK	Beginning and ending
	number of shares	17,358	17,358	17,358

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000
Note 1 -	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - The accompanying consolidated financial statements include the accounts of The Goldfield Corporation ("Parent") and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated.

Nature of Operations - The Company's principal lines of business are electrical construction and the mining of industrial minerals. The principal market for the Company's electrical construction operation is electric utilities in the southeastern United States. The principal markets for the Company's mining operations are purchasers of zeolite products throughout the United States. The Company also develops small, high-end condominium projects.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

Electrical Construction Revenues - The Company recognizes revenue when services are performed except when work is being performed under a fixed price contract. Revenues from fixed price construction contracts are recognized on the percentage-of-completion method measured by comparing the costs incurred to date to the estimated total costs to be incurred for each contract. The asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

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

Mining Revenues - Sales of industrial minerals are recognized as the minerals are shipped and title transferred. The Company's mining segment provides off-site construction services utilizing existing personnel and equipment. The Company recognizes construction revenue when services are performed except when work is being performed under a fixed price contract. Revenues from fixed price construction contracts are recognized on the percentage-of-completion method measured by comparing the costs incurred to date to the estimated total costs to be incurred for each contract. The asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

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

Land and Land Development Costs and Residential Properties Under Construction Operations - The costs of the land purchase and any development expenses up to the initial construction phase of any new condominium project are recorded under the asset "land and land development costs." Once construction commences, the costs of construction are recorded under the asset "residential properties under construction." Revenue from the sale of the condominium projects will be recognized as title is transferred and the purchaser has made the required minimum initial investment. The related costs will be charged to expense at that time. The assets "land and land development costs" and "residential properties under construction" relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the financial statement.

Reclamation and Remediation Costs Operations - Estimated future reclamation and remediation costs are based on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using a straight-line method. Future reclamation and remediation costs for inactive mines are accrued based on management's best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs. These estimates may or may not equal the amount of the Financial Assurances, or third party guarantees, the Company has provided to guarantee approved post mine reclamation plans for the Company's mines. Changes in estimates are reflected in earnings in the period an estimate is revised.

Mine Exploration and Development Operations - Exploration costs and normal development costs at operating mines are charged to operations as incurred.

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

Executive Long-term Incentive Plan - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

Financial Instruments Fair Value, Concentration of Business and Credit Risks The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accrued billings and retainage in the amount of $3,461,431 at December 31, 2001, due from electrical utilities pursuant to contract terms. The Company considers these electrical utility customers to be creditworthy. As of December 31, 2001 and 2000, management of the Company, upon review of the trade and note receivable accounts, determined it was not necessary to record an allowance for doubtful accounts.

Reclassifications - Certain amounts in 2000 and 1999 have been reclassified to conform to the 2001 presentation.

New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principals Board ("APB") Opinion No. 16. Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of this Statement did not have a significant impact on the financial position or results of operations of the Company.

In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17 "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement is effective for financial statements with fiscal years beginning after December 15, 2001. Adoption of this Statement is not expected to have a significant impact on the financial position or results of the operations of the Company.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements with fiscal years beginning after June 15, 2002. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions of a Segment of a Business." This Statement is effective for financial statements with fiscal years beginning after December 15, 2001. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.
Note 2 -	Insurance Proceeds

The Company maintains life insurance on certain key employees. During the fourth quarter of 2000, a covered employee died in an automobile accident while traveling on company business. The insurance carrier approved the claim of $2,000,000 in February 2001 and proceeds were collected on February 19, 2001. The Company was the sole beneficiary of the policy proceeds.
Note 3 -	Inventories

Inventories at December 31 consisted of:

	2001	2000
Materials and supplies	$165,812	$175,767
Industrial mineral products	88,577	125,204
Ores in process	87,670	64,337
Total inventories	$342,059	$365,308
	=====	=====

Note 4 -	Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price construction contracts in progress accounted for using the percentage-of-completion method at December 31 consisted of:

	2001	2000
Costs incurred on uncompleted contracts Estimated earnings	$2,383,976 523,507	$11,194,715 1,606,543
	2,907,483	12,801,258
Less billings to date	2,214,361	11,913,650
	$ 693,122	$ 887,608
	======	======
Included in the balance sheets under the following captions Costs and estimated earnings in excess of billings on uncompleted contracts	$ 693,122	$ 981,514
Billings in excess of costs and estimated earnings on uncompleted contracts	--	(93,906)
Total	$ 693,122	$ 887,608
	======	======

The amounts billed but not paid by customers pursuant to retention provisions of long-term construction contracts were $87,571 and $527,845 at December 31, 2001 and 2000, respectively, and is included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 5 -	Income Taxes

The income tax provisions for the years ended December 31 consisted of:

	2001	2000	1999
Current Federal State	$ 31,001 72,295 103,296	$ -- 118,941 118,941	$ 39,000 84,329 123,329
Deferred Federal State Total	158,594 (89,577) 69,017 $ 172,313	(1,032,000) (193,000) (1,225,000) $(1,106,059)	(495,000) (107,000) (602,000) $(478,671)
	======	======	======

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31, consisted of:

	2001	2000

Deferred tax assets Accrued vacation and bonuses Other Depletion, mineral rights and deferred development and exploration costs	$ 242,507 235 322,000	$ 160,000 4,000 322,000
Property and equipment, principally due to differences in depreciation and valuation write-downs	176,683	265,000
Contingent salary payments recorded as goodwill for tax purposes	26,566	34,000
Net operating loss carryforwards	1,174,991	1,781,000
Alternative minimum tax credit carryforwards	363,001 2,305,983	332,000 2,898,000

Valuation allowance for deferred tax assets Total deferred tax assets Deferred tax liabilities Total net deferred tax assets	-- 2,305,983 -- $2,305,983	(523,000) 2,375,000 -- $2,375,000
	======	======

As of December 31, 2000, the Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets, which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2001, the Company determined a valuation allowance was not necessary and reduced the valuation allowance to zero.

At December 31, 2001, the Company had tax net operating loss carryforwards of approximately $2,831,634 available to offset future taxable income, which if unused will expire from 2008 through 2018. The Company has alternative minimum tax credit carryforwards of $363,001, which are available to reduce future Federal income taxes over an indefinite period.

The differences between the Company's effective income tax rate and the Federal statutory rate for the years ended December 31 are reconciled below:

	2001	2000	1999
Federal statutory rate	34.0%	34.0%	34.0%
State income tax	4.3	4.6	4.2
Non-deductible expenses	3.4	1.0	2.6
Life insurance proceeds	--	(26.4)	--
Valuation allowance	(31.4)	(56.1)	(64.8)
Total	10.3%	(42.9)%	(24.0)%

Note 6 -	Property, Buildings and Equipment

Balances of major classes of properties at December 31 consisted of:

	2001	2000
Land, mines and mining claims	$ 5,393,308	$ 5,261,753
Buildings and improvements	1,799,364	1,792,785
Machinery and equipment	19,231,768	18,225,175
Construction in progress	347,766	9,822
Total	26,772,206	25,289,535
Less accumulated depreciation, depletion and amortization	20,414,386	19,087,860
Net properties, buildings and equipment	$ 6,357,820	$ 6,201,675
	======	======

Management reviews the net carrying value of all properties, buildings and equipment on a periodic basis. As a result of such review, no write-down was considered necessary during any of the years in the three-year period ended December 31, 2001.
Note 7 -	Employee Benefit Agreements and 401(k) Plan

Beginning in 1989, the Company entered into Employee Benefit Agreements (each, a "Benefit Agreement") with certain employees of the Company. Under the terms of each Benefit Agreement, the Company owned life insurance policies that accumulated cash surrender value for the retirement of the employee, at age sixty-five, while also providing a life insurance benefit for the employee. Under the terms of each Benefit Agreement, the Company was entitled to a refund of the lesser of the previously paid premiums or the cash surrender value of the insurance policy, either upon retirement of the employee, the death of the employee or upon the termination of the Benefit Agreement. The Company had the right to terminate the Benefit Agreement without any future obligation by giving written notice to the employee. If the Benefit Agreement was terminated, the Company was entitled to receive the lesser of the cash surrender value of the insurance policy or the total of all previously paid premiums. In 2000, the Board of Directors reviewed the Benefit Agreements and related insurance policies and decided it was in the best interest of the Company to terminate the Benefit Agreements to eliminate the annual insurance premium obligations. During the second quarter of 2000, the Company entered into Cancellation and Release Agreements pursuant to which the Benefit Agreements were terminated. Under the terms of the Cancellation and Release Agreements, the Company not only continued to own the underlying life insurance policies that were part of the original Benefit Agreements, but the Company acquired rights to all of the cash value within the policies, including the portion in excess of the premiums paid. In consideration of terminating the future retirement benefit associated with the Benefit Agreements, the Company decided to compensate the affected employees. The net expense to the Company was $425,311. Although the Company does not anticipate making any further cash premium payments, the Company will continue to own the policies and has granted each employee the right to name the beneficiary for the death benefits in excess of premiums previously paid by the Company, less any outstanding loans.

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company's contributions to the plan are discretionary and amounted to approximately $113,000, $125,000 and $116,000 for the years ended December 31, 2001, 2000 and 1999, respectively.
Note 8 -	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consisted of:

	2001	2000
Accounts payable	$1,199,490	$1,179,299
Accrued bonuses	742,358	398,598
Accrued payroll costs	165,651	147,957
Other accrued expenses	169,798	42,641
Total	$2,277,297	$1,768,495
	======	======

Note 9 -	Note Payable to Bank

During July 2001, a subsidiary of the Company entered into a $2,500,000 mortgage note for the construction of the Company's first condominium project. Under the terms of the note, interest is payable monthly at prime less one-quarter percent (4.5% at December 31, 2001). Principal is payable as individual condominium units are sold and released from lien or January 27, 2003, whichever is earlier. The note is secured by the land and improvements and is guaranteed by the Company. The outstanding balance on this note at December 31, 2001 was $955,268, all of which is expected to be repaid within one year. During the year ended December 31, 2001, the Company capitalized $9,123 of interest costs related to the construction of the first condominium project.
Note 10 -	Credit Facility

Pursuant to an unsecured line of credit agreement entered into on October 30, 2000 between the Company and SunTrust Bank of Central Florida, N.A. ("SunTrust"), (guaranteed by the Company's electrical construction subsidiary, Southeast Power Corporation), the Company may borrow up to $3,000,000 at the bank's prime rate of interest. This credit line expires April 30, 2002, at which time the Company expects to renew it for an additional year. One hundred thousand dollars of this line of credit has been reserved for a standby letter of credit. This line of credit replaces the previous line of credit agreement between Southeast Power Corporation and SunTrust. No borrowings were outstanding under the previous or current line of credit as of December 31, 2001 and 2000.
Note 11 -	Commitments and Contingencies

The Company leases its principal office space under a non-cancelable operating lease. The future minimum lease payments under operating leases having non-cancelable lease terms in excess of one year aggregate $158,988 as of December 31, 2001 and are payable as follows: 2002, $76,222; 2003, $76,399; and 2004, $6,367.

Total rent expense for operating leases was approximately $71,089, $68,772,and $66,753 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has provided third party guarantees for the Company's wholly owned mining subsidiaries, St. Cloud Mining Company and The Lordsburg Mining Company, in favor of the State of New Mexico's Mining and Minerals Division of the Energy, Minerals and Natural Resources Department ("Financial Assurances"). These Financial Assurances, amounting to $269,787, guarantee approved post mine reclamation plans for the Company's mines. The Company has also provided a Financial Assurance for $16,390 to guarantee approved post mine reclamation plans for the San Pedro Mine. The Company sold the San Pedro Mine to an unrelated third party during 1999 as discussed in Note 15.

In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of February 1, 2002, outstanding performance bonds issued on behalf of the Company amounted to approximately $4,764,000.
Note 12 -	Preferred and Common Stock

All 339,407 shares of the Company's Series A 7% Voting Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series A Stock") were redeemed on July 20, 2001 at a redemption price of $1.00 per share. The Series A Stock had an annual dividend rate of $.07 per share.

At December 31, 2001, 350,335 shares were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.
Note 13 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. The options must be exercised within 10 years of the date of grant. On March 9, 1999, the Company granted options to purchase 985,000 shares (exercisable at $0.21875 per share, the fair market value of the Common Stock at the date of grant) and a fair value of $0.20. The Company did not record any compensation expense at the date of grant. No stock options were granted during 2000 or 2001.

A summary of option transactions follows:

	Number Of Shares	Range of exercise prices per share	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance outstanding, December 31, 1998	--
Granted	985,000	$0.21875	$0.21875	10.00
Balance outstanding, December 31, 1999	985,000	0.21875	0.21875	9.18
No activity	--
Balance outstanding, December 31, 2000	985,000	0.21875	0.21875	8.18
Exercised	(591,331)	0.21875	0.21875
Cancelled	(43,334)	0.21875	0.21875
Balance outstanding December 31, 2001	350,335	$0.21875	$0.21875	7.18
	======			===

The per share weighted average fair value of stock options granted was $0.20 in 1999 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions volatility - 101.5%, dividend paid - none, risk-free interest rate - 5.25% and expected life in years - 10.

All stock options granted, except as noted in the paragraph below, have been granted to officers and key employees with an exercise price equal to the fair value of the Common Stock at the date of grant. The Company applies APB Opinion No. 25 for issuances to officers and key employees in accounting for its Plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements during December 31, 2001, 2000 or 1999.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's income available to common stockholders would have decreased to the pro forma amounts indicated below for the years ended December 31:

	2001	2000	1999
Income available to common stockholders as reported	$1,479,585	$3,658,098	$2,452,477
Pro forma net income available to common stockholders	$1,438,910	$3,617,423	$2,411,802
Earnings per share, as reported Diluted	$ 0.05	$ 0.13	$ 0.09
Pro forma earnings per share Diluted	$ 0.05	$ 0.13	$ 0.09

Note 14 -	Earnings Per Share of Common Stock

Basic earnings per common share, after deducting dividend requirements on the Company's Series A Stock of $13,181, $23,758 and $23,758 during the years ended December 31, 2001, 2000 and 1999, respectively, were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the years ended December 31, 2001, 2000 and 1999. Diluted earnings per share include additional dilution from potential common stock, such as stock options outstanding or the conversion of preferred shares to common stocks.

Note 15 -	Impairment Recoveries

The impairment recoveries of $84,932 and $374,584 in the years ended December 31, 2001 and 2000, respectively, resulted from the reversal of portions of impairment losses recognized in 1998 in connection with the Company's previously owned Harlan coal royalty and The San Pedro Mining Corporation ("San Pedro"). These recoveries have been separately identified in the Company's operating results from mining for the years ended December 31, 2000 and 1999.

In April 1993, the capital stock of San Pedro was sold for $1,220,000, which was predominantly paid for with a promissory note from the purchaser. After a default by the purchaser in October 1998, the Company determined that collection of the principal balance was doubtful and wrote off the unpaid balance of the note. The impairment loss of $258,538 was recognized in the third quarter of 1998. During 2000 and 1999, the Company foreclosed on certain property and equipment securing the note. Due to the uncertainty of the potential valuations of the assets received, management recorded the recoveries of those assets as they were sold, resulting in recovery of the previously recognized impairment losses.

The Company retained a coal royalty from a property it formerly owned in Harlan, Kentucky. Management determined the royalty interest to be an impaired asset and recorded an impairment loss of $95,618 during the second quarter of 1998 as the owner failed to make the required royalty payments and management determined that the royalty interest had no value. During the second quarter of 1999, the Company received a $53,500 cash payment related to the royalty and the Company recorded this as an impairment recovery.
Note 16 -	Business Segment Information

The Company is primarily involved in three lines of business, electrical construction, mining and real estate. There were no material amounts of sales or transfers between lines of business and no material amounts of export sales. Any intersegment sales have been eliminated.

In December, 2001, the Company hired professional advisors to consider strategic alternatives that may include divestiture of the Company's mining operations. No decision has been made with respect to any such divestiture, nor has any commitment been made to dispose of any segment of the Company's business.

The following table sets forth certain segment information for the periods indicated:

	2001	2000	1999
Sales from operations to unaffiliated customers Electrical construction Mining Real estate Total	$21,804,496 2,016,074 112,545 $23,933,115	$22,696,137 2,508,278 27,233 $25,231,648	$18,113,797 2,073,777 52,950 $20,240,524
	======	======	======
Gross profit (loss) Electrical construction Mining Real estate Total gross profit	$ 3,577,992 (81,052) 12,491 3,509,431	$ 2,320,318 42,166 (54,030) 2,308,454	$ 3,073,756 108,284 41,191 3,223,231
Other income, net	636,729	2,470,966	220,939
General corporate expenses	(2,481,081)	(2,203,623)	(1,446,606)
Income from operations before income taxes	$ 1,665,079	$ 2,575,797	$ 1,997,564
	======	======	======

The following table sets forth certain segment information for the periods indicated

	2001	2000	1999
Identifiable assets Electrical construction Mining Real estate Corporate Total	$11,180,256 3,091,340 3,407,180 5,196,706 $22,875,482	$10,995,872 2,731,748 1,305,570 5,197,765 $20,228,955	$ 9,872,851 2,796,696 433,930 3,192,759 $16,296,236
	=======	=======	=======
Capital expenditures Electrical construction Mining Real estate Corporate Total	$ 1,583,627 145,205 -- 13,257 $ 1,742,089	$ 2,430,854 254,908 41,822 214,688 $ 2,942,272	$ 1,311,940 271,837 -- 72,136 $ 1,655,913
	=======	=======	=======

Depreciation and depletion Electrical construction Mining Real estate Corporate Total	$ 1,256,873 243,928 4,126 63,752 $ 1,568,679	$ 929,732 278,187 3,613 62,764 $ 1,274,296	$ 737,936 309,206 -- 61,789 $ 1,108,931
	=======	=======	=======

Gross profit is total operating revenue less operating expenses. Gross profit excludes general corporate expenses, interest expense, interest income and income taxes. Impairment recoveries are included in the calculation of gross profit for the mining segment. Identifiable assets by industry are used in the operations of each industry.

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

	2001		2000		1999
	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction
Customer A	$8,012	37	$11,165	44
Customer B	2,531	12	2,684	11	$2,764	14
Customer C					2,988	15
Customer D					2,499	12
Customer E					3,529	17
Customer F	2,903	13
Customer G	4,567	21

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information concerning the directors of the Company will be contained under "Election of Directors" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

The executive officers of the Company are as follows:

Name and Title(1)	Year In Which Service Began As Officer	Age
John H. Sottile Chairman of the Board of Directors, President and Chief Executive Officer, Director	1983	54

Dwight W. Severs Director and Secretary	1998	58

Stephen R. Wherry, Vice President, Treasurer and Chief Financial Officer	1988	43

_________________________________
(1)	As of February 1, 2002

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

Information concerning executive compensation will be contained under "Executive Compensation" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information concerning the security ownership of the directors and officers of the registrant will be contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information concerning relationships and related transactions of the directors and officers of the Company will be contained under "Election of Directors" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

(b) Reports on Form 8-K

A Report on Form 8-K was filed on December 19, 2001 announcing that the Registrant is considering strategic moves to maximize shareholder value - including the possible divestiture of its mining operations - to strengthen its focus on the Company's core electrical construction business. To assist in this review, Goldfield retained McFarland Dewey & Co., LLC, investment bankers.

(c) Exhibits
3-1

Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

3-2

By-Laws of the Company, as amended, is hereby incorporated by reference to Exhibit 3-2 of the Company's Current Report on Form 8-K dated December 19, 2000, heretofore filed with the Commission (file No. 1-7525).

3-3

Amendment to the Amended By Laws of the Company is hereby incorporated by reference in Exhibit 3-3 of the Company's Current Report on Form 8-K dated December 19, 2000, heretofore filed with the Commission (file No. 17525).

4-1

Specimen copy of Company's Common Stock certificate is hereby incorporated by reference to Exhibit 4-5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

4-2

The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to Exhibit 4-3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, heretofore filed with the Commission (file No. 1-7525).

10-1

Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company's report on Form 10-Q for the quarter ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

10-2

The Goldfield Corporation and Subsidiaries Standardized Adoption Agreement and Prototype Cash or Deferred Profit-Sharing Plan and Trust Basic Plan Document #3 effective January 1, 1995, is hereby incorporated by reference to Exhibit 10-9 of the Company's report on Form 10-Q for the quarter ended March 31, 1995, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 14 of notes to consolidated financial statements.
*21	Subsidiaries of Registrant
*23	Consent of Independent Auditors
*24	Powers of Attorney
(a)	Powers of Attorney
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOLDFIELD CORPORATION By /s/ John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director

Dated:  March 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2002.
Signature	Title
/s/ John H. Sottile (John H. Sottile)	Chairman of the Board of Directors, President, Chief Executive Officer and Director
/s/ Stephen R. Wherry (Stephen R. Wherry)	Vice President, Finance and Chief Financial Officer (Principal Financial Officer), Treasurer and Principal Accounting Officer
/s/ Dwight W. Severs (Dwight W. Severs)	Director and Secretary
* (Thomas E. Dewey, Jr.)	Director
* (Harvey C. Eads, Jr.)	Director
* (John P. Fazzini)	Director
* (Danforth E. Leitner)	Director
* (Al Marino)	Director
*By: /s/ John H. Sottile John H. Sottile Attorney-in-Fact