Form 10-K/A
period 2001-12-31
GOLDFIELD CORP
filed 2002-04-29
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period       to

Commission File Number: 1-7525

        The Goldfield Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0031580 (IRS Employer Identification Number)
100 Rialto Place, Suite 500, Melbourne, Florida (Address of principal executive offices)	32901 (Zip Code)

       (321) 724-1700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class Common Stock Par Value $.10 per share	Name of each exchange on which registered The American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On April 19, 2002, the aggregate market value (based upon the closing price on The American Stock Exchange) of the common stock held by nonaffiliates was approximately $13 million.

     As of April 19, 2002, 27,446,079 shares of the Registrant's common stock were outstanding.

Documents Incorporated by Reference
None

Reason for Amendment

This amendment is being filed to set forth the information required pursuant to Part III of the Form 10-K. Part III of the Form 10-K will not be incorporated by reference from the Company's Proxy Statement for its 2002 annual meeting as disclosed in the Form 10-K filed on March 20, 2002.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company are as follows:

Name and Business Address	Principal Occupation For the Last Five Years	Director Since	Officer Since	Age (1)

Thomas E. Dewey, Jr. McFarland Dewey & Co.,LLC 230 Park Avenue New York, NY 10169	Member of McFarland Dewey & Co., LLC, New York, NY (investment banking firm) since 1989.(2)	2002		69
Harvey C. Eads, Jr. The Goldfield Corporation Suite 500, 100 Rialto Place Melbourne, FL 32901	Retired; City Manager of Coral Gables, Florida between May 1988 and November 2001.	1999		56
John P. Fazzini Bountiful Lands, Inc. 101 East Stuart Avenue Lake Wales, FL 33853	Real Estate Developer; President of Bountiful Lands, Inc. (real estate development corporation) since 1980.	1984		57
Patrick S. Freeman St. Cloud Mining Company St. Cloud Mill Site Winston, NM 87943	President of the Company's mining subsidiaries since 1988.		1991	55
Robert Jones Southeast Power Corporation 1805 Hammock Road Titusville, FL 32796	President of the company's electrical construction subsidiary since 1995.		1995	54
Danforth E. Leitner The Leitner Company 528 North Main Street Hendersonville, NC 28792	Real Estate Broker; Real Estate Appraiser; President of The Leitner Company (real estate brokerage and appraisal corporation) since 1984.	1985		61
Al Marino A.M. Marino Design, Inc. 1483 Main Street Weymouth, MA 02190	Architectural Designer; President of A.M. Marino Design, Inc. (architectural design firm) since 1986 (Mr. Marino is the son of Anthony J. Ford who owns 2,065,300 shares of the Company's Common Stock).	2001		44
Dwight W. Severs Titusville City Attorney 555 South Washington Avenue Titusville, FL 32796	Secretary of the Company since 1999; City Attorney for City of Titusville, Florida since January 1999; Principal for the firm of Dwight W. Severs & Associates, P.A. since March 1998; a member of the law firm of Severs, Stadler & Harris, P.A. between January 1995 and March 1998.	1998	1999	58

Name and Business Address	Principal Occupation For the Last Five Years	Director Since	Officer Since	Age (1)

John H. Sottile The Goldfield Corporation Suite 500, 100 Rialto Place Melbourne, FL 32901	Chairman of the Board of Directors of the Company since May 1998; President of the Company since 1983 and Chief Executive Officer of the Company since 1985.	1983	1983	54
Stephen R. Wherry The Goldfield Corporation Suite 500, 100 Rialto Place Melbourne, FL 32901	Vice President of the Company since 1992; Treasurer and Chief Financial Officer since 1988.		1988	43

(1) As of December 31, 2001

(2)  Mr. Dewey also serves as a director of Northwest Natural Gas Company, Vysis, Inc. and Genelabs Technologies, Inc. as well as a trustee of The Scripps Research Institute and chairman emeritus of the board of trustees of Lenox Hill Hospital in New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Copies of all such reports filed with the SEC are required to be furnished to the Company. Based solely on the Company's review of the copies of such reports it has received, the Company believes that all of its executive officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the year ended December 31, 2001.

Item 11.     Executive Compensation.

The following Summary Compensation Table sets forth the cash compensation for the Company's Chief Executive Officer and executive officers, including two executive officers of subsidiaries, whose compensation exceeded $100,000 during the years ended December 31, 2001, 2000 and 1999. The information provided under the heading "Executive Compensation" is that required by "small business issuers" as defined by the rules of the SEC.

Summary Compensation Table
		Annual Compensation			Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	All Other Compensation ($)(2)	Stock Options (in shares) (3)

John H. Sottile	2001	388,510	125,000	10,328	--
Chairman, President and	2000	380,333	--	250,158	--
Chief Executive Officer	1999	369,556	--	9,676	375,000

Patrick S. Freeman	2001	112,500	18,336	5,375	--
President of mining	2000	112,500	8,758	96,773	--
subsidiaries	1999	112,500	18,000	4,989	125,000

Robert L. Jones	2001	105,000	332,239	7,497	--
President of electrical	2000	105,000	189,089	97,379	--
construction subsidiary	1999	105,000	266,042	6,965	125,000

Stephen R. Wherry	2001	125,000	40,000	6,132	--
Vice President, Treasurer	2000	118,229	65,000	96,070	--
and Chief Financial Officer	1999	108,750	24,000	4,693	125,000

(1)	Amounts reported represent compensation earned for the year, some of which may have been paid in a subsequent year.
(2)

All other compensation for 2001 included (a) the economic benefit related to the insurance policies under the terminated Employee Benefit Agreements ($5,228 for Mr. Sottile; $1,737 for Mr. Freeman; $2,397 for Mr. Jones; and $1,032 for Mr. Wherry) and (b) Company contributions to the Company's Cash Deferred Profit Sharing Plan ($5,100 for Mr. Sottile; $3,638 for Mr. Freeman; $5,100 for Mr. Jones; and $5,100 for Mr. Wherry). Amounts for 2000 included (a) payments related to the termination of the Company's Employee Benefit Agreements ($240,000 for Mr. Sottile; $90,000 for Mr. Freeman; $90,000 for Mr. Jones; and $90,000 for Mr. Wherry), (b) the economic benefit related to the life insurance policies under the terminated Employee Benefit Agreements ($5,058 for Mr. Sottile; $1,673 for Mr. Freeman; $2,279 for Mr. Jones; and $970 for Mr. Wherry) and (c) Company contributions to the Company's Cash Deferred Profit Sharing Plan ($5,100 each for Messrs. Sottile, Freeman, Jones and Wherry). Amounts for 1999 included (a) the economic benefit related to the insurance policies under the terminated Employee Benefit Agreements ($4,876 for Mr. Sottile; $1,614 for Mr. Freeman; $2,165 for Mr. Jones; and $906 for Mr. Wherry) and (b) Company contributions to the Company's Cash Deferred Profit Sharing Plan ($4,800 for Mr. Sottile; $3,375 for Mr. Freeman; $4,800 for Mr. Jones; and $3,787 for Mr. Wherry).

(3)	All stock option awards were made pursuant to The Goldfield Corporation 1998 Executive Long-term Incentive Plan.

OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUE

The following table provides information about the stock options exercised by the named executive officers during the year ended December 31, 2001 and held by them as of that date.
	Shares Acquired	Dollar Value	Number of Securities Underlying Unexercised		Value of Unexercised In-the-Money Options
Name	On Exercise	Realized on Exercise	Options at End of 2001		at End of 2001(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)	(#)	($)	($)
John H. Sottile	250,000	72,813	--	125,000	--	37,656
Patrick S. Freeman	83,333	24,271	--	41,667	--	12,552
Robert L. Jones	83,333	24,271	--	41,667	--	12,552
Stephen R. Wherry	83,333	24,271	--	41,667	--	12,552

(1) The value of the options is based upon the difference between the exercise price and the closing price per share on December 31, 2001, $0.52.

On November 1, 2001, the Company entered into an amended and restated employment agreement with John H. Sottile. This agreement superseded the prior employment agreement dated January 15, 1985 and the employment agreement made by a subsidiary of the Company as of January 1, 1986, both as subsequently amended. This amended and restated employment agreement provides for continuous employment until January 31, 2005 and shall be extended automatically for three months on the last day of each three-month period following the effective date, November 1, 2001. This contract currently entitles Mr. Sottile to a salary of $388,510, which salary may be increased; provided, however, that as a minimum, it shall be increased effective January 1 of each year by an amount equal to the percentage increase, if any, over the preceding twelve months in the Consumer Price Index for all urban consumers. If Mr. Sottile's employment is terminated by the Company without cause, or if Mr. Sottile terminates his employment for good reason (as defined by the contract), Mr. Sottile is entitled to receive, in addition to other benefits, an amount equal to lump sum cash amount equal to 2.999 times his average W-2 compensation for the preceding five full calendar years. In the event of his permanent disability, the Company may terminate Mr. Sottile's employment upon at least thirty days advance written notice. He or his estate will then be entitled to receive, in addition to other benefits, an amount equal to lump sum cash amount equal to one times his average W-2 compensation for the preceding five full calendar years.

Employee Benefit Agreements

Beginning in 1989, the Company entered into Employee Benefit Agreements (each, a "Benefit Agreement") with Messrs. Sottile, Jones, Freeman and Wherry and certain employees of the Company. Under the terms of each Benefit Agreement, the Company owned life insurance policies that accumulated cash surrender value for the retirement of the employee, at age sixty-five, while also providing a life insurance benefit for the employee. Under the terms of each Benefit Agreement, the Company was entitled to a refund of the lesser of the previously paid premiums or the cash surrender value of the insurance policy, either upon retirement of the employee, the death of the employee or upon the termination of the Benefit Agreement. The Company had the right to terminate the Benefit Agreement without any future obligation by giving written notice to the employee. If the Benefit Agreement was terminated, the Company was entitled to receive the lesser of the cash surrender value of the insurance policy or the total of previously paid premiums. In 2000, the Board of Directors reviewed the Benefit Agreements and related insurance policies and decided it was in the best interest of the Company to terminate the Benefit Agreements to eliminate the annual insurance premium obligations. During the second quarter of 2000, the Company entered into Cancellation and Release Agreements pursuant to which the Benefit Agreements were terminated. In consideration of terminating the future retirement benefit associated with the Benefit Agreements, the Company decided to compensate the affected employees. The net expense to the Company was $425,311. Although the Company does not anticipate making any further cash premium payments, the Company will continue to own the policies and has granted each employee the right to name the beneficiary for the death benefits in excess of premiums previously paid by the Company, less any outstanding loans.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 19, 2002, certain stock ownership information regarding all stockholders known by the Company to be the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company and executive officers and directors of the Company.

Beneficial Owners	Amount Beneficially Owned	Percent of Class (1)(2)	Percent of Voting Securities (3)

(a) Holders of more than 5% (other than directors): Anthony J. Ford (4) 33 Van Ripper Street Staten Island, NY 10302	2,065,300	7.52%	7.52%

(b) Directors and Executive Officers:
Thomas E. Dewey, Jr.	100	*	*
Harvey C. Eads, Jr.	1,000	*	*
John P. Fazzini	20,100	*	*
Patrick S. Freeman	175,200	*	*
Robert L. Jones	250,000	*	*
Danforth E. Leitner	20,600	*	*
Al Marino (5)	1,000	*	*
Dwight W. Severs	42,000	*	*
John H. Sottile (6)	1,038,288	3.77%	3.77%
Stephen R. Wherry	135,000	*	*

(c) All Executive Officers and Directors as a group (10 in number):	1,683,288	6.11%	6.11%

*	Less than 1%
(1)	Includes holdings of spouses, minor children, relatives and spouses of relatives living in the same household, even if beneficial ownership is disclaimed.
(2)

All percentages have been determined as of April 19, 2002 in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days after April 19, 2002.

(3)

In accordance with the rules of the SEC, the percentage shown in this column opposite the name of each person has been computed assuming the exercise of any options held by such person or group and that no exercises by others have occurred.

(4)	Information as to shares beneficially owned by Mr. Ford based on information provided by Mr. Ford to the Company.
(5)	Does not include 2,065,300 shares of the Company's Common Stock owned by Mr. Marino's father, Anthony J. Ford, as to which Mr. Marino disclaims beneficial ownership.
(6)	Includes 140,400 shares of Common Stock owned by Mr. Sottile's wife, Ann Sottile, and 27,451 shares of Common Stock owned by Mr. Sottile's son, John Nicholas Sottile.

Item 13. Certain Relationships and Related Transactions.

In December, 2001, the Company retained McFarland Dewey & Co., LLC to assist the Company in its evaluation of strategic alternatives, which may include divestiture of the Company's mining operations. During 2001, McFarland Dewey was paid a retainer of $50,000 and will be entitled to additional fees with respect to a transaction if and when a transaction is consummated. Mr. Dewey is a member of McFarland Dewey.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION

By
/s/ John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director

Dated:  April 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 2002.
Signature	Title
/s/ John H. Sottile (John H. Sottile)	Chairman of the Board of Directors, President, Chief Executive Officer and Director.

/s/ Stephen R. Wherry (Stephen R. Wherry)	Vice President, Finance and Chief Financial Officer (Principal Financial Officer), Treasurer and Principal Accounting Officer.
/s/ Dwight W. Severs (Dwight W. Severs)	Director and Secretary
_________*______________ (Thomas E. Dewey, Jr.)	Director
_________*______________ (Harvey C. Eads, Jr.)	Director
_________*______________ (John P. Fazzini)	Director
_________*______________ (Danforth E. Leitner)	Director
_________*______________ (Al Marino)	Director

*By: /s/ John H. Sottile
John H. Sottile
Attorney-in-Fact

   Pursuant to Powers of Attorney filed as Exhibit 24
    to original Report on Form 10K filed March 20, 2002.