Form 10-Q
period 2002-03-31
GOLDFIELD CORP
filed 2002-05-15
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes  X     No ___

     As of March 31, 2002, 27,446,079 shares of the Registrant's common stock, par value $.10 per share, were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

Part I. Financial Information
Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2002	2001

		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$ 4,279,081	$ 4,434,175
Accounts receivable and accrued billings	2,689,000	3,477,195
Current portion of notes receivable	19,789	22,314
Costs and estimated earnings in excess of
billings on uncompleted contracts	664,627	557,433
Deferred income taxes	94,979	242,742
Land and land development costs	487,162	487,162
Residential properties under construction	1,573,461	1,022,675
Prepaid expenses and other current assets	741,745	643,647
Current assets of discontinued operations (Note 3)	1,120,226	902,875

Total current assets	11,670,070	11,790,218

Property, buildings and equipment, net	5,029,967	4,777,838

Notes receivable, less current portion	70,274	76,219

Deferred charges and other assets
Deferred income taxes, less current portion	1,998,693	2,063,241
Land and land development costs, less current portion	1,603,742	1,512,616
Land held for sale	158,326	175,189
Cash surrender value of life insurance	287,392	291,695

Total deferred charges and other assets	4,048,153	4,042,741

Non-current assets of discontinued operations (Note 3)	2,283,626	2,188,466

Total assets	$ 23,102,090	$ 22,875,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 1,375,004	$ 2,105,767
Note payable to bank (Note 4)	1,491,983	955,268
Current portion of deferred gain on installment sales	9,418	9,983
Income taxes payable	8,236	19,573
Current liabilities of discontinued operations (Note 3)	265,328	171,530

Total current liabilities	3,149,969	3,262,121

Deferred gain on installment sales, less current portion	30,858	33,023
Non-current liabilities of discontinued operations	-	-

Total liabilities	3,180,827	3,295,144

Commitments and contingencies (Note 5)
Stockholders' equity
Common stock, $.10 par value per share,
40,000,000 shares authorized; issued and
outstanding 27,463,437 shares	2,746,344	2,746,344
Capital surplus	18,440,081	18,440,081
Accumulated deficit	(1,246,442)	(1,587,367)

Total	19,939,983	19,599,058
Less common stock in treasury, 17,358
shares, at cost	18,720	18,720

Total stockholders' equity	19,921,263	19,580,338

Total liabilities and stockholders' equity	$ 23,102,090	$ 22,875,482

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2002	2001

		(Restated)

Revenue
Electrical construction	$ 5,596,776	$ 6,450,996
Real estate	25,749	9,538

Total revenue	5,622,525	6,460,534

Costs and expenses
Electrical construction	4,445,586	4,561,634
Real estate	23,211	25,462
Depreciation and amortization	332,985	311,989
General and administrative	485,207	558,940

Total costs and expenses	5,286,989	5,458,025

Other income, net
Interest income	14,943	49,947
Interest expense, net	(7,191)	(12,373)
Gain on sale of property and equipment	9,757	3,000
Other	187	15,886

	17,696	56,460

Net income from continuing operations
before income taxes	353,232	1,058,969

Income taxes	142,435	358,489

Net income from continuing operations	210,797	700,480

Preferred stock dividends (Note 7)	-	5,939

Income available to common
stockholders from continuing operations	210,797	694,541

Income from discontinued operations (including
gain on the sale of real estate of $237,843 in
2002 and $85,985 in 2001) (net of income taxes
of $87,930 in 2002 and $23,835 in 2001) (Note 3)	130,128	46,267

Net income	$ 340,925	$ 740,808

Earnings per share of common stock -
basic and diluted (Note 7)
Income from continuing operations	$ 0.01	$ 0.03

Income from discontinued operations	$ 0.00	$ 0.00

Net income	$ 0.01	$ 0.03

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	27,446,079	26,891,770

Diluted	28,057,556	27,538,202

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001

		(Restated)
Cash flows from operating activities
Net income from continuing operations	$ 210,797	$ 700,480
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	332,984	311,989
Deferred income taxes	212,311	318,000
Gain on sale of property and equipment	(9,756)	(3,000)
Gain on disposition of land held for sale	(25,749)	(9,538)
Cash provided from (used by) changes in
Accounts receivable and accrued billings	788,195	71,790
Costs and estimated earnings in excess
of billings on uncompleted contracts	(107,194)	(647,731)
Recoverable income taxes	-	39,256
Prepaid expenses and other current assets	(98,098)	244,697
Accounts payable and accrued liabilities	(730,763)	(520,540)
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	(1,697)
Income taxes payable	(11,337)	19,725

Net cash provided by operating activities of continuing operations	561,390	523,431
Net cash provided by operating activities of discontinued operations	17,234	74,218

Net cash provided by operating activities	578,624	597,649

Cash flows from investing activities
Proceeds from the disposal of property and equipment	14,805	3,000
Expenditures for residential properties under construction	(550,786)	-
Proceeds from notes receivable	8,469	19,247
Purchases of property and equipment	(590,162)	(722,622)
Purchases of properties held for development	(91,126)	(429,791)
Proceeds from sale of land held for sale	39,882	-
Life insurance proceeds	-	2,000,000
Cash surrender value of life insurance	4,304	2,084

Net cash provided by (used in) investing activities of continuing operations	(1,164,614)	871,918
Net cash provided by (used in) investing activities of discontinued operations	79,050	(355,176)

Net cash provided by (used in) investing activities	(1,085,564)	516,742

Cash flows from financing activities
Proceeds from the exercise of stock options	-	124,614
Net proceeds from note payable to bank	536,715	-
Payments of preferred stock dividends	-	(5,939)

Net cash provided by financing activities of continuing operations	536,715	118,675
Net cash provided by financing activities of discontinued operations	-	-

Net cash provided by financing activities	536,715	118,675

Net increase in cash and cash equivalents	29,775	1,233,066
Cash and cash equivalents at beginning of period	4,662,126	3,181,948

Cash and cash equivalents at end of period	$ 4,691,901	$ 4,415,014

Cash and cash equivalents at end of period
Continuing operations	$ 4,279,081	$ 4,357,168
Discontinued operations	412,820	57,846

	$ 4,691,901	$ 4,415,014

Supplemental disclosure of cash flow information
Income taxes paid	$ 29,392	$ 5,342
Interest paid	2,886	10,289

Supplemental disclosure of non-cash investing activities
Notes receivable in partial payment
for land held for sale	263,580	93,300

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 and 2001

Note 1 -	Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date as adjusted to reflect the assets and liabilities of the mining operations as discontinued and to reflect all assets and liabilities, as current and noncurrent (not netted), as required by a new accounting pronouncement (SFAS 144) adopted January 1, 2002. In addition, the unaudited consolidated financial statements for the three months ended March 31, 2001 have been restated to reflect the operating results of the mining operations within discontinued operations.
Note 2 -	Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.
Note 3 -	Discontinued Operations

On December 18, 2001, the Company announced it was considering strategic moves to maximize shareholder value, including possible divestiture of its mining operations. To assist in this review, the Company retained the investment banking firm, McFarland Dewey & Co., LLC. On April 23, 2002, the company announced that it had signed a letter of intent to sell all of its existing mining operations to an unaffiliated private purchaser. The sale is contingent upon the completion of the purchaser's due diligence and execution of a definitive agreement. The sale is expected to be for a cash consideration in excess of the Company's carrying value of the properties, which was $3,138,524 at March 31, 2002. Accordingly, as required by SFAS 144, the operating results of the mining operations for the first quarter ended March 31, 2002 and prior periods have been restated as discontinued operations.

Based on the terms of the letter of intent and management's estimate, management does not expect to incur either a loss on the disposal of the mining segment or operating losses during the disposal period. The actual results on disposal of the mining segment, including operating results through the disposal period, may be different from management's estimates and the difference could be material. To the extent actual proceeds from the eventual sale of the assets of the mining segment and operating results during the period differ from management's estimates reflected in these consolidated financial statements, the variance will be reported within discontinued operations in future periods.

Unaudited operating results of the discontinued operations, were as follows:
	Three Months Ended March 31,
	2002	2001

Net sales	$ 701,784	$ 544,886
Cost of sales	(677,334)	(513,897)
Depreciation	(54,288)	(61,931)
Gross loss	(29,838)	(30,942)
General and administrative expense	(3,464)	(292)
Operating loss	(33,302)	(31,234)
Other income, net
Interest expense	(3,452)	(4,147)
Other income, net (including
gain on sale of real
estate of $237,843 in
2002 and $85,985 in 2001)	254,812	105,483
	251,360	101,336
Income from discontinued operations before income taxes	218,058	70,102
Income taxes	(87,930)	(23,835)

Income from discontinued operations, net of tax	$ 130,128	$ 46,267

Assets and liabilities of the discontinued operations have been reflected in the unaudited consolidated balance sheets as current or non-current based on the original classification of the accounts. The following is a summary of assets and liabilities of discontinued operations:
	March 31, 2002	December 31, 2001
Current assets
Cash	$ 412,820	$ 227,951
Accounts receivable	336,051	137,728
Inventories	278,359	341,059
Other	92,996	196,137
Total current assets	1,120,226	902,875

Non-current assets
Property, buildings and equipment, net	1,525,693	1,579,982
Other non-current assets	757,933	608,484
Total non-current assets	2,283,626	2,188,466

Total assets of discontinued operations	$ 3,403,852	$ 3,091,341

Current liabilities
Accounts payable and accrued liabilities	$ 265,328	$ 171,530
Total liabilities of discontinued operations	$ 265,328	$ 171,530

Note 4 -	Note Payable to Bank

During July 2001, a subsidiary of the Company entered into a $2,500,000 mortgage note for the construction of the Company's first condominium project. Under the terms of the note, interest is payable monthly at prime less one-quarter percent (4.5% at March 31, 2002). The note is secured by the land and improvements and is guaranteed by the Company. The note, which had a balance of $1,491,983 at March 31, 2002, was repaid on April 15, 2002 with proceeds from a new credit facility. During the three months ended March 31, 2002, the Company capitalized $14,335 of interest costs related to the construction of the first condominium project.
Note 5 -	Commitments and Contingencies

The Company has provided third party guarantees for the Company's wholly owned mining subsidiaries, St. Cloud Mining Company and The Lordsburg Mining Company, in favor of the State of New Mexico's Mining and Minerals Division of the Energy, Minerals and Natural Resources Department ("Financial Assurances"). These Financial Assurances, amounting to $269,787, guaranty approved post mine reclamation plans for the Company's mines. The Company has also provided a Financial Assurance for $16,390 to guaranty approved post mine reclamation plans for the San Pedro Mine. Although the Company sold the San Pedro Mine to an unrelated third party during 1999, the Company remains liable under this guaranty.

In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2002, outstanding performance bonds issued on behalf of the Company amounted to approximately $4,500,000.
Note 6 -	Income Taxes

At March 31, 2002, the Company had tax net operating loss carryforwards of approximately $2,150,000 available to offset future taxable income, which if unused will expire from 2008 through 2018. The Company has alternative minimum tax credit carryforwards of $372,000, which are available to reduce future Federal income taxes over an indefinite period.
Note 7 -	Earnings Per Share of Common Stock

Basic earnings per common share, after deducting dividend requirements on the Company's Series A Stock of $5,939 during the three months ended March 31, 2001 were based on the weighted average number of shares of Common Stock outstanding, excluding 17,358 shares of Treasury Stock for each of the three months ended March 31, 2002 and 2001. Diluted earnings per share include additional dilution from potential common stock, such as stock options outstanding or the conversion of preferred shares to common stocks.

All 339,407 shares of the Company's Series A 7% Voting Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series A Stock") were redeemed on July 20, 2001 at a redemption price of $1.00 per share. The Series A Stock had a quarterly dividend rate of $.07 per share.
Note 8 -	Business Segment Information

Excluding the mining operations, which are being reported as discontinued operations, the Company is primarily involved in two lines of business, electrical construction and real estate. There were no material amounts of sales or transfers between lines of business and no material amounts of export sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the three months ended
March 31, as indicated
	2002	2001
Sales from operations to unaffiliated customers Electrical construction Real estate Total	$5,596,776 25,749 $5,622,525	$6,450,996 9,538 $6,460,534

Gross profit (loss) Electrical construction Real estate Total gross profit	$ 830,515 1,800 832,315	$1,596,574 (17,124) 1,579,450
Other income, net	17,696	56,460
General corporate expenses	(496,779)	(576,941)
Income from continuing operations before income taxes	$ 353,232	$1,058,969

The following table sets forth certain segment information for the periods indicated

	March 31,	December 31,
	2002	2001
Identifiable assets
Continuing operations Electrical construction Real estate Corporate Discontinued operations Total	$11,277,351 3,997,051 4,423,836 3,403,852 $23,102,090	$11,180,256 3,407,180 5,196,706 3,091,340 $22,875,482

Note 9 -	Recent Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions of a Segment of a Business." This Statement is effective for financial statements with fiscal years beginning after December 15, 2001. Adoption of this Statement on January 1, 2002 did not have a significant impact on the financial position or results of operations of the Company.

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in the documents we incorporate by reference into this Quarterly Report on Form 10-Q. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may effect our results include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electric construction field, including intensification of price competition; the availability of skilled construction labor; and, in connection with our real estate projects, general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

Critical Accounting Policies and Estimates

This discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to fixed price contracts and deferred income tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its most significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Results of Operations

Three months ended March 31, 2002 compared to Three months ended March 31, 2001

Continuing Operations

Revenues

Total revenues in the three months ended March 31, 2002 were $5,622,525, compared to $6,460,534 in the three months ended March 31, 2001. This decrease in total revenues was attributable to lower revenues in the electrical construction operations.

Electrical construction revenue decreased by 13.2% in the three months ended March 31, 2002 to $5,596,776 from $6,450,996 in the three months ended March 31, 2001, primarily as a result of a decrease in both fiber optic and transmission line construction projects. There was no revenue earned from fiber optic construction during the three months ended March 31, 2002. Lower levels of fiber optic construction are expected to continue for the near term. Personnel previously performing fiber optic cable installation have been reallocated to transmission line construction.

Revenue, costs and expenses and gross profit relating to real estate operations through March 31, 2002 were not significant, and were attributable largely to the sale of single-family lots in the Fawn Lake subdivision near Mims, Florida ("Fawn Lake"). However, at March 31, 2002 the Company had investments in real estate of $3,822,691, primarily representing expenditures made in connection with the Company's condominium development projects described below under "Liquidity and Capital Resources." Revenue from the sale of the condominium projects will be recognized as title is transferred and the purchaser has made the required minimum initial investment. The Company anticipates that these projects will contribute significant revenues beginning in the third quarter of 2002.

Operating Results

Electrical construction operations had a gross profit of $830,515 in the three months ended March 31, 2002, compared to a gross profit of $1,596,574 during the three months ended March 31, 2001, a decrease of 48.0%. As a percentage of revenue, gross margins on electrical construction operations decreased to 14.8% for the three months ended March 31, 2002 from 24.7% for the three months ended March 31, 2001. Gross profit was lower for the three months ended March 31, 2002 due primarily to decreased margins on transmission line construction. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At March 31, 2002, the approximate value of uncompleted contracts was $7,700,000, compared to $7,000,000 at March 31, 2001.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased slightly to $5,286,989 in the three months ended March 31, 2002 from $5,458,025 in the three months ended March 31, 2001.

Electrical construction costs were $4,445,586 in the three months ended March 31, 2002, a decrease of 2.5% from $4,561,634 in the three months ended March 31, 2001. This decrease was largely attributable to a decrease in the amount of incentive bonuses incurred due to a lower level of profitability.

Depreciation and amortization was $332,985 in the three months ended March 31, 2002, compared to $311,989 in the three months ended March 31, 2001. The increase in depreciation and amortization for 2001 was largely a result of recent capital expenditures, most of which have occurred in the company's electrical construction business.

General and administrative expenses of the Company decreased to $485,207 in the three months ended March 31, 2002, from $558,940 in the three months ended March 31, 2001. This decrease was primarily a result of decreased professional fees. General and administrative expenses as a percentage of revenue decreased slightly to 8.6% from 8.7% in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Other Income

Other income in the three months ended March 31, 2002 was $17,696, compared to $56,460 in the three months ended March 31, 2001. The decrease in other income for 2002 was mainly a result of decreased interest income. This decrease was as a result of the general decline in interest rates.

Income Taxes

The provision for income taxes was $142,435 in the three months ended March 31, 2002, an effective tax rate of 40.3%, as compared to an income tax provision of $358,489 in the three months ended March 31, 2001, an effective tax rate of 34.0%. The effective tax rate differs from the statutory rate for the three months ended March 31, 2002 largely due to state income taxes.

Discontinued Operations

On December 18, 2001, the Company announced it was considering strategic moves to maximize shareholder value, including possible divestiture of its mining operations. To assist in this review, the Company retained the investment banking firm, McFarland Dewey & Co., LLC. On April 23, 2002, the company announced that it had signed a letter of intent to sell all of its existing mining operations to an unaffiliated private purchaser. The sale is contingent upon the completion of the purchaser's due diligence and execution of a definitive agreement. The sale is expected to be for a cash consideration in excess of the Company's carrying value of the properties, which was $3,138,524 at March 31, 2002. Accordingly, as required by SFAS 144, the operating results of the mining operations for the first quarter ended March 31, 2002 and prior periods have been restated as discontinued operations.

Based on the terms of the letter of intent and management's estimate, management does not expect to incur either a loss on the disposal of the mining segment or operating losses during the disposal period. The actual results on disposal of the mining segment, including operating results through the disposal period, may be different from management's estimates and the difference could be material. To the extent actual proceeds from the eventual sale of the assets of the mining segment and operating results during the period differ from management's estimates reflected in these consolidated financial statements, the variance will be reported within discontinued operations in future periods.

Revenues

Revenue from mining operations increased 28.8% to $701,784 in the three months ended March 31, 2002 from $544,886 in the three months ended March 31, 2001. This increase was attributable to an increase in construction aggregate projects.

Operating Results

During the three months ended March 31, 2002, mining operations experienced a gross loss of $29,838 compared to a gross loss of $30,942 during the three months ended March 31, 2001. As a percentage of revenue, gross margins in the mining operations improved to (4.3)% for the three months ended March 31, 2002 from (5.7)% for the three months ended March 31, 2001. The operating results from mining included depreciation expense of $54,288 during the three months ended March 31, 2002, compared to $61,931 during the three months ended March 31, 2001.

St. Cloud Mining Company, a wholly owned subsidiary of the Company, sold 3,759 tons of natural zeolite during the three months ended March 31, 2002, compared to 4,401 tons during the three months ended March 31, 2001.

Costs and Expenses

Mining costs were $677,334 in the three months ended March 31, 2002, compared to $513,897 in the three months ended March 31, 2001. This increase was mainly attributable to an increase in construction aggregate projects.

Other Income

Other income in the three months ended March 31, 2002 was $251,360, compared to $101,336 in the three months ended March 31, 2001. For the three months ended March 31, 2002 and 2001, other income included $237,843 and $85,985, respectively, from the gain on sale of land in New Mexico earned by the Company's mining subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents, including both continuing and discontinued operations, at March 31, 2002 were $4,691,901 as compared to $4,662,126 as of December 31, 2001. Working capital, including both continuing and discontinued operations, at March 31, 2002 was $8,520,101, compared to $8,528,097 at December 31, 2001. The Company's ratio of current assets to current liabilities increased slightly to 3.7:1 at March 31, 2002, from 3.6:1 at December 31, 2001.

During the three months ended March 31, 2001, the Company received proceeds of $124,614 from the exercise of 569,665 stock options of the Company's Common Stock. The options were exercisable at $0.21875 per share, the fair market value of the Common Stock at the date of the grant. There were no stock options exercised during the three months ended March 31, 2002. At March 31, 2002, 350,335 shares were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.

The Company does not enter into financial instruments for trading purposes. Financial instruments consist principally of cash and cash equivalents with limited market risk sensitivity.

The Company paid cash dividends on its Series A Preferred Stock in the amount of $5,939 during the quarter ended March 31, 2001. On June 19, 2001, the Board of Directors of the Company, in accordance with the Restated Certificate of Incorporation, voted to redeem its Series A Stock. All 339,407 shares of Series A Stock were redeemed on July 20, 2001 for $1 per share, or $339,407. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

On April 15, 2002, the Company entered into a new loan agreement with Wachovia Bank, N.A. ("Wachovia") for a $6,000,000 line of credit. This new line of credit replaces the previous line of credit and mortgage note payable provided by SunTrust Bank of Central Florida, N.A. ("SunTrust"). The mortgage note payable with SunTrust, which had a balance of $1,491,983 at March 31, 2002, was repaid on April 15, 2002 with proceeds from the new credit facility with Wachovia.

The new credit facility will be used to finance the costs of constructing condominium units in Florida. $1,500,000 of the loan may be used to meet the operating capital requirements of the Company or any of its subsidiaries. This credit facility is guaranteed by the Company's electrical construction subsidiary and contains a negative pledge. Amounts borrowed under the credit facility bear interest at a rate equal to LIBOR plus 1.90%. The credit facility contains usual and customary covenants for a credit facility of this nature including certain financial ratios and indebtedness covenants and the consent of the lender for any merger or consolidation and any change in the Company's current Chief Executive Officer. This credit facility is due on demand and is reviewed annually.

The Company's capital expenditures for continuing operations for the three months ended March 31, 2002 decreased to $590,162 from $722,622 for the three months ended March 31, 2001. This decrease in the level of capital expenditures was attributable to decreased expenditures at the Company's electrical construction segment.

As of March 31, 2002, the Company had expended $3,664,365 in land acquisition and development costs on its four condominium projects. This was funded from internal cash reserves and real estate bank financing, which had $1,491,983 and $955,268 outstanding at March 31, 2002, and December 31, 2001, respectively. It is anticipated that future construction costs will be funded through bank financing and will be repaid from the proceeds from condominium sales. The primary focus of the Company's real estate operations is on the development of small, high-end, waterfront condominium projects. To date, the Company has purchased four sites, three of which are waterfront, in the Cocoa Beach, Florida area. The projects planned are a twelve unit riverfront condominium ("Country Club Point"), a six unit oceanfront condominium ("Riomar"), and a sixteen unit oceanfront condominium ("Cape Club"). Plans for the fourth site, ("Oak Park"), have not yet been finalized. During July 2001, the Company commenced construction on Country Club Point, which is expected to be completed in the summer of 2002. During May 2002, the Company commenced construction on Riomar, which is expected to be completed in late 2003. Cape Club is also expected to be completed in late 2003. All twelve units at Country Club Point are under contract for sale (total aggregate sales price of $4,300,000) with anticipated closings in the third quarter of 2002. Five of the six units at Riomar (total estimated aggregate sales price of $3,850,000) are under contract for sale. Fifteen of the sixteen units at Cape Club (total estimated aggregate sales price of $7,650,000) have been reserved with refundable deposits. Revenue from condominium sales will not be recognized until closings.

The following table summarizes the Company's future contractual obligations at March 31, 2002:

Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	After 2 Years
Continuing operations
Note payable	$1,491,983	$1,491,983	--	--
Operating lease	140,064	76,399	$63,665	--
Standby letter of credit	100,000	100,000	--	--
Discontinued operations	--	--	--	--

Total	$1,732,047	$1,668,382	$63,665	--

PART II. OTHER INFORMATION
Item 6 -	Exhibits and Reports on Form 8-K.

(a)   Exhibits in accordance with the provisions of Item 601 of Regulation S-K

10-3 Loan Agreement dated April 15, 2002 made in favor of Wachovia Bank, N.A. by the Goldfield Corporation and Southeast Power Corporation.

(b)   Reports on Form 8-K

No current report on Form 8-K was filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION (Registrant)
Dated: May 15, 2002	/s/ Stephen R. Wherry (Stephen R. Wherry) Vice President, Treasurer and Chief Financial Officer.