Form 10-Q
period 2002-06-30
GOLDFIELD CORP
filed 2002-08-13
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period ________ to ________

Commission File Number: 1-7525

 The Goldfield Corporation
    (Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	88-0031580 (IRS Employer Identification Number)

100 Rialto Place, Suite 500 Melbourne, FL (Address of Principal Executive Offices)	32901 (Zip Code)

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

Yes  X     No ___

     As of June 30, 2002, 27,527,746 shares of the Registrant's common stock, par value $.10 per share, were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2002

INDEX

		Page Number
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Part II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2002	2001

		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$ 5,494,142	$ 4,434,175
Accounts receivable and accrued billings	1,190,069	3,477,195
Current portion of notes receivable	10,842	22,314
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,129,315	557,433
Deferred income taxes	183,390	242,742
Land and land development costs	487,162	487,162
Residential properties under construction	2,350,008	1,022,675
Prepaid expenses and other current assets	756,731	643,647
Current assets of discontinued operations (Note 3)	1,294,181	902,875

Total current assets	12,895,840	11,790,218

Property, buildings and equipment, net	4,942,048	4,777,838

Notes receivable, less current portion	41,055	76,219

Deferred charges and other assets
Deferred income taxes, less current portion	1,684,274	2,063,241
Land and land development costs, less current portion	1,666,138	1,512,616
Land held for sale	149,893	175,189
Cash surrender value of life insurance	286,514	291,695
Other assets	110,814	-

Total deferred charges and other assets	3,897,633	4,042,741

Non-current assets of discontinued operations (Note 3)	2,291,724	2,188,466

Total assets	$ 24,068,300	$ 22,875,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 1,389,166	$ 2,105,767
Note payable to bank (Note 4)	2,082,642	955,268
Current portion of deferred gain on installment sales	-	9,983
Income taxes payable	36,161	19,573
Current liabilities of discontinued operations (Note 3)	219,955	171,530

Total current liabilities	3,727,924	3,262,121

Deferred gain on installment sales, less current portion	-	33,023

Total liabilities	3,727,924	3,295,144

Commitments and contingencies (Note 5)
Stockholders' equity
Common stock, $.10 par value per share,
40,000,000 shares authorized; issued and
outstanding 27,545,104 shares	2,754,510	2,746,344
Capital surplus	18,449,779	18,440,081
Accumulated deficit	(845,193)	(1,587,367)

Total	20,359,096	19,599,058
Less common stock in treasury, 17,358
shares, at cost	18,720	18,720

Total stockholders' equity	20,340,376	19,580,338

Total liabilities and stockholders' equity	$ 24,068,300	$ 22,875,482

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

		(Restated)		(Restated)

Revenue
Electrical construction	$ 5,293,753	$ 4,618,111	$ 10,890,529	$ 11,069,107
Real estate	74,328	66,503	100,077	76,042

Total revenue	5,368,081	4,684,614	10,990,606	11,145,149

Costs and expenses
Electrical construction	3,904,846	3,946,763	8,350,433	8,508,397
Real estate	21,199	20,362	44,410	45,831
Depreciation and amortization	344,374	321,323	677,358	633,311
General and administrative	676,423	791,465	1,161,630	1,350,407

Total costs and expenses	4,946,842	5,079,913	10,233,831	10,537,946

Other income, net
Interest income	13,322	46,366	28,264	96,312
Interest expense, net	(6,989)	(7,386)	(14,178)	(19,758)
Gain on sale of property and equipment	5,000	4,000	14,756	7,000
Other	536	17,349	723	33,234

Total other income, net	11,869	60,329	29,565	116,788

Income (loss) from continuing operations
before income taxes	433,108	(334,970)	786,340	723,991

Income taxes (benefit)	174,355	(103,989)	316,790	254,500

Net income (loss) from continuing operations	258,753	(230,981)	469,550	469,491

Preferred stock dividends (Note 7)	-	5,940	-	11,879

Income (loss) available to common
stockholders from continuing operations	258,753	(236,921)	469,550	457,612

Income from discontinued operations (including gain
on the sale of of real estate of $10,478 and $100,581
for the three months ended June 30, 2002 and 2001,
respectively, and $248,320 and $186,566 for the six
months ended June 2002 and 2001, respectively)
(net of income taxes of $96,280 and $13,665 for the
three months ended June 30 2002 and 2001,
respectively, and $184,210 and $37,500 for the six
months ended June 30 2002 and 2001, respectively)
(Note 3)	142,495	23,253	272,623	69,520

Net income (loss)	$ 401,248	$ (213,668)	$ 742,173	$ 527,132

Earnings (loss) per share of common stock -
basic and diluted (Note 7)
Income (loss) from continuing operations	$ 0.01	$ (0.01)	$ 0.02	$ 0.02

Income from discontinued operations	$ 0.00	$ 0.00	$ 0.01	$ 0.00

Net income (loss)	$ 0.01	$ (0.01)	$ 0.03	$ 0.02

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	27,460,768	27,424,413	27,453,464	27,159,563

Diluted	27,609,686	27,424,413	27,603,807	27,806,579

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

		(Restated)		(Restated)
Cash flows from operating activities
Net income (loss) from continuing operations	$ 258,753	$ (230,981)	$ 469,550	$ 469,491
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	344,374	321,323	677,358	633,311
Deferred income taxes	226,008	(106,000)	438,319	212,000
Gain on sale of property and equipment	(5,000)	(4,000)	(14,756)	(7,000)
Gain on disposition of land held for sale	(74,328)	(66,503)	(100,077)	(76,041)
Cash provided from (used by) changes in
Accounts receivable and accrued billings	1,498,931	(431,979)	2,287,126	(360,189)
Costs and estimated earnings in excess
of billings on uncompleted contracts	(464,688)	1,418,844	(571,882)	771,113
Recoverable income taxes	-	(5,000)	-	34,256
Prepaid expenses and other current assets	(125,800)	(41,869)	(223,898)	202,835
Accounts payable and accrued liabilities	14,162	244,564	(716,602)	(275,976)
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	206,474	-	204,777
Income taxes payable	27,925	20,677	16,588	40,402

Net cash provided by operating activities of
continuing operations	1,700,337	1,325,550	2,261,726	1,848,979
Net cash provided by (used in) operating activities of
discontinued operations	145,010	(108,136)	162,245	(33,917)

Net cash provided by operating activities	1,845,347	1,217,414	2,423,971	1,815,062

Cash flows from investing activities
Proceeds from the disposal of property and equipment	5,000	4,000	19,805	7,000
Expenditures for residential properties under construction	(776,547)	-	(1,327,333)	-
Proceeds from notes receivable	38,166	15,439	46,635	34,686
Purchases of property and equipment	(256,455)	(57,747)	(846,617)	(780,369)
Purchases of properties held for development	(62,396)	(15,856)	(153,522)	(445,647)
Proceeds from sale of land held for sale	42,485	103,249	82,367	103,249
Life insurance proceeds	-	-	-	2,000,000
Cash surrender value of life insurance	878	7,385	5,182	9,469

Net cash provided by (used in) investing activities of
continuing operations	(1,008,869)	56,470	(2,173,483)	928,388
Net cash provided by (used in) investing activities of
discontinued operations	(3,356)	114,988	75,694	(240,188)

Net cash provided by (used in) investing activities	(1,012,225)	171,458	(2,097,789)	688,200

Cash flows from financing activities
Proceeds from the exercise of stock options	17,864	-	17,864	124,614
Net proceeds from note payable to bank	590,659	-	1,127,374	-
Payments of preferred stock dividends	-	(5,940)	-	(11,879)

Net cash provided by (used in) financing activities
of continuing operations	608,523	(5,940)	1,145,238	112,735

Net increase in cash and cash equivalents	1,441,645	1,382,932	1,471,420	2,615,997
Cash and cash equivalents at beginning of period	4,691,901	4,415,013	4,662,126	3,181,948

Cash and cash equivalents at end of period	$ 6,133,546	$ 5,797,945	$ 6,133,546	$ 5,797,945

Cash and cash equivalents at end of period
Continuing operations	$ 5,494,142	$ 5,758,499	$ 5,494,142	$ 5,758,499
Discontinued operations	639,404	39,446	639,404	39,446

	$ 6,133,546	$ 5,797,945	$ 6,133,546	$ 5,797,945

Supplemental disclosure of cash flow information
Income taxes paid	$16,700	$-	$46,092	$5,342
Interest paid	-	-	2,886	10,289

Supplemental disclosure of non-cash investing activities
Notes receivable in partial payment
for land held for sale	35,426	34,660	299,006	127,960

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001

Note 1 -	Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported.  These adjustments are of a normal recurring nature.  All financial statements presented herein are unaudited.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.  The consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date as adjusted to reflect the assets and liabilities of the mining operations as discontinued and to reflect all assets and liabilities, as current and noncurrent (not netted), as required by a new accounting pronouncement (SFAS 144) adopted January 1, 2002.  In addition, the unaudited consolidated financial statements for the three months and six months ended June 30, 2001 have been restated to reflect the operating results of the mining operations within discontinued operations.

Note 2 -	Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

Note 3 -	Discontinued Operations

On December 18, 2001, the Company announced it was considering strategic moves to maximize shareholder value, including possible divestiture of its mining operations.  To assist in this review, the Company retained the investment banking firm, McFarland Dewey & Co., LLC.  On April 23, 2002, the company announced that it had signed a letter of intent to sell all of its existing mining operations to an unaffiliated private purchaser.  This letter of intent has expired and the Company is actively pursuing discussions with other possible purchasers.  Any sale will be contingent upon the Company finding a buyer that can offer a price and terms that are acceptable to the Company. There can be no assurance that a sale of the Company's mining operations will materialize.  Accordingly, as required by SFAS 144, the operating results of the mining operations for the three and six months ended June 30, 2002 and prior periods have been restated as discontinued operations.

Based on management's estimate, the Company does not expect to incur either a loss on the disposal of the mining segment or operating losses during the disposal period.  The actual results on disposal of the mining segment, including operating results through the disposal period, may be different from management's estimates and the difference could be material. To the extent actual proceeds from the eventual sale of the assets of the mining segment and operating results during the period differ from management's estimates reflected in these consolidated financial statements, the variance will be reported within discontinued operations in future periods.

The following table sets forth certain unaudited operating results of the discontinued operations for the six months ended June 30, as indicated:

	2002	2001

Net sales	$1,454,404	$ 973,769
Cost of sales	(1,218,507)	(929,961)
Depreciation	(54,288)	(124,269)
Gross gain (loss)	181,609	(80,461)
General and administrative expense	(3,464)	(21,629)
Operating gain (loss)	178,145	(102,090)
Other income, net
Interest expense	(6,906)	(8,294)
Other income, net (including
gain on sale of real
estate of $248,320 and
$186,566 for the six
months ended June 30, 2002
and 2001, respectively)	285,594	217,404
	278,688	209,110
Income from discontinued operations before income taxes	456,833	107,020
Income taxes	(184,210)	(37,500)

Income from discontinued operations, net of tax	$ 272,623	$ 69,520

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended June 30, as indicated:

	2002	2001

Net sales	$ 752,620	$ 428,883
Cost of sales	(541,173)	(416,064)
Depreciation	-	(62,337)
Gross gain (loss)	211,447	(49,518)
General and administrative expense	-	(21,338)
Operating gain (loss)	211,447	(70,856)
Other income, net
Interest expense	(3,454)	(4,147)
Other income, net (including
gain on sale of real
estate of $10,478 and
$100,581 for the three
months ended June 30, 2002
and 2001, respectively)	30,782	111,921
	27,328	107,774
Income from discontinued operations before income taxes	238,775	36,918
Income taxes	(96,280)	(13,665)

Income from discontinued operations, net of tax	$ 142,495	$ 23,253

Assets and liabilities of the discontinued operations have been reflected in the unaudited consolidated balance sheets as current or non-current based on the original classification of the accounts.  The following is a summary of assets and liabilities of discontinued operations:

	June 30, 2002	December 31, 2001
Current assets
Cash	$ 639,404	$ 227,951
Accounts receivable	290,176	137,728
Inventories	261,465	341,059
Other	103,136	196,137
Total current assets	1,294,181	902,875

Non-current assets
Property, buildings and equipment,net	1,513,908	1,579,982
Other non-current assets	777,816	608,484
Total non-current assets	2,291,724	2,188,466

Total assets of discontinued operations	$3,585,905	$3,091,341

Current liabilities
Accounts payable and accrued liabilities	$ 219,955	$ 171,530
Total liabilities of discontinued operations	$ 219,955	$ 171,530

Note 4 -	Note Payable to Bank

In April 2002, the Company entered into a $6,000,000 loan agreement, of which $4,500,000 can be used for the construction development costs of the Company's condominium projects and $1,500,000 can be used for the working capital needs of the Company. Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly Libor Index" plus one and nine-tenths percent (3.74% at June 30, 2002). The proceeds from the sale of the condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is collateralized by a security interest in the subsidiary's assets. Borrowings outstanding under this agreement were $2,082,642 at June 30, 2002. The amount available for additional borrowings at June 30, 2002 was $2,417,358 and $1,500,000, for construction development costs and working capital, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The company was in compliance with all such covenants as of June 30, 2002.

During the six and three months ended June 30, 2002, the Company capitalized interest costs of $31,155 and $16,820, respectively, related to condominium construction.

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

In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of June 30, 2002, outstanding performance bonds issued on behalf of the Company amounted to approximately $4,400,000.

Note 6 -	Income Taxes

At June 30, 2002, the Company had tax net operating loss carryforwards of approximately $1,581,000 available to offset future taxable income, which if unused will expire from 2008 through 2018.  The Company has alternative minimum tax credit carryforwards of $381,000, which are available to reduce future Federal income taxes over an indefinite period.

Note 7 -	Earnings Per Share of Common Stock and Preferred Stock Dividends

Basic earnings per common share, after deducting dividend requirements on the Company's Series A 7% Voting Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series A Stock"), is equal to net income divided by the weighted average of the number of common stock shares outstanding.  The weighted average of the number of common stock shares outstanding excludes 17,358 shares of Treasury Stock for each of the six and three-month periods ended June 30, 2002 and 2001.  Diluted earnings per share include additional dilution from potential common stock, such as stock options outstanding or the conversion of preferred shares to common shares.

The Company paid dividends on its Series A Stock in the amount of $11,879 and $5,940 for the six and three months ended June 30, 2001, respectively.  All 339,407 shares of the Company's Series A Stock were redeemed on July 20, 2001 at a redemption price of $1.00 per share.

Note 8 -	Business Segment Information

Excluding the mining operations, which are being reported as discontinued operations, the Company is primarily involved in two lines of business, electrical construction and real estate.  There were no material amounts of sales or transfers between lines of business and no material amounts of export sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the six months ended June 30, as indicated:

	2002	2001
Sales from operations to unaffiliated customers Electrical construction Real estate Total	$10,890,529 100,077 $10,990,606	$11,069,107 76,042 $11,145,149

Gross profit Electrical construction Real estate Total gross profit	$ 1,887,398 54,192 1,941,590	$ 1,965,799 27,811 1,993,610
Other income, net	29,565	116,788
General corporate expenses	(1,184,815)	(1,386,407)
Income from continuing operations before income taxes	$ 786,340	$ 723,991

The following table sets forth certain segment information for the three months ended June 30, as indicated:

	2002	2001
Sales from operations to unaffiliated customers Electrical construction Real estate Total	$5,293,753 74,328 $5,368,081	$4,618,111 66,503 $4,684,614

Gross profit Electrical construction Real estate Total gross profit	$1,056,883 52,392 1,109,275	$ 369,225 44,941 414,166
Other income, net	11,869	60,329
General corporate expenses	(688,036)	(809,465)
Income (loss) from continuing operations before income taxes	$ 433,108	$ (334,970)

The following table sets forth certain segment information for the periods indicated:

	June 30,	December 31,
	2002	2001
Identifiable assets
Continuing operations Electrical construction Real estate Corporate Discontinued operations Total	$11,357,974 4,856,900 4,267,521 3,585,905 $24,068,300	$11,180,256 3,407,180 5,196,706 3,091,340 $22,875,482

Note 9 -	Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions of a Segment of a Business."

This Statement is effective for financial statements with fiscal years beginning after December 15, 2001.  Adoption of this Statement on January 1, 2002 did not have a significant impact on the financial position or results of operations of the Company. However, the Company did reclassify the results of operations related to the mining segment during the six months ended June 30, 2002 from earnings from continuing operations to earnings from discontinued operations in accordance with the Statement.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections."  The rescinded FASB Statements No. 4, 44, and 64 address reporting gains or losses from extinguishment of debt, extinguishment of debt made to satisfy sinking-fund requirements, and accounting for intangible assets of motor carriers, respectively.  The amendment to FASB Statement No. 13, Accounting for Leases, addresses the accounting and reporting of sale-leaseback transactions that are initiated by capital leases that are converted to operating leases.  The Technical Corrections apply to existing pronouncements and are insubstantial in nature.  This Statement is effective for financial statements with fiscal years beginning after May 15, 2002.  Adoption of this Statement on January 1, 2003 is not expected to have a significant impact on the financial position or results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Adoption of this Statement on January 1, 2003 is not expected to have a significant impact on the financial position or results of operations of the Company.

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

Critical Accounting Policies and Estimates

This discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to fixed price contracts and deferred income tax assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its most significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Results of Operations

Six months ended June 30, 2002 compared to Six months ended June 30, 2001

Continuing Operations

Revenues

Total revenues in the six months ended June 30, 2002 were $10,990,606, compared to $11,145,149 in the six months ended June 30, 2001.  This net decrease in total revenues was largely attributable to slightly lower revenues in the electrical construction operations.

Electrical construction revenue decreased by 1.6% in the six months ended June 30, 2002 to $10,890,529 from $11,069,107 in the six months ended June 30, 2001. The net decrease was primarily attributable to a decrease in fiber optic projects which was largely offset by an increase in transmission line projects.  There was no revenue earned from fiber optic construction during the six months ended June 30, 2002.

Revenue, costs and expenses, and gross profit relating to real estate operations through June 30, 2002 were not significant, and were attributable largely to the sale of single-family lots in the Fawn Lake subdivision near Mims, Florida ("Fawn Lake").  However, at June 30, 2002 the Company had investments in real estate of $4,653,201, primarily representing expenditures made in connection with the Company's condominium development projects described below under "Liquidity and Capital Resources." The Company's policy with respect to its initial condominium project is to recognize revenue only as title is transferred and the purchaser has made the required initial investment. With respect to future projects, the Company may elect to recognize revenue under the percentage of completion method.  The Company anticipates that these projects will generate significant revenues.  In July 2002, the Company began recognizing revenue on its first condominium project, which is described below under "Liquidity and Capital Resources."

Operating Results

Electrical construction operations had a gross profit of $1,887,398 in the six months ended June 30, 2002, compared to a gross profit of $1,965,799 during the six months ended June 30, 2001, a decrease of 4.0%.  As a percentage of revenue, gross margins on electrical construction operations decreased to 17.3% for the six months ended June 30, 2002 from 17.8% for the six months ended June 30, 2001.  Gross profit was lower for the six months ended June 30, 2002 due primarily to decreased margins on transmission line construction.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.  At June 30, 2002, the approximate value of uncompleted contracts was $4,300,000 compared to $15,000,000 at June 30, 2001.  The Company expects electrical construction performance in the third quarter will be adversely affected by a lower level of activity attributable to both seasonal factors and a general slackening of near-term industry demand.  Recent bidding activity suggests this downtrend may be temporary.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased slightly to $10,233,831 in the six months ended June 30, 2002 from $10,537,946 in the six months ended June 30, 2001.

Electrical construction costs were $8,350,433 in the six months ended June 30, 2002, a decrease of 1.9% from $8,508,397 in the six months ended June 30,

2001.  The slight decrease was primarily attributable to decreased variable costs prompted by the decrease in revenues.

Depreciation and amortization was $677,358 in the six months ended June 30, 2002, compared to $633,311 in the six months ended June 30, 2001.  The increase in depreciation and amortization for 2001 was largely a result of recent capital expenditures, most of which have occurred in the Company's electrical construction business.

General and administrative expenses of the Company decreased to $1,161,630 in the six months ended June 30, 2002, from $1,350,407 in the six months ended June 30, 2001.  The net decrease was primarily a result of decreases in both proxy solicitation costs and professional fees, which were partially offset by an increase in legal fees attributable to the proposed sale of the mining segment.  General and administrative expenses, as a percentage of revenue, decreased to 10.6% from 12.1% in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Other Income

Other income in the six months ended June 30, 2002 was $29,565, compared to $116,788 in the six months ended June 30, 2001.  The decrease in other income for 2002 was mainly a result of decreased interest income as a result of the general decline in interest rates.

Income Taxes

The provision for income taxes was $316,790 in the six months ended June 30, 2002, an effective tax rate of 40.3%, as compared to an income tax provision of $254,500 in the six months ended June 30, 2001, an effective tax rate of 35.2%. The effective tax rate differs from the statutory rate for the six months ended June 30, 2002 largely due to state income taxes.  For the six months ended June 30, 2001, the effective income tax rate was lower than anticipated due to a $128,000 decrease in the valuation allowance for deferred tax assets.  Refer to the above described "Critical Accounting Policies and Estimates" for details on the valuation allowance that relates to the deferred tax assets.

Discontinued Operations

On December 18, 2001, the Company announced it was considering strategic moves to maximize shareholder value, including possible divestiture of its mining operations.  To assist in this review, the Company retained the investment banking firm, McFarland Dewey & Co., LLC.  On April 23, 2002, the company announced that it had signed a letter of intent to sell all of its existing mining operations to an unaffiliated private purchaser.  This letter of intent has expired and the Company is actively pursuing discussions with other possible purchasers.  Any sale will be contingent upon the Company finding a buyer that can offer a price and terms that are acceptable to the Company.  There can be no assurance that a sale of the Company's mining operations will materialize. Accordingly, as required by SFAS 144, the operating results of the mining operations for the second quarter ended June 30, 2002 and prior periods have been restated as discontinued operations.

Based on management's estimate, the Company does not expect to incur either a loss on the disposal of the mining segment or operating losses during the disposal period.  The actual results on disposal of the mining segment, including operating results through the disposal period, may be different from management's estimates and the difference could be material. To the extent actual proceeds from the eventual sale of the assets of the mining segment and operating results during the period differ from management's estimates reflected in these consolidated financial statements, the variance will be reported within discontinued operations in future periods.

Revenues

Revenue from mining operations increased 49.4% to $1,454,404 in the six months ended June 30, 2002 from $973,769 in the six months ended June 30, 2001.  This increase was attributable to an increase in construction aggregate projects.

Operating Results

During the six months ended June 30, 2002, mining operations experienced a gross gain of $181,609 compared to a gross loss of $80,461 during the six months ended June 30, 2001.  As a percentage of revenue, gross margins in the mining operations improved to 12.5% for the six months ended June 30, 2002 from (8.3)% for the six months ended June 30, 2001. Gross margins improved as a result of increased revenue, reduced per-unit costs and reduced depreciation expense. The operating results from mining included depreciation expense of $54,288 during the six months ended June 30, 2002, compared to $124,269 during the six months ended June 30, 2001.  In conformity with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the provision for depreciation expense on the mining assets was suspended at the end of March 2002.

St. Cloud Mining Company, a wholly owned subsidiary of the Company, sold 8,634 tons of natural zeolite during the six months ended June 30, 2002, compared to 8,448 tons during the six months ended June 30, 2001.

The Lordsburg Mining Company, a wholly owned subsidiary of the Company, sold 19,869 tons of construction aggregate during the six months ended June 30, 2002, compared to 2,203 tons in the six months ended June 30, 2001.

Costs and Expenses

Mining costs were $1,218,507 in the six months ended June 30, 2002, compared to $929,961 in the six months ended June 30, 2001.  This increase was mainly attributable to an increase in construction aggregate projects.

Other Income

Other income in the six months ended June 30, 2002 was $278,688, compared to $209,110 in the six months ended June 30, 2001.  For the six months ended June 30, 2002 and 2001, other income included $248,320 and $186,566, respectively, from the gain on sale of land in New Mexico earned by the Company's mining subsidiary.

Three months ended June 30, 2002 compared to Three months ended June 30, 2001

 Continuing Operations

 Revenues

Total revenues in the three months ended June 30, 2002 were $5,368,081, compared to $4,684,614 in the three months ended June 30, 2001.  This increase in total revenues was attributable to higher revenues in the electrical construction operations.

Electrical construction revenue increased by 14.6% in the three months ended June 30, 2002 to $5,293,753 from $4,618,111 in the three months ended June 30, 2001, primarily as a result of an increase in transmission line construction projects.  There was no revenue earned from fiber optic construction during the three months ended June 30, 2002.

Revenue, costs and expenses, and gross profit relating to real estate operations in the three months ended June 30, 2002 were not significant, and were attributable largely to the sale of single-family lots in Fawn Lake.

Operating Results

Electrical construction operations had a gross profit of $1,056,883 in the three months ended June 30, 2002, compared to a gross profit of $369,225 during the three months ended June 30, 2001, an increase of 186.2%.  As a percentage of revenue, gross margins on electrical construction operations increased to 19.7% for the three months ended June 30, 2002 from 7.9% for the three months ended June 30, 2001.  Gross profit was higher for the three months ended June 30, 2002 due primarily to increased margins on transmission line construction.  Salaries and sub-contractor costs, as a percent of revenue, both decreased in the three months ended June 30, 2002 in comparison to the three months ended June 30, 2001.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased slightly to $4,946,842 in the three months ended June 30, 2002 from $5,079,913 in the three months ended June 30, 2001.

Electrical construction costs were $3,904,846 in the three months ended June 30, 2002, a decrease of 1.1% from $3,946,763 in the three months ended June 30, 2001.  This decrease was largely attributable to a decrease in the amount of sub-contractor costs related to electrical construction jobs.

Depreciation and amortization was $344,374 in the three months ended June 30, 2002, compared to $321,323 in the three months ended June 30, 2001.  The increase in depreciation and amortization was largely a result of recent capital expenditures, most of which have occurred in the Company's electrical construction business.

General and administrative expenses of the Company decreased to $676,423 in the three months ended June 30, 2002, from $791,465 in the three months ended June 30, 2001.  The net decrease was primarily a result of decrease in proxy solicitation costs which were partially offset by an increase in legal fees attributable to the proposed sale of the mining segment.  General and administrative expenses as a percentage of revenue decreased to 12.6% from 16.9% in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Other Income

Other income in the three months ended June 30, 2002 was $11,869, compared to $60,329 in the three months ended June 30, 2001.  The decrease in other income for 2002 was mainly a result of decreased interest income as a result of the general decline in interest rates.

Income Taxes

The provision for income taxes was $174,355 in the three months ended June 30, 2002, an effective tax rate of 40.3%, as compared to an income tax provision (benefit) of $(103,989) in the three months ended June 30, 2001, an effective tax rate of (31.0)%. The effective tax rate differs from the statutory rate for the three months ended June 30, 2002 largely due to state income taxes.

Discontinued Operations

Revenues

Revenue from mining operations increased 75.5% to $752,620 in the three months ended June 30, 2002 from $428,883 in the three months ended June 30, 2001.  This increase was attributable to an increase in construction aggregate projects.

Operating Results

During the three months ended June 30, 2002, mining operations experienced a gross gain of $211,447 compared to a gross loss of $49,518 during the three months ended June 30, 2001.  As a percentage of revenue, gross margins in the mining operations improved to 28.1% for the three months ended June 30, 2002 from (11.5)% for the three months ended June 30, 2001.  Gross margins improved as a result of increased revenue, reduced per-unit costs and reduced depreciation expense.  The operating results from mining included depreciation expense of $62,337 during the three months ended June 30, 2001.  In conformity with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the provision for depreciation expense on the mining assets was suspended at the end of March 2002.

St. Cloud Mining Company, a wholly owned subsidiary of the Company, sold 4,876 tons of natural zeolite during the three months ended June 30, 2002, compared to 4,047 tons during the three months ended June 30, 2001.

The Lordsburg Mining Company, a wholly owned subsidiary of the Company, sold 16,340 tons of base coarse during the three months ended June 30, 2002, compared to 803 tons in the three months ended June 30, 2001.

Costs and Expenses

Mining costs were $541,173 in the three months ended June 30, 2002, compared to $416,064 in the three months ended June 30, 2001.  This increase was mainly attributable to an increase in construction aggregate projects.

Other Income

Other income in the three months ended June 30, 2002 was $27,328, compared to $107,774 in the three months ended June 30, 2001.  For the three months ended June 30, 2002 and 2001, other income included $10,478 and $100,581, respectively, from the gain on sale of land in New Mexico earned by the Company's mining subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents, including both continuing and discontinued operations, at June 30, 2002 were $6,133,546 as compared to $4,662,126 as of December 31, 2001.  Working capital, including both continuing and discontinued operations, at June 30, 2002 was $9,167,916, compared to $8,528,097 at December 31, 2001.  The Company's ratio of current assets to current liabilities decreased slightly to 3.5:1 at June 30, 2002, from 3.6:1 at December 31, 2001.

During the six months ended June 30, 2002 and 2001, the Company received proceeds of $17,864 and $124,614 from the exercise of 81,667 and 569,665 stock options of the Company's Common Stock, respectively.  During the three months ended June 30, 2002, the Company received proceeds of $17,864 from the exercise of 81,667 stock options of the Company's Common Stock.  The options were exercisable at $0.21875 per share, the fair market value of the Common Stock at the date of the grant.  At June 30, 2002, 268,668 shares were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.  There were no stock options exercised during the three months ended June 30, 2001.

The Company does not enter into financial instruments for trading purposes.  Financial instruments consist principally of cash and cash equivalents with limited market risk sensitivity.

The Company paid cash dividends on its Series A Stock in the amount of $11,879 and $5,940 during the six and three months ended June 30, 2001, respectively.  On June 19, 2001, the Board of Directors of the Company, in accordance with the Restated Certificate of Incorporation, voted to redeem its Series A Stock. All 339,407 shares of Series A Stock were redeemed on July 20, 2001 for $1 per share, or $339,407. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

On April 15, 2002, the Company entered into a new loan agreement with Wachovia Bank, N.A. ("Wachovia") for a $6,000,000 line of credit. On June 30, 2002 the Company had a loan balance with Wachovia in the amount of $2,082,642. This new line of credit replaces the previous line of credit and mortgage note payable provided by SunTrust Bank of Central Florida, N.A. ("SunTrust").   The mortgage note payable with SunTrust, which had a balance of $955,268 at December 31, 2001, was repaid on April 15, 2002 with proceeds from the new credit facility with Wachovia.  The new credit facility will primarily be used to finance the costs of constructing condominium units in Florida and is fully described in Note 4 - Note Payable to Bank.

The Company's capital expenditures for continuing operations for the six months ended June 30, 2002 increased to $846,617 from $780,369 for the six months ended June 30, 2001.  The majority of the 2002 capital expenditures were attributable to the construction of a new office building for the Company's electrical construction segment.

As of June 30, 2002, the Company had expended $4,503,309 in land acquisition and development costs on its four condominium projects.  This was funded from internal cash reserves and bank financing. Outstanding borrowings under bank financing were $2,082,642 and $955,268 as of June 30, 2002, and December 31, 2001, respectively.  It is anticipated that future construction costs will be funded through bank financing and will be repaid from the proceeds from condominium sales. In July 2002, this loan was substantially repaid with proceeds from the sale of the first condominium project, a twelve-unit riverfront condominium, "Country Club Point". The amount of borrowings outstanding at anytime will be dependant upon the funding needs of current condominium projects.  The primary focus of the Company's real estate operations is on the development of small, high-end, waterfront condominium projects.  To date, the Company has purchased four sites, three of which are waterfront, in the Cocoa Beach, Florida area.

During July 2001, construction commenced on Country Club Point. In July 2002, the Country Club Point Certificate of Occupancy was received and the closing process commenced.  All twelve units are under contract for sale (total aggregate sales price of $4,300,000) and the Company expects all closings to be completed in the third quarter of 2002.  In the third quarter of this year, the Company expects to report pre-tax income of approximately $1,000,000 from this project.

The Company has recently commenced construction on "Riomar", a six-unit oceanfront condominium project. Five of the six units at Riomar (total estimated aggregate sales price of $4,050,000) are under contract for sale. Riomar is anticipated to be completed in the summer of 2003.

"Cape Club", a sixteen-unit oceanfront condominium project is currently in the planning/permitting phase.  Fifteen of the sixteen units at Cape Club (total estimated aggregate sales price of $7,650,000) have been reserved with refundable deposits. Cape Club is expected to be completed in the first quarter of 2004.  Plans for the latest project, "Oak Park" have yet to be finalized.

The following table summarizes the Company's future contractual obligations at June 30, 2002:

	Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	After 2 Years

Continuing operations
Note payable	$2,082,642	$2,082,642	--	--
Operating lease	120,965	76,399	$44,566	--
Standby letter of credit	100,000	100,000	--	--
Discontinued operations	--	--	--	--

Total	$2,303,607	$2,259,041	$44,566	--

PART II.  OTHER INFORMATION

Item 4 -	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on July 10, 2002.

(c) At the Annual Meeting of Stockholders, the stockholders voted to elect the following 7 directors to the board of directors.  Set forth below are the votes cast in the election of directors:

Directors Thomas E. Dewey, Jr. Harvey C. Eads, Jr. John P. Fazzini Danforth E. Leitner Al Marino Dwight W. Severs John H. Sottile	Votes For 19,818,433 17,750,793 17,795,608 17,793,543 24,418,651 17,799,733 17,926,115	Votes Withheld 4,754,559 4,792,199 4,746,384 4,749,449 1,546,641 4,742,259 4,616,877

The Stockholders also voted to approve the appointment of KPMG LLP as Independent Certified Public Accountants.  Votes cast in favor were 21,312,237, against were 1,645,876 and withheld were 363,778.

The Stockholders also voted upon a stockholder proposal to establish a performanced-based executive compensation policy.  The affirmative vote of a majority of outstanding shares of the Company's Common Stock was required to approve such proposal.  Votes cast in favor were 7,976,416, against were 6,008,762, withheld were 407,887 and broker non-votes were 8,928,827.

Item 6 -	Exhibits and Reports on Form 8-K.

(a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

99-1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No current report on Form 8-K was filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              THE GOLDFIELD CORPORATION
             (Registrant)

Dated:  August 13, 2002

/s/John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director.
/s/Stephen R. Wherry (Stephen R. Wherry) Vice President, Treasurer and Chief Financial Officer.