Form 10-Q
period 2002-09-30
GOLDFIELD CORP
filed 2002-11-13
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  X     No ___

     As of September 30, 2002, 27,414,096 shares of the Registrant's common stock, par value $.10 per share, were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INDEX

		Page Number
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	21

Part II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		22

Certifications		23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2002	2001
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$ 7,353,375	$ 4,434,175
Short-term investments (Note 3)	249,880	-
Accounts receivable and accrued billings	1,315,914	3,477,195
Current portion of notes receivable	7,650	22,314
Costs and estimated earnings in excess of
billings on uncompleted contracts	722,333	557,433
Deferred income taxes	219,476	242,742
Residential properties under construction	605,888	1,509,837
Prepaid expenses	741,429	641,373
Other current assets	60,648	2,274
Current assets of discontinued operations (Note 4)	1,029,706	902,875

Total current assets	12,306,299	11,790,218

Property, buildings and equipment, net	4,692,488	4,777,838

Notes receivable, less current portion	24,146	76,219

Deferred charges and other assets
Deferred income taxes, less current portion	1,557,402	2,063,241
Land and land development costs, less current portion	1,081,090	1,512,616
Land held for sale	149,893	175,189
Cash surrender value of life insurance	292,125	291,695
Other assets	142,357	-

Total deferred charges and other assets	3,222,867	4,042,741

Non-current assets of discontinued operations (Note 4)	2,267,817	2,188,466

Total assets	$22,513,617	$22,875,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 1,390,308	$ 2,105,767
Billings in excess of costs and estimated
earnings on uncompleted contracts	21,569	-
Note payable to bank (Note 5)	342,350	955,268
Current portion of deferred gain on installment sales	-	9,983
Income taxes payable	26,512	19,573
Current liabilities of discontinued operations (Note 4)	277,606	171,530

Total current liabilities	2,058,345	3,262,121

Deferred gain on installment sales, less current portion	-	33,023

Total liabilities	2,058,345	3,295,144

Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued (Note 10)	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,570,104 and 27,463,437 shares
issued at September 30, 2002 and December 31, 2001, respectively	2,757,010	2,746,344
Capital surplus	18,452,748	18,440,081
Accumulated deficit	(680,306)	(1,587,367)

Total	20,529,452	19,599,058
Less common stock in treasury, at cost; 156,008 and 17,358
shares at September 30, 2002 and December 31, 2001, respectively	74,180	18,720

Total stockholders' equity	20,455,272	19,580,338

Total liabilities and stockholders' equity	$22,513,617	$22,875,482

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
		(Restated)		(Restated)

Revenue
Electrical construction	$ 1,987,085	$ 4,489,015	$12,877,614	$15,558,122
Real estate	4,960,765	12,570	5,060,842	88,612

Total revenue	6,947,850	4,501,585	17,938,456	15,646,734

Costs and expenses
Electrical construction	1,983,146	3,663,792	10,333,579	12,172,189
Real estate	3,612,774	29,334	3,657,184	75,164
Depreciation and amortization	354,944	334,579	1,032,302	967,890
Selling, general and administrative	915,926	372,911	2,077,556	1,723,320

Total costs and expenses	6,866,790	4,400,616	17,100,621	14,938,563

Other income, net
Interest income	37,058	43,183	65,322	139,495
Interest expense, net	(6,002)	(7,703)	(20,180)	(27,461)
(Loss) gain on sale of property and equipment	(14,821)	-	(64)	7,000
Other	1,729	6,799	2,451	40,034

Total other income, net	17,964	42,279	47,529	159,068

Income from continuing operations
before income taxes	99,024	143,248	885,364	867,239

Income taxes	39,923	51,358	356,713	305,858

Net income from continuing operations	59,101	91,890	528,651	561,381

Preferred stock dividends (Note 8)	-	1,302	-	13,181

Income available to common
stockholders from continuing operations	59,101	90,588	528,651	548,200

Income from discontinued operations (including gain
on the sale of real estate of $52,812 and $235,388
for the three months ended September 30, 2002 and 2001,
respectively, and $301,132 and $421,953 for the nine
months ended September 2002 and 2001, respectively)
(net of income taxes of $72,077 and $67,420 for the
three months ended September 30 2002 and 2001,
respectively, and $256,287 and $104,920 for the nine
months ended September 30 2002 and 2001, respectively)
(Note 4)	105,786	120,633	378,410	190,153

Net income	$ 164,887	$ 211,221	$ 907,061	$ 738,353

Earnings per share of common stock -
basic and diluted (Note 8)
Income from continuing operations	$ 0.00	$ 0.00	$ 0.02	$ 0.02

Income from discontinued operations	$ 0.00	$ 0.00	$ 0.01	$ 0.01

Net income	$ 0.01	$ 0.01	$ 0.03	$ 0.03

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	27,512,631	27,425,120	27,472,403	27,249,055

Diluted	27,628,772	27,739,720	27,603,817	27,775,441

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
		(Restated)		(Restated)
Cash flows from operating activities
Net income from continuing operations	$59,101	$91,890	$528,651	$561,381
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	354,944	334,579	1,032,302	967,890
Deferred income taxes	90,786	118,000	529,105	330,000
Loss (gain) on sale of property and equipment	14,821	-	64	(7,000)
Gain on disposition of land held for sale	-	(12,571)	(95,910)	(88,612)
Cash provided from (used by) changes in
Accounts receivable and accrued billings	(125,845)	790,437	2,161,281	430,248
Costs and estimated earnings in excess
of billings on uncompleted contracts	406,982	(757,004)	(164,900)	14,109
Land and land development costs	1,072,210	419,494	918,688	(26,153)
Residential properties under construction	1,744,120	(777,465)	416,787	(777,465)
Recoverable income taxes	(24,626)	11,000	(24,626)	45,256
Prepaid expenses and other assets	(52,263)	31,627	(276,161)	234,462
Accounts payable and accrued liabilities	1,142	(176,508)	(715,460)	(452,484)
Billings in excess of costs and estimated
earnings on uncompleted contracts	21,569	(206,474)	21,569	(1,697)
Income taxes payable	(9,649)	(12,603)	6,939	27,799

Net cash provided by (used in) operating activities
of continuing operations	3,553,292	(145,598)	4,338,329	1,257,734
Net cash provided by operating activities
of discontinued operations	53,280	165,239	215,526	131,322

Net cash provided by operating activities	3,606,572	19,641	4,553,855	1,389,056

Cash flows from investing activities
Proceeds from the disposal of property and equipment	67,230	-	87,035	7,000
Proceeds from notes receivable	20,101	6,392	66,737	41,078
Purchases of short-term investments	(249,880)	-	(249,880)	-
Purchases of property and equipment	(187,434)	(229,059)	(1,034,051)	(1,009,428)
Proceeds from sale of land held for sale	-	18,500	78,200	121,749
Life insurance proceeds	-	-	-	2,000,000
Cash surrender value of life insurance	(5,611)	(10,457)	(429)	(988)

Net cash (used in) provided by investing activities of
continuing operations	(355,594)	(214,624)	(1,052,388)	1,159,411
Net cash provided by (used in) investing activities of
discontinued operations	80,647	91,124	156,340	(149,064)

Net cash (used in) provided by investing activities	(274,947)	(123,500)	(896,048)	1,010,347

Cash flows from financing activities
Proceeds from the exercise of stock options	5,469	4,740	23,333	129,354
Net (repayments) borrowings on note payable to bank	(1,740,292)	226,414	(612,918)	226,414
Redemption of preferred stock	-	(339,407)	-	(339,407)
Payments of preferred stock dividends	-	(1,302)	-	(13,181)
Purchase of treasury stock	(55,460)	-	(55,460)	-

Net cash (used in) provided by financing activities
of continuing operations	(1,790,283)	(109,555)	(645,045)	3,180

Net increase (decrease) in cash and cash equivalents	1,541,342	(213,414)	3,012,762	2,402,583
Cash and cash equivalents at beginning of period	6,133,546	5,797,945	4,662,126	3,181,948

Cash and cash equivalents at end of period	$7,674,888	$5,584,531	$7,674,888	$5,584,531

Cash and cash equivalents at end of period
Continuing operations	$7,353,375	$5,402,402	$7,353,375	$5,402,402
Discontinued operations	321,513	182,129	321,513	182,129

	$7,674,888	$5,584,531	$7,674,888	$5,584,531

Supplemental disclosure of cash flow information
Income taxes paid	$21,087	$2,381	$23,973	$7,723
Interest paid	36,890	22,204	82,982	32,493

Supplemental disclosure of non-cash investing activities
Notes receivable in partial payment
for land held for sale	-	242,164	299,006	370,124

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001

Note 1 -	Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported.  These adjustments are of a normal recurring nature.  All financial statements presented herein are unaudited.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.  The consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date as adjusted to reflect the assets and liabilities of the mining operations as discontinued and to reflect all assets and liabilities, as current and noncurrent (not netted), as required by a new accounting pronouncement, Statement of Financial Accounting Standards ("SFAS") No. 144, adopted January 1, 2002.  In addition, the unaudited consolidated financial statements for the three months and nine months ended September 30, 2001 have been restated to reflect the operating results of the mining operations within discontinued operations.

Note 2 -	Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the current period presentation.

Note 3 -	Short-term Investments

In August 2002, the Company began investing in highly liquid U.S. government debt securities.  In Accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", these securities are categorized as available-for-sale and carried at fair value, with unrealized gains or losses, net of tax, to be recorded as a separate component of stockholders' equity.  As of September 30, 2002, no unrealized gains or losses have been incurred.  Realized gains or losses and declines in value, if any, judged to be other than temporary, on available-for-sale securities are reported in other income or expense.

Note 4 -	Discontinued Operations

On December 18, 2001, the Company announced it was considering strategic moves to maximize shareholder value, including possible divestiture of its mining operations.  To assist in this review, the Company retained the investment banking firm, McFarland Dewey & Co., LLC.  On April 23, 2002, the Company announced that it had signed a letter of intent to sell all of its existing mining operations to an unaffiliated private purchaser.  This letter of intent has expired and the Company is actively pursuing discussions with another possible purchaser.  Any sale will be contingent upon the Company finding a buyer that can offer a price and terms that are acceptable to the Company. There can be no assurance that a sale of the Company's mining operations will materialize.  Accordingly, as required by SFAS No. 144, the operating results of the mining operations for the three and nine months ended September 30, 2002 and prior periods have been restated as discontinued operations.

Based on management's estimate, the Company expects proceeds from the sale of the mining operations to approximate the carrying value of the mining companies.  The Company does not expect to incur operating losses during the disposal period.  The actual results on disposal of the mining segment, including operating results through the disposal period, may be different from management's estimates and the difference could be material. To the extent actual proceeds from the eventual sale of the assets of the mining segment and operating results during the period differ from management's estimates reflected in these consolidated financial statements, the variance will be reported within discontinued operations in future periods.

The following table sets forth certain unaudited operating results of the discontinued operations for the nine months ended September 30, as indicated:

	2002	2001

Net sales	$2,103,849	$1,454,489
Cost of sales	(1,749,658)	(1,398,864)
Depreciation	(54,288)	(186,653)
Gross profit (loss)	299,903	(131,028)
General and
administrative expense	(9,168)	(25,951)
Operating income (loss)	290,735	(156,979)
Other income, net
Interest expense	(10,327)	(11,614)
Other income, net (including
gain on sale of real
estate of $301,132 and
$421,953 for the nine
months ended September 30,
2002 and 2001, respectively)	354,289	463,666
	343,962	452,052
Income from discontinued
operations before
income taxes	634,697	295,073
Income taxes	(256,287)	(104,920)

Income from discontinued
operations, net of tax	$ 378,410	$ 190,153
	=========	=========

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended September 30, as indicated:

	2002	2001

Net sales	$649,444	$480,720
Cost of sales	(531,151)	(468,903)
Depreciation	-	(62,384)
Gross profit (loss)	118,293	(50,567)
General and
administrative expense	(5,704)	(4,322)
Operating income (loss)	112,589	(54,889)
Other income, net
Interest expense	(3,422)	(3,320)
Other income, net (including
gain on sale of real
estate of $52,812 and
$235,388 for the three
months ended September 30,
2002 and 2001, respectively)	68,696	246,262
	65,274	242,942
Income from discontinued
operations before income
taxes	177,863	188,053
Income taxes	(72,077)	(67,420)

Income from discontinued
operations, net of tax	$105,786	$120,633
	=======	=======

Assets and liabilities of the discontinued operations have been reflected in the unaudited consolidated balance sheets as current or non-current based on the original classification of the accounts.  The following is a summary of assets and liabilities of discontinued operations:

	September 30, 2002	December 31, 2001
Current assets
Cash	$ 321,513	$ 227,951
Accounts receivable	289,686	137,728
Inventories	274,190	341,059
Other	144,317	196,137
Total current assets	1,029,706	902,875

Non-current assets
Property, buildings and
equipment,net	1,510,952	1,579,982
Other non-current assets	756,865	608,484
Total non-current assets	2,267,817	2,188,466

Total assets of discontinued
operations	$3,297,523	$3,091,341
	========	========
Current liabilities
Accounts payable and accrued
liabilities	$ 277,606	$ 171,530
Total liabilities of discontinued
operations	$ 277,606	$ 171,530
	========	=========

Note 5 -	Note Payable to Bank

In April 2002, the Company entered into a $6,000,000 loan agreement, of which $4,500,000 can be used for the construction development costs of the Company's condominium projects and $1,500,000 can be used for the working capital needs of the Company. Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (3.72% at September 30, 2002). The proceeds from the sale of the condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is collateralized by a security interest in the subsidiary's assets. Borrowings outstanding under this agreement were $342,350 at September 30, 2002. The amount available for additional borrowings at September 30, 2002 was $4,157,650 and $1,500,000, for construction development costs and working capital, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of September 30, 2002.

At December 31, 2001, the Company had a mortgage note payable with an outstanding balance of $955,268 that was repaid on April 15, 2002 with the proceeds of the new credit facility described above. Under the terms of the loan, interest was payable monthly at an annual rate equal to the prime rate less one-quarter percent (4.5% at December 31, 2001).

Interest costs related to the construction of condominiums were capitalized. During the nine and three months ended September 30, 2002, the Company capitalized interest costs of $40,970 and $9,815, respectively.  During the nine and three months ended September 30, 2001, the Company capitalized interest costs of $1,229.

Note 6 -	Commitments and Contingencies

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

In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of September 30, 2002, outstanding performance bonds issued on behalf of the Company amounted to approximately $171,000.

Note 7 -	Income Taxes

At September 30, 2002, the Company had tax net operating loss carryforwards of approximately $1,470,000 available to offset future taxable income, which if unused will expire from 2009 through 2020.  The Company has alternative minimum tax credit carryforwards of $391,000, which are available to reduce future Federal income taxes over an indefinite period.

Note 8 -	Earnings Per Share of Common Stock and Preferred Stock Dividends

Basic earnings per common share, after deducting dividend requirements on the Company's Series A 7% Voting Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series A Stock"), is equal to net income divided by the weighted average of the number of common stock shares outstanding.  The weighted average of the number of common stock shares outstanding excludes 156,008 and 17,358 shares of Treasury Stock for each of the nine and three month periods ended September 30, 2002 and 2001, respectively.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding or the conversion of preferred shares to common shares.

The Company paid dividends on its Series A Stock in the amount of $13,181 and $1,302 for the nine and three months ended September 30, 2001, respectively.  All 339,407 shares of the Company's Series A Stock were redeemed on July 20, 2001, at a redemption price of $1.00 per share.

Note 9 -	Business Segment Information

Excluding the mining operations, which are being reported as discontinued operations, the Company is primarily involved in two lines of business, electrical construction and real estate.  There were no material amounts of sales or transfers between lines of business and no material amounts of export sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the nine months ended September 30, as indicated:

	2002	2001
Sales from operations to
unaffiliated customers
Electrical construction	$12,877,614	$15,558,122
Real estate	5,060,842	88,612
Total	$17,938,456	$15,646,734
	==========	==========
Gross profit
Electrical construction	$ 1,549,626	$ 2,475,643
Real estate	1,401,445	9,848
Total gross profit	2,951,071	2,485,491
Other income, net	47,529	159,068
General corporate expenses	(2,113,236)	(1,777,320)
Income from continuing
operations before income
taxes	$ 885,364	$ 867,239
	==========	==========

The following table sets forth certain segment information for the three months ended September 30, as indicated:

	2002	2001
Sales from operations to
unaffiliated customers
Electrical construction	$1,987,085	$4,489,015
Real estate	4,960,765	12,570
Total	$6,947,850	$4,501,585
	=========	=========
Gross profit (loss)
Electrical construction	$ (337,772)	$ 509,845
Real estate	1,347,253	(17,963)
Total gross profit	1,009,481	491,822
Other income, net	17,964	42,279
General corporate expenses	(928,421)	(390,913)
Income from continuing
operations before income
taxes	$ 99,024	$ 143,248
	=========	=========

The following table sets forth certain segment information for the periods indicated:

	September 30,	December 31,
	2002	2001
Identifiable assets
Continuing operations
Electrical construction	$ 9,410,179	$11,180,256
Real estate	2,707,648	3,407,180
Corporate	7,098,267	5,196,705
Discontinued operations	3,297,523	3,091,341
Total	$22,513,617	$22,875,482
	==========	==========

Note 10 -	Preferred Stock Purchase Rights

On September 17, 2002, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Agreement designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company.

The Company adopted this Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics.  In general terms, The Rights Agreement imposes a significant penalty upon any person or group that acquires 20% or more of the Company's outstanding common stock without the approval of the Company's Board of Directors.  The Rights Agreement was not adopted in response to any known attempt to acquire control of the Company.

Under the Rights Agreement, a dividend of one preferred Stock Purchase Right was declared for each common share held of record as of the close of business on September 18, 2002.  No separate certificates evidencing the Rights will be issued unless and until they become exercisable.

The Rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 20% or more of the Company's common stock.  In that event, each Right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company's common stock or shares in an acquiring entity at one-half of market value.

The Right's initial exercise price, which is subject to adjustment, is $2.20.  The Company's Board of Directors generally will be entitled to redeem the Rights at a redemption price of $.001 per Right until an acquiring entity acquires a 20% position. The Rights expire on September 18, 2012.

The complete terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, a copy of which was filed with the Securities and Exchange Commission on September 18, 2002.

Note 11 -	Common Stock Repurchase Plan

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the next twelve-month period.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  As of September 30, 2002, pursuant to the Plan, the Company has repurchased 138,650 shares of its Common Stock at a cost of $55,460.  The Company currently holds the repurchased stock as Treasury Stock, reported at cost.

Note 12 -	Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions of a Segment of a Business."  This Statement is effective for financial statements with fiscal years beginning after December 15, 2001.  Adoption of this Statement on January 1, 2002 did not have a significant impact on the financial position or results of operations of the Company. However, the Company did reclassify the results of operations related to the mining segment from earnings from continuing operations to earnings from discontinued operations in accordance with the Statement.

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in the documents we incorporate by reference into this Quarterly Report on Form 10-Q.  You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved.  Our actual results may differ materially from what we currently expect.  Factors that may effect our results include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electric construction field, including intensification of price competition; the availability of skilled construction labor; in connection with our real estate development projects, interest rates and general economic conditions, both nationally and in our region; and, in connection with our mining operations, the actual amount realized in any sale thereof.  Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

Critical Accounting Policies and Estimates

This discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to fixed price electrical construction contracts, real estate development projects and deferred income tax assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its most significant judgments and estimates used in the preparation of its consolidated financial statements.

A number of factors relating to our electrical construction segment affect the recognition of contract revenue.  The Company recognizes revenue when electrical services are performed except when work is performed under a fixed price contract.  Revenue from fixed price construction contracts is recognized on the percentage of completion method.  Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs.  Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, and the unit cost of labor, subcontracts, materials and equipment.  Additionally, external factors such as weather, client needs, client delays in providing approvals, labor availability and governmental regulation, may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition.  If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured.

Given our limited experience in condominium development, the initial condominium development project was accounted for under the deposit method, thus deferring the recognition of related revenue and expenses until the project was complete and the underlying titles were transferred to the buyers.

Commencing with the second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by SFAS No. 66 "Accounting for Sales of Real Estate" will be recognized using the percentage of completion method.  Under this method, revenue is recognized when (1)construction is beyond a preliminary stage, (2)buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3)a substantial percentage of the condominiums are under firm contracts, (4)collection of the sales price is reasonably assured and (5)sales proceeds and costs can be reasonably estimated.  Revenue recognized is calculated based on the percentage of completion, as determined by the fixed price construction contract costs incurred to date in relation to the total fixed price construction contract.  If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.  A significant majority of the total estimated project costs is attributable to the fixed price construction contract; the residual estimated costs could vary from actual.  If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined.  The timing of revenue and expense recognition is contingent on construction productivity.  Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, permitting and unforeseen events.

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

Results of Operations

Nine months ended September 30, 2002 compared to Nine months ended September 30, 2001

Continuing Operations

  Revenues

Total revenues in the nine months ended September 30, 2002 were $17,938,456, compared to $15,646,734 in the nine months ended September 30, 2001.  This net increase was largely attributable to a significant increase in revenues generated by the real estate operations, which were partially offset by a decrease in the electrical construction operation's revenue.

Electrical construction revenue decreased by 17.2% in the nine months ended September 30, 2002 to $12,877,614 from $15,558,122 in the nine months ended September 30, 2001. The decrease was primarily attributable to a decrease in both transmission line construction and fiber optic projects as a result of a decline in demand for construction and maintenance services provided to electrical utilities.  There was no revenue earned from fiber optic construction during the nine months ended September 30, 2002.

Revenues recognized by the real estate operations for the nine months ended September 30, 2002 were $5,060,842 in comparison to $88,612 for the nine months ended September 30, 2001, an increase of $4,972,230.  This significant increase was attributed to the completion and sale of the Company's first condominium development project, a twelve-unit riverfront condominium, "Country Club Point", as well as partial revenue recognition on the second condominium development project, a six-unit oceanfront condominium, "Riomar".

Country Club Point was accounted for under the deposit method; accordingly, related revenue and expenses were deferred until the sale of the condominiums occurred and the underlying titles were transferred to the buyers.  Riomar is being accounted for under the percentage of completion method.

  Operating Results

Electrical construction operations had a gross profit of $1,549,626 in the nine months ended September 30, 2002, compared to a gross profit of $2,475,643 during the nine months ended September 30, 2001, a decrease of 37.4%.  Gross profit was lower for the nine months ended September 30, 2002 due primarily to decreased revenue and margins on transmission line construction.  As a percentage of revenue, gross margins on electrical construction operations decreased to 12.0% for the nine months ended September 30, 2002 from 15.9% for the nine months ended September 30, 2001.    The decrease in the gross margin percentage was a result of a net increase in transmission line construction costs as a percentage of revenue.  The net increase was comprised of an increase, as a percentage of revenue, in sub-contractor, insurance and depreciation costs, partially offset by a decrease in salaries for the nine months ended September 30, 2002, in comparison to September 30, 2001.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.  At September 30, 2002, the approximate value of uncompleted contracts was $5,400,000 compared to $17,500,000 at September 30, 2001.  The Company expects electrical construction performance in the fourth quarter will be adversely affected by a lower level of activity attributable to a general slackening of near-term industry demand. Recent bidding activity suggests this downtrend may be temporary.

Real estate operations had a gross profit of $1,401,445 in the nine months ended September 30, 2002, compared to a gross profit of $9,848 in the nine months ended September 30, 2001, an increase of $1,391,597.  This significant increase was the result of the completion and the sale of the Country Club Point and the commencement of construction on Riomar during the nine months ended September 30, 2002.  As a percentage of revenue, gross margins increased to 27.7% for the nine months ended September 30, 2002 from 11.1% for the nine months ended September 30, 2001. Selling expenses associated with the real estate operations, including real estate commissions, title insurance and other closing costs are not included in the gross profit calculation. These costs, including incentive compensation costs, are included in the category of selling, general and administrative expenses.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $17,100,621 in the nine months ended September 30, 2002 from $14,938,563 in the nine months ended September 30, 2001.

Electrical construction costs were $10,333,579 in the nine months ended September 30, 2002, a decrease of 15.1% from $12,172,189 in the nine months ended September 30, 2001.  This decrease was primarily attributable to the lower level of construction activity.

Cost of real estate operations increased to $3,657,184 for the nine months ended September 30, 2002 from $75,164 for the nine months ended September 30, 2001.  This increase of $3,582,020 was the result of construction and other costs associated with both Country Club Point and Riomar that were recognized during the nine months ended September 30, 2002.

Depreciation and amortization was $1,032,302 in the nine months ended September 30, 2002, compared to $967,890 in the nine months ended September 30, 2001.  The increase in depreciation and amortization for 2002 was largely a result of recent capital expenditures, most of which have occurred in the Company's electrical construction business.

Selling, general and administrative expenses of the Company increased to $2,077,556 in the nine months ended September 30, 2002, from $1,723,320 in the nine months ended September 30, 2001.  The net increase was primarily a result of increases in selling expenses associated with the real estate operations and professional and legal expenses related to the proposed sale of the mining operations.  These increases were partially offset by a decrease in proxy solicitation costs.  Selling, general and administrative expenses, as a percentage of revenue, increased to 11.6% from 11.0% in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

  Other Income

Other income in the nine months ended September 30, 2002 was $47,529, compared to $159,068 in the nine months ended September 30, 2001.  The decrease in other income for 2002 was mainly a result of decreased interest income as a result of the general decline in interest rates.

  Income Taxes

The provision for income taxes was $356,713 in the nine months ended September 30, 2002, an effective tax rate of 40.3%, as compared to an income tax provision of $305,858 in the nine months ended September 30, 2001, an effective tax rate of 35.3%. The effective tax rate differs from the statutory rate for the nine months ended September 30, 2002 largely due to state income taxes and nondeductible expenses for tax purposes.  For the nine months ended September 30, 2001, the effective income tax rate varies from the statutory rate as a result of state income taxes, nondeductible expenses for tax purposes and the realization of net operating loss carryforwards.

Discontinued Operations

On December 18, 2001, the Company announced it was considering strategic moves to maximize shareholder value, including possible divestiture of its mining operations.  To assist in this review, the Company retained the investment banking firm, McFarland Dewey & Co., LLC.  On April 23, 2002, the Company announced that it had signed a letter of intent to sell all of its existing mining operations to an unaffiliated private purchaser.  This letter of intent has expired and the Company is actively pursuing discussions with another possible purchaser.  Any sale will be contingent upon the Company finding a buyer that can offer a price and terms that are acceptable to the Company.  There can be no assurance that a sale of the Company's mining operations will materialize. Accordingly, as required by SFAS No. 144, the operating results of the mining operations for the third quarter ended September 30, 2002 and prior periods have been restated as discontinued operations.

Based on management's estimate, the Company expects proceeds from the sale of the mining operations to approximate the carrying value of the mining companies.  The Company does not expect to incur operating losses during the disposal period.  The actual results on disposal of the mining segment, including operating results through the disposal period, may be different from management's estimates and the difference could be material. To the extent actual proceeds from the eventual sale of the assets of the mining segment and operating results during the period differ from management's estimates reflected in these consolidated financial statements, the variance will be reported within discontinued operations in future periods.

  Revenues

Revenue from mining operations increased 44.6% to $2,103,849 in the nine months ended September 30, 2002 from $1,454,489 in the nine months ended September 30, 2001.  Higher revenues were primarily a result of an increase in the volume of construction aggregate and other projects performed.

  Operating Results

During the nine months ended September 30, 2002, mining operations experienced a gross profit of $299,903 compared to a gross loss of $131,028 during the nine months ended September 30, 2001.  As a percentage of revenue, gross margins in the mining operations improved to 14.3% for the nine months ended September 30, 2002 from (9.0)% for the nine months ended September 30, 2001. Gross margins improved as a result of increased volume in the construction aggregate business, reductions in per-unit zeolite operating costs and reduced depreciation expense. The operating results from mining included depreciation expense of $54,288 during the nine months ended September 30, 2002, compared to $186,653 during the nine months ended September 30, 2001.  In conformity with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the provision for depreciation expense on the mining assets was suspended at the end of March 2002.

St. Cloud Mining Company, a wholly owned subsidiary of the Company, sold 12,382 tons of natural zeolite during the nine months ended September 30, 2002, compared to 12,418 tons during the nine months ended September 30, 2001.

  Costs and Expenses

Mining costs were $1,749,658 in the nine months ended September 30, 2002, compared to $1,398,864 in the nine months ended September 30, 2001.  This increase of 25.1% was primarily a result of increased costs associated with the increased construction aggregate business.

  Other Income

Other income in the nine months ended September 30, 2002 was $354,289, compared to $463,666 in the nine months ended September 30, 2001.  For the nine months ended September 30, 2002 and 2001, other income included $301,132 and $421,953, respectively, from the gain on sale of land in New Mexico earned by the Company's mining subsidiary.

Three months ended September 30, 2002 compared to Three months ended September 30, 2001

Continuing Operations

  Revenues

Total revenues in the three months ended September 30, 2002 were $6,947,850, compared to $4,501,585 in the three months ended September 30, 2001.  This increase in total revenues was a result of a substantial increase in revenues generated by the real estate operations, which was offset by a significant decrease in revenues earned by the electrical construction operations.

Electrical construction revenue decreased by 55.7% in the three months ended September 30, 2002 to $1,987,085 from $4,489,015 in the three months ended September 30, 2001, principally as a result of a decrease in transmission line construction projects. The overall decrease in electrical construction revenue was a result of a decline in demand of construction and maintenance services provided to electrical utilities.

Revenues for the real estate operations were $4,960,765 and $12,570 for the three months ended September 30, 2002 and 2001, respectively.  This significant increase of $4,948,195 was attributed to the completion and sale of Country Club Point, as well as commencement of construction on Riomar.

  Operating Results

Electrical construction operations had a gross loss of $337,772 in the three months ended September 30, 2002, compared to a gross profit of $509,845 during the three months ended September 30, 2001.  The overhead allocation of fixed costs to a lower revenue base during the current period contributed to the decrease in current margin.  The overhead allocation is primarily comprised of fixed costs, mainly insurance and depreciation expenses.  As a percentage of revenue, gross margins on electrical construction operations decreased to (17.0)% for the three months ended September 30, 2002 from 11.4% for the three months ended September 30, 2001.  Salaries, depreciation and insurance, as a percent of revenue, all increased in the three months ended September 30, 2002 in comparison to the three months ended September 30, 2001.

Real estate operations had a gross profit of $1,347,253 for the three months ended September 30, 2002, compared to a gross loss of $17,963 for the three months ended September 30, 2001.  This significant increase was the result of the completion and sale of Country Club Point and the commencement of construction on Riomar during the three months ended September 30, 2002.  As a percent of revenue, gross margins increased to 27.2% for the three months ended September 30, 2002 from (142.9)% for the three months ended September 30, 2001.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $6,866,790 in the three months ended September 30, 2002 from $4,400,616 in the three months ended September 30, 2001.

Electrical construction costs were $1,983,146 in the three months ended September 30, 2002, a decrease of 45.9% from $3,663,792 in the three months ended September 30, 2001.  This decrease was principally attributable to the lower level of construction activity.

Real estate operation costs were $3,612,774 and $29,334 for the three months ended September 30, 2002 and 2001, respectively.  This significant increase of $3,583,440 was the result of construction and other costs associated with Country Club Point and Riomar that were recognized during the three months ended September 30, 2002.

Depreciation and amortization was $354,944 in the three months ended September 30, 2002, compared to $334,579 in the three months ended September 30, 2001.  The increase in depreciation and amortization was largely a result of recent capital expenditures, most of which have occurred in the Company's electrical construction business.

Selling, general and administrative expenses of the Company increased to $915,926 in the three months ended September 30, 2002, from $372,911 in the three months ended September 30, 2001. The increase was primarily a result of selling expenses associated with the real estate operations, legal expenses related to the proposed sale of the mining operations and professional fees attributable to the implementation of the Shareholder Rights Agreement.  Selling, general and administrative expenses as a percentage of revenue increased to 13.2% from 8.3% in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

  Other Income

Other income in the three months ended September 30, 2002 was $17,964, compared to $42,279 in the three months ended September 30, 2001.  The decrease in other income for 2002 was mainly a result of losses incurred on the sale of capital equipment.

  Income Taxes

The provision for income taxes was $39,923 in the three months ended September 30, 2002, an effective tax rate of 40.3%, as compared to an income tax provision of $51,358 in the three months ended September 30, 2001, an effective tax rate of 35.9%. The effective tax rate differs from the statutory rate for the three months ended September 30, 2002 and 2001 primarily due to state income taxes and nondeductible expenses for tax purposes.

Discontinued Operations

  Revenues

Revenue from mining operations increased 35.1% to $649,444 in the three months ended September 30, 2002 from $480,720 in the three months ended September 30, 2001.  Higher revenues were a result of an increase in the volume of construction aggregate and other construction projects performed.

  Operating Results

During the three months ended September 30, 2002, mining operations experienced a gross profit of $118,293 compared to a gross loss of $50,567 during the three months ended September 30, 2001.  As a percentage of revenue, gross margins in the mining operations improved to 18.2% for the three months ended September 30, 2002 from (10.5)% for the three months ended September 30, 2001.  Gross margins improved generally as a result of increased volume in both construction aggregate and other construction business and reduced depreciation expense.  The operating results from mining included depreciation expense of $62,384 during the three months ended September 30, 2001.  In conformity with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the provision for depreciation expense on the mining assets was suspended at the end of March 2002.

St. Cloud Mining Company, a wholly owned subsidiary of the Company, sold 3,748 tons of natural zeolite during the three months ended September 30, 2002, compared to 3,970 tons during the three months ended September 30, 2001.

  Costs and Expenses

Mining costs were $531,151 in the three months ended September 30, 2002, compared to $468,903 in the three months ended September 30, 2001.  This increase of 13.3% was primarily a result of costs associated with the increased construction aggregate and other construction business.

  Other Income

Other income in the three months ended September 30, 2002 was $68,696, compared to $246,262 in the three months ended September 30, 2001.  For the three months ended September 30, 2002 and 2001, other income included $52,812 and $235,388, respectively, from the gain on sale of land in New Mexico earned by the Company's mining subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents, including both continuing and discontinued operations, at September 30, 2002 were $7,674,888 as compared to $4,662,126 as of December 31, 2001.  Working capital, including both continuing and discontinued operations, at September 30, 2002 was $10,247,954, compared to $8,528,097 at December 31, 2001.  The Company's ratio of current assets to current liabilities increased to 6.0:1 at September 30, 2002, from 3.6:1 at December 31, 2001. This increase in the current ratio is primarily due to the decreased level of accounts payable and accrued liabilities and the decreased level of note payable to bank as of September 30, 2002. These items are a result of the lower level of operations in electrical construction and the completion of Country Club Point and the related reduction in bank financing during the nine months ended September 30, 2002.

During the nine months ended September 30, 2002 and 2001, the Company received proceeds of $23,333 and $129,354 from the exercise of 106,667 and 591,331 stock options of the Company's Common Stock, respectively.  During the three months ended September 30, 2002 and 2001, the Company received proceeds of $5,469 and $4,740 from the exercise of 25,000 and 21,666 stock options of the Company's Common Stock, respectively.  The options were exercisable at $0.21875 per share, the fair market value of the Common Stock at the date of the grant.  At September 30, 2002, 243,668 shares were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.

In August 2002, the Company began investing a portion of its cash, in excess of operating requirements, in short-term highly liquid U.S. government debt securities.  As of September 30, 2002, short-term investments had a balance of $249,880.

The Company paid cash dividends on its Series A Stock in the amount of $13,181 and $1,302 during the nine and three months ended September 30, 2001, respectively.  On September 19, 2001, the Board of Directors of the Company, in accordance with the Restated Certificate of Incorporation, voted to redeem its Series A Stock. All 339,407 shares of Series A Stock were redeemed on July 20, 2001 for $1 per share, or $339,407. The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Plan") allowing the Company to repurchase up to five percent of its outstanding Common Stock over the next twelve-month period.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of shares to be repurchased is contingent upon market conditions and other factors. As of September 30, 2002, pursuant to the Plan, the Company has repurchased 138,650 shares of its Common Stock at a cost of $55,460.

On April 15, 2002, the Company entered into a new loan agreement with Wachovia Bank, N.A. ("Wachovia") for a $6,000,000 line of credit. On September 30, 2002 the Company had a loan balance with Wachovia in the amount of $342,350. This new line of credit replaces the previous line of credit and mortgage note payable provided by SunTrust Bank of Central Florida, N.A. ("SunTrust").   The mortgage note payable with SunTrust, which had a balance of $955,268 at December 31, 2001, was repaid on April 15, 2002 with proceeds from the new credit facility with Wachovia.  The new credit facility will primarily be used to finance the costs of constructing condominium units in Florida and is fully described in Note 5 - Note Payable to Bank.

The Company's capital expenditures for continuing operations for the nine months ended September 30, 2002 increased to $1,034,051 from $1,009,428 for the nine months ended September 30, 2001.  The majority of the 2002 capital expenditures were attributable to the construction of a new office building for the Company's electrical construction segment.

As of September 30, 2002, the Company had expended approximately $5,280,000 in land acquisition and development costs on its four condominium projects.  This was funded from internal cash reserves and bank financing. Outstanding borrowings under bank financing were $342,350 and $955,268 as of September 30, 2002, and December 31, 2001, respectively.  It is anticipated that future construction costs will be funded through bank financing which will be repaid from the proceeds from condominium sales. The amount of borrowings outstanding at anytime will be dependant upon the funding needs of current condominium development projects.  The primary focus of the Company's real estate operations is on the development of small, high-end, waterfront condominium projects.  To date, the Company has purchased four sites, three of which are waterfront, in the Cocoa Beach, Florida area.

In the third quarter of 2002, Country Club Point was completed and the sale of all twelve units occurred, yielding sales proceeds of $4,310,000 and a pre-tax profit of approximately $1,000,000.  As of September 30, 2002, all debt incurred by this project was repaid with the related sales proceeds.

The Company has commenced construction on Riomar.  Five of the six units at Riomar (total estimated aggregate sales price of $4,050,000) are under contract for sale. Riomar is anticipated to be completed in the summer of 2003.

"Cape Club", a sixteen-unit oceanfront condominium project is currently in the permitting phase.  Fourteen of the sixteen units at Cape Club (total estimated aggregate sales price of $7,650,000) have been reserved with refundable deposits. Cape Club is expected to be completed in the first quarter of 2004.  Plans for the latest project, "Oak Park" have yet to be finalized.

The following table summarizes the Company's future contractual obligations at September 30, 2002:

Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	After 2 Years
Continuing operations
Note payable	$342,350	$342,350	--	--
Operating lease	101,865	76,399	$25,466	--
Standby letter of
credit	100,000	100,000	--	--
Discontinued operations	--	--	--	--

Total	$544,215	$518,749	$25,466	--
	=======	=======	=======	==

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures conducted as of a date within 90 days of the date of filing this report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934) are effective as of such date.

(b) Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that the evaluation was conducted.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

10-4  Performance-Based Bonus Plan effective January 1, 2002

99-1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99-2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Registrant filed with the Commission, a Current Report on Form 8-K on September 18, 2002, relating to the adoption of a new Rights Agreement and the related declaration of a dividend of one Right for each outstanding share of Common Stock of the Registrant held of record at the close of business on September 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION
(Registrant)

Dated:  November 13, 2002

/s/John H. Sottile
(John H. Sottile)
Chairman of the Board of Directors,
President, Chief Executive Officer and
Director.

/s/Stephen R. Wherry
(Stephen R. Wherry)
Vice President, Treasurer and Chief
Financial Officer.

CERTIFICATION

I, John H. Sottile, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Goldfield Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 13, 2002

/s/John H. Sottile
(John H. Sottile)
Chairman of the Board of Directors,
President, Chief Executive Officer and
Director.

CERTIFICATION

I, Stephen R. Wherry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Goldfield Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 13, 2002

/s/Stephen R. Wherry
(Stephen R. Wherry)
Vice President, Treasurer and Chief
Financial Officer.