Form 10-K
period 2002-12-31
GOLDFIELD CORP
filed 2003-03-25
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period ________ to ________

Commission File Number: 1-7525

 The Goldfield Corporation
    (Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	88-0031580 (I.R.S. Employer Identification No.)

100 Rialto Place, Suite 500 Melbourne, FL (Address of principal executive offices)	32901 (Zip Code)

(321) 724-1700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, Par Value $.10 per share	Name of each exchange on Which registered The American Stock Exchange

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

Yes  X     No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer.

 Yes        No  X

     On June 30, 2002, the aggregate market value (based upon the closing price on The American Stock Exchange) of the common stock held by nonaffiliates was approximately $10.8 million.

     As of February 28, 2003, 26,883,172 shares of the Registrant's common stock were outstanding.

Documents Incorporated by Reference

Document Proxy Statement for 2003 Annual Meeting	Where Incorporated Part III

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in the documents we incorporate by reference into this Annual Report on Form 10-K.  You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved.  Our actual results may differ materially from what we currently expect.  Factors that may effect our results include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electric construction field, including intensification of price competition; the availability of skilled construction labor; in connection with our real estate development projects, interest rates and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently engaged in electrical construction, including the placement of fiber optic cable, and real estate development.  Until November 30, 2002, the Company was also engaged in mining activities.  Unless the context otherwise requires, the terms "Goldfield" and "the Company" as used herein mean The Goldfield Corporation and its consolidated subsidiaries.  For information concerning sales, operating income and identifiable assets by business segment, see note 18 of notes to consolidated financial statements and Item 7, Management's, Discussion and Analysis - Results of Operations - Segment Information.

Electrical Construction

The Company, through its subsidiary Southeast Power Corporation ("Southeast Power"), is engaged in the construction and maintenance of electrical facilities for utilities and industrial customers.  The Company also installs fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. The Company has primarily performed work in the southeastern United States.  In the beginning of 2003, the Company established a new electrical construction division in South Carolina to expand its presence into the mid-Atlantic region of the United States.

The Company's construction business includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects.  Fiber optic cable installation is primarily overhead (OPGW and ADSS).

It is the Company's policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer's satisfaction and schedule.  As a result of this policy and the magnitude of some of the construction projects undertaken by the Company, a substantial portion of the Company's annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 18 of notes to consolidated financial statements.

Construction is customarily performed pursuant to the plans and specifications of customers. The Company generally supplies the management, labor, equipment and tools. Generally, materials are supplied by the customers.  Contracts may extend beyond one year, although most projects average a duration of six months or less.

The electrical construction business is highly competitive.  The Company competes with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own.  The Company also faces competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us.  Competitive factors include: level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel, worker safety, and financial stability.  The Company's management believes that the Company competes favorably with its competitors on the basis of these factors.  There can be no assurance, however, that the Company's competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance their competitive position.

The Company enters into contracts on the basis of either competitive bidding or direct negotiations with its customers. Competitively bid contracts account for a majority of the Company's construction revenues.  Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve lump sum, cost plus or unit price contracts.  The magnitude and duration of projects undertaken by the Company vary, which may result in substantial fluctuations in its backlog from time to time.  At February 28, 2003, the approximate value of uncompleted contracts was $14,200,000, compared to $10,700,000 at February 28, 2002.

A portion of the electrical construction work requires payment and performance bonds. The Company believes that it has adequate bonding availability.

As of February 1, 2003, electrical construction had a staff of 11 salaried employees, including executive officers, division managers, superintendents, project managers and administrative personnel.  In addition, at such date, electrical construction had 78 hourly-rate employees, none of whom are affiliated with any trade or labor organization. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time.  The Company believes that the experience and continuity of its employees has been an important factor in its success.  Management of the Company believes its relations with both its salaried and hourly-rate employees are good.

The Company is subject to various federal, state and local statutes and rules regarding, among other things, contractor licensing, electrical codes, worker safety and environmental protection.  The Company believes that it is in substantial compliance with all applicable regulatory requirements.

The administrative and maintenance facilities of Southeast Power are located on a 13-acre tract of land near Titusville, Florida, which is owned by the Company.  In 2002, a new office building (approximately 6,136 square feet) was built replacing the then existing office building.  The shop and maintenance facilities are approximately 17,000 square feet.  The Company believes that these properties are currently in good condition and properly maintained.

Real Estate

The primary focus of the Company's real estate operations is on the development of small, high-end, waterfront condominium projects.  To date, the Company has purchased five sites on the east coast of Central Florida, four of which are waterfront.

The Company acquires land only after feasibility and environmental testing has been performed.  Generally, architectural plans for the projects are outsourced and the project plans are submitted to general building contractors for competitive fixed-price bids.  The sales process is conducted by outside real estate agents.  In an effort to limit risk, the Company's policy is to obtain a substantial number of contracts for sale, backed by customers' non-refundable earnest money deposits, prior to commencing construction on the condominium projects.

As of February 28, 2003, outstanding contracts for sale amounted to approximately $4,400,000, compared to approximately $4,300,000 as of February 28, 2002.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

The Company's initial condominium development project, "Country Club Point", a twelve-unit riverfront complex in Cocoa Beach, was completed and sold in the summer of 2002.

In August 2002, construction began on the Company's second condominium project, "Riomar", a six-unit oceanfront complex near Cocoa Beach.  Five of the six units are under contract for sale.  Project completion is anticipated in the summer of 2003.

"Cape Club", a sixteen-unit oceanfront condominium project in Cape Canaveral, is currently in the permitting/pre-development phase. Eight units are under contract for sale and three units, which are currently reserved, are in the process of being converted to contracts for sale. Construction on Cape Club is expected to commence in spring 2003 and to be completed in the second quarter of 2004. Commencement of construction is dependent upon the receipt of required permits.

"Oak Park", a townhouse-style condominium project in Cape Canaveral is currently in the planning/permitting phase.  Preliminary plans call for a forty-unit condominium project, four of which have been reserved with refundable deposits.  Construction is expected to commence in the latter part of 2003.

The Company's most recent plans are to develop a riverfront combination residential and commercial complex on a two-acre parcel in Melbourne acquired in January 2003 for approximately $1 million.  Initial plans call for a multi-phase development, with the first phase, "Pineapple House", a thirty-three--unit luxury riverfront condominium project.  Additional phases may include additional residential condominiums and commercial buildings.

The Company purchases land and pays for architectural, engineering and various other costs with cash reserves.  Construction costs are generally financed with bank financing, as specified in note 9 of notes to the consolidated financial statements.

The Company does not offer financing arrangements to purchasers of its condominiums.

The Company also holds for resale 12 single-family lots, purchased in 1998 and 1999, in the Fawn Lake subdivision near Mims, Florida.

The real estate industry is highly competitive and fragmented.  The Company competes with numerous national and local real estate developers on the basis of a number of interrelated factors, including: quality, location, design, perceived value, price and reputation in the marketplace. Competitive advantages of the Company include desirable locations, unique designs and high quality amenities not generally offered by other developers in the market in which we compete.

The Company is subject to federal, state and local statutes, ordinances, rules and regulations regarding, among other things, zoning, building permits, environmental standards, building moratoriums and building codes.  The Company believes that its real estate operations are in substantial compliance, in all material respects, with all applicable regulations. However, the Company's growth and development opportunities may be limited and more costly as a result of such regulatory requirements.

The real estate operation employs one salaried employee who manages all real estate operations.  Management of the Company believes its relationship with this employee is good.

Discontinued Operations

Effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries, St. Cloud Mining Company and The Goldfield Consolidated Mines Company, to an unrelated party as detailed in note 5 of notes to the consolidated financial statements.

Item 2.	Properties.

For information with respect to the principal properties utilized in the Company's operations, see "Item 1. Business."

The Company's principal office is located in Melbourne, Florida, where the Company leases 4,855 square feet of space at an annual rental rate of $78,560.  The lease expires on May 31, 2004.

Item 3.	Legal Proceedings.

There is no material pending legal proceeding, other than routine litigation incidental to the business of the Company, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on The American Stock Exchange under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2002 and 2001:

	2002		2001
	High	Low	High	Low
First Quarter	$.56	$.46	$.75	$.37
Second Quarter	.62	.40	.78	.43
Third Quarter	.48	.36	.65	.43
Fourth Quarter	.48	.37	.52	.43

As of February 18, 2003, the Company had approximately 11,600 holders of record.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Item 6.	Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2002:

	Years Ended December 31,
	2002	2001		2000		1999	1998
	(In thousands except per share and share amounts)
Continuing Operations:
Total revenues	$22,343	$21,917		$22,723		$18,114	$14,448
Income(loss)from operations	$ 354	$ 945		$ 2,958		$ 2,642	$ (337)
Preferred stock dividends	--	(13)	(1)	(24)		(24)	(24)

Income (loss) available to common stockholders from continuing operations	354	932		2,934		2,619	(361)
Discontinued Operations: Income (loss) from operations	378	548		724		(166)	(273)
Loss on disposal	49	--		--		--	--

Net income (loss)	$ 682	$ 1,480		$ 3,658	(2)	$ 2,452	$ (633)
Earnings (loss) per share-basic: Continuing operations Discontinued operations	$ 0.01 0.01	$ 0.03 0.02		$ 0.11 0.03		$ 0.10 (0.01)	$ (0.01) (0.01)
Net income (loss)	$ 0.02	$ 0.05		$ 0.14		$ 0.09	$ (0.02)

Earnings (loss) per share-diluted: Continuing operations Discontinued operations	$ 0.01 0.01	$ 0.03 0.02		$ 0.11 0.03		$ 0.10 (0.01)	$ (0.01) (0.01)
Net income (loss)	$ 0.02	$ 0.05		$ 0.13		$ 0.09	$ (0.02)

Common shares used in the calculations of earnings per share Basic Diluted	27,416,395 27,543,835	27,298,715 27,533,229		26,854,748 27,914,029		26,854,748 27,393,528	26,854,748 27,243,345

Total assets	$22,358	$22,875		$20,229		$16,296	$14,213
Working capital	11,985	8,528		8,276		7,756	6,144
Shareholders' equity	20,081	19,580		18,311		14,653	12,200

The total of the above categories may differ from the sum of the components due to rounding.
_____________________________________

(1)	In July 2001, all 339,407 shares of the Company's Series A Stock were redeemed for the price of $1.00 per share.
(2)	Net income for 2000 included key-man life insurance proceeds of $2,000,000 as described in note 17 of notes to the consolidated financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Commencing with the second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate" will be recognized using the percentage of completion method.  Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2)buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3)a substantial percentage of the condominiums are under firm contracts, (4)collection of the sales price is reasonably assured and (5)sales proceeds and costs can be reasonably estimated.  Revenue recognized is calculated based on the percentage of completion, as determined by the fixed price construction contract costs incurred to date in relation to the total fixed price construction contract.  If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.  A significant majority of the total estimated project costs is attributable to the fixed price construction contract; the residual estimated costs could vary from actual.  If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined.  The timing of revenue and expense recognition is contingent on construction productivity.  Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, permitting and unforeseen events.

The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance for deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets, a valuation allowance would be recorded to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to subsequently determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made.

Results of Operations

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for each of the years in the three year period ended December 31, 2002:

	2002	2001	2000
Revenue Electrical construction Real estate	$16,442,396 5,900,864	$21,804,496 112,545	$22,696,137 27,233
Total	$22,343,260	$21,917,041	$22,723,370
Operating income (loss) Electrical construction Real estate	$ 1,689,686 1,229,872	$ 3,368,685 (23,809)	$ 2,078,571 (66,905)
Total	$ 2,919,558	$ 3,344,876	$ 2,011,666

YEAR ENDED DECEMBER 31. 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Continuing Operations

  Revenues

Total revenues in the year ended December 31, 2002 increased by 1.9% to $22,343,260, compared to $21,917,041 in the year ended December 31, 2001.  This increase in total revenues was primarily the result of a significant increase in revenues generated by the real estate operations, which were partially offset by a decrease in the electrical construction operation's revenue.

Electrical construction revenue decreased by 24.6% in the year ended December 31, 2002 to $16,442,396 from $21,804,496 in the year ended December 31, 2001.  The decrease was primarily attributable to a decrease in both transmission line construction and fiber optic projects as a result of a decline in the demand for the construction and maintenance services provided to electrical utilities.  There was no revenue earned from fiber optic projects during 2002. During the first quarter of 2003, the Company has been awarded to date approximately $15.8 million in new energy construction projects. The Company believes that this high level of new contract awards may suggest the beginning of a rebound in the electrical construction industry.

Revenues recognized by the real estate operations for the year ended December 31, 2002 were $5,900,864 compared to $112,545 for the year ended December 31, 2001, an increase of $5,788,319.  This significant increase was attributed to the completion and sale of the Company's first condominium development project, a twelve-unit riverfront complex in Cocoa Beach, "Country Club Point", as well as partial revenue recognition on the second condominium development project, a six-unit oceanfront complex near Cocoa Beach, "Riomar".

Country Club Point was accounted for under the deposit method; accordingly, related revenue and expenses were deferred until the sale of the condominiums occurred and the underlying titles were transferred to the buyers.  Riomar is being accounted for under the percentage of completion method.

The Company expects Riomar to be completed in the summer of 2003.  Five of the six units are currently under contract for sale.

"Cape Club", a sixteen-unit oceanfront condominium project is currently in the permitting/pre-development phase.  Eight units are under contract for sale and three units, which are currently reserved, are in the process of being converted to contracts for sale.  Construction on Cape Club is expected to commence in spring 2003 and to be completed in the second quarter of 2004. Commencement of construction is dependent upon the receipt of required permits.

"Oak Park", a townhouse-style condominium project in Cape Canaveral, is currently in the planning/permitting phase.  Preliminary plans call for a forty-unit complex, four of which have been reserved with refundable deposits.  Construction is expected to commence in the latter part of 2003.

The Company's most recent plans are to develop a riverfront combination residential and commercial complex on a two-acre parcel in Melbourne acquired in January 2003 for approximately $1 million.  Initial plans call for a multi-phase development, with the first phase, "Pineapple House", a thirty-three--unit luxury riverfront condominium complex.  Additional phases may include additional residential condominiums and commercial buildings.

  Operating Results

Electrical construction operations had an operating income of $1,689,686 in the year ended December 31, 2002, compared to an operating income of $3,368,685 during the year ended December 31, 2001, a decrease of 49.8%.  In 2002, the Company's electrical construction operating results were adversely affected by a lower level of activity attributable to a general slackening of industry demand.  As a percentage of revenue, operating margins on electrical construction operations decreased to 10.3% for the year ended December 31, 2002 from 15.4% for the year ended December 31, 2001.  The decrease in the operating margin was a result of a net increase in transmission line construction costs as a percentage of revenue.  The net increase was comprised of an increase, as a percentage of revenue, in insurance and depreciation costs, partially offset by a decrease in incentive bonuses incurred due to a lower level of profitability for the year ended December 31, 2002, in comparison to the year ended December 31, 2001.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.  At February 28, 2003, the approximate value of uncompleted contracts was $14,200,000 compared to $10,700,000 at February 28, 2002.

Real estate operations had an operating income of $1,229,872 in the year ended December 31, 2002, compared to an operating loss of $23,809 in the year ended December 31, 2001, an increase of $1,253,681.  This significant increase was the result of the completion and the sale of Country Club Point and the commencement of construction on Riomar during 2002.  As a percentage of revenue, operating margins increased to 20.8% for the year ended December 31, 2002 from (21.2)% for the year ended December 31, 2001.

As of February 28, 2003, outstanding real estate contracts for sale amounted to approximately $4,400,000, compared to approximately $4,300,000 as of February 28, 2002.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

  Other Income

Other income in the year ended December 31, 2002 was $74,618, compared to $186,581 in the year ended December 31, 2001,a decrease of 60.0%.  The net decrease was mainly attributable to decreases in interest income due to lower overall interest rates.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $21,700,379 in the year ended December 31, 2002 from $20,787,006 in the year ended December 31, 2001, an increase of 4.4%.

Electrical construction costs decreased to $13,306,542 in the year ended December 31, 2002 from $16,969,631 in the year ended December 31, 2001, a decrease of 21.6%.  The decrease in costs was primarily comprised of decreases in subcontractor costs and salaries, which was mainly attributable to a lower level of construction activity.

Cost of real estate operations increased to $4,311,709 for the year ended December 31, 2002 from $95,928 for the year ended December 31, 2001.  This increase of $4,215,781 was the result of construction and other costs associated with both Country Club Point and Riomar that were recognized during the year ended December 31, 2002.

Depreciation and amortization was $1,404,405 in the year ended December 31, 2002, compared to $1,324,751 in the year ended December 31, 2001.  The increase in depreciation and amortization for 2002 was largely a result of capital expenditures in recent years, most of which have occurred in the company's electrical construction business.

Selling, general and administrative expenses of the Company increased to $2,677,723 in the year ended December 31, 2002, from $2,396,696 in the year ended December 31, 2001. The net increase was primarily a result of increases in selling expenses associated with the real estate operations, professional and legal expenses related to the unsuccessful initial attempt to sell the mining operations, and a one-time completion fee which is due upon the Company's full release from its third party financial assurance obligations as described in note 10 of notes to the consolidated financial statements.  These increases were partially offset by a decrease in proxy solicitation costs in connection with the Company's 2002 annual meeting.  Selling, general and administrative expenses, as a percentage of revenue, increased to 12.0% from 10.9% in the year ended December 31, 2002 as compared to the year ended December 31, 2001.

  Income Taxes

The provision for income taxes was $363,866 in the year ended December 31, 2002, an effective tax rate of 50.7%, as compared to $371,891 in the year ended December 31, 2001, an effective tax rate of 28.2%. The effective tax rate differs from the statutory rate for the year ended December 31, 2002, largely due to the state income taxes.  For the year ended December 31, 2001, the effective tax rate differs from the statutory rate, primarily due to a decrease in the valuation allowance.

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

During 2002 and 2001, management determined that there was no need for a valuation allowance based on the following positive evidence:

Sufficient taxable income was generated during the years that were offset by net operating loss carryforwards for which a valuation allowance previously existed.  Management determined that it was more likely than not that a significant portion of the NOL's would be utilized prior to their expiration date.  The taxable income resulted from favorable operating results of the Company's electrical construction subsidiary that could not reasonably have been projected in a prior period.

As of December 31, 2001, the residual of the valuation allowance in the amount of $155,000 was released based on the above positive evidence.

Discontinued Operations

In December 2001, the Company announced it was considering a strategic move to maximize shareholder value via the possible divestiture of its mining operations, thus enabling the Company to strengthen its focus on its core electrical construction operations.  In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the operating results for December 31, 2002 and prior periods have been restated as discontinued operations.

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries, St. Cloud Mining Company ("St. Cloud") and The Goldfield Consolidated Mines Company ("Consolidated Mines"), to an unrelated party.  The Company received total cash consideration, net of a post-closing adjustment, in the amount of $2,497,590.

An after-tax loss on the sale of the mining operations was recorded in the fourth quarter of 2002 in the amount of $49,443. Net assets disposed of approximated $2,021,000 and the related selling cost which included commission, severance and legal expenses were approximately $454,000.

Summary operating results of discontinued operations for the eleven months ended November 30, 2002 and the year ended December 31, 2001 are as follows:

	2002	2001

Net sales	$2,464,017	$2,016,074
Cost of sales	(2,035,069)	(1,853,197)
Depreciation	(54,288)	(243,928)
Gross profit (loss)	374,660	(81,051)
General and
administrative expense	(9,018)	(20,634)
Operating income (loss)	365,642	(101,685)
Other income, net
Interest expense	(12,416)	(14,884)
Other income, net (including gain on sale of real estate of $301,132 and $420,014 for the periods ended November 30, 2002 and December 31, 2001, respectively)	359,802	465,032
	347,386	450,148
Income from discontinued
operations before
income taxes and loss on sale	713,028	348,463
Income taxes (benefit)	335,464	(199,578)

Income from discontinued operations, net of tax	377,564	548,041
Loss on sale (net of tax of $71,701)	49,443	--
Net income from discontinued operations	$ 328,121	$ 548,041

  Operating Results

During the eleven months ended November 30, 2002, mining operations experienced an operating income of $365,642 compared to an operating loss of $101,685 during the year ended December 31, 2001.  As a percentage of revenue, operating margins in the mining operations improved to 14.8% for the eleven months ended November 30, 2002 from (5.0)% for the year ended December 31, 2001.  Operating income improved as a result of increased volume in the construction aggregate business, reductions in per-unit zeolite operating costs and reduced depreciation expense. The operating results from mining included depreciation expense of $54,288 during the eleven months ended November 30, 2002, compared to $243,928 during the year ended December 31, 2001.  In accordance with SFAS No. 144, the provision for depreciation expense on the mining assets was suspended at the end of March 2002, when the assets were classified as held for sale.

St. Cloud sold 14,717 tons of natural zeolite during the eleven months ended November 30, 2002, compared to 15,951 tons during the year ended December 31, 2001.

The Lordsburg Mining Company ("Lordsburg"), a wholly-owned subsidiary of Consolidated Mines, sold 30,323 tons of construction aggregate material during the eleven months ended November 30, 2002, compared to 8,138 tons during the year ended December 31, 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Continuing Operations

  Revenues

Total revenues in the year ended December 31, 2001 were $21,917,041, compared to $22,723,370 in the year ended December 31, 2000.  This decrease in total revenues was mainly attributable to lower revenues in the electrical construction operations.

Electrical construction revenue decreased by 3.9% in the year ended December 31, 2001 to $21,804,496 from $22,696,137 in the year ended December 31, 2000 primarily as a result of a decrease in fiber optic construction.

Revenue, operating income and costs and expenses relating to real estate operations through December 31, 2001 were not significant, and were attributable largely to the sale of single-family lots in the Fawn Lake subdivision near Mims, Florida ("Fawn Lake").  However, at December 31, 2001 the Company had investments in real estate of $3,407,180, primarily representing expenditures made in connection with the Company's condominium development projects.

  Operating Results

Electrical construction operations had an operating income of $3,368,685 in the year ended December 31, 2001, compared to an operating income of $2,078,571 during the year ended December 31, 2000, an increase of 62.1%.  As a percentage of revenue, operating margins on electrical construction operations increased to 15.4% for the year ended December 31, 2001 from 9.2% for the year ended December 31, 2000.  Operating income was higher for the year ended December 31, 2001 due primarily to increased margins on transmission work resulting from the greater availability of projects.

  Other Income

Other income in the year ended December 31, 2001 was $186,581, compared to $2,318,356 in the year ended December 31, 2000.  The decrease in other income for 2001 was mainly a result of key-man life insurance proceeds of $2,000,000 recorded in the fourth quarter of 2000.  (See note 17 of notes to consolidated financial statements).  Interest expense increased for 2001 due to the longer duration that certain loans against the cash surrender value of insurance policies were outstanding and the debt incurred for the construction of the first condominium project.  The life insurance policy loans were initiated in June 2000.

  Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $20,787,006 in the year ended December 31, 2001 from $22,545,978 in the year ended December 31, 2000, primarily as a result of decreased electrical construction costs.

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

Depreciation and amortization was $1,324,751 in the year ended December 31, 2001, compared to $996,110 in the year ended December 31, 2000.  The increase in depreciation and amortization for 2001 was largely a result of recent capital expenditures, most of which have occurred in the Company's electrical construction business.

Selling, general and administrative expenses of the Company increased to $2,396,696 in the year ended December 31, 2001, from $2,111,064 in the year ended December 31, 2000.  This increase was primarily a result of increased proxy solicitation, salary and insurance expense.  Selling, general and administrative expenses in the year ended December 31, 2001 included approximately $430,000 of additional expenses related to proxy solicitation in connection with the Company's 2001 annual meeting. During the year ended December 31, 2000, selling, general and administrative expenses included a $425,311 net expense related to payments made under Cancellation and Release Agreements pursuant to which the Company's Employee Benefit Agreements were terminated. (See note 7 of notes to consolidated financial statements).  Selling, general and administrative expenses as a percentage of revenue increased to 10.9% from 9.3% in the year ended December 31, 2001 as compared to the year ended December 31, 2000.

  Income Taxes

The provision for income taxes was $371,891 in the year ended December 31, 2001, an effective tax rate of 28.2%, as compared to an income tax benefit of $462,177 in the year ended December 31, 2000, an effective tax rate (benefit) of (18.5)%. The effective tax rate differs from the statutory rate for the year ended December 31, 2001 largely due to the release of the remaining deferred tax asset valuation allowance of $155,000.  For the year ended December 31, 2000, the effective tax benefit differs from the statutory rate primarily due to a $744,000 decrease in the valuation allowance and the receipt of $2,000,000 of non-taxable life insurance proceeds.

During the review of the valuation allowance during 2001 and 2000 it was determined that a total of $155,000 and $744,000, respectively, of the valuation allowance should be released based on the following positive evidence:

Sufficient taxable income was generated during the years that was offset by net operating loss carryforwards for which a valuation allowance previously existed.  Management determined that it was more likely than not that a significant portion of the NOL's expiring in 2000 and 2001 would be utilized.  The taxable income resulted from favorable operating results of the Company's electrical construction subsidiary that could not reasonably have been projected in a prior period.

Discontinued Operations

Summary operating results of discontinued operations for the years ended December 31 are as follows:

	2001	2000

Net sales	$2,016,074	$2,508,278
Cost of sales	(1,853,197)	(2,206,625)
Depreciation	(243,928)	(278,187)
Gross profit(loss)	(81,051)	23,466
General and
administrative expense	(20,634)	(96,027)
Operating loss	(101,685)	(72,561)
Other income, net
Interest expense	(14,884)	(8,019)

Other income, net (including gain on sale of real estate of $420,014 and $109,117 for the periods ended December 31, 2001 and 2000, respectively)	465,032	160,629
	450,148	152,610
Income from discontinued
operations before
income taxes	348,463	80,049
Income taxes (benefit)	(199,578)	(643,882)

Income from discontinued
operations, net of tax	$ 548,041	$ 723,931

  Operating Results

During the year ended December 31, 2001, mining operations experienced an operating loss of $101,685 compared to an operating loss of $72,561 during the year ended December 31, 2000.  As a percentage of revenue, operating margins in the mining operations decreased to (5.0)% for the year ended December 31, 2001 from (2.9)% for the year ended December 31, 2000.  The increase in the operating loss for 2001 was largely due to a single construction aggregate project that was completed during the second quarter of 2000.  In addition, the operating loss from mining included depreciation expense of $243,928 during the year ended December 31, 2001, compared to $278,187 during the year ended December 31, 2000.

St. Cloud sold 15,951 tons of natural zeolite during the year ended December 31, 2001, compared to 16,422 tons during the year ended December 31, 2000.

Lordsburg sold 8,138 tons of construction aggregate material during the year ended December 31, 2001, compared to 8,365 tons during the year ended December 31, 2000.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data (in thousands of dollars except per share and share amounts) follows:

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Continuing Operations:
Revenues
Electrical construction	$5,596,776	$5,293,753	$1,987,085	$3,564,782
Real estate	25,749	74,328	4,960,765	840,022
Total	$5,622,525	$5,368,081	$6,947,850	$4,404,804

Operating income (loss) Electrical construction Real estate	$ 772,823 (13,561)	$1,019,053 55,897	$ (345,184) 1,059,032	$ 242,994 128,504
Net income (loss) from continuing operations available to common stockholders	212,031	260,105	60,420	(178,923)
Discontinued Operations: Income from operations Loss on disposal	128,894 --	141,143 --	104,467 --	3,060 49,443

Net income (loss)	340,925	401,248	164,887	(225,306)

Earnings (loss) per share- basic and diluted Continuing operations Discontinued operations Net income (loss)	0.01 0.00 0.01	0.01 0.01 0.01	0.00 0.00 0.01	(0.01) 0.00 (0.01)
Common shares and equivalents used in the calculations of earnings per share Basic Diluted	27,446,079 28,057,556	27,460,768 27,609,686	27,512,631 27,628,772	27,247,230 27,365,064

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Continuing Operations:
Revenues
Electrical construction	$6,450,996	$4,618,111	$4,489,015	$6,246,374
Real estate	9,538	66,503	12,570	23,934
Total	$6,460,534	$4,684,614	$4,501,585	$6,270,308

Operating income (loss) Electrical construction Real estate	$1,503,511 (26,636)	$ 320,717 29,829	$ 489,082 (26,581)	$1,055,375 (421)

Net income (loss) from continuing operation available to common stockholders	697,404	(234,821)	92,695	376,266

Discontinued Operations: Income from operations	43,396	21,153	118,526	364,966

Net income (loss)	740,800	(213,668)	211,221	741,232

Earnings (loss) per share- basic and diluted Continuing operations Discontinued operations Net income (loss)	0.03 0.00 0.03	(0.01) 0.00 (0.01)	0.00 0.00 0.01	0.01 0.01 0.03

Common shares and equivalents used in the calculations of earnings per share Basic Diluted	26,891,770 27,538,202	27,424,413 27,424,413	27,425,120 27,739,720	27,446,079 27,654,618

The totals for the years 2002 and 2001 may differ from the sum of the quarterly information due to rounding.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2002 were $7,405,342 as compared to $4,662,126 as of December 31, 2001. Working capital at December 31, 2002 was $11,985,287, compared to $8,528,097 at December 31, 2001.  Cash, cash equivalents and working capital at December 31, 2001, included balances from discontinued operations.  The Company's ratio of current assets to current liabilities increased to 6.3:1 at December 31, 2002, from 3.6:1 at December 31, 2001.  This net increase was primarily attributable to an increase in cash from proceeds received from the sales of the mining operations and the Country Club Point condominiums as well as a decrease in the electrical construction operation's accounts payable and accrued liabilities which resulted from a lower level of electrical construction activity.

In August 2002, the Company began investing a portion of its cash, in excess of operating requirements, in short-term highly liquid U.S. government debt securities.  As of December 31, 2002, short-term investments had a balance of $1,266,419.

On April 15, 2002, the Company entered into a new loan agreement with Wachovia Bank, N.A. ("Wachovia") for a $6,000,000 line of credit.  On December 31, 2002 the Company had a loan balance with Wachovia in the amount of $866,903.  This new line of credit replaces the previous line of credit and mortgage note payable provided by SunTrust Bank of Central Florida, N.A. ("SunTrust").  The mortgage note payable with SunTrust, which had a balance of $955,268 at December 31, 2001, was repaid on April 15, 2002 with proceeds from the new credit facility with Wachovia.  The new credit facility, as described in note 9 of notes to consolidated financial statements, will primarily be used to finance the costs of constructing condominium units in Florida and will subsequently be repaid with the sales proceeds from said condominiums.

On December 4, 2002, Company completed the sale of the capital stock of its mining subsidiaries, St. Cloud and Consolidated Mines. The Company received total cash consideration, net of a post-closing adjustment, in the amount of $2,497,590. The results of the sale are detailed in note 5 of notes to consolidated financial statements.

The Company's capital expenditures for continuing operations the year ended December 31, 2002, decreased to $1,146,515 from $1,596,884 for the year ended December 31, 2001.  This decrease in the level of capital expenditures was attributable to decreased expenditures at the Company's electrical construction segment during 2002.  Capital expenditures in 2003 are expected to be approximately $1,950,000, which the company expects to finance through existing cash reserves or credit facilities.

During the years ended December 31, 2002 and 2001, the Company received proceeds of $23,333 and $129,354 from the exercise of options to purchase 106,667 and 591,331 shares of the Company's Common Stock, respectively.  The options were exercisable at $0.21875 per share, the fair market value of the Common Stock at the date of the grant. At December 31, 2002 and 2001, 243,668 and 350,335 shares, respectively, were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.

The Company does not enter into financial instruments for trading purposes.  Financial instruments consist principally of cash, cash equivalents and short-term, highly liquid U.S. government debt securities with limited market risk sensitivity.

The Company paid cash dividends on its Series A Preferred Stock in the amount of $13,181 and $23,758 during the years ended December 31, 2001, and 2000, respectively.  On July 20, 2001, the Company redeemed its Series A Preferred Stock outstanding for $1 per share.  The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan (the "Repurchase Plan") allowing the Company to repurchase up to five percent of its outstanding Common Stock over the next twelve-month period.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of shares to be repurchased is contingent upon market conditions and other factors.  As of February 1, 2003, pursuant to the Repurchase Plan, the Company has repurchased 603,938 shares of its Common Stock at a cost of $285,771.

The following table summarizes the Company's future aggregate contractual obligations at December 31, 2002:

Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	After 2 Years

Operating leases	$ 113,415	$ 80,682	$32,733	--
Purchase obligations	1,541,440	1,541,440	--	--

Total	$1,654,855	$1,622,122	$32,733	--

Item 8.	Financial Statements

KPMG
111 North Orange Avenue, Suite 1600
P.O. Box 3031
Orlando, FL 32802

Independent Auditors' Report

The Shareholders and Board of Directors
The Goldfield Corporation:

We have audited the consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP Orlando, Florida February 7, 2003

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$ 7,405,342	$ 4,434,175
Short-term investments (Note 2)	1,266,419	-
Accounts receivable and accrued billings	2,611,268	3,477,195
Current portion of notes receivable	46,625	36,898
Costs and estimated earnings in excess of
billings on uncompleted contracts (Note 3)	1,330,675	557,433
Deferred income taxes (Note 4)	146,297	242,742
Income taxes recoverable	32,155	-
Residential properties under construction	614,390	1,509,837
Prepaid expenses	790,073	641,373
Other current assets	18,837	2,274
Current assets of discontinued operations (Note 5)	-	888,291
Total current assets	14,262,081	11,790,218
Property, buildings and equipment, net (Note 6)	4,432,848	4,777,838
Notes receivable, less current portion	681,915	181,386
Deferred charges and other assets
Deferred income taxes, less current portion (Note 4)	1,433,923	2,063,241
Land and land development costs, less current portion	1,126,515	1,512,616
Land held for sale	117,106	175,189
Cash surrender value of life insurance (Note 7)	303,613	291,695
Total deferred charges and other assets	2,981,157	4,042,741
Non-current assets of discontinued operations (Note 5)	-	2,083,299
Total assets	$ 22,358,001	$ 22,875,482
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued liabilities (Note 8)	$ 1,371,987	$ 2,109,417
Billings in excess of costs and estimated
earnings on uncompleted contracts (Note 3)	37,904	-
Note payable to bank (Note 9)	866,903	955,268
Current portion of deferred gain on installment sales	-	9,983
Income taxes payable	-	19,573
Current liabilities of discontinued operations (Note 5)	-	167,880
Total current liabilities	2,276,794	3,262,121

Deferred gain on installment sales, less current portion	-	33,023
Total liabilities	2,276,794	3,295,144
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued (Note 11 and 12)	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,570,104 and 27,463,437
shares issued at December 31, 2002 and 2001, respectively
(Note 13, 14 and 15)	2,757,010	2,746,344
Capital surplus	18,452,748	18,440,081
Accumulated deficit	(905,613)	(1,587,367)
Total	20,304,145	19,599,058
Less common stock in treasury, at cost; 486,968 and 17,358
shares at December 31, 2002 and 2001, respectively	222,938	18,720
Total stockholders' equity	20,081,207	19,580,338
Total liabilities and stockholders' equity	$ 22,358,001	$ 22,875,482

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)

Revenue
Electrical construction	$16,442,396	$21,804,496	$22,696,137
Real estate	5,900,864	112,545	27,233
Total revenue	22,343,260	21,917,041	22,723,370

Costs and expenses
Electrical construction	13,306,542	16,969,631	19,446,086
Real estate	4,311,709	95,928	77,650
Depreciation and amortization	1,404,405	1,324,751	996,110
Selling, general and administrative	2,677,723	2,396,696	2,111,064
Impairment recovery (Note 16)	-	-	(84,932)
Total costs and expenses	21,700,379	20,787,006	22,545,978

Other income, net (Note 17)
Interest income	97,077	170,393	238,790
Interest expense, net	(27,922)	(34,156)	(16,926)
(Loss) gain on sale of property and equipment	(65)	7,716	63,076
Life insurance proceeds	-	-	2,000,000
Other	5,528	42,628	33,416
Total other income, net	74,618	186,581	2,318,356

Income from continuing operations
before income taxes	717,499	1,316,616	2,495,748

Income taxes (benefit) (Note 4)	363,866	371,891	(462,177)

Income from continuing operations	353,633	944,725	2,957,925

Preferred stock dividends (Note 11)	-	13,181	23,758

Income from continuing operations
available to common stockholders	353,633	931,544	2,934,167

Income from discontinued operations (including
gain on the sale of real estate of $301,132,
$420,014 and $109,117 for the years ended
December 31, 2002, 2001 and 2000, respectively)
(net of income taxes (benefit) of $335,464,
($199,578) and ($643,882)) (Note 5)	377,564	548,041	723,931

Loss on disposal of discontinued operations
(net of tax of $71,701) (Note 5)	49,443	-	-

Net income available to common stockholders	$ 681,754	$ 1,479,585	$ 3,658,098

Earnings per share of common stock - basic (Note 14)
Continuing operations	$ 0.01	$ 0.03	$ 0.11
Discontinued operations	$ 0.01	$ 0.02	$ 0.03
Net income	$ 0.02	$ 0.05	$ 0.14

Earnings per share of common stock - diluted (Note 14)
Continuing operations	$ 0.01	$ 0.03	$ 0.11
Discontinued operations	$ 0.01	$ 0.02	$ 0.03
Net income	$ 0.02	$ 0.05	$ 0.13

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	27,416,395	27,298,715	26,854,748
Diluted	27,543,835	27,533,229	27,914,029

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Cash flows from operating activities
Income from continuing operations available
to common stockholders	$ 353,633	$ 944,725	$ 2,957,925
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	1,404,405	1,324,751	996,110
Deferred income taxes	725,764	69,017	(1,225,000)
Loss (gain) on sale of property and equipment	65	(7,716)	(63,076)
Gain on disposition of land held for sale	(171,410)	(112,546)	(27,234)
Cash provided from (used by) changes in
Accounts receivable and accrued billings	865,927	(1,200,427)	(151,837)
Insurance proceeds receivable	-	-	(2,000,000)
Costs and estimated earnings in excess

of billings on uncompleted contracts	(773,242)	404,756	(823,138)
Land and land development costs	386,101	(642,488)	(870,128)
Residential properties under construction	895,447	(1,509,837)	-
Recoverable income taxes	(32,155)	55,999	(55,999)
Prepaid expenses and other assets	(165,263)	73,393	(158,778)
Accounts payable and accrued liabilities	(737,430)	462,785	392,793
Billings in excess of costs and estimated
earnings on uncompleted contracts	37,903	(83,109)	23,135
Income taxes payable	(19,573)	19,573	(71,639)
Net cash provided by (used in) operating activities
of continuing operations	2,770,172	(201,124)	(1,076,866)
Net cash (used in) provided by operating activities
of discontinued operations	(11)	493,117	571,315
Net cash provided by (used in) operating activities	2,770,161	291,993	(505,551)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	87,035	10,500	153,419
Proceeds from notes receivable	95,557	64,427	65,236
Net purchases of investment securities	(1,266,419)	-	-
Proceeds on sale of mining subsidiaries	2,497,590	-	-
Purchases of property and equipment	(1,146,515)	(1,596,884)	(2,687,364)
Proceeds from sale of land held for sale	186,487	160,250	19,000
Life insurance proceeds	-	2,000,000	-
Cash surrender value of life insurance	(11,918)	(12,029)	313,308
Net cash (used in) provided by investing activities of

continuing operations	441,817	626,264	(2,136,401)
Net cash provided by (used in) investing activities of

discontinued operations	(199,512)	(170,114)	128,495
Net cash provided by (used in) investing activities	242,305	456,150	(2,007,906)

Cash flows from financing activities
Proceeds from the exercise of stock options	23,333	129,354	-
Net (repayments) borrowings on note payable to bank	(88,366)	955,269	-
Redemption of preferred stock	-	(339,407)	-
Payments of preferred stock dividends	-	(13,181)	(23,758)
Purchase of treasury stock	(204,217)	-	-
Net cash (used in) provided by financing activities
of continuing operations	(269,250)	732,035	(23,758)

Net increase (decrease) in cash and cash equivalents	2,743,216	1,480,178	(2,537,215)
Cash and cash equivalents at beginning of period	4,662,126	3,181,948	5,719,163
Cash and cash equivalents at end of period	$ 7,405,342	$ 4,662,126	$ 3,181,948

Cash and cash equivalents at end of period
Continuing operations	$ 7,405,342	$ 4,434,175	$ 3,070,142
Discontinued operations	-	227,951	111,806
	$ 7,405,342	$ 4,662,126	$ 3,181,948

Supplemental disclosure of cash flow information
Income taxes paid	$ 82,982	$ 27,723	$ 246,579
Interest paid	26,776	35,357	36,583
Dividends paid to Parent by subsidiaries	3,676,023	2,500,000	-

Supplemental disclosure of non-cash investing activities
Notes receivable in partial payment
for land held for sale	299,006	370,124	204,727

Notes receivable reclassified from
discontinued to continuing operations	605,813	-	-

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Years Ended December 31,
		2002	2001	2000

STOCKHOLDERS' EQUITY

PREFERRED	Beginning balance	-	$ 339,407	$ 339,407
STOCK SERIES A	Redemption of stock	-	(339,407)	-
	Ending balance	-	-	339,407

COMMON STOCK	Beginning balance	$ 2,746,344	2,687,211	2,687,211
	Exercise of stock options	10,666	59,133	-
	Ending balance	2,757,010	2,746,344	2,687,211

CAPITAL	Beginning balance	18,440,081	18,369,860	18,369,860
SURPLUS	Exercise of stock options	12,667	70,221	-
	Ending balance	18,452,748	18,440,081	18,369,860

ACCUMULATED	Beginning balance	(1,587,367)	(3,066,952)	(6,725,050)
DEFICIT	Income from continuing operations	353,633	944,725	2,957,925
	Income from discontinued operations	377,564	548,041	723,931
	Loss on disposal of
	discontinued operations	49,443
	Cash dividends
	Series A Stock
	(per share: 7%)	-	(13,181)	(23,758)
	Ending balance	(905,613)	(1,587,367)	(3,066,952)

TREASURY STOCK	Beginning balance	(18,720)	(18,720)	(18,720)
	Repurchase of stock	(204,218)	-	-
	Ending balance	(222,938)	(18,720)	(18,720)

	Total consolidated
	stockholders' equity	$ 20,081,207	$ 19,580,338	$ 18,310,806

NUMBER OF SHARES OF CAPITAL STOCK

PREFERRED	Beginning number of shares	-	339,407	339,407
STOCK SERIES A	Redemption of stock	-	(339,407)	-
	Ending number of shares	-	-	339,407

COMMON STOCK	Beginning number of shares	27,463,437	26,872,106	26,872,106
	Exercise of stock options	106,667	591,331	-
	Ending number of shares	27,570,104	27,463,437	26,872,106

TREASURY STOCK	Beginning balance	(17,358)	(17,358)	(17,358)
	Repurchase of stock	(469,610)	-	-
	Ending number of shares	(486,968)	(17,358)	(17,358)

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

Note 1 -	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - The accompanying consolidated financial statements include the accounts of The Goldfield Corporation ("Parent") and its wholly owned subsidiaries (collectively, "the Company").  The consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date as adjusted to reflect the assets and liabilities of the mining operations as discontinued and to reflect all assets and liabilities, as current and noncurrent (not netted), as required by Statement of Financial Accounting Standards ("SFAS") No. 144"Accounting for the Impairment or Disposal of Long-Lived Assets" adopted January 1, 2002.  In addition, the audited consolidated financial statements for the each of the two years ended December 31, 2001 and 2000 have been restated to reflect the operating results of the mining operations as discontinued operations.  All significant intercompany balances and transactions have been eliminated.

Nature of Operations - The Company's principal lines of business are electrical construction and real estate development.  The principal market for the Company's electrical construction operation is electric utilities in the southeastern and mid-Atlantic region of the United States. The primary focus of the Company's real estate operations is on the development of small, high-end, waterfront condominium projects.

Cash and Cash Equivalents - The Company considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Short-term Investments - Short-term investments are categorized as available-for-sale and carried at fair value, with unrealized gains or losses, net of tax, to be recorded as a separate component of stockholders' equity. Realized gains or losses and declines in value, if any, judged to be other than temporary, on available-for-sale securities are reported in other income or expense.

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

Real Estate Revenues - The Company's initial condominium project was accounted for under the deposit method, thus deferring the recognition of related revenue until the project was complete and the underlying titles were transferred to the buyers.

Subsequent condominium projects are being accounted for under the percentage of completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2)buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3)a substantial percentage of the condominiums are under firm contracts, (4)collection of the sales price is reasonably assured and (5)sales proceeds and costs can be reasonably estimated.  Revenue recognized is calculated based on the percentage of completion, as determined by the fixed price construction contract costs incurred to date in relation to the total fixed price construction contract.  If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.  A significant majority of the total estimated project costs is attributable to the fixed price construction contract; the residual estimated costs could vary from actual and the variation is recognized in the period it is determined.  If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined.  The timing of revenue and expense recognition is contingent on construction productivity.  Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, permitting and unforeseen events.

Land and Land Development Costs and Residential Properties Under Construction - The costs of the land purchase and any development expenses up to the initial construction phase of any new condominium project are recorded under the asset "land and land development costs."  Once construction commences, the costs of construction are recorded under the asset "residential properties under construction."  The assets "land and land development costs" and "residential properties under construction" relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the financial statement.

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

Executive Long-term Incentive Plan - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above.  The Company has adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123".

Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, the timing and amount of real estate revenue and costs recognized and the deferred income tax valuation allowance.

Financial Instruments Fair Value, Concentration of Business and Credit Risks The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accrued billings, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value.  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accrued billings and retainage in the amount of $1,028,802 and $3,461,431 at December 31, 2002 and 2001, respectively, due from electrical utilities pursuant to contract terms.  The Company considers these electrical utility customers to be creditworthy. As of December 31, 2002 and 2001, management of the Company, upon review of the trade and note receivable accounts, determined it was not necessary to record an allowance for doubtful accounts.

Reclassifications - Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions of a Segment of a Business."  This Statement is effective for financial statements with fiscal years beginning after December 15, 2001.  Adoption of this Statement on January 1, 2002 did not have a significant impact on the financial position or results of operations of the Company.

In June 2002, FASB issued SFAS No. 146 "Accounting for the Costs Associated with Exit or Disposal Activities."  This Statement addresses financial and reporting issues associated with exit and disposal activities and nullifies Emerging Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."  This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation clarifies the requirements for guarantor's accounting for and disclosures of certain guarantees issued and outstanding. This Interpretation also incorporates, without reconsideration, the guidance in FASB Interpretation No. 34 "Disclosure of Indirect Guarantees of the Indebtedness of Others", which is being superseded.  This Interpretation is effective for guarantees that are initiated after December 31, 2002.  The Company has adopted the disclosure requirements of the Interpretation as of December 31, 2002 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.  Adoption of this Interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." This Statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, this Statement amends disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for financial statements with fiscal years beginning after December 15, 2002.  Adoption of this Statement on December 31, 2002 did not have a significant impact on the financial position or results of operations of the Company.

In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  This Interpretation is effective for all financial statements issued after January 31, 2003.  Adoption of this Interpretation did not have a significant impact on the financial position or results of operations of the Company.

Discontinued Operations - The following significant accounting policies relate to the Company's discontinued operations which are discussed in note 5 below:

Mining Revenues - Sales of industrial minerals were recognized as the minerals were shipped and title transferred. The Company's mining segment provided off-site construction services which utilized existing personnel and equipment.  The Company recognized construction revenue when services were performed except when work was being performed under a fixed price contract. Revenues from fixed price construction contracts were recognized on the percentage-of-completion method measured by comparing the costs incurred to date to the estimated total costs to be incurred for each contract.  The asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.  The liability, "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

Contract costs included all direct material, direct labor, subcontractor costs and other indirect costs related to contract performance, such as supplies, tools and repairs.  General and administrative costs were charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined.  Changes in job performance, job conditions, estimated profitability and final contract settlements that resulted in revisions to costs and income were are recognized in the period in which the revisions were determined.

Reclamation and Remediation Costs - Estimated future reclamation and remediation costs are based on legal and regulatory requirements.  Such costs related to active mines were accrued and charged over the expected operating lives of the mines using a straight-line method.  Future reclamation and remediation costs for inactive mines were accrued based on management's best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. These estimates may or may not equal the amount of the Financial Assurances, or third party guarantees, the Company has provided to guarantee approved post mine reclamation plans for the Company's mines.  Changes in estimates were reflected in earnings in the period an estimate was revised.

Mine Exploration and Development - Exploration costs and normal development costs at operating mines were charged to operations as incurred.

Note 2 -	Short-term Investments

In August 2002, the Company began investing in highly liquid U.S. government debt securities.  In Accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", these securities are categorized as available-for-sale and carried at fair value, with unrealized gains or losses, net of tax, to be recorded as a separate component of stockholders' equity.  As of December 31, 2002, short-term investments had a balance of $1,266,419 and unrealized gains or losses incurred were insignificant.

Note 3 -	Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 consisted of:

	2002	2001
Costs incurred on uncompleted contracts Estimated earnings	$2,778,410 452,977	$2,170,959 472,215
	3,231,387	2,643,174
Less billings to date	1,938,616	2,085,741
	$1,292,771	$ 557,433

Included in the balance sheets under the following captions: Costs and estimated earnings in excess of billings on uncompleted contracts	$1,330,675	$ 557,433
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,904)	--
Total	$1,292,771	$ 557,433

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $151,849 and $87,571 at December 31, 2002 and 2001, respectively, and is included in the accompanying balance sheets in accounts receivable and accrued billings.  Retainage is expected to be collected within the next twelve months.

Note 4 -	Income Taxes

The income tax provisions for the years ended December 31 consisted of:

	2002	2001	2000
Current Federal State	$ -- 45,268 45,268	$ 31,001 72,295 103,296	$ -- 118,941 118,941
Deferred Federal State	251,088 67,510 318,598	285,956 (17,361) 268,595	(492,008) (89,110) (581,118)
Total	$363,866	$371,891	$(462,177)

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31, consisted of:

	2002	2001
Deferred tax assets Accrued vacation and bonuses	$ 108,365	$ 242,507
Depletion, mineral rights and deferred development and exploration costs	--	322,000
Property and equipment, principally due to differences in depreciation and valuation write downs	61,464	176,683
Contingent salary payments recorded as goodwill for tax purposes Contingent completion fee	26,657 37,630	26,566 --
Net operating loss carryforwards	986,931	1,174,991
Alternative minimum tax credit carryforwards Other Total deferred tax assets	363,001 301 1,584,349	363,001 235 2,305,983

Deferred tax liabilities Deferred real estate income accounted for under the installment method	(4,129)	--
Total net deferred tax assets	$1,580,220	$2,305,983

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment.  As of December 31, 2001, the Company determined a valuation allowance was not necessary and reduced the valuation allowance to zero.  Again, as of December 31, 2002, the Company determined a valuation allowance was unnecessary.

At December 31, 2002, the Company had tax net operating loss carryforwards of approximately $2,707,000 available to offset future taxable income, which if unused will expire from 2009 through 2018.  The Company has alternative minimum tax credit carryforwards of $363,001, which are available to reduce future Federal income taxes over an indefinite period.

The differences between the Company's effective income tax rate and the Federal statutory rate for the years ended December 31 are reconciled below:

	2002	2001	2000
Federal statutory rate	34.0%	34.0%	34.0%
State income tax	6.4	2.8	.8
Non-deductible expenses	5.4	3.2	2.1
Life insurance proceeds	--	--	(28.1)
Other	4.9	--	2.5
Valuation allowance	--	(11.8)	(29.8)
Total	50.7%	28.2%	(18.5)%

Note 5 -	Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.  The Company received total cash consideration, net of a post-closing adjustment, in the amount of $2,497,590.

An after-tax loss on the sale of the mining operations was recorded in the fourth quarter of 2002 in the amount of $49,443.  Net assets disposed of amounted to $2,021,632 and the related selling cost totaled $453,700, which was comprised of commission ($300,000), severance ($103,513) and legal and professional ($50,187) expenses.

The following table sets forth certain audited operating results of the discontinued operations for the eleven months ended November 30, 2002 and the years ended December 31, 2001 and 2000:

	2002 `	2001	2000
Net sales	$2,464,017	$2,016,074	$2,508,278
Cost of sales	(2,035,069)	(1,853,197)	(2,206,625)
Depreciation	(54,288)	(243,928)	(278,187)
Gross profit (loss)	374,660	(81,051)	23,466
General and
administrative expense	(9,018)	(20,634)	(96,027)
Operating income (loss)	365,642	(101,685)	(72,561)
Other income, net
Interest expense	(12,416)	(14,884)	(8,019)
Other income, net (including
gain on sale of real
estate of $301,132,
$420,014 and $109,117 for the
years ended November 30,
2002, December 31, 2001 and December 31, 2000, respectively)	359,802	465,032	160,629
	347,386	450,148	152,610
Income from discontinued
operations before
income taxes	713,028	348,463	80,049
Income taxes (benefit)	335,464	(199,578)	(643,882)

Income from discontinued
operations, net of tax	377,564	548,041	723,931
Loss on sale (net of tax of $71,701)	49,443	--	--
Net income	$ 328,121	$ 548,041	$ 723,931

Assets and liabilities of the discontinued operations have been reflected in the audited consolidated balance sheet as current or non-current based on the original classification of the accounts.  The assets and liabilities of discontinued operations at December 31 consisted of:

2001
Current assets:
Cash	$ 227,951
Accounts receivable	137,728
Inventories	341,059
Other	181,553
Total current assets	888,291

Non-current assets:
Property, buildings and
equipment, net	1,579,982
Other non-current assets	503,317
Total non-current assets	2,083,299

Total assets of discontinued
operations	$2,971,590

Current liabilities:
Accounts payable and accrued
liabilities	$ 167,880
Total liabilities of discontinued
operations	$ 167,880

Note 6 -	Property, Buildings and Equipment

Balances of major classes of properties at December 31 consisted of:

	2002	2001
Land	$ 26,653	$ 26,653
Buildings and improvements	1,232,617	654,550
Machinery and equipment	12,988,688	12,885,245
Construction in progress	5,935	347,766
Total	14,253,893	13,914,214
Less accumulated depreciation and amortization	9,821,045	9,136,376
Net properties, buildings and equipment	$ 4,432,848	$ 4,777,838

Management reviews the net carrying value of all properties, buildings and equipment on a periodic basis.  As a result of such review, no write-down was considered necessary during any of the years in the three-year period ended December 31, 2002.

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

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate.  Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits.  The Company's contributions to the plan are discretionary and amounted to approximately $110,000, $113,000 and $125,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 8 -	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consisted of:

	2002	2001
Accounts payable	$ 657,984	$1,169,686
Accrued bonuses	511,127	742,358
Accrued payroll costs	56,065	81,063
Other accrued expenses	146,811	116,310
Total	$1,371,987	$2,109,417

Note 9 -	Note Payable to Bank

In April 2002, the Company entered into a $6,000,000 loan agreement, of which $4,500,000 can be used for the construction development costs of the Company's condominium projects and $1,500,000 can be used for the working capital needs of the Company. Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (3.34% at December 31, 2002). The proceeds from the sale of the condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is collateralized by a security interest in the subsidiary's assets. Borrowings outstanding under this agreement were $866,903 at December 31, 2002. The amount available for additional borrowings at December 31, 2002 was $3,633,097 and $1,500,000, for construction development costs and working capital, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of December 31, 2002.

At December 31, 2001, the Company had a mortgage note payable with an outstanding balance of $955,268 that was repaid on April 15, 2002 with the proceeds of the new credit facility described above. Under the terms of the loan, interest was payable monthly at an annual rate equal to the prime rate less one-quarter percent (4.5% at December 31, 2001).

Interest costs related to the construction of condominiums were capitalized. During the years ended December 31, 2002 and 2001, the Company capitalized interest costs of $46,163 and $9,123, respectively.

Note 10 -	Commitments and Contingencies

The Company leases its principal office space and a small off-site office under non-cancelable operating leases.  The related future minimum lease payments are $113,415 as of December 31, 2002 and are payable as follows: $80,682 in 2003 and $32,733 in 2004.

Total rent expense for the operating leases was approximately $83,129, $71,089,and $68,772 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has provided third party guarantees for St. Cloud and Lordsburg, in favor of the State of New Mexico's Mining and Minerals Division of the Energy, Minerals and Natural Resources Department ("Financial Assurances").  These Financial Assurances, amounting to $269,787, guarantee approved post mine reclamation plans.  The Company has also provided a Financial Assurance for $16,390 to guarantee approved post mine reclamation plans for the Company's previously owned San Pedro Mine.  Although the Company sold its mining operations to unrelated third parties, the Company remains liable under these guarantees.  However, the buyer has agreed to indemnify the Company against any losses from these Financial Assurances and has undertaken to secure the Company's release therefrom.

In certain circumstances, the Company is required to provide performance bonds in connection with its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of December 31, 2002, outstanding performance bonds issued on behalf of the Company amounted to approximately $503,000.

Note 11 -	Preferred Stock Dividends

The Company paid dividends on its Series A 7% Voting Cumulative Convertible Preferred Stock in the amount of $13,181 and $23,758 for the years ended December 31, 2001 and 2000, respectively.  All 339,407 shares of the Company's Series A Stock were redeemed on July 20, 2001, at a redemption price of $1.00 per share.

Note 12 -	Preferred Stock Purchase Rights

On September 17, 2002, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Agreement designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company, (the "Rights Agreement").

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

Under the Rights Agreement, a dividend of one preferred Stock Purchase Right (the "Right") was declared for each common share held of record as of the close of business on September 18, 2002.  No separate certificates evidencing the Rights will be issued unless and until they become exercisable.

The Rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 20% or more of the Company's common stock.  In that event, each Right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company's common stock or shares in an acquiring entity at one-half of market value.

The Rights' initial exercise price, which is subject to adjustment, is $2.20.  The Company's Board of Directors generally will be entitled to redeem the Rights at a redemption price of $.001 per Right until an acquiring entity acquires a 20% position. The Rights expire on September 18, 2012.

The complete terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, a copy of which was filed with the Securities and Exchange Commission on September 18, 2002.

Note 13 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market.  The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  The options must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during 2002, 2001 or 2000.

A summary of option transactions follows:

	Number Of Shares	Range of exercise prices per share	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance outstanding, December 31, 1998	--
Granted	985,000	$0.21875	$0.21875	10.00
Balance outstanding, December 31, 1999	985,000	0.21875	0.21875	9.18
No activity	--
Balance outstanding, December 31, 2000	985,000	0.21875	0.21875	8.18
Exercised	(591,331)	0.21875	0.21875
Cancelled	(43,334)	0.21875	0.21875
Balance outstanding, December 31, 2001	350,335	0.21875	0.21875	7.18
Exercised	(106,667)	0.21875	0.21875
Balance outstanding, December 31, 2002	243,668	$0.21875	$0.21875	6.18

The Company applies APB Opinion No. 25 for issuances to officers and key employees in accounting for its Plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements during 2002, 2001 or 2000.

The per share weighted average fair value of stock options granted was $0.20 in 1999 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: volatility - 101.5%, dividend paid - none, risk-free interest rate - 5.25% and expected life in years - 10.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have decreased to the pro forma amounts indicated below for the years ended December 31:

	2002	2001	2000
Net income, as reported	$681,754	$1,479,585	$3,658,098
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	--	40,675	40,675
Pro forma net income	$681,754	$1,438,910	$3,617,423

Earnings per share:
Basic - as reported	$ 0.02	$ 0.05	$ 0.14
Basic - pro forma	0.02	0.05	0.13
Diluted - as reported	0.02	0.05	0.13
Diluted - pro forma	0.02	0.05	0.13

Note 14 -	Earnings Per Share of Common Stock

Basic earnings per common share, after deducting dividend requirements on the Company's Series A 7% Voting Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series A Stock"), is equal to net income divided by the weighted average of the number of common stock shares outstanding.  The weighted average of the number of common stock shares outstanding excludes 486,968, 17,358 and 17,358 shares of Treasury Stock for each of the years ended December 31, 2002, 2001 and 2000, respectively.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding or the conversion of preferred shares to common shares.

Note 15 -	Common Stock Repurchase Plan

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the next twelve-month period.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  As of December 31, 2002, pursuant to the Repurchase Plan, the Company has repurchased 469,610 shares of its Common Stock at a cost of $204,217.  The Company currently holds the repurchased stock as Treasury Stock, reported at cost.

Note 16 -	Impairment Recoveries

The impairment recoveries of $84,932 in the year ended December 31, 2000 resulted from the reversal of a portion of the impairment losses recognized in 1998 in connection with the Company's previously owned subsidiary, The San Pedro Mining Corporation ("San Pedro").

In April 1993, the capital stock of San Pedro was sold for $1,220,000, which was predominantly paid for with a promissory note from the purchaser.  After a default by the purchaser in October 1998, the Company determined that collection of the principal balance was doubtful and wrote off the unpaid balance of the note.  The impairment loss of $258,538 was recognized in the third quarter of 1998.  During 1999 and 2000, the Company foreclosed on certain property and equipment securing the note.  Due to the uncertainty of the potential valuations of the assets received, management recorded the recoveries of those assets as they were sold, resulting in recovery of the previously recognized impairment loss.

Note 17 -	Other Income, net

For the year ended December 31, 2000, other income, net included $2,000,000 of life insurance proceeds received by the Company under its key-man life insurance policy.

Note 18 -	Business Segment Information

The Company is currently involved in two lines of business, electrical construction and real estate development.  There were no material amounts of sales or transfers between lines of business and no material amounts of export sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods indicated:

	2002	2001	2000
Continuing operations:
Sales from operations to unaffiliated customers Electrical construction Real estate	$16,442,396 5,900,864	$21,804,496 112,545	$22,696,137 27,233
Total	$22,343,260	$21,917,041	$22,723,370

Operating income (loss) Electrical construction Real estate Total operating income	$ 1,689,686 1,229,872 2,919,558	$ 3,368,685 (23,809) 3,344,876	$ 2,078,571 (66,905) 2,011,666
Other income, net	74,618	186,581	2,318,356
General corporate expenses	(2,276,677)	(2,214,841)	(1,834,274)
Income from continuing operations before income taxes	$ 717,499	$ 1,316,616	$ 2,495,748

Identifiable assets: Continuing operations Electrical construction Real estate Corporate Discontinued operations	$ 9,596,844 3,719,645 9,041,512 --	$11,180,256 3,403,126 5,320,512 2,971,588	$10,995,872 1,302,281 5,335,615 2,595,187
Total	$22,358,001	$22,875,482	$20,228,955

Capital expenditures: Continuing operations Electrical construction Real estate Corporate Discontinued operations	$ 1,114,719 -- 31,796 114,288	$ 1,583,627 -- 13,257 145,205	$ 2,430,854 41,822 214,688 254,908
Total	$ 1,260,803	$ 1,742,089	$ 2,942,272

Depreciation, amortization and depletion: Continuing operations Electrical construction Real estate Corporate Discontinued operations	$ 1,339,647 15,326 49,432 54,288	$ 1,256,873 4,126 63,752 243,928	$ 929,732 3,613 62,765 278,187
Total	$ 1,458,693	$ 1,568,679	$ 1,274,297

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expense for each respective segment.  Operating income excludes interest expense, interest income and income taxes.  General corporate expenses are comprised of general and administrative expenses, corporate depreciation expense and impairment recoveries.  Identifiable assets by industry are used in the operations of each industry.

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

	2002		2001		2000
	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Customer A	$8,295	37	$8,012	37	$11,165	49
Customer B	-	-	2,531	12	2,684	12
Customer C	2,741	12	2,903	13	-	-
Customer D	-	-	4,567	21	-	-

Item 9 -	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10 -	Directors and Executive Officers of the Registrant.

Information concerning the directors of the Company will be contained under "Election of Directors" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

The executive officers of the Company are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age
John H. Sottile Chairman of the Board of Directors, President and Chief Executive Officer, Director	1983	55

Dwight W. Severs Director and Secretary	1998	59

Stephen R. Wherry, Vice President, Treasurer and Chief Financial Officer	1988	44

_________________________________

(1)	As of February 1, 2003

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

Item 11 -	Executive Compensation.

Information concerning executive compensation will be contained under "Executive Compensation" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 12 -	Security Ownership of Certain Beneficial Owners and Management.

Securities authorized for issuance under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2002, with respect to all compensation plans previously approved by our security holders, as well as compensation plans not previously approved by our security holders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in far Left Column)
Equity compensation plans approved by security holders	243,668	$0.21875	315,000
Equity compensation plans not approved by security holders	--	--	--
Total	243,668	$0.21875	315,000

Information concerning the security ownership of the directors and officers of the registrant will be contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 13 -	Certain Relationships and Related Transactions.

Information concerning relationships and related transactions of the directors and officers of the Company will be contained under "Election of Directors" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

Information concerning the relationship and related transactions between the Company and its independent auditors, KPMG LLP will be contained under "Audit Committee Report and Fee Information" in the Company's 2003 Proxy Statement which information is incorporated herein by reference.

PART IV

Item 14 -	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Based on their evaluation of our disclosure controls and procedures conducted as of a date within 90 days of the date of filing this report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934) are effective as of such date.

(b) Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that the evaluation was conducted.

Item 15 -	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the fourth quarter of 2002:

1.	Filed on December 6, 2002 to announce the sale of capital stock of the Company's mining operations, St. Cloud Mining Company and The Goldfield Consolidated Mines Company.
2.

Filed Current Report 8-K/A on December 18, 2002 to amend the Current Report Form 8-K filed December 6, 2002 by disclosing further information, relating to the sale of capital stock of the mining operations, which was unavailable at the time of the original filing; also included pro forma financial statements: balance sheet as of September 30, 2002, income statement for the year ended December 31, 2001 and income statement for the nine months ended September 30, 2002.

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

4-3	The Rights Agreement between The Goldfield Corporation and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4-1 of the Company's Form 8-A filed on September 18, 2002, heretofore with the Commission (file No. 1-7525).
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

10-3

The Loan Agreement dated April 15, 2002 made in favor of Wachovia Bank, N.A. by The Goldfield Corporation and Southeast Power Corporation is hereby incorporated by reference to Exhibit 10-3 of the Company's report on Form 10-Q for the quarter ended March, 31, 2002, heretofore filed with the Commission (file No. 1-7525).

10-4	Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company's report on Form 10-Q for the quarter ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

10-5

The Stock Purchase Agreement for St. Cloud Mining Company and The Goldfield Consolidated Mines Company between The Goldfield Corporation and Imagin Minerals, Inc. effective November 30, 2002, is hereby incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 2002, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 14 of notes to consolidated financial statements.

*21	Subsidiaries of Registrant

*23	Consent of Independent Auditors

*24	Powers of Attorney

*99-1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*99-2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION

By

/s/ John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director

Dated:  March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2003.

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

*By: /s/ John H. Sottile
John H. Sottile
Attorney-in-Fact

CERTIFICATION

I, John H. Sottile, certify that:

1. I have reviewed this annual report on Form 10-K of The Goldfield Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated March 25, 2003

/s/John H. Sottile
(John H. Sottile)
Chairman of the Board of Directors,
President, Chief Executive Officer and
Director.

CERTIFICATION

I, Stephen R. Wherry, certify that:

1. I have reviewed this annual report on Form 10-K of The Goldfield Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated March 25, 2003

/s/Stephen R. Wherry
(Stephen R. Wherry)
Vice President, Treasurer and Chief
Financial Officer.