Form 10-K/A
period 2002-12-31
GOLDFIELD CORP
filed 2003-04-28
CIK 42316

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

     As of April 21, 2003, 26,817,559 shares of the Registrant's common stock were outstanding.

Documents Incorporated by Reference
None

Reason for Amendment

This amendment is being filed to set forth the information required pursuant to Part III of the Form 10-K.  Part III of the Form 10-K will not be incorporated by reference from the Company's Proxy Statement for its 2003 annual meeting as disclosed in the Form 10-K filed on March 25, 2003.

This amendment is also being filed to correct a calculation error in the reported cost of the Common Stock repurchased in accordance with the Company's Common Stock Repurchase Plan. The reported cost was included in the ninth paragraph in the Liquidity and Capital Resources section of Company's Form 10-K filed on March 25, 2003 and is restated to read as follows: As of February 1, 2003, pursuant to the Repurchase Plan, the Company has repurchased 603,938 shares of its Common Stock at a cost of $267,051.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

The directors and executive officers of the Company are as follows:

Name	Principal Occupation For the Last Five Years	Director Since	Officer Since	Age (1)

Thomas E. Dewey, Jr.	Member of McFarland Dewey & Co., LLC, New York, NY (investment banking firm) since 1989.(2)	2002		70

Harvey C. Eads, Jr.	Chief Operating Officer of Alpha-1 Foundation (non-profit organization) since February 2003; Retired between November 2001 and February 2003; City Manager of Coral Gables, Florida between May 1988 and November 2001.	1999		57

John P. Fazzini	Real Estate Developer; President of Bountiful Lands, Inc. (real estate development corporation) since 1980.	1984		58

Robert L. Jones	President of the Company's electrical construction subsidiary since 1995.		1995	55

Danforth E. Leitner	Retired as of May 2002; Real Estate Broker; Real Estate Appraiser; President of The Leitner Company (real estate brokerage and appraisal corporation) between 1984 and May 2002.	1985		62

Al Marino	Architectural Designer; President of A.M. Marino Design, Inc. (architectural design firm) since 1986 (Mr. Marino is the son of Melba Ford who, along with the estate of Anthony J. Ford, owns 2,065,300 shares of the Company's Common Stock).	2001		45

Dwight W. Severs	Secretary of the Company since 1999; City Attorney for City of Titusville, Florida since January 1999; Principal for the firm of Dwight W. Severs & Associates, P.A. since March 1998.	1998	1999	59

Name	Principal Occupation For the Last Five Years	Director Since	Officer Since	Age (1)

John H. Sottile	Chairman of the Board of Directors of the Company since May 1998; President of the Company since 1983 and Chief Executive Officer of the Company since 1985.	1983	1983	55

Stephen R. Wherry	Vice President of the Company since 1992; Treasurer and Chief Financial Officer since 1988.		1988	44

William M. Braselton	Vice President of the Company's real estate subsidiaries since May 2000 (joined the Company February 2000); Director of Acquisitions of Kessel Real Estate Group (real estate investment and brokerage firm) between July 1999 and February 2000; Director of Acquisitions of The Wentwood Companies (real estate investment, management and financing firm) between January 1997 and July 1999.		2000	29

(1) As of December 31, 2002

(2)  Mr. Dewey also serves as a director of Northwest Natural Gas Company and Genelabs Technologies, Inc. as well as a trustee of
      The Scripps Research Institute and chairman emeritus of the board of trustees of Lenox Hill Hospital in New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company.  Copies of all such reports filed with the SEC are required to be furnished to the Company.  Based solely on the Company's review of the copies of such reports it has received, the Company believes that all of its executive officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the year ended December 31, 2002.

Item 11.     Executive Compensation.

The following Summary Compensation Table sets forth the cash compensation for the Company's Chief Executive Officer and other executive officers, including three executive officers of subsidiaries, whose compensation exceeded $100,000 during the years ended December 31, 2002, 2001 and 2000.  The information provided under the heading "Executive Compensation" is that required by "small business issuers" as defined by the rules of the SEC.

Summary Compensation Table

			Annual Compensation			Long-term Compensation Awards
Name and Principal Position	Year		Salary ($) (1)	Bonus ($) (1)	All Other Compensation ($) (2)	Stock Options (in shares)

John H. Sottile	2002		388,510	97,127	11,636	--
Chairman, President and	2001		388,510	125,000	10,328	--
Chief Executive Officer	2000		380,333	--	250,158	--

William M. Braselton	2002		58,708	113,532	--	--
Vice President of real estate	2001		52,000	--	--	--
subsidiaries	2000		43,933	--	--	--

Patrick S. Freeman	2002	(3)	112,904	21,328	207,796	--
Former President of mining	2001		112,500	18,336	5,375	--
subsidiaries	2000		112,500	8,758	96,773	--

Robert L. Jones	2002	(4)	107,018	138,278	8,516	--
President of electrical	2001		105,000	332,239	7,497	--
construction subsidiary	2000		105,000	189,089	97,379	--

Stephen R. Wherry	2002		139,792	37,500	6,593	--
Vice President, Treasurer	2001		125,000	40,000	6,132	--
and Chief Financial Officer	2000		118,229	65,000	96,070	--

____________________

(1)	Amounts reported represent compensation earned for the year, some of which may have been paid in a subsequent year.
(2)

Amounts for 2002 included (a) the economic benefit related to the insurance policies under the terminated Employee Benefit Agreements ($5,636 for Mr. Sottile; $1,796 for Mr. Freeman; $2,516 for Mr. Jones; and $1,093 for Mr. Wherry), (b) Company contributions to the Company's Cash Deferred Profit Sharing Plan ($6,000 for Mr. Sottile; $6,000 for Mr. Freeman; $6,000 for Mr. Jones; and $5,500 for Mr. Wherry), (c) severance compensation of $100,000 for Mr. Freeman paid in December 2002 and (d) completion fee of $100,000 for Mr. Freeman, payment of which is contingent upon the Company's full release from its third party financial assurance obligations which are related to the Company's formerly owned mining subsidiaries. Amounts for 2001 included (a) the economic benefit related to the insurance policies under the terminated Employee Benefit Agreements ($5,228 for Mr. Sottile; $1,737 for Mr. Freeman; $2,397 for Mr. Jones; and $1,032 for Mr. Wherry) and (b) Company contributions to the Company's Cash Deferred Profit Sharing Plan ($5,100 for Mr. Sottile; $3,638 for Mr. Freeman; $5,100 for Mr. Jones; and $5,100 for Mr. Wherry). Amounts for 2000 included (a) payments related to the termination of the Company's Employee Benefit Agreements ($240,000 for Mr. Sottile; $90,000 for Mr. Freeman; $90,000 for Mr. Jones; and $90,000 for Mr. Wherry), (b) the economic benefit related to the life insurance policies under the terminated Employee Benefit Agreements ($5,058 for Mr. Sottile; $1,673 for Mr. Freeman; $2,279 for Mr. Jones; and $970 for Mr. Wherry) and (c) Company contributions to the Company's Cash Deferred Profit Sharing Plan ($5,100 each for Messrs. Sottile, Freeman, Jones and Wherry).

(3)	Mr. Freeman's employment terminated effective November 30, 2002 as a result of the sale of the mining subsidiaries.
(4)	Mr. Jones's salary for 2002 included 53 weekly pay periods, while 2001 and 2000 included 52 pay periods.

OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUE

The following table provides information about the stock options exercised by the named executive officers during the year ended December 31, 2002 and held by them as of that date.

Name	Shares Acquired on Exercise	Dollar Value Realized on Exercise	Number of Securities Underlying Unexercised Options at End of 2002		Value of Unexercised In-the-Money-Options at End of 2002(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)	(#)	($)	($)
John H. Sottile	--	--	125,000	--	28,906	--
William M. Braselton	--	--	--	--	--	--
Patrick S. Freeman	41,667	9,219	--	--	--	--
Robert L. Jones	--	--	41,667	--	9,635	--
Stephen R. Wherry	--	--	41,667	--	9,635	--

____________________
(1) The value of the options is based upon the difference between the exercise price and the closing price per share on December 31, 2002, $0.45.

On November 1, 2001, the Company entered into an amended and restated employment agreement with John H. Sottile.  This agreement superseded the prior employment agreement dated January 15, 1985 and the employment agreement made by a subsidiary of the Company as of January 1, 1986, both as subsequently amended.  This amended and restated employment agreement provides for continuous employment until January 31, 2005 and shall be extended automatically for three months on the last day of each three-month period following the effective date, November 1, 2001.  This contract currently entitles Mr. Sottile to a salary of $397,757, which salary may be increased; provided, however, that as a minimum, it shall be increased effective January 1 of each year by an amount equal to the percentage increase, if any, over the preceding twelve months in the Consumer Price Index for all urban consumers.  If Mr. Sottile's employment is terminated by the Company without cause, or if Mr. Sottile terminates his employment for good reason (as defined by the contract), Mr. Sottile is entitled to receive, in addition to other benefits, an amount equal to lump sum cash amount equal to 2.999 times his average W-2 compensation for the preceding five full calendar years.  In the event of his permanent disability, the Company may terminate Mr. Sottile's employment upon at least thirty days advance written notice. He or his estate will then be entitled to receive, in addition to other benefits, an amount equal to lump sum cash amount equal to his average W-2 compensation for the preceding five full calendar years.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 21, 2003, certain stock ownership information regarding all stockholders known by the Company to be the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company and directors and executive officers of the Company.

Beneficial Owners	Amount Beneficially Owned (1)	Percent of Class (2)
(a) Holders of more than 5% :
Melba Ford and the estate of Anthony J. Ford (3)	2,065,300	7.70%

(b) Directors and Executive Officers: Thomas E. Dewey, Jr.	100	*
Harvey C. Eads, Jr.	1,000	*
John P. Fazzini	20,100	*
Robert L. Jones	270,000	1.01%
Danforth E. Leitner	20,600	*
Al Marino (4)	1,000	*
Dwight W. Severs	42,000	*
John H. Sottile (5)	1,038,288	3.85%
Stephen R. Wherry	135,000	*

(c) All Directors and Executive Officers as a group (10 in number):	1,528,088	5.68%

*	Less than 1%
(1)

All amounts have been determined as of April 21, 2003 in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended and include holdings of spouses, minor children, relatives and spouses of relatives living in the same household, even if beneficial ownership is disclaimed.  For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days after April 21, 2003.

(2)

In accordance with the rules of the SEC, the percentage shown in this column opposite the name of each person has been computed assuming the exercise of any options held by such person or group and that no exercises by others have occurred.

(3)

Address of Mrs. Melba Ford:  33 Van Ripper Street, Staten Island, NY 10302.  Information as to shares beneficially owned by Mrs. Melba Ford and the estate of Anthony J. Ford based on information provided to the Company by Al Marino, son of Mrs. Ford.

(4)	Does not include 2,065,300 shares of the Company's Common Stock owned by Mr. Marino's mother, Melba Ford, and the estate of Anthony J. Ford, as to which Mr. Marino disclaims beneficial ownership.
(5)	Includes 140,400 shares of Common Stock owned by Mr. Sottile's wife, Ann Sottile, and 27,451 shares of Common Stock owned by Mr. Sottile's son, John Nicholas Sottile.

Item 13.     Certain Relationships and Related Transactions.

In December, 2001, the Company retained McFarland Dewey & Co., LLC to assist the Company in its evaluation of strategic alternatives, which included divestiture of the Company's mining operations.  During 2002, McFarland Dewey was paid $383,934 ($300,000 for commission on the sale of the Company's mining subsidiaries, $50,000 for financial advisory services in connection with the Shareholders' Rights Plan and Common Stock Repurchase Plan and $33,934 for reimbursement of out-of-pocket expenses).  Mr. Dewey is a member of McFarland Dewey.

Item 15.     Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(c) Exhibits

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

Dated:  April 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 28, 2003.

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

*By: /s/ John H. Sottile
John H. Sottile
Attorney-in-Fact
   Pursuant to Powers of Attorney filed as Exhibit 24
    to original Report on Form 10-K filed March 25, 2003.

CERTIFICATION

I, John H. Sottile, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Goldfield Corporation;

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

Dated April 28, 2003

/s/John H. Sottile
(John H. Sottile)
Chairman of the Board of Directors,
President, Chief Executive Officer and
Director.

CERTIFICATION

I, Stephen R. Wherry, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Goldfield Corporation;

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

Dated April 28, 2003

/s/Stephen R. Wherry
(Stephen R. Wherry)
Vice President, Treasurer and Chief
Financial Officer.