Form 10-Q
period 2003-03-31
GOLDFIELD CORP
filed 2003-05-15
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

___	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

Yes  X     No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

     As of May 7, 2003, 26,695,014 shares of the Registrant's common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION
1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$ 4,024,945	$ 7,405,342
Short-term investments (Note 3)	1,273,796	1,266,419
Accounts receivable and accrued billings	4,832,173	2,611,268
Current portion of notes receivable	46,902	46,625
Costs and estimated earnings in excess of
billings on uncompleted contracts	2,164,665	1,330,675
Deferred income taxes	89,108	146,297
Recoverable income tax	15,600	32,155
Residential properties under construction	574,613	614,390
Prepaid expenses	876,229	790,073
Other current assets	19,882	18,837
Total current assets	13,917,913	14,262,081
Property, buildings and equipment, net	5,542,822	4,432,848
Notes receivable, less current portion	609,067	681,915
Deferred charges and other assets
Deferred income taxes, less current portion	1,356,921	1,433,923
Land and land development costs, less current portion	2,179,904	1,126,515
Land held for sale	100,242	117,106
Cash surrender value of life insurance	302,253	303,613
Other assets	64,169	-
Total deferred charges and other assets	4,003,489	2,981,157
Total assets	$24,073,291	$22,358,001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 2,431,785	$ 1,371,987
Billings in excess of costs and estimated
earnings on uncompleted contracts	9,216	37,904
Note payable to bank (Note 5)	1,414,649	866,903
Income taxes payable	8,533	-
Total current liabilities	3,864,183	2,276,794

Total liabilities	3,864,183	2,276,794
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,570,104 and
27,570,104 shares issued at March 31, 2003
and December 31, 2002, respectively	2,757,010	2,757,010
Capital surplus	18,452,748	18,452,748
Accumulated deficit	(680,651)	(905,613)
Total	20,529,107	20,304,145
Less common stock in treasury, at cost; 695,797
and 486,968 shares at March 31, 2003 and
December 31, 2002, respectively	319,999	222,938
Total stockholders' equity	20,209,108	20,081,207
Total liabilities and stockholders' equity	$24,073,291	$22,358,001

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Revenue
Electrical construction	$ 6,952,899	$ 5,596,776
Real estate	727,445	25,749
Total revenue	7,680,344	5,622,525

Costs and expenses
Electrical construction	5,749,598	4,445,586
Real estate	647,391	23,211
Depreciation and amortization	345,597	332,985
Selling, general and administrative	577,698	485,357
Total costs and expenses	7,320,284	5,287,139

Other income, net
Interest income	39,486	16,327
Interest expense, net	(6,754)	(7,191)
Other	(17,576)	9,944
Total other income, net	15,156	19,080

Income from continuing operations
before income taxes	375,216	354,466

Income taxes	150,254	142,435

Income available to common
stockholders from continuing operations	224,962	212,031

Income from discontinued operations (including gain
on the sale of real estate of $237,843 in 2002)
(net of income taxes) (note 4)	-	128,894

Net income available to common stockholders	$ 224,962	$ 340,925

Earnings per share of common stock -
basic and diluted (Note 8)
Income from continuing operations	$ 0.01	$ 0.01
Income from discontinued operations	0.00	0.00
Net income	$ 0.01	$ 0.01

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	26,927,262	27,446,079
Diluted	27,050,729	28,057,556

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2003	2002

Cash flows from operating activities
Income from continuing operations available
to common stockholders	$ 224,962	$ 212,031
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	345,597	332,985
Deferred income taxes	134,191	212,311
Loss (gain) on sale of property and equipment	22,483	(9,756)
Gain on disposition of land held for sale	-	(25,749)
Cash provided from (used by) changes in
Accounts receivable and accrued billings	(2,220,905)	788,194
Costs and estimated earnings in excess
of billings on uncompleted contracts	(833,990)	(107,194)
Land and land development costs	(1,053,389)	(91,126)
Land held for sale	16,864	-
Residential properties under construction	39,777	(550,786)
Recoverable income taxes	16,555	-
Prepaid expenses and other assets	(151,370)	(98,098)
Accounts payable and accrued liabilities	1,059,798	(730,781)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(28,688)	-
Income taxes payable	8,533	(11,337)
Net cash used in operating activities
of continuing operations	(2,419,582)	(79,306)
Net cash provided by operating activities
of discontinued operations	-	16,018
Net cash used in operating activities	(2,419,582)	(63,288)

Cash flows from investing activities
Issuance of notes receivable	(22,326)	-
Proceeds from the disposal of property and equipment	28,000	14,805
Proceeds from notes receivable	94,897	12,746
Net purchases of investment securities	(7,377)	-
Purchases of property and equipment	(1,506,054)	(590,162)
Proceeds from sale of land held for sale	-	39,882
Cash surrender value of life insurance	1,360	4,304
Net cash used in investing activities of

continuing operations	(1,411,500)	(518,425)
Net cash provided by investing activities of
discontinued operations	-	74,773
Net cash used in investing activities	(1,411,500)	(443,652)

Cash flows from financing activities
Net borrowings on note payable to bank	547,746	536,715
Purchase of treasury stock	(97,061)	-
Net cash provided by financing activities
of continuing operations	450,685	536,715

Net (decrease) increase in cash and cash equivalents	(3,380,397)	29,775
Cash and cash equivalents at beginning of period	7,405,342	4,662,126
Cash and cash equivalents at end of period	$ 4,024,945	$ 4,691,901

Cash and cash equivalents at end of period
Continuing operations	$4,024,945	$4,279,081
Discontinued operations	-	412,820
	$ 4,024,945	$ 4,691,901

Supplemental disclosure of cash flow information
Income taxes paid	-	$ 29,392
Interest paid	$ 2,866	2,886

Supplemental disclosure of non-cash investing activities
Notes receivable in partial payment for land held for sale	-	263,580

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002

Note 1 -	Basis of Financial Statement Presentation

 In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in cash flows for the interim periods reported.  These adjustments are of a normal recurring nature.  All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2002, which was derived from the audited consolidated financial statements.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Note 2 -	Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the current period presentation.

Note 3 -	Short-term Investments

In August 2002, the Company began investing in highly liquid U.S. government debt securities.  In Accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", these securities are classified as available-for-sale and carried at fair value, with unrealized gains or losses, net of tax, to be recorded as a separate component of stockholders' equity.  As of March 31, 2003 and December 31, 2002, short-term investments had a balance of $1,273,796 and $1,266,419, respectively.  Unrealized gains or losses incurred were insignificant.

Note 4 -	Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended March 31, 2002:

2002

Net sales	$701,784
Cost of sales	(677,334)
Depreciation	(54,288)
Gross loss	(29,838)
General and administrative expense	(3,314)
Operating loss	(33,152)
Other income, net
Interest expense	(3,452)
Other income, net (including gain on sale of real estate of $237,843)	253,428
249,976
Income from discontinued operations before income taxes	216,824
Income taxes	(87,930)

Income from discontinued operations, net of tax	$128,894

Note 5 -	Note Payable to Bank

In April 2002, the Company entered into a $6,000,000 loan agreement, of which $4,500,000 can be used for the construction development costs of the Company's condominium projects and $1,500,000 can be used for the working capital needs of the Company. Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (3.2% and 3.3% at March 31, 2003 and December 31, 2002, respectively). The proceeds from sales of condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is collateralized by a security interest in the subsidiary's assets. Borrowings outstanding under this agreement were $1,414,649 and $866,903 at March, 31, 2003 and December 31, 2002, respectively.  The amount available for additional borrowings at March 31, 2003 was $3,085,351 and $1,500,000, for construction development costs and working capital, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of March 31, 2003 and December 31, 2002.

Interest costs related to the construction of condominiums were capitalized. During the three month periods ended March 31, 2003 and 2002, the Company capitalized interest costs of $9,932 and $14,335, respectively.

Note 6 -	Commitments and Contingencies

The Company has provided third party guarantees for St. Cloud Mining Company ("St. Cloud") and The Lordsburg Mining Company ("Lordsburg"), in favor of the State of New Mexico's Mining and Minerals Division of the Energy, Minerals and Natural Resources Department ("Financial Assurances").  These Financial Assurances, amounting to $269,787, guarantee approved post mine reclamation plans.  The Company has also provided a Financial Assurance for $16,390 to guarantee approved post mine reclamation plans for the Company's previously owned San Pedro Mine.  Additionally, the Company has provided performance bonds in connection with St. Cloud's contractual commitments in the amount of approximately $443,000.  Although the Company sold its mining operations to unrelated third parties, the Company remains liable under these guarantees and performance bonds.  However, the buyer of St. Cloud and Lordsburg has agreed to indemnify the Company against any losses from these Financial Assurances and performance bonds and has undertaken to secure the Company's release therefrom.

In certain circumstances, the Company is required to provide performance bonds in connection with its electrical construction subsidiary's contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of March 31, 2003, outstanding performance bonds issued on behalf of the electrical construction operations amounted to approximately $7,341,000.

Note 7 -	Income Taxes

At March 31, 2003, the Company had tax net operating loss carryforwards of approximately $1,951,000 available to offset future taxable income, which if unused will expire from 2009 through 2020.  The Company has alternative minimum tax credit carryforwards of $363,001, which are available to reduce future Federal income taxes over an indefinite period.

Note 8 -	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is equal to net income divided by the weighted average of the number of common stock shares outstanding.  The weighted average of the number of common stock shares outstanding excludes 695,797 and 17,358 shares of Treasury Stock for the three month periods ended March 31, 2003 and 2002, respectively.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding.

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the next twelve-month period.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  As of March 31, 2003, pursuant to the Repurchase Plan, the Company has repurchased 678,439 shares of its Common Stock at a cost of $301,279, an average cost of $0.44 per share.  The Company currently holds the repurchased stock as Treasury Stock, reported at cost.

Note 9 -	Business Segment Information

The Company is primarily involved in two lines of business, electrical construction and real estate development.  There were no material amounts of sales or transfers between lines of business and no material amounts of export sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the three months ended March 31, as indicated:

	2003	2002
Continuing Operations:
Sales from operations to unaffiliated customers
Electrical construction	$6,952,899	$5,596,776
Real estate	727,445	25,749
Total	$7,680,344	$5,622,525

Operating income (loss)
Electrical construction	$ 848,998	$ 772,822
Real estate	42,360	(13,561)
Total operating income	891,358	759,261

Other income, net	15,156	19,080
General corporate expenses	(531,298)	(423,875)
Income from continuing operations before income taxes	$375,216	$354,466

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expense for each respective segment.  Operating income excludes interest expense, interest income and income taxes.  General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense.

The following table sets forth certain segment information as of the dates indicated:

	March 31, 2003	December 31, 2002
Identifiable assets:
Continuing operations
Electrical construction	$11,615,347	$ 9,596,844
Real estate	5,071,055	3,442,714
Corporate	7,386,889	9,318,443
Total	$24,073,291	$22,358,001

Note 10 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market.  The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  The options must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during the three months ended March 31, 2003 and 2002.  As of March 31, 2003, 243,668 options were outstanding.

The Company applies APB Opinion No. 25 for issuances to officers and key employees in accounting for its Plan and, accordingly, no compensation cost has been recognized in the consolidated financial statements during the three months March 31, 2003 and 2002.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would not have changed for the three month periods ended March 31, 2003 and March 31, 2002.

Note 11 -	Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have the sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  This Interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. If applicable, it applies to the Company's interim period beginning July 1, 2003 for variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003.  Adoption of this Interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in the documents we incorporate by reference into this Quarterly Report on Form 10-Q.  You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved.  Our actual results may differ materially from what we currently expect.  Factors that may effect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electric construction field, including intensification of price competition; the availability of skilled construction labor; and in connection with our real estate development projects, interest rates; ability to obtain necessary permits from regulatory agencies; ability to acquire land; natural disasters; and general economic conditions, both nationally and in our region.  Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Segment Information

The table below reflects the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the three months ended March 31, as indicated:

	2003	2002
Revenue
Electrical construction	$6,952,899	$5,596,776
Real estate	727,445	25,749
Total	$7,680,344	$5,622,525

Operating income
Electrical construction	$848,998	$772,822
Real estate	42,360	(13,561)
Total	$891,358	$759,261

 Continuing Operations

  Revenues

Total revenues in the three months ended March 31, 2003 increased by 36.6% to $7,680,344, compared to $5,622,525 in the three months ended March 31, 2002.  This increase in total revenues was the result of significant increases in revenues generated by both the electrical construction and real estate operations.

Electrical construction revenue increased by 24.2% in the three months ended March 31, 2003 to $6,952,899 from $5,596,776 in the three months ended March 31, 2002.  This increase was primarily attributable to an increase in both transmission line construction and fiber optic projects as a result of a greater availability of electrical construction contracts.  During the first quarter of 2003, the Company was awarded approximately $15.8 million in new energy construction projects.  The Company believes that this high level of new contract awards may suggest the beginning of a rebound in the electrical construction industry.

Revenues recognized by the real estate operations for the three months ended March 31, 2003 were $727,445 compared to $25,749 for the three months March 31, 2002, an increase of $701,696.  This significant increase was primarily attributed to percentage of completion revenue recognition.

"Riomar" a six-unit oceanfront condominium project near Cocoa Beach, FL is currently under construction and expected to be completed in the summer of 2003.  Five of the six units are currently under contract for sale.

"Cape Club", a sixteen-unit oceanfront condominium project is currently in the permitting/pre-development phase.  Twelve units are under contract for sale, two units, which are currently reserved, are in the process of being converted to contracts for sale and two units have been reserved with refundable deposits.  Construction on Cape Club is expected to commence in spring 2003 and to be completed in the second quarter of 2004. Commencement of construction is dependent upon the receipt of required permits.

"Oak Park", a townhouse-style condominium project in Cape Canaveral, FL, is currently in the planning/permitting phase.  Preliminary plans call for a forty-unit complex, twenty-five of which have been reserved with refundable deposits.  Construction is expected to commence in the latter part of 2003 and to be completed in the latter part of 2004.

The Company's most recent plans are to develop a riverfront combination residential and commercial complex on a two-acre parcel in Melbourne, FL acquired in January 2003 for approximately $1 million.  Initial plans call for a multi-phase development, with the first phase, "Pineapple House", a thirty-three--unit luxury riverfront condominium complex.  Additional phases may include additional residential condominiums and commercial buildings.  Construction is anticipated to commence in late 2003 and to be completed in late 2004.

  Operating Results

Electrical construction operations had an operating income of $848,998 in the three months ended March 31, 2003, compared to an operating income of $772,822 during the three months ended March 31, 2002, an increase of 9.9%.  As a percentage of revenue, operating margins on electrical construction operations decreased to 12.2% for the three months ended March 31, 2003 from 13.8% for the three months ended March 31, 2002.  The decrease in the operating margin was primarily a result of additional costs incurred on one large electrical construction project due to adverse weather conditions.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.  At March 31, 2003, the approximate value of uncompleted contracts was $12,900,000 compared to $7,700,000 at March 31, 2002.

Real estate operations had an operating income of $42,360 in the three months ended March 31, 2003, compared to an operating loss of $13,561 in the three months ended March 31, 2002, an increase of $55,921.  As a percentage of revenue, operating margins increased to 5.8% for the three months ended March 31, 2003 from (52.7)% for the three months ended March 31, 2002.  This increase in the operating margin was primarily the result of percentage of completion revenue recognition for the three months ended March 31, 2003.  For the three months ended March 31, 2002, no revenue from condominium development projects had been recognized due to the Company utilizing the deposit method as described in the above Critical Accounting Policies and Estimates.  Operating margins from real estate operations are expected to vary due to the type and number of projects under construction at any given time and each respective project's estimated operating margin.

As of March 31, 2003, outstanding real estate contracts for sale amounted to approximately $4,700,000, compared to approximately $4,300,000 as of March 31, 2002.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $7,320,284 in the three months ended March 31, 2003 from $5,287,139 in the three months ended March 31, 2002, an increase of 38.5%.

Electrical construction costs increased to $5,749,598 in the three months ended March 31, 2003 from $4,445,586 in the three months ended March 31, 2002, an increase of 29.3%.  The increase in costs was primarily attributable to an increase in subcontractor costs incurred as a result of out-sourcing labor and constructions services.

Cost of real estate operations increased to $647,391 for the three months ended March 31, 2003 from $23,211 for the three months ended March 31, 2002.  This increase of $624,180 was the result of construction and other costs recognized under the percentage of completion method.

Depreciation and amortization was $345,597 in the three months ended March 31, 2003, compared to $332,985 in the three months ended March 31, 2002.  The increase in depreciation and amortization was primarily the result of capital expenditures made by company's electrical construction operations.

The following table sets forth selling, general and administrative expenses for each respective segment for the three months ended March 31, as indicated:

	2003	2002

Electrical construction	$ 21,406	$ 57,692
Real estate	35,603	15,512
Corporate	520,689	412,153
Total	$577,698	$485,357

In the three months ended March 31, 2003, total selling, general and administrative expenses increased by 19% when compared to the like period in 2002.  The increase was primarily a result of increases in professional and legal expenses, salaries and directors' fees incurred by the corporate office.  Selling, general and administrative expenses, as a percentage of revenue, decreased to 7.5% from 8.6% in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

  Income Taxes

The provision for income taxes was $150,254 in the three months ended March 31, 2003, an effective tax rate of 40.0%, as compared to $142,435 in the three months ended March 31, 2002, an effective tax rate of 40.2%. The effective tax rates differ from the statutory rate largely due to state income taxes.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Summary operating results of discontinued operations for the three months ended March 31, 2002 are as follows:

2002

Net sales	$701,784
Cost of sales	(677,334)
Depreciation	(54,288)
Gross loss	(29,838)
General and administrative expense	(3,314)
Operating loss	(33,152)
Other income, net
Interest expense	(3,452)
Other income, net (including gain on sale of real estate of $237,843)	253,428
249,976
Income from discontinued operations before income taxes	216,824
Income taxes	(87,930)

Income from discontinued operations, net of tax	$128,894

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2003 were $4,024,945 as compared to $7,405,342 as of March 31, 2002.  Working capital at March 31, 2003 was $10,053,730, compared to $11,985,287 at December 31, 2002.  The Company's ratio of current assets to current liabilities decreased to 3.6:1 at March 31, 2003, from 6.3:1 at December 31, 2002.  This net decrease was primarily attributable to a decrease in cash reserves due to capital expenditures made by the electrical construction operations of approximately $1.5 million in construction machinery and equipment and an increase in accounts payable and accrued liabilities due to a higher level of electrical construction activity.  The foregoing was offset by significant increases in accounts receivable, accrued billing and costs and estimated earnings in excess of billings on uncompleted contracts also attributed to a higher level of electrical construction activity.

At March 31, 2003, 243,668 shares were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.

In August 2002, the Company began investing a portion of its cash, in excess of operating requirements, in short-term highly liquid U.S. government debt securities.  As of March 31, 2003, short-term investments had a balance of $1,273,796.

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan (the "Repurchase Plan") allowing the Company to repurchase up to five percent of its outstanding Common Stock over the next twelve-month period.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of shares to be repurchased is contingent upon market conditions and other factors.  As of May 1, 2003, pursuant to the Repurchase Plan, the Company has repurchased 853,196 shares of its Common Stock at a cost of $377,686, an average cost of $0.44 per share.

On April 15, 2002, the Company entered into a new loan agreement with Wachovia Bank, N.A. ("Wachovia") for a $6,000,000 line of credit.  Borrowings outstanding under the agreement were $1,414,649 and $866,903 at March 31, 2003 and December 31, 2002, respectively.  The credit facility, as described in note 5 of notes to consolidated financial statements, will primarily be used to finance the costs of constructing condominium units in Florida and will subsequently be repaid with the sales proceeds from said condominiums.

The Company's capital expenditures for continuing operations for the three months ended March 31, 2003, increased to $1,506,054 from $590,162 for the three months ended March 31, 2002.  This increase in the level of capital expenditures was primarily attributable to significant acquisitions of machinery and equipment made by the Company's electrical construction segment.

The following table summarizes the Company's future aggregate contractual obligations at March 31, 2003:

	Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	After 2 Years

Operating leases	$ 92,046	$ 78,560	$13,486	--
Purchase obligations	819,927	819,927	--	--

Total	$911,973	$898,487	$13,486	--

Item 4.	Controls and Procedures

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

Dated:  May 15, 2003

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

Dated: May 15, 2003

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

Dated: May 15, 2003

/s/Stephen R. Wherry (Stephen R. Wherry) Vice President, Treasurer and Chief Financial Officer.