Form 10-Q
period 2003-06-30
GOLDFIELD CORP
filed 2003-08-13
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

___	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 1-7525

 The Goldfield Corporation
    (Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 100 Rialto Place, Suite 500 Melbourne, FL (Address of Principal Executive Offices)	88-0031580 (IRS Employer Identification Number) 32901 (Zip Code)

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

 Yes        No  X

     As of August 11, 2003, 26,207,289 shares of the Registrant's common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$ 2,527,316	$ 7,405,342
Short-term investments (Note 3)	1,281,770	1,266,419
Accounts receivable and accrued billings	4,787,816	1,191,914
Contracts receivable (Note 4)	3,552,560	1,419,354
Current portion of notes receivable	47,826	46,625
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,626,844	1,330,675
Deferred income taxes	144,825	146,297
Recoverable income tax	15,600	32,155
Residential properties under construction	1,227,209	614,390
Prepaid expenses	971,551	790,073
Other current assets	20,282	18,837
Total current assets	16,203,599	14,262,081
Property, buildings and equipment, net	6,154,487	4,432,848
Notes receivable, less current portion	587,318	681,915
Deferred charges and other assets
Deferred income taxes, less current portion	1,246,940	1,433,923
Land and land development costs	1,365,951	1,126,515
Land held for sale	8,432	117,106
Cash surrender value of life insurance	297,894	303,613
Other assets	147,612	-
Total deferred charges and other assets	3,066,829	2,981,157
Total assets	$26,012,233	$22,358,001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,907,709	$1,371,987
Billings in excess of costs and estimated
earnings on uncompleted contracts	83,863	37,904
Note payable to bank (Note 6)	2,021,730	866,903
Income taxes payable	24,062	-
Total current liabilities	6,037,364	2,276,794

Total liabilities	6,037,364	2,276,794
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,570,104 and
27,570,104 shares issued at June 30, 2003
and December 31, 2002, respectively	2,757,010	2,757,010
Capital surplus	18,452,748	18,452,748
Accumulated deficit	(557,972)	(905,613)
Total	20,651,786	20,304,145
Less common stock in treasury, at cost; 1,344,102
and 486,968 shares at June 30, 2003 and
December 31, 2002, respectively	676,917	222,938
Total stockholders' equity	19,974,869	20,081,207
Total liabilities and stockholders' equity	$26,012,233	$22,358,001

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenue
Electrical construction	$8,897,680	$ 5,293,753	$ 15,850,579	$10,890,529
Real estate	1,657,762	74,328	2,385,207	100,077
Total revenue	10,555,442	5,368,081	18,235,786	10,990,606

Costs and expenses
Electrical construction	8,010,733	3,904,846	13,760,331	8,350,433
Real estate	1,290,842	21,199	1,938,233	44,410
Depreciation and amortization	392,512	344,374	738,109	677,358
Selling, general and administrative	692,574	676,423	1,270,272	1,161,780
Total costs and expenses	10,386,661	4,946,842	17,706,945	10,233,981

Other income, net
Interest income	32,030	14,674	71,516	31,000
Interest expense, net	(6,754)	(6,989)	(13,508)	(14,178)
Gain (loss) on sale of property and equipment	12,319	5,000	(10,164)	14,756
Other	595	536	5,502	723
Total other income, net	38,190	13,221	53,346	32,301

Income from continuing operations
before income taxes	206,971	434,460	582,187	788,926

Income taxes	84,292	174,355	234,546	316,790

Income from continuing operations
available to common stockholders	122,679	260,105	347,641	472,136

Income from discontinued operations (including gain
on the sale of real estate of $10,478 and $248,320
for the three and six months ended June 30, 2002,
respectively, net of income taxes of $96,280 and
$184,210 for the three and six months ended
June 30, 2002, respectively) (Note 5)	-	141,143	-	270,037

Net income available to common stockholders	$ 122,679	$ 401,248	$ 347,641	$ 742,173

Earnings per share of common stock -
basic and diluted (Note 9)
Income from continuing operations	$ 0.00	$ 0.01	$ 0.01	$ 0.02
Income from discontinued operations	0.00	0.00	0.00	0.01
Net income	$ 0.00	$ 0.01	$ 0.01	$ 0.03

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	26,605,686	27,460,768	26,765,586	27,453,464
Diluted	26,744,644	27,609,686	26,897,456	27,603,807

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities
Income from continuing operations available
to common stockholders	$ 347,641	$ 472,136
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	738,109	677,358
Deferred income taxes	188,455	438,319
Loss (gain) on sale of property and equipment	10,164	(14,756)
Cash (used by) provided from changes in
Accounts receivable and accrued billings	(3,595,902)	2,287,126
Contracts receivable	(2,133,206)	-
Costs and estimated earnings in excess
of billings on uncompleted contracts	(296,169)	(571,882)
Land and land development costs	(239,436)	(153,522)
Land held for sale	108,674	(17,710)
Residential properties under construction	(612,819)	(1,327,333)
Recoverable income taxes	16,555	-
Prepaid expenses and other assets	(330,535)	(223,898)
Accounts payable and accrued liabilities	2,535,722	(713,471)
Billings in excess of costs and estimated
earnings on uncompleted contracts	45,959	-
Income taxes payable	24,062	16,588
Net cash (used in) provided by operating activities
of continuing operations	(3,192,726)	868,955
Net cash provided by operating activities
of discontinued operations	-	156,528
Net cash (used in) provided by operating activities	(3,192,726)	1,025,483

Cash flows from investing activities
Issuance of notes receivable	(21,211)	-
Proceeds from the disposal of property and equipment	44,110	19,805
Proceeds from notes receivable	114,607	54,910
Net purchases of investment securities	(15,351)	-
Purchases of property and equipment	(2,514,022)	(846,617)
Cash surrender value of life insurance	5,719	5,182
Net cash used in investing activities of
continuing operations	(2,386,148)	(766,720)
Net cash provided by investing activities of
discontinued operations	-	67,419
Net cash used in investing activities	(2,386,148)	(699,301)

Cash flows from financing activities
Proceeds from the exercise of stock options	-	17,864
Net borrowings on note payable to bank	1,154,827	1,127,374
Purchase of treasury stock	(453,979)	-
Net cash provided by financing activities
of continuing operations	700,848	1,145,238

Net (decrease) increase in cash and cash equivalents	(4,878,026)	1,471,420
Cash and cash equivalents at beginning of period	7,405,342	4,662,126
Cash and cash equivalents at end of period	$ 2,527,316	$ 6,133,546

Cash and cash equivalents at end of period
Continuing operations	$ 2,527,316	$ 5,494,142
Discontinued operations	-	639,404
	$ 2,527,316	$ 6,133,546

Supplemental disclosure of cash flow information
Income taxes paid	$ 14,500	$ 46,092
Interest paid	2,866	2,886

Supplemental disclosure of non-cash investing activities
Notes receivable in partial payment for land held for sale	-	299,006

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

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

The Company's short-term investments are comprised of highly liquid U.S. government debt securities.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", these securities are classified as available-for-sale and carried at fair value, with unrealized gains or losses, net of tax, to be recorded as a separate component of stockholders' equity.  As of June 30, 2003 and December 31, 2002, short-term investments had a balance of $1,281,770 and $1,266,419, respectively.  Unrealized gains or losses incurred were insignificant.

Note 4 -	Contracts Receivable

In August 2002, in accordance with SFAS No. 66 "Accounting for Sales of Real Estate", the Company began recognizing revenue under the percentage of completion method of accounting.  Contracts receivable represents revenue recognized on contracts for sale on the Company's second condominium development project in the amount of $3,552,560 and $1,419,354 as of June 30, 2003 and December 31, 2002, respectively.

The sales closing process on the aforementioned project is anticipated to commence in the latter part of the third quarter and to be completed in the early part of the fourth quarter of 2003.  The Company's real estate development operations do not extend financing to buyers and therefore, sales proceeds will be received in full upon closing.

Note 5 -	Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

The following table sets forth certain unaudited operating results of the discontinued operations for the six months ended June 30, as indicated:

2002

Net sales	$1,454,404
Cost of sales	(1,218,507)
Depreciation	(54,288)
Gross profit	181,609
General and administrative expense	(3,314)
Operating income	178,295
Other income, net
Interest expense	(6,906)
Other income, net (including gain on sale of real estate of $248,320)	282,858
275,952
Income from discontinued operations before income taxes	454,247
Income taxes	(184,210)

Income from discontinued operations, net of tax	$ 270,037

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended June 30, as indicated:

2002

Net sales	$752,620
Cost of sales	(541,173)
Depreciation	-
Gross profit	211,447
General and administrative expense	-
Operating income	211,447
Other income, net
Interest expense	(3,454)
Other income, net (including gain on sale of real estate of $10,478)	29,430
25,976
Income from discontinued operations before income taxes	237,423
Income taxes	(96,280)

Income from discontinued operations, net of tax	$141,143

Note 6 -	Note Payable to Bank

 The Company has a $6,000,000 bank credit facility, of which $4,500,000 can be used for the construction development costs of the Company's condominium projects and $1,500,000 can be used for the working capital needs of the Company. Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (3.2% and 3.3% at June 30, 2003 and December 31, 2002, respectively). The proceeds from sales of condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is collateralized by a security interest in the subsidiary's assets. Borrowings outstanding under this agreement were $2,021,730 and $866,903 at June 30, 2003 and December 31, 2002, respectively.  The amount available for additional borrowings at June 30, 2003 was $2,478,270 and $1,500,000, for construction development costs and working capital, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of June 30, 2003 and December 31, 2002.

Interest costs related to the construction of condominiums were capitalized. During the six and three month periods ended June 30, 2003 the Company capitalized interest costs of $24,496 and $14,564, respectively.  During the six and three month periods ended June 30, 2002 the Company capitalized interest costs of $31,155 and $16,820, respectively.

Note 7 -	Commitments and Contingencies

The Company has provided third party guarantees for St. Cloud Mining Company ("St. Cloud") and The Lordsburg Mining Company ("Lordsburg"), in favor of the State of New Mexico's Mining and Minerals Division of the Energy, Minerals and Natural Resources Department ("Financial Assurances").  These Financial Assurances, amounting to $253,872 as of June 30, 2003, guarantee approved post mine reclamation plans.  Additionally, the Company has provided performance bonds in connection with St. Cloud's contractual commitments in the amount of approximately $443,000.  Although the Company sold its mining operations to unrelated third parties, the Company remains liable under these guarantees and performance bonds.  However, the buyer of St. Cloud and Lordsburg has agreed to indemnify the Company against any losses from these Financial Assurances and performance bonds and has undertaken to secure the Company's release therefrom.

In certain circumstances, the Company is required to provide performance bonds in connection with its electrical construction subsidiary's contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of June 30, 2003, outstanding performance bonds issued on behalf of the electrical construction operations amounted to approximately $7,331,000.

Note 8 -	Income Taxes

At June 30, 2003, the Company had tax net operating loss carryforwards of approximately $2,470,000 available to offset future taxable income, which if unused will expire from 2009 through 2020.  The Company has alternative minimum tax credit carryforwards of $381,000, which are available to reduce future Federal income taxes over an indefinite period.

Note 9 -	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is equal to net income divided by the weighted average of the number of common stock shares outstanding.  The weighted average of the number of common stock shares outstanding excludes 1,344,102 and 17,358 shares of treasury stock for the each of the three and six-month periods ended June 30, 2003 and 2002, respectively.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding.

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million.   The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  As of June 30, 2003, pursuant to the Repurchase Plan, the Company has repurchased 1,326,744 shares of its Common Stock at a cost of $658,197, an average cost of $0.496 per share.  The Company currently holds the repurchased stock as Treasury Stock.

Note 10 -	Business Segment Information

The Company is primarily involved in two lines of business, electrical construction and real estate development.  There were no material amounts of sales or transfers between lines of business and no material amounts of export sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the six months ended June 30, as indicated:

	2003	2002
Continuing Operations:
Sales from operations to unaffiliated customers
Electrical construction	$15,850,579	$10,890,529
Real estate	2,385,207	100,077
Total	$18,235,786	$10,990,606

Operating income
Electrical construction	$ 1,315,625	$ 1,791,876
Real estate	307,117	42,336
Total operating income	1,622,742	1,834,212

Other income, net	53,346	32,301
General corporate expenses	(1,093,901)	(1,077,587)
Income from continuing operations before income taxes	$ 582,187	$ 788,926

The following table sets forth certain segment information for the three months ended June 30, as indicated:

	2003	2002
Continuing Operations:
Sales from operations to unaffiliated customers
Electrical construction	$ 8,897,680	$5,293,753
Real estate	1,657,762	74,328
Total	$10,555,442	$5,368,081

Operating income
Electrical construction	$ 466,627	$1,019,053
Real estate	264,757	55,898
Total operating income	731,384	1,074,951

Other income, net	38,190	13,221
General corporate expenses	(562,603)	(653,712)
Income from continuing operations before income taxes	$ 206,971	$ 434,460

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expense for each respective segment.  Operating income excludes interest expense, interest income and income taxes.  General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense.

The following table sets forth certain segment information as of the dates indicated:

	June 30, 2003	December 31, 2002
Identifiable assets:
Continuing operations
Electrical construction	$13,690,616	$ 9,596,844
Real estate	6,310,372	3,442,714
Corporate	6,011,245	9,318,443
Total	$26,012,233	$22,358,001

Note 11 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market.  The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  The options must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during the six month periods ended June 30, 2003 and 2002.  As of June 30, 2003 and December 31, 2002, 243,668 options were outstanding.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 in accounting for its Plan. Accordingly, no compensation cost has been recognized in the consolidated financial statements during the six month periods ended June 30, 2003 and 2002.  Had the Company used the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, the Company's net income would not have changed for the six month periods ended June 30, 2003 and 2002.

Note 12 -	Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  The Statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  In addition, except as stated below, all provisions of this Statement should be applied prospectively.  The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  Adoption of this Statement on July 1, 2003 is not expected to have a significant impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances.  Many of those instruments were previously classified as equity.   This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of this Statement on July 1, 2003, is not expected to have a significant impact on the financial position or results of operations of the Company.

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in the documents we incorporate by reference into this Quarterly Report on Form 10-Q.  You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved.  Our actual results may differ materially from what we currently expect.  Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electric construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development projects include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; ability to acquire land; adverse weather; natural disasters; and general economic conditions, both nationally and in our region.  Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

As of August 2002, commencing with the second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by Statement of Financial Accounting Standards ("SFAS") No. 66 "Accounting for Sales of Real Estate" will be recognized using the percentage of completion method.  Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2)buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3)a substantial percentage of the condominiums are under firm contracts, (4)collection of the sales price is reasonably assured and (5)sales proceeds and costs can be reasonably estimated.  Revenue recognized is calculated based on the percentage of completion, as determined by the fixed price construction contract costs incurred to date in relation to the total fixed price construction contract.  If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.  A significant majority of the total estimated project costs is attributable to the fixed price construction contract; the residual estimated costs could vary from actual.  If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined.  The timing of revenue and expense recognition is contingent on construction productivity.  Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

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

Results of Operations

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Segment Information

The table below reflects the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the six months ended June 30, as indicated:

	2003	2002
Revenue
Electrical construction	$15,850,579	$10,890,529
Real estate	2,385,207	100,077
Total	$18,235,786	$10,990,606

Operating income
Electrical construction	$ 1,315,625	$ 1,791,876
Real estate	307,117	42,336
Total	$ 1,622,742	$ 1,834,212

Continuing Operations

  Revenues

Total revenues in the six months ended June 30, 2003 increased by 65.9% to $18,235,786, compared to $10,990,606 in the six months ended June 30, 2002.

Electrical construction revenue increased by 45.5% in the six months ended June 30, 2003 to $15,850,579 from $10,890,529 in the six months ended June 30, 2002.  This increase was primarily attributable to an increase in both transmission line construction and fiber optic projects as a result of a greater availability of electrical construction contracts.

Revenues recognized by the real estate operations for the six months ended June 30, 2003 were $2,385,207 compared to $100,077 for the six months June 30, 2002, an increase of $2,285,130.  This significant increase was primarily attributed to the Company changing its revenue recognition method in August 2002 from the deposit method to the percentage of completion method, as detailed in the above Critical Accounting Policies and Estimates.

"Riomar" a six-unit oceanfront condominium project near Cocoa Beach, FL is currently in the final stages of construction and is expected to be completed in the third quarter of 2003.  All units are under contract for sale.

"Cape Club", a sixteen-unit oceanfront condominium project located in Cape Canaveral, FL is currently under construction and its completion is expected in the second quarter of 2004.  All units are under contract for sale.

"Oak Park", a townhouse-style condominium project in Cape Canaveral, FL, is currently in the planning/selling stage.  Preliminary plans call for a forty-unit complex, twenty-seven of which have been reserved with refundable deposits.  Construction is expected to commence in the first quarter of 2004 and to be completed in the latter part of 2004.  Commencement of construction is dependent upon the receipt of required permits.

The Company's most recent plans are to develop a riverfront combination residential and commercial complex on a two-acre parcel in Melbourne, FL, acquired in January 2003 for approximately $1 million.  Initial plans call for a multi-phase development, with the first phase, "Pineapple House", a thirty-three--unit luxury riverfront condominium complex.  The first phase is currently undergoing the permitting process. Commencement of construction is dependent upon the receipt of required permits.  Additional phases may include additional residential condominiums and commercial buildings.

  Operating Results

Electrical construction operations had an operating income of $1,315,625 in the six months ended June 30, 2003, compared to an operating income of $1,791,876 during the six months ended June 30, 2002, a decrease of 26.6%.  As a percentage of revenue, operating margins on electrical construction operations decreased to 8.3% for the six months ended June 30, 2003 from 16.5% for the six months ended June 30, 2002.  The decrease in the operating margin was primarily a result of higher than budgeted costs incurred on several large electrical construction projects due to adverse weather conditions.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.  At June 30, 2003, the approximate value of uncompleted contracts was $4,900,000 compared to $4,300,000 at June 30, 2002.

Real estate operations had an operating income of $307,117 in the six months ended June 30, 2003, compared to $42,336 in the six months ended June 30, 2002, an increase of $264,781.  For the six months ended June 30, 2002, no income from condominium development projects had been recognized due to the Company utilizing the deposit method of accounting as described in the above Critical Accounting Policies and Estimates.  As a percentage of revenue, operating margins decreased to 12.9% for the six months ended June 30, 2003 from 42.3% for the six months ended June 30, 2002.  This decrease in the operating margin was primarily the result of the Company earning relatively high profit margins on single-family lot sales that occurred in the six months ended June 30, 2002.  Operating margins from real estate operations are expected to vary due to the type and number of projects under construction at any given time and each respective project's estimated operating margin.

As of June 30, 2003, outstanding real estate contracts for sale amounted to approximately $7,900,000, compared to approximately $7,500,000 as of June 30, 2002.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $17,706,945 in the six months ended June 30, 2003 from $10,233,981 in the six months ended June 30, 2002, an increase of 73.0%.

Electrical construction costs increased to $13,760,331 in the six months ended June 30, 2003 from $8,350,433 in the six months ended June 30, 2002, an increase of 64.8%.  The increase in costs was primarily attributable to an increase in subcontractor costs incurred as a result of required construction services outside the scope of services generally provided by the Company.

Cost of real estate operations increased to $1,938,233 for the six months ended June 30, 2003 from $44,410 for the six months ended June 30, 2002.  This increase of $1,893,823 was mainly the result of construction and other costs recognized under the percentage of completion method.

Depreciation and amortization was $738,109 in the six months ended June 30, 2003, compared to $677,358 in the six months ended June 30, 2002.  The increase in depreciation and amortization was a result of capital expenditures made by the Company's electrical construction operations.

The following table sets forth selling, general and administrative expenses for each respective segment for the six months ended June 30, as indicated:

	2003	2002

Electrical construction	$ 66,432	$ 95,522
Real estate	133,119	11,856
Corporate	1,070,721	1,054,402
Total	$1,270,272	$1,161,780

In the six months ended June 30, 2003, total selling, general and administrative expenses increased by 9.3% when compared to the like period in 2002.  The increase was primarily a result of selling expenses recognized under the percentage of completion method by the real estate development operations. Selling, general and administrative expenses, as a percentage of revenue, decreased to 7.0% in the six months ended June 30, 2003 from 10.60% in the six months ended June 30, 2002, as a result of increased revenue.

  Income Taxes

The provision for income taxes was $234,546 in the six months ended June 30, 2003, an effective tax rate of 40.3%, as compared to $316,790 in the six months ended June 30, 2002, an effective tax rate of 40.2%. The effective tax rates differ from the statutory rate largely due to state income taxes.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Summary operating results of discontinued operations for the six months ended June 30, 2002 are as follows:

2002

Net sales	$1,454,404
Cost of sales	(1,218,507)
Depreciation	(54,288)
Gross profit	181,609
General and administrative expense	(3,314)
Operating income	178,295
Other income, net
Interest expense	(6,906)
Other income, net (including gain on sale of real estate of $248,320)	282,858
275,952
Income from discontinued operations before income taxes	454,247
Income taxes	(184,210)

Income from discontinued operations, net of tax	$ 270,037

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Segment Information

The table below reflects the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the three months ended June 30, as indicated:

	2003	2002
Revenue
Electrical construction	$ 8,897,680	$5,293,753
Real estate	1,657,762	74,328
Total	$10,555,442	$5,368,081

Operating income
Electrical construction	$ 466,627	$1,019,053
Real estate	264,757	55,898
Total	$ 731,384	$1,074,951

Continuing Operations

  Revenues

Total revenues in the three months ended June 30, 2003 increased by 96.6% to $10,555,442, compared to $5,368,081 in the three months ended June 30, 2002.

Electrical construction revenue increased by 68.1% in the three months ended June 30, 2003 to $8,897,680 from $5,293,753 in the three months ended June 30, 2002.  This increase was primarily attributable to an increase in both transmission line construction and fiber optic projects as a result of a greater availability of electrical construction contracts.

Revenues recognized by the real estate operations for the three months ended June 30, 2003 were $1,657,762 compared to $74,328 for the three months ended June 30, 2002, an increase of $1,583,434.  This significant increase was primarily attributed to percentage of completion revenue recognition.

  Operating Results

Electrical construction operations had an operating income of $466,627 in the three months ended June 30, 2003, compared to an operating income of $1,019,053 during the three months ended June 30, 2002, a decrease of 54.2%.  As a percentage of revenue, operating margins on electrical construction operations decreased to 5.2% for the three months ended June 30, 2003 from 19.3% for the three months ended June 30, 2002.  The decrease in the operating margin was primarily a result of higher than budgeted costs incurred on several large electrical construction projects due to adverse weather conditions.

Real estate operations had an operating income of $264,757 in the three months ended June 30, 2003, compared to $55,898 in the three months ended June 30, 2002, an increase of $208,859.  For the three months ended June 30, 2002, no income from condominium development projects had been recognized due to the Company utilizing the deposit method as described in the above Critical Accounting Policies and Estimates.  As a percentage of revenue, operating margins decreased to 16.0% for the three months ended June 30, 2003 from 75.2% for the three months ended June 30, 2002.  This decrease in the operating margin was primarily the result of the Company earning relatively high profit margins on single-family lot sales that occurred in the six months ended June 30, 2002.  Operating margins from real estate operations are expected to vary due to the type and number of projects under construction at any given time and each respective project's estimated operating margin.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $10,386,661 in the three months ended June 30, 2003 from $4,946,842 in the three months ended June 30, 2002, an increase of 110.0%.

Electrical construction costs increased to $8,010,733 in the three months ended June 30, 2003 from $3,904,846 in the three months ended June 30, 2002, an increase of 105.1%.  The increase in costs was primarily attributable to an increase in subcontractor costs incurred as a result of required construction services outside the scope of services generally provided by the Company.

Cost of real estate operations increased to $1,290,842 for the three months ended June 30, 2003 from $21,199 for the three months ended June 30, 2002.  This increase of $1,269,643 was mainly the result of construction and other costs recognized under the percentage of completion method.

Depreciation and amortization was $392,512 in the three months ended June 30, 2003, compared to $344,374 in the three months ended June 30, 2002.  The increase in depreciation and amortization was a result of capital expenditures made by the Company's electrical construction operations.

The following table sets forth selling, general and administrative expenses for each respective segment for the three months ended June 30, as indicated:

	2003	2002

Electrical construction	$ 45,027	$ 37,829
Real estate	97,516	2,898
Corporate	550,031	635,696
Total	$ 692,574	$ 676,423

In the three months ended June 30, 2003, total selling, general and administrative expenses increased by 2.4% when compared to the like period in 2002.  The increase was primarily a result of selling expenses recognized under the percentage of completion method by the real estate development operations.  Selling, general and administrative expenses, as a percentage of revenue, decreased to 6.6% in the three months ended June 30, 2003 from 12.6% in the three months ended June 30, 2002, as a result of increased revenue.

  Income Taxes

The provision for income taxes was $84,292 in the three months ended June 30, 2003, an effective tax rate of 40.7%, as compared to $174,355 in the three months ended June 30, 2002, an effective tax rate of 40.1%. The effective tax rates differ from the statutory rate largely due to state income taxes.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Summary operating results of discontinued operations for the three months ended June 30, 2002 are as follows:

2002

Net sales	$ 752,620
Cost of sales	(541,173)
Depreciation	-
Gross profit	211,447
General and administrative expense	-
Operating income	211,447
Other income, net
Interest expense	(3,454)
Other income, net (including gain on sale of real estate of $10,478)	29,430
25,976
Income from discontinued operations before income taxes	237,423
Income taxes	(96,280)

Income from discontinued operations, net of tax	$ 141,143

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2003 were $2,527,316 as compared to $7,405,342 as of December 31, 2002.  Working capital at June 30, 2003 was $10,166,235, compared to $11,985,287 at December 31, 2002.  The Company's current ratio (current assets to current liabilities) decreased to 2.7:1 at June 30, 2003, from 6.3:1 at December 31, 2002.  The net decrease was primarily attributed to various factors including capital expenditures made by the electrical construction operations of approximately $2.5 million in construction machinery and equipment, an increase in accounts payable and accrued liabilities due to a higher level of electrical construction activity, and an increase in the real estate development operation's note payable (construction loan), which was attributable to Riomar's construction costs. The foregoing was offset by significant increases in the electrical construction operation's  accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts due to a higher level of electrical construction activity and by the increase in the real estate development operation's contracts receivable, which is primarily attributable to percentage of completion revenue recognition.

At June 30, 2003, 243,668 shares were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.

In August 2002, the Company began investing a portion of its cash, in excess of operating requirements, in short-term highly liquid U.S. government debt securities.  As of June 30, 2003, short-term investments had a balance of $1,281,770.

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan (the "Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed. On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million. The Company may repurchase its shares either in the open market or through private transactions.  The volume of shares to be repurchased is contingent upon market conditions and other factors.  As of August 1, 2003, pursuant to the Repurchase Plan, the Company has repurchased 1,345,457 shares of its Common Stock at a cost of $669,632, an average cost of $0.498 per share. The Company currently holds the repurchased stock as Treasury Stock.

On April 15, 2002, the Company entered into a new loan agreement with Wachovia Bank, N.A. ("Wachovia") for a $6,000,000 credit facility.  Borrowings outstanding under the agreement were $2,021,730 and $866,903 at June 30, 2003 and December 31, 2002, respectively.  The credit facility, as described in note 6 of notes to consolidated financial statements, will primarily be used to finance the costs of constructing condominium units in Florida and will subsequently be repaid with the sales proceeds from said condominiums.

The Company's capital expenditures for continuing operations for the six months ended June 30, 2003, increased to $2,514,022 from $846,617 for the six months ended June 30, 2002.  This increase in the level of capital expenditures was attributable to significant acquisitions of machinery and equipment made by the Company's electrical construction segment.

The following table summarizes the Company's future aggregate contractual obligations at June 30, 2003:

	Payments Due By Period
	Total	Less Than 1 Year		1-2 Years	3-5 Years	More Than 5 Years
Operating leases	$ 157,198	$ 128,192		$ 15,679	$ 13,327	--
Purchase obligations	7,598,336	6,717,971	(1)	415,835	464,530	--

Total	$7,755,534	$6,846,163		$ 431,514	$ 477,857	--

      (1)   $2,111,330 is included in the consolidated balance sheet as of June 30, 2003 within the accounts payable and accrued liabilities section.

Item 4.	Controls and Procedures

John H. Sottile, our Chief Executive Officer, and Stephen R. Wherry, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

No changes in the Company's internal controls over financial reporting occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on June 11, 2003.

(c) At the Annual Meeting of Stockholders, the shareholders voted to elect the following 7 directors to the Board of Directors.  Set forth below are the votes cast in the election of directors:

Directors	Votes For	Votes Withheld

Thomas E. Dewey, Jr.	20,668,575	1,574,918
Harvey C. Eads, Jr.	20,518,989	1,579,504
John P. Fazzini	20,507,779	1,590,714
Danforth E. Leitner	20,511,524	1,586,969
Al Marino	21,608,571	634,922
Dwight W. Severs	20,408,814	1,689,679
John H. Sottile	20,793,104	1,305,389

The shareholders also voted to ratify the appointment of KPMG LLP as Independent Certified Public Accountants for the Company for the year ending December 31, 2003 with 21,942,525 votes cast for, 99,046 votes cast against, 346,797 votes abstained and 0 broker non-votes.

A shareholder proposal on shareholder approval of rights plan was rejected, with 6,822,195 votes cast against, 3,570,589 cast for, 320,555 abstained and 11,675,029 broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. 7241

31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. 7241

32.1  * Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2  * Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*      These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

(b) Reports on Form 8-K

The Registrant filed with the Commission, a Current Report on Form 8-K on May 15, 2003, announcing its earnings for the first quarter of 2003.

The Registrant filed with the Commission, a Current Report on Form 8-K on June 11, 2003, announcing the voting results from its annual meeting and amendments made to its Stock Repurchase Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION (Registrant)

Dated:  August 13, 2003

/s/John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director.

/s/Stephen R. Wherry (Stephen R. Wherry) Vice President, Treasurer and Chief Financial Officer.