Form 10-Q
period 2003-09-30
GOLDFIELD CORP
filed 2003-11-14
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

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

 Yes        No  X

       As of November 11, 2003, 26,207,289 shares of the Registrant's common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$ 3,585,450	$ 7,405,342
Short-term investments (Note 3)	-	1,266,419
Accounts receivable and accrued billings	2,632,358	1,191,914
Contracts receivable (Note 4)	3,898,503	1,419,354
Current portion of notes receivable	44,963	46,625
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,270,114	1,330,675
Deferred income taxes	158,707	146,297
Recoverable income tax	53,068	32,155
Residential properties under construction	613,597	614,390
Prepaid expenses	855,641	790,073
Other current assets	31,115	18,837
Total current assets	13,143,516	14,262,081
Property, buildings and equipment, net	6,245,146	4,432,848
Notes receivable, less current portion	573,999	681,915
Deferred charges and other assets
Deferred income taxes, less current portion	1,352,685	1,433,923
Land and land development costs	1,384,219	1,126,515
Land held for sale	-	117,106
Cash surrender value of life insurance	296,703	303,613
Other assets	151,512	-
Total deferred charges and other assets	3,185,119	2,981,157
Total assets	$23,147,780	$22,358,001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 2,036,933	$ 1,371,987
Billings in excess of costs and estimated
earnings on uncompleted contracts	56,820	37,904
Note payable to bank (Note 6)	1,108,346	866,903
Current liabilities of discontinued operations (Note 5)	195,750	-
Total current liabilities	3,397,849	2,276,794
Total liabilities	3,397,849	2,276,794
Commitments and contingencies (Note 5 and 7)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,570,104 and
27,570,104 shares issued at September 30, 2003
and December 31, 2002, respectively	2,757,010	2,757,010
Capital surplus	18,452,748	18,452,748
Accumulated deficit	(771,474)	(905,613)
Total	20,438,284	20,304,145
Less common stock in treasury, at cost; 1,362,815
and 486,968 shares at September 30, 2003 and
December 31, 2002, respectively	688,353	222,938
Total stockholders' equity	19,749,931	20,081,207
Total liabilities and stockholders' equity	$23,147,780	$22,358,001

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue
Electrical construction	$4,539,399	$ 1,987,085	$20,389,978	$12,877,614
Real estate	2,274,742	4,960,765	4,659,949	5,060,842
Total revenue	6,814,141	6,947,850	25,049,927	17,938,456

Costs and expenses
Electrical construction	4,236,547	1,983,146	17,996,878	10,333,579
Real estate	1,677,775	3,609,370	3,609,302	3,648,634
Depreciation and amortization	433,418	354,944	1,171,527	1,032,302
Selling, general and administrative	647,689	919,330	1,924,667	2,086,256
Total costs and expenses	6,995,429	6,866,790	24,702,374	17,100,771

Other income, net
Interest income	15,876	38,377	87,392	69,377
Interest expense, net	(6,755)	(6,002)	(20,263)	(20,180)
Loss on sale of property and equipment	(2,352)	(14,821)	(12,516)	(64)
Other	1,066	1,729	6,568	2,451
Total other income, net	7,835	19,283	61,181	51,584

(Loss) income from continuing operations
before income taxes	(173,453)	100,343	408,734	889,269

Income taxes (benefit)	(81,335)	39,923	153,211	356,713

(Loss) income from continuing operations
available to common stockholders	(92,118)	60,420	255,523	532,556

(Loss) income from discontinued operations (net of
income taxes (benefit) of ($89,592) and $72,077
for the three months ended September 30, 2003
and 2002, respectively and ($89,592) and $256,287
for the nine months ended September 30, 2003
and 2002, respectively) (Note 5)	(121,384)	104,467	(121,384)	374,505

Net (loss) income available to common stockholders	$ (213,502)	$ 164,887	$ 134,139	$ 907,061

(Loss) earnings per share of common stock -
basic and diluted (Note 9)
(Loss) income from continuing operations	$ 0.00	$ 0.00	$ 0.01	$ 0.02
(Loss) income from discontinued operations	0.00	0.00	0.00	0.01
Net (loss) income	$ (0.01)	$ 0.01	$ 0.01	$ 0.03

Weighted average common shares and
equivalents used in the calculations
of (loss) earnings per share
Basic	26,207,400	27,512,631	26,577,479	27,473,403
Diluted	26,377,563	27,628,772	26,726,190	27,603,817

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities
Income from continuing operations available
to common stockholders	$ 255,523	$ 532,556
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	1,171,527	1,032,302
Deferred income taxes	68,828	529,105
Loss on sale of property and equipment	12,516	64
Gain on disposition of land held for sale	-	(95,910)
Cash (used by) provided from changes in
Accounts receivable and accrued billings	(1,440,444)	2,816,113
Contracts receivable	(2,479,149)	(654,832)
Costs and estimated earnings in excess
of billings on uncompleted contracts	60,561	(164,900)
Land and land development costs	(257,704)	918,688
Land held for sale	117,106	-
Residential properties under construction	793	416,787
Recoverable income taxes	(20,913)	(24,626)
Prepaid expenses and other assets	(229,358)	(276,161)
Accounts payable and accrued liabilities	664,946	(715,978)
Billings in excess of costs and estimated
earnings on uncompleted contracts	18,916	21,569
Income taxes payable	-	6,939
Net cash (used in) provided by operating activities
of continuing operations	(2,056,852)	4,341,716
Net cash provided by operating activities
of discontinued operations	74,366	212,139
Net cash (used in) provided by operating activities	(1,982,486)	4,553,855

Cash flows from investing activities
Issuance of notes receivable	(22,903)	-
Proceeds from the disposal of property and equipment	44,110	87,035
Proceeds from notes receivable	132,481	78,989
Net sales (purchases) of investment securities	1,266,419	(249,880)
Purchases of property and equipment	(3,040,451)	(1,034,051)
Proceeds from sale of land held for sale	-	78,200
Cash surrender value of life insurance	6,910	(429)
Net cash used in investing activities of
continuing operations	(1,613,434)	(1,040,136)
Net cash provided by investing activities of
discontinued operations	-	144,088
Net cash used in investing activities	(1,613,434)	(896,048)

Cash flows from financing activities
Proceeds from the exercise of stock options	-	23,333
Net borrowings (repayments) on note payable to bank	241,443	(612,918)
Purchase of treasury stock	(465,415)	(55,460)
Net cash used in financing activities
of continuing operations	(223,972)	(645,045)

Net (decrease) increase in cash and cash equivalents	(3,819,892)	3,012,762
Cash and cash equivalents at beginning of period	7,405,342	4,662,126
Cash and cash equivalents at end of period	$ 3,585,450	$ 7,674,888

Cash and cash equivalents at end of period
Continuing operations	$ 3,585,450	$ 7,353,375
Discontinued operations	-	321,513
	$ 3,585,450	$ 7,674,888

Supplemental disclosure of cash flow information
Income taxes paid	$ 24,730	$ 82,982
Interest paid (net of amount capitalized)	5,063	23,973

Supplemental disclosure of non-cash investing activities
Notes receivable in partial payment for land held for sale	-	299,006

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002

Note 1 -	Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods reported.  These adjustments are of a normal recurring nature.  All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2002, which was derived from the audited consolidated financial statements.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Note 2 -	Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the current period presentation.

Note 3 -	Short-term Investments

The Company's short-term investments were comprised of highly liquid U.S. government debt securities.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", these securities were classified as available-for-sale and carried at fair value, with unrealized gains or losses, net of tax, to be recorded as a separate component of stockholders' equity.  As of December 31, 2002, short-term investments had a balance of $1,266,419.

Note 4 -	Contracts Receivable

In August 2002, in accordance with SFAS No. 66 "Accounting for Sales of Real Estate", the Company began recognizing revenue under the percentage of completion method of accounting.  Contracts receivable represents revenue recognized on contracts for sale on the Company's condominium development projects in the amount of $3,898,503 and $1,419,354 as of September 30, 2003 and December 31, 2002, respectively.

The Company's real estate development operations do not extend financing to buyers and therefore, sales proceeds will be received in full upon closing.

Note 5 -	Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

     Commitments and Contingencies Related to Discontinued Operations

On September 8, 2003, the United States Environmental Protection Agency (the "EPA") issued a special notice letter notifying the Company that it was a potentially responsible party (a "PRP"), along with three other parties, with respect to possible investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the "Site") in Stevens County, Washington, which the EPA may request that the Company, along with the other PRPs, perform or finance.  The Company sold the Site property in 1964.  The Company has commenced investigating the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA.  Based upon its investigation to date, the Company has determined that its operations at the Site were primarily exploratory and that the Company never engaged in any milling or other processing activities at the Site.  At some times from 1950 to 1952, the Company's records reflect that it extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing.  The Site has changed owners several times since it was sold by the Company, and the Company believes that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

The Company is in preliminary discussions with the other PRPs with respect to negotiating an Administrative Order on Consent with the EPA pursuant to which the PRPs would perform an Engineering Evaluation/Cost Analysis ("EE/CA") to determine what action is warranted at the Site.  The Company believes that the preparation of an EE/CA could take up to 12 months.  Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs.  In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors, including their respective contributions to the alleged contamination and their ability to pay.

It is impossible at this early stage to estimate the total costs of investigation and remediation at the Site due to various factors, including the scope of the EE/CA study to be negotiated with the EPA, incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination, the selection of alternative remedies and changes in clean-up standards.  As of September 30, 2003, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss - an interpretation of SFAS No. 5 (Accounting for Contingencies)" and Statement of Position 96-1 "Environmental Remediation Liabilities", the Company has reserved $195,750 (a current liability within discontinued operations) for this matter, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study, and the anticipated professional fees to be incurred by the Company in connection with the EE/CA study.  Actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. The amount accrued will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to the amount accrued.  At this early stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action at the Site, or to estimate the potential additional future cost of such action.  The Company is investigating whether any cost incurred would be covered by insurance.

The following table sets forth certain unaudited operating results of the discontinued operations for the nine months ended September 30, as indicated:

	2003	2002

Net sales	$ -	$ 2,103,849
Cost of sales	-	(1,749,658)
Depreciation	-	(54,288)
General and administrative expense	-	(9,018)
Provision for remediation	(210,976)(1)	-
Operating (loss) income	(210,976)	290,885
Other income, net
Interest expense	-	(10,327)
Other income, net (including gain on sale of real estate of $301,132)	-	350,234
	-	339,907
(Loss) income from discontinued operations before income taxes	(210,976)	630,792
Income (taxes) benefit	89,592	(256,287)

(Loss) income from discontinued operations, net of tax	$ (121,384)	$ 374,505

  (1) Includes $15,226 of legal and professional fees incurred as of September 30, 2003 and a $195,750 reserve for remediation

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended September 30, as indicated:

	2003	2002

Net sales	$ -	$649,444
Cost of sales	-	(531,151)
Depreciation	-	-
General and administrative expense	-	(5,704)
Provision for remediation	(210,976)(1)	-
Operating (loss) income	(210,976)	112,589
Other income, net
Interest expense	-	(3,422)
Other income, net (including gain on sale of real estate of $52,812)	-	67,377
	-	63,955
(Loss) income from discontinued operations before income taxes	(210,976)	176,544
Income (taxes) benefit	89,592	(72,077)

(Loss) income from discontinued operations, net of tax	$ (121,384)	$104,467

   (1) Includes $15,226 of legal and professional fees incurred as of September 30, 2003 and a $195,750 reserve for remediation

Assets and liabilities of the discontinued operations have been reflected in the unaudited consolidated balance sheets as current or non-current.  The following is a summary of assets and liabilities of discontinued operations:

	September 30,	December 31,
	2003	2002
Total assets of discontinued
operations	$ -	$ -

Current liabilities
Reserve for remediation	$ 195,750	$ -

Total liabilities of discontinued
operations	$ 195,750	$ -

Note 6 -	Note Payable to Bank

The Company has a $6,000,000 bank credit facility, of which $4,500,000 can be used for the construction development costs of the Company's condominium projects and $1,500,000 can be used for the working capital needs of the Company. Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (3.0% and 3.3% at September 30, 2003 and December 31, 2002, respectively). The proceeds from sales of condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is secured by an agreement not to further encumber said condominium projects. Borrowings outstanding under this agreement were $1,108,346 and $866,903 at September 30, 2003 and December 31, 2002, respectively.  The amount available for additional borrowings at September 30, 2003 was $3,391,654 and $1,500,000, for construction development costs and working capital, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of September 30, 2003 and December 31, 2002.

Interest costs related to the construction of condominiums were capitalized. During the nine and three month periods ended September 30, 2003 the Company capitalized interest costs of $43,447 and $18,951, respectively.  During the nine and three month periods ended September 30, 2002 the Company capitalized interest costs of $40,970 and $9,815, respectively.

Note 7 -	Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds in connection with its electrical construction subsidiary's contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of September 30, 2003, outstanding performance bonds issued on behalf of the electrical construction operations amounted to approximately $8,920,000.

The Company has provided a third party guarantee for St. Cloud Mining Company ("St. Cloud") in favor of the State of New Mexico's Mining and Minerals Division of the Energy, Minerals and Natural Resources Department ("Financial Assurance").  The Financial Assurance, amounting to $171,827 as of September 30, 2003, guarantees approved post mine reclamation plans.  Although the Company sold its mining operations to unrelated third parties, the Company remains liable under this guarantee.  However, the buyer of St. Cloud has agreed to indemnify the Company against any losses from the Financial Assurance and has undertaken to secure the Company's release therefrom.

Note 8 -	Income Taxes

At September 30, 2003, the Company had tax net operating loss carryforwards of approximately $2,625,000 available to offset future taxable income, which if unused will expire from 2009 through 2022.  The Company has alternative minimum tax credit carryforwards of $326,000, which are available to reduce future Federal income taxes over an indefinite period.

Note 9 -	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.  The computation of the weighted average number of common stock shares outstanding excludes 1,362,815 shares of treasury stock for the three and nine month periods ended September 30, 2003 and 156,008 shares of treasury stock for the three and nine month periods ended September 30, 2002.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding.

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million.   The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  During the three month period ended September 30, 2003, pursuant to the Repurchase Plan, the Company repurchased 18,713 shares of its Common Stock at an average price per share of $0.611. As of September 30, 2003, pursuant to the Repurchase Plan, the Company has repurchased 1,345,457 shares of its Common Stock at a cost of $669,632, an average cost of $0.498 per share. As of September 30, 2003, the maximum number of shares available to be repurchased under the Repurchase Plan is 1,154,543 shares. The Company currently holds the repurchased stock as Treasury Stock.

Note 10 -	Business Segment Information

The Company is primarily involved in two lines of business, electrical construction and real estate development.  There were no material amounts of sales or transfers between lines of business and no material amounts of export sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the nine months ended September 30, as indicated:

	2003	2002
Continuing Operations:
Sales from operations to unaffiliated customers
Electrical construction	$20,389,978	$12,877,614
Real estate	4,659,949	5,060,842
Total	$25,049,927	$17,938,456

Operating income
Electrical construction	$ 1,173,813	$ 1,446,691
Real estate	770,119	1,101,368
Total operating income	1,943,932	2,548,059

Other income, net	61,181	51,584
General corporate expenses	(1,596,379)	(1,710,374)
Income from continuing operations before income taxes	$ 408,734	$ 889,269

The following table sets forth certain segment information for the three months ended September 30, as indicated:

	2003	2002
Continuing Operations:
Sales from operations to unaffiliated customers
Electrical construction	$4,539,399	$1,987,085
Real estate	2,274,742	4,960,765
Total	$6,814,141	$6,947,850

Operating (loss) income
Electrical construction	$ (141,812)	$ (345,184)
Real estate	463,002	1,059,032
Total operating income	321,190	713,848

Other income, net	7,835	19,283
General corporate expenses	(502,478)	(632,788)
(Loss) income from continuing operations before income taxes	$ (173,453)	$ 100,343

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each respective segment.  Operating income excludes interest expense, interest income and income taxes.  General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense.

The following table sets forth certain segment information as of the dates indicated:

	September 30, 2003	December 31, 2002
Identifiable assets:
Continuing operations
Electrical construction	$11,119,895	$ 9,596,844
Real estate	5,966,929	3,442,714
Corporate	6,060,956	9,318,443
Total	$23,147,780	$22,358,001

Note 11 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market.  The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  The options must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during the nine month periods ended September 30, 2003 and 2002.  As of September 30, 2003 and December 31, 2002, 243,668 options were outstanding.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 in accounting for its Plan.  Accordingly, no compensation cost has been recognized in the consolidated financial statements during the nine month periods ended September 30, 2003 and 2002.  Had the Company used the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, the Company's net income would not have changed for the nine month periods ended September 30, 2003 and 2002.

Note 12 -	Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  The Statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003.  In addition, except as stated below, all provisions of this Statement should be applied prospectively.  The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003.  Adoption of this Statement on July 1, 2003 did not have a significant impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances.  Many of those instruments were previously classified as equity.   This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of this Statement on July 1, 2003, did not have a significant impact on the financial position or results of operations of the Company.

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in the documents we incorporate by reference into this Quarterly Report on Form 10-Q.  You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved.  Our actual results may differ materially from what we currently expect.  Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development projects include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; ability to acquire land; adverse weather; natural disasters; and general economic conditions, both nationally and in our region.  Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

As of August 2002, commencing with the second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate" will be recognized using the percentage of completion method.  Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2)buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3)a substantial percentage of the condominiums are under firm contracts, (4)collection of the sales price is reasonably assured and (5)sales proceeds and costs can be reasonably estimated.  Revenue recognized is calculated based on the percentage of completion, as determined by the fixed price construction contract costs incurred to date in relation to the total fixed price construction contract.  If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.  A significant majority of the total estimated project costs is attributable to the fixed price construction contract; the residual estimated costs could vary from actual.  If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined.  The timing of revenue and expense recognition is contingent on construction productivity.  Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

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

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Segment Information

The table below reflects the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the nine months ended September 30, as indicated:

	2003	2002
Revenue
Electrical construction	$20,389,978	$12,877,614
Real estate	4,659,949	5,060,842
Total	$25,049,927	$17,938,456

Operating income
Electrical construction	$ 1,173,813	$ 1,446,691
Real estate	770,119	1,101,368
Total	$ 1,943,932	$ 2,548,059

Continuing Operations

  Revenues

Total revenues in the nine months ended September 30, 2003 increased by 39.6% to $25,049,927, compared to $17,938,456 in the nine months ended September 30, 2002.

Electrical construction revenue increased by 58.3% in the nine months ended September 30, 2003 to $20,389,978 from $12,877,614 in the nine months ended September 30, 2002.  This increase was primarily attributable to an increase in both transmission line construction and fiber optic projects as a result of a greater availability of electrical construction contracts.  To date, however, the Company has not noticed an increase in demand attributable to increased grid construction stemming from the August 2003 blackout in the Northeastern United States.

Revenues recognized by the real estate operations for the nine months ended September 30, 2003 were $4,659,949 compared to $5,060,842 for the nine months September 30, 2002, a decrease of 7.9%.  This decrease was mainly a result of the Company changing its revenue recognition method in August 2002 from the deposit method to the percentage of completion method, as detailed in the above Critical Accounting Policies and Estimates.  The revenue attributable to the Company's initial condominium development project was recognized in its entirety in the third quarter of 2002.

In September 2003, "Riomar", a six-unit oceanfront condominium project near Cocoa Beach, FL was completed and three units were sold.  The remaining units were sold in October 2003.

"Cape Club", a sixteen-unit oceanfront condominium project located in Cape Canaveral, FL is currently under construction and its completion is expected in the second quarter of 2004.  All units are under contract for sale.

"Oak Park", a townhouse-style condominium project in Cape Canaveral, FL, is currently in the planning/permitting stage.  Preliminary plans call for a thirty-six to forty-unit complex to be built, thirty-one of which have been reserved with refundable deposits.  Although construction is expected to commence in the first quarter of 2004, commencement of construction is contingent upon the receipt of required permits.

The Company's most recent plans are to develop a riverfront combination residential and commercial complex on a two-acre parcel in Melbourne, FL, acquired in January 2003 for approximately $1 million.  Initial plans call for a multi-phase development, with the first phase, "Pineapple House", a thirty-three--unit luxury riverfront condominium complex, currently undergoing the permitting process.  Commencement of construction is dependent upon the receipt of required permits and obtaining the approval of a Vested Rights application to be filed with the City of Melbourne within the next thirty days.  Although the Company believes the Vested Rights application should be approved, its denial would reduce the number of units that could be built on the parcels and reduce the possible profit on the project.  Additional phases may include additional residential condominiums and commercial buildings.

  Operating Results

Electrical construction operations had an operating income of $1,173,813 in the nine months ended September 30, 2003, compared to an operating income of $1,446,691 during the nine months ended September 30, 2002, a decrease of 18.9%.  As a percentage of revenue, operating margins on electrical construction operations decreased to 5.8% for the nine months ended September 30, 2003 from 11.2% for the nine months ended September 30, 2002.  The decrease in the operating margin was largely a result of higher than budgeted costs incurred due to adverse weather conditions encountered on several large electrical construction projects located in Alabama and Georgia.  At September 30, 2003, the approximate value of uncompleted contracts was $5,700,000 compared to $5,400,000 at September 30, 2002.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.

Real estate operations had an operating income of $770,119 in the nine months ended September 30, 2003, compared to $1,101,368 in the nine months ended September 30, 2002, a decrease of 30.1%.  For the nine months ended September 30, 2002, income from the Company's initial condominium development project had been recognized in its entirety due to the Company utilizing the deposit method of accounting as described in the above Critical Accounting Policies and Estimates.  As a percentage of revenue, operating margins decreased to 16.5% for the nine months ended September 30, 2003 from 21.8% for the nine months ended September 30, 2002.  The decrease in operating margin was primarily due to a change in the mix of the units sold and in backlog from high-margin units to a combination of both lower-margin and higher-margin units.  Operating margins from real estate operations are expected to vary due to the type and number of projects under construction at any given time and each respective project's estimated operating margin.

As of September 30, 2003, real estate operation's backlog (outstanding contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $5,700,000, compared to approximately $2,500,000 as of September 30, 2002.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $24,702,374 in the nine months ended September 30, 2003 from $17,100,771 in the nine months ended September 30, 2002, an increase of 44.5%.

Electrical construction costs increased to $17,996,878 in the nine months ended September 30, 2003 from $10,333,579 in the nine months ended September 30, 2002, an increase of 74.2%.  The increase in costs was primarily attributable to both an increase in the volume of the work performed and an increase in subcontractor costs incurred as a result of required construction services outside the scope of services generally provided by the Company.

Cost of real estate operations decreased to $3,609,302 for the nine months ended September 30, 2003 from $3,648,634 for the nine months ended September 30, 2002, a decrease of 1.1%.

Depreciation and amortization was $1,171,527 in the nine months ended September 30, 2003, compared to $1,032,302 in the nine months ended September 30, 2002.  The increase in depreciation and amortization was a result of capital expenditures made by the Company's electrical construction operations.

The following table sets forth selling, general and administrative ("SG&A") expenses for each respective segment for the nine months ended September 30, as indicated:

	2003	2002

Electrical construction	$ 90,552	$ 102,934
Real estate	274,005	308,627
Corporate	1,560,110	1,674,695
Total	$1,924,667	$2,086,256

In the nine months ended September 30, 2003, total SG&A expenses decreased by 7.7% when compared to the like period in 2002.  The decrease was mainly due to higher legal and professional fees incurred for the nine months ended September 30, 2002 as a result of services required to sell the Company's mining subsidiaries.  SG&A expenses, as a percentage of revenue, decreased to 7.7% in the nine months ended September 30, 2003 from 11.6% in the nine months ended September 30, 2002, largely as a result of increased revenue.

  Income Taxes

The provision for income taxes was $153,211 in the nine months ended September 30, 2003, an effective tax rate of 37.5%, as compared to $356,713 in the nine months ended September 30, 2002, an effective tax rate of 40.1%. The effective tax rates differ from the statutory rate largely due to state income taxes.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

The following table sets forth summary operating results of discontinued operations for the nine months ended September 30, as indicated:

	2003	2002

Net sales	$ -	$ 2,103,849
Cost of sales	-	(1,749,658)
Depreciation	-	(54,288)
General and administrative expense	-	(9,018)
Provision for remediation(1)	(210,976)(2)	-
Operating (loss) income	(210,976)	290,885
Other income, net
Interest expense	-	(10,327)
Other income, net (including gain on sale of real estate of $301,132)	-	350,234
	-	339,907
(Loss) income from discontinued operations before income taxes	(210,976)	630,792
Income (taxes) benefit	89,592	(256,287)

(Loss) income from discontinued operations, net of tax	$ (121,384)	$ 374,505

       (1) Refer to Part II. Other Information, Item 1. Legal Proceedings
       (2) Includes $15,226 of legal and professional fees incurred as of September 30, 2003 and a $195,750 reserve for remediation

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Segment Information

The table below reflects the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the three months ended September 30, as indicated:

	2003	2002
Revenue
Electrical construction	$4,539,399	$1,987,085
Real estate	2,274,742	4,960,765
Total	$6,814,141	$6,947,850

Operating (loss) income
Electrical construction	$ (141,812)	$ (345,184)
Real estate	463,002	1,059,032
Total	$ 321,190	$ 713,848

Continuing Operations

  Revenues

Total revenues in the three months ended September 30, 2003 decreased by 1.9% to $6,814,141, compared to $6,947,850 in the three months ended September 30, 2002.

Electrical construction revenue increased by 128.4% in the three months ended September 30, 2003 to $4,539,399 from $1,987,085 in the three months ended September 30, 2002.  This increase was primarily attributable to an increase in both transmission line construction and fiber optic projects as a result of a greater availability of electrical construction contracts.  To date, however, the Company has not noticed an increase in demand attributable to increased grid construction stemming from the August 2003 blackout in the Northeastern United States.

Revenues recognized by the real estate operations for the three months ended September 30, 2003 were $2,274,742 compared to $4,960,765 for the three months ended September 30, 2002, a decrease of 54.1%.  This significant decrease was primarily attributed to the Company utilizing the deposit method of revenue recognition during the first seven months of 2002, thus recognizing the revenue from its initial condominium development project in its entirety in the three months ended September 30, 2002.

  Operating Results

Electrical construction operations had an operating loss of $141,812 in the three months ended September 30, 2003, compared to an operating loss of $345,184 during the three months ended September 30, 2002.  As a percentage of revenue, operating margins on electrical construction operations increased to (3.1%) for the three months ended September 30, 2003 from (17.4%) for the three months ended September 30, 2002.  Improvement in the operating margin was primarily the result of a higher volume of revenue available to cover fixed costs which was significantly offset by both project losses incurred on two jobs as a result of adverse weather conditions and higher than budgeted subcontractor costs incurred due to an isolated productivity issue encountered on one job.

Real estate operations had an operating income of $463,002 in the three months ended September 30, 2003, compared to $1,059,032 in the three months ended September 30, 2002, a decrease of 56.3%.  For the three months ended September 30, 2002, income was significantly higher due to the Company utilizing the deposit method of income recognition to record the sale of its initial condominium development project.  As a percentage of revenue, operating margins decreased to 20.4% for the three months ended September 30, 2003 from 21.3% for the three months ended September 30, 2002.  Operating margins from real estate operations are expected to vary due to the type and number of projects under construction at any given time and each respective project's estimated operating margin.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $6,995,429 in the three months ended September 30, 2003 from $6,866,790 in the three months ended September 30, 2002, an increase of 1.9%.

Electrical construction costs increased to $4,236,547 in the three months ended September 30, 2003 from $1,983,146 in the three months ended September 30, 2002, an increase of 113.6%.  The increase in costs was primarily attributable to both an increase in the volume of the work performed and an increase in subcontractor costs incurred as a result of required construction services outside the scope of services generally provided by the Company.

Cost of real estate operations decreased to $1,677,775 for the three months ended September 30, 2003 from $3,609,370 for the three months ended September 30, 2002.  This decrease of 53.5% was mainly the result of construction and other costs associated with the Company's initial condominium development project which were recognized under the deposit method during the three months ended September 30, 2002.

Depreciation and amortization was $433,418 in the three months ended September 30, 2003, compared to $354,944 in the three months ended September 30, 2002.  The increase in depreciation and amortization was a result of capital expenditures made by the Company's electrical construction operations.

The following table sets forth SG&A expenses for each respective segment for the three months ended September 30, as indicated:

	2003	2002

Electrical construction	$ 24,119	$ 7,412
Real estate	134,179	291,626
Corporate	489,391	620,292
Total	$ 647,689	$ 919,330

In the three months ended September 30, 2003, total SG&A expenses decreased by 29.5% when compared to the like period in 2002.  SG&A expenses were higher for the three months ended September 30, 2002 as a result of selling expenses attributed to the Company's initial condominium development project which were recognized under the deposit method by the real estate operations and higher legal and professional expenses incurred by corporate operations as a result of services required to sell its mining subsidiaries.  SG&A expenses, as a percentage of revenue, decreased to 9.5% in the three months ended September 30, 2003 from 13.2% in the three months ended September 30, 2002.

  Income Taxes

The income tax provision (benefit) was ($81,335) in the three months ended September 30, 2003, an effective tax rate of (46.9)%, as compared to $39,923 in the three months ended September 30, 2002, an effective tax rate of 39.8%. During the three months ended September 30, 2003 and 2002, the effective tax rates differ from the statutory rate largely due to an income tax credit and state income taxes, respectively.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

The following table sets forth summary operating results of discontinued operations for the three months ended September 30, as indicated:

	2003	2002

Net sales	$ -	$649,444
Cost of sales	-	(531,151)
Depreciation	-	-
General and administrative expense	-	(5,704)
Provision for remediation(1)	(210,976)(2)	-
Operating (loss) income	(210,976)	112,589
Other income, net
Interest expense	-	(3,422)
Other income, net (including gain on sale of real estate of $52,812)	-	67,377
	-	63,955
(Loss) income from discontinued operations before income taxes	(210,976)	176,544
Income (taxes) benefit	89,592	(72,077)

(Loss) income from discontinued operations, net of tax	$ (121,384)	$104,467

      (1) Refer to Part II. Other Information, Item 1. Legal Proceedings
      (2) Includes $15,226 of legal and professional fees incurred as of September 30, 2003 and a $195,750 reserve for remediation

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2003 were $3,585,450 as compared to $7,405,342 as of December 31, 2002.  Working capital at September 30, 2003 was $9,745,667, compared to $11,985,287 at December 31, 2002.  Working capital at September 30, 2003 includes balances from discontinued operations.  The Company's current ratio (current assets to current liabilities) decreased to 3.9:1 at September 30, 2003, from 6.3:1 at December 31, 2002.  The net decrease was primarily attributed to a decrease in cash reserves due to capital expenditures made by the electrical construction operations of approximately $2.9 million in construction machinery and equipment, and various other factors, including an increase in accounts payable and accrued liabilities due to a higher level of electrical construction activity, and an increase in the real estate operation's note payable (construction loan), which was attributable to Riomar and Cape Club's construction costs. The foregoing was offset by significant increases in the electrical construction operation's accounts receivable due to a higher level of electrical construction activity and by the increase in the real estate development operation's contracts receivable, which is mainly attributable to percentage of completion revenue recognition.

At September 30, 2003, 243,668 shares were reserved for possible exercise of options to purchase Common Stock issued under the 1998 Executive Long-term Incentive Plan.

In August 2002, the Company began investing a portion of its cash, in excess of operating requirements, in short-term highly liquid U.S. government debt securities. In September 2003, the Company sold its investment in short-term securities and transferred the net proceeds to an interest-bearing money market account.

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan (the "Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed. On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million. The Company may repurchase its shares either in the open market or through private transactions.  During the three month period ended September 30, 2003, pursuant to the Repurchase Plan, the Company repurchased 18,713 shares of its Common Stock at an average price per share of $0.611. As of October 29, 2003, pursuant to the Repurchase Plan, the Company has repurchased 1,345,457 shares of its Common Stock at a cost of $669,632, an average cost of $0.498 per share. As of October 29, 2003, the maximum number of shares available to be repurchased under the Repurchase Plan is 1,154,543 shares. The Company currently holds the repurchased stock as Treasury Stock.

On April 15, 2002, the Company entered into a new loan agreement with Wachovia Bank, N.A. ("Wachovia") for a $6,000,000 credit facility.  Borrowings outstanding under the agreement were $1,108,346 and $866,903 at September 30, 2003 and December 31, 2002, respectively.  The credit facility, as described in note 6 of notes to consolidated financial statements, will primarily be used to finance the costs of constructing condominium units in Florida and will subsequently be repaid with the sales proceeds from said condominiums.

The Company's capital expenditures for continuing operations for the nine months ended September 30, 2003, increased to $3,040,451 from $1,034,051 for the nine months ended September 30, 2002.  This increase in the level of capital expenditures was attributable to significant acquisitions of machinery and equipment made by the Company's electrical construction segment.  These acquisitions were prompted by an increase in the volume of work performed and an effort to reduce future equipment rental expense.

The following table summarizes the Company's future aggregate contractual obligations at September 30, 2003:

Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years

Operating leases	$ 146,705	$ 119,076	$ 15,425	$ 12,204	--
Purchase obligations	4,906,043	4,019,440(1)	418,908	467,695	--

Total	$5,052,748	$4,138,516	$ 434,333	$ 479,899	--

      (1) $445,007 is included in the consolidated balance sheet as of September 30, 2003  within the accounts payable and accrued liabilities section.

Item 4.	Controls and Procedures

John H. Sottile, our Chief Executive Officer, and Stephen R. Wherry, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

No changes in the Company's internal controls over financial reporting occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Environmental

On September 8, 2003, the United States Environmental Protection Agency (the "EPA") issued a special notice letter notifying the Company that it was a potentially responsible party (a "PRP"), along with three other parties, with respect to possible investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the "Site") in Stevens County, Washington, which the EPA may request that the Company, along with the other PRPs, perform or finance.  The Company sold the Site property in 1964.  The Company has commenced investigating the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA.  Based upon its investigation to date, the Company has determined that its operations at the Site were primarily exploratory and that the Company never engaged in any milling or other processing activities at the Site.  At some times from 1950 to 1952, the Company's records reflect that it extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing.  The Site has changed owners several times since it was sold by the Company, and the Company believes that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

The Company is in preliminary discussions with the other PRPs with respect to negotiating an Administrative Order on Consent with the EPA pursuant to which the PRPs would perform an Engineering Evaluation/Cost Analysis ("EE/CA") to determine what action is warranted at the Site.  The Company believes that the preparation of an EE/CA could take up to 12 months.  Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs.  In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors, including their respective contributions to the alleged contamination and their ability to pay.

It is impossible at this early stage to estimate the total costs of investigation and remediation at the Site due to various factors, including the scope of the EE/CA study to be negotiated with the EPA, incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination, the selection of alternative remedies and changes in clean-up standards.  As of September 30, 2003, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 14 "Reasonable Estimation of the Amount of a Loss - an interpretation of SFAS No. 5 (Accounting for Contingencies)" and Statement of Position 96-1 "Environmental Remediation Liabilities", the Company has reserved $195,750 (a current liability within discontinued operations) for this matter, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study, and the anticipated professional fees to be incurred by the Company in connection with the EE/CA study.  Actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  The amount accrued will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to the amount accrued.  At this early stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action at the Site, or to estimate the potential additional future cost of such action.  The Company is investigating whether any cost incurred would be covered by insurance.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of  2002, 15 U.S.C. Section 7241

31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of  2002, 15 U.S.C. Section 7241

32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of  2002, 18 U.S.C. Section 1350

32.2* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of  2002, 18 U.S.C. Section 1350

* These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

(b) Reports on Form 8-K

The Registrant filed with the Commission a Current Report on Form 8-K on August 13, 2003, announcing its earnings for the second quarter of 2003.

The Registrant filed with the Commission a Current Report on Form 8-K on August 19, 2003, announcing recent developments in the energy infrastructure industry.

The Registrant filed with the Commission a Current Report on Form 8-K on September 19, 2003, with respect to a notice it has received from the Environmental Protection Agency.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDFIELD CORPORATION (Registrant)

Dated:   November 14, 2003

/s/John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director.

/s/Stephen R. Wherry (Stephen R. Wherry) Vice President, Treasurer and Chief Financial Officer.