Form 10-K
period 2003-12-31
GOLDFIELD CORP
filed 2004-03-23
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2003
OR

___	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________

Commission File Number: 1-7525

 The Goldfield Corporation
    (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0031580 (I.R.S. employer identification no.)

100 Rialto Place, Suite 500, Melbourne, FL (Address of principal executive offices)	32901 (Zip code)

(321) 724-1700 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, Par value $.10 per share	Name of each exchange on which registered The American Stock Exchange

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

Yes        No  X

     On June 30, 2003, the aggregate market value (based upon the closing price on The American Stock Exchange) of the common stock held by nonaffiliates was approximately $13.9 million.

     As of February 29, 2004, 26,321,777 shares of the Registrant's common stock were outstanding.

Documents Incorporated by Reference

Document Proxy Statement for 2004 Annual Meeting	Where Incorporated Part III

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in the documents we incorporate by reference into this Annual Report on Form 10-K.  You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved.  Our actual results may differ materially from what we currently expect.  Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; ability to acquire land; adverse weather; natural disasters; and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently engaged in electrical construction, including the placement of fiber optic cable, and real estate development.  Until November 30, 2002, the Company was also engaged in mining activities.  Unless the context otherwise requires, the terms "Goldfield" and "the Company" as used herein mean The Goldfield Corporation and its consolidated subsidiaries.  For financial information by business segment, see note 18 of notes to consolidated financial statements and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's internet website address is www.goldfieldcorp.com. Within the "Financial Information" section of its website, the Company makes available, free of charge, through links to the U.S. Securities and Exchange Commission ("SEC") website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable, after the Company electronically files such material with, or furnishes it to, the SEC.  The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.

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

The Company's electrical construction business includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects, including fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).

It is the Company's policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer's satisfaction and schedule.  As a result of this policy and the magnitude of some of the construction projects undertaken by the Company, a substantial portion of the Company's annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 18 of notes to consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.

Construction is customarily performed pursuant to the plans and specifications of customers. The Company generally supplies the management, labor, equipment and tools while materials are primarily supplied by the customers.  Contracts may extend beyond one year, although most projects average a duration of six months or less.

The electrical construction business is highly competitive.  The Company competes with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own.  The Company also faces competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us.  Competitive factors include: level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel, worker safety, and financial stability.  The Company's management believes that the Company competes favorably with its competitors on the basis of these factors.  There can be no assurance, however, that the Company's competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company's services, or that the Company will be able to maintain or enhance its competitive position.

The Company enters into contracts on the basis of either competitive bidding or direct negotiations with its customers. Competitively bid contracts account for a majority of the Company's electrical construction revenues.  Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve lump sum, cost plus or unit price contracts.  The magnitude and duration of projects undertaken by the Company vary, which may result in substantial fluctuations in its backlog from time to time.  At February 29, 2004, the approximate value of uncompleted contracts was $6,500,000, compared to $14,200,000 at February 28, 2003.

A portion of the electrical construction work requires that the Company obtain payment and performance bonds to secure its commitments. The Company believes that it has adequate bonding availability.

As of February 29, 2004, electrical construction had a staff of 11 salaried employees, including executive officers, division managers, superintendents, project managers and administrative personnel.  As of the same date, electrical construction had 122 hourly-rate employees, none of whom are affiliated with any trade or labor organization. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time.  The Company believes that the experience and continuity of its employees has been an important factor in its success.  Management believes its relations with both its salaried and hourly-rate employees are good.

The Company is subject to various federal, state and local statutes and rules regarding, among other things, contractor licensing, electrical codes, worker safety and environmental protection.  The Company believes that it is in substantial compliance with all applicable regulatory requirements.

The main administrative and maintenance facilities of Southeast Power are located on a 13-acre tract of land near Titusville, Florida, which is owned by the Company. The office building is approximately 6,136 square feet.  The shop and maintenance facilities are approximately 17,000 square feet.

The newly established South Carolina division of Southeast Power had leased its administrative and maintenance facilities, which are located on a 1.2-acre tract of land in Spartanburg, South Carolina, at a monthly rate of $2,733 until March 11, 2004, at which time the Company purchased the property for approximately $234,000. The office building is approximately 1,500 square feet.  The shop and maintenance facilities are approximately 2,500 square feet.  The Company will continue to lease, at a monthly rate of $500, an adjacent 1.0 acre parcel under a lease with option to purchase which expires on April 30, 2005.

The Company believes that the aforementioned properties are currently in good condition and properly maintained.

Real Estate

The primary focus of the Company's real estate operations is on the development of waterfront condominium projects.  To date, the Company has purchased five sites on the east coast of Central Florida, on all of which the Company has developed or plans to develop condominium complexes.  The Company has developed two of the sites which were subsequently sold, one site is currently under construction and the remaining two sites are in the permitting/planning stage of development.

The Company acquires land only after feasibility and environmental testing has been performed.  Generally, architectural plans for the projects are outsourced and the project plans are submitted to general building contractors for competitive fixed-price bids.  In an effort to limit risk, the Company's policy is to obtain a substantial number of contracts for sale, backed by customers' non-refundable earnest money deposits, prior to commencing construction on the condominium projects. The sales process is conducted by outside real estate agents.

As of February 29, 2004, the real estate operation's backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $2,300,000, compared to approximately $4,400,000 as of February 28, 2003.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

During July 2001, the Company commenced construction on its initial condominium development project, "Country Club Point", a twelve-unit riverfront complex in Cocoa Beach, Florida. The project was completed and sold in the third quarter of 2002.

The Company's second condominium project, "Riomar", a six-unit oceanfront complex near Cocoa Beach, Florida was completed and sold in the fall of 2003.

"Cape Club", a sixteen-unit oceanfront condominium project located in Cape Canaveral, Florida is currently under construction and its completion is expected in the second quarter of 2004. All units are under contract for sale.

"Oak Park", a townhouse-style condominium project in Cape Canaveral, Florida is currently in the planning/permitting phase.  Preliminary plans call for a forty-unit complex to be built, thirty-three of which have been reserved with refundable deposits.

The Company's most recent plans are to develop a riverview residential complex on a two-acre parcel in Melbourne, Florida, acquired in January 2003 for approximately $1 million.  Initial plans call for a multi-phase development, with the first phase, "Pineapple House", a thirty-three--unit luxury riverview condominium complex, currently undergoing the planning/permitting process.  Commencement of construction is dependent upon the receipt of required permits and obtaining the approval of a Vested Rights application which was filed with the City of Melbourne in January 2004.  Although the Company believes the Vested Rights application should be approved, there can be no assurance that the City of Melbourne will not deny such application.  Its denial would likely result in the reduction of the number of units that could be built on the parcel and the possible profit on the project.

The Company generally purchases land and pays for architectural, engineering and various other costs with cash reserves.  Construction costs are generally financed with bank financing, as specified in note 10 of notes to the consolidated financial statements.

The Company does not offer financing arrangements to purchasers of its condominiums.

In 1998 and 1999, the Company acquired single-family lots in the Fawn Lake subdivision near Mims, Florida, which it held for resale.  In 2003, all of the remaining lots were sold.

The real estate industry is highly competitive and fragmented.  The Company competes with numerous national and local real estate developers on the basis of a number of interrelated factors, including: quality, location, design, perceived value, price and reputation in the marketplace. Competitive advantages of the Company include desirable locations, attractive designs and higher quality features not generally offered by other developers in the market in which we compete.

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

The real estate operation, located in the Company's principal office in Melbourne, Florida, employs one salaried employee who manages all real estate operations.  Management of the Company believes its relationship with this employee is good.

Discontinued Operations

Effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries, St. Cloud Mining Company and The Goldfield Consolidated Mines Company, to an unrelated party as detailed in note 6 of notes to the consolidated financial statements.

In September 2003, the Company was notified by the United States Environmental Protection Agency (the "EPA") that it is a potentially responsible party (a "PRP") with respect to possible investigation and removal activities at a mine previously owned by the Company (see Item 3, Legal Proceedings).

Item 2.	Properties.

For information with respect to the principal properties utilized in the Company's operations, see "Item 1. Business."

The Company's principal office is located in Melbourne, Florida, where the Company leases 4,855 square feet of space at an annual rental rate of $78,380.  The lease expires on May 31, 2004.  Upon expiration, the Company may relocate to larger rental space in Melbourne, which would likely result in an increase to the Company's annual rental expense.

Item 3.	Legal Proceedings.

Environmental

On September 8, 2003, the EPA issued a special notice letter notifying the Company that it is a PRP, along with three other parties, with respect to possible investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the "Site") in Stevens County, Washington, which the EPA may request that the Company, along with the other PRPs, perform or finance.  The Company sold the Site property in 1964. The Company has commenced investigating the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA.  Based upon its investigation to date, the Company has determined that its operations at the Site were primarily exploratory and that the Company never engaged in any milling or other processing activities at the Site.  At some times from 1950 to 1952, the Company's records reflect that it extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing.  The Site has changed owners several times since it was sold by the Company, and the Company believes that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

The Company is in discussions with the other PRPs with respect to negotiating an Administrative Order on Consent with the EPA pursuant to which the PRPs would perform an Engineering Evaluation/Cost Analysis ("EE/CA") to determine what action, if any, is warranted at the Site.  The Company has reached a tentative agreement with two other PRPs at the Site under which the group has offered to the EPA to undertake, finance and perform the EE/CA study at the Site, with the members of the group sharing equally the costs of this work, subject to re-allocation of such costs among group members after completion of the EE/CA.  The Company believes that completion of the EE/CA process will extend until the winter of 2004, whereupon the EPA will decide whether additional response action (remediation) may be necessary.  The EPA has not yet formally responded to the group's offer to perform the EE/CA.  Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs.  In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors, including their respective contributions to the alleged contamination and their ability to pay.

It is impossible at this stage to estimate the total costs of investigation and remediation at the Site due to various factors, including the scope of the EE/CA study to be negotiated with the EPA, incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination and the selection of alternative remedies and changes in clean-up standards.  In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of February 29, 2004, the Company incurred actual investigation and professional services costs of $94,048 and its reserve balance for the EE/CA study process is $116,928 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is investigating whether any cost incurred would be covered by insurance.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock of the Company is traded on The American Stock Exchange under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2003 and 2002:

	2003		2002
	High	Low	High	Low
First Quarter	$ .47	$.41	$.56	$.46
Second Quarter	.97	.39	.62	.40
Third Quarter	1.19	.51	.48	.36
Fourth Quarter	.84	.57	.48	.37

As of February 25, 2004, the Company had approximately 11,500 holders of record.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

The following table sets forth information regarding the Company's purchases of its Common Stock on a monthly basis during the fourth quarter of 2003:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2003 through October 31, 2003	--	--	--	1,154,543
November 1, 2003 through November 30, 2003	--	--	--	1,154,543
December 1, 2003 through December 31, 2003	10,512	0.60	10,512	1,144,031
Total	10,512	$0.60	10,512	1,144,031

(1) On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million. Over the course of the Plan, through December 31, 2003, the Company has repurchased 1,355,969 shares of its Common Stock at a cost of $675,944 (average cost of $0.498 per share). The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 6.	Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2003:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands except per share and share amounts)
Continuing operations:
Total revenues	$32,988	$22,343	$21,917	$22,723	$18,114
Income from operations	$ 500	$ 354	$ 945	$ 2,958	$ 2,642
Preferred stock dividends	--	--	(13)(3)	(24)	(24)

Income from continuing operations available to common stockholders	500	354	932	2,934	2,619
Discontinued Operations: (Loss) income from operations	(134)(1)	378	548	724	(166)
Loss on disposal	--	49(2)	--	--	--

Net income	$ 366	$ 682	$ 1,480	$ 3,658(4)	$ 2,452

Earnings (loss) per share-basic Continuing operations	$ 0.02	$ 0.01	$ 0.03	$ 0.11	$ 0.10
Discontinued operations	(0.01)	0.01	0.02	0.03	(0.01)
Net income	$ 0.01	$ 0.02	$ 0.05	$ 0.14	$ 0.09

Earnings (loss) per share-diluted Continuing operations	$ 0.02	$ 0.01	$ 0.03	$ 0.11	$ 0.10
Discontinued operations	(0.01)	0.01	0.02	0.03	(0.01)
Net income	$ 0.01	$ 0.02	$ 0.05	$ 0.13	$ 0.09

Common shares used in the calculations of earnings per share Basic	26,483,912	27,416,395	27,298,715	26,854,748	26,854,748
Diluted	26,637,504	27,543,835	27,533,229	27,914,029	27,393,528

Total assets	$24,094	$22,358	$22,875	$20,229	$16,296
Working capital	10,565	11,985	8,528	8,276	7,756
Shareholders' equity	19,975	20,081	19,580	18,311	14,653

The total of the above categories may differ from the sum of the components due to rounding.

_____________________________________

(1)	In September 2003, the Company recognized a provision for remediation in the pre-tax amount of $210,976, as described in note 6 of notes to the consolidated financial statements.
(2)	In December 2002, the Company completed the sale of the capital stock of its mining subsidiaries, as described in note 6 of notes to the consolidated financial statements.

(3)	In July 2001, all 339,407 shares of the Company's Series A 7% Voting Cumulative Convertible Preferred Stock were redeemed for the price of $1.00 per share.
(4)	Net income for 2000 included key-man life insurance proceeds of $2,000,000 as the result of a covered employee's fatal automobile accident.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company had higher electrical construction revenue due to the greater availability of projects.  However, electrical construction operating margins were affected by unanticipated costs related to adverse weather conditions.  We can not project the levels of future demand for construction services.  To date, the Company has not experienced any significant increase in demand attributable to increased grid construction stemming from the August 2003 blackout in the Northeastern United States.

Revenues and operating income from the real estate development operations were relatively constant over the last two years.  Although the Company believes the market remains strong for its condominium development projects, the results from the real estate operations may decline in 2004 depending upon the timing of construction commencement of the Company's projects.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to fixed price electrical construction contracts, real estate development projects, deferred income tax assets and environmental remediation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  For example, for each critical accounting estimate, a hypothetical scenario of an adverse 5% change to the estimate and its resulting affect on after-tax income is detailed below.  The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company's management has discussed the selection and development of its critical accounting policies, estimates and related disclosure below with the Audit Committee of the Board of Directors.

 Percentage of Completion - Electrical Construction Segment

A number of factors relating to our electrical construction segment affect the recognition of contract revenue.  The Company recognizes revenue when electrical services are performed except when work is performed under a fixed price contract.  Revenue from fixed price electrical construction contracts is recognized on the percentage of completion method.  Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs.  Total estimated costs, and thus contract income, are impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment.  Additionally, external factors such as weather, client needs, client delays in providing approvals, labor availability and governmental regulation, may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition.

The Company believes the current assumptions and other considerations used to estimate the total costs are appropriate.  However, if actual experience differs from the assumptions and other considerations used in estimating total costs, the resulting change could have an adverse effect on the Company's results of operations.  For example, if a 5% unfavorable change in costs were to occur, after-tax income from continuing operations for the year ended December 31, 2003 would have decreased $64,726.

If a current estimate of total cost indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is reasonably assured.

  Percentage of Completion - Real Estate Development Segment

Given our limited experience in condominium development at the time, the initial condominium development project was accounted for under the deposit method, thus deferring the recognition of related revenue and expenses until the project was complete and the underlying titles were transferred to the buyers.

As of August 2002, commencing with the second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate", have been recognized using the percentage of completion method.  Under this method, revenue is recognized when (1)construction is beyond a preliminary stage, (2)buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3)a substantial percentage of the condominiums are under firm contracts, (4)collection of the sales price is reasonably assured and (5)sales proceeds and costs can be reasonably estimated.  Revenue recognized is calculated based on the percentage of completion, as determined by the ratio of fixed price construction contract costs incurred to date to the total fixed price construction contract.  A significant majority of the total estimated project costs is attributable to the fixed price construction contract; the residual estimated costs could vary from actual and the variation is recognized in the period it is determined.

Because of the general invariability of costs of fixed-price construction contracts, the Company believes that a material difference in total actual project costs versus total estimated project costs is unlikely, although possible.  If the Company were to encounter adverse circumstances which resulted in a 5% increase in total project costs, after-tax income from continuing operations for the year ended December 31, 2003 would have decreased $79,444.

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

  Deferred Tax Assets

The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance for deferred tax assets.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled.  Should the Company determine that it would not be able to realize all or part of its net deferred tax assets, a valuation allowance would be recorded to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to subsequently determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made.

As of the year ended December 31, 2003, the deferred tax asset was largely comprised of net operating loss ("NOL") carryforwards which will expire from 2009 through 2018 (refer to note 5 of notes to the consolidated financial statements).  Based on historical experience and other various assumptions including forecasts of future taxable income and tax planning, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their respective expiration dates and therefore, did not record a valuation allowance against the deferred tax assets.  Had the Company forecasted an inability to utilize 5% of the NOL carryforwards, prior to their respective expiration dates, after-tax income from continuing operations for the year ended December 31, 2003 would have decreased $49,810.

 Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the "EPA") that it is a potentially responsible party (a "PRP") with respect to possible investigation and removal activities at a mine that it had formerly owned.  Refer to note 6 of notes to the consolidated financial statements for a discussion on this matter.

In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", during the year ended December 31, 2003, the Company recognized a provision of $210,976 (within discontinued operations), which represents the Company's current estimate of remediation costs for this matter.  Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  Had the Company estimated the provision for remediation to be 5% in excess of its current estimate, after-tax income from discontinued operations for the year ended December 31, 2003 would have decreased $6,002.

Results of Operations

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for each of the years in the three year period ended December 31, 2003:

	2003	2002	2001
Revenue Electrical construction	$26,475,202	$16,442,396	$21,804,496
Real estate development	6,513,213	5,900,864	112,545
Total	$32,988,415	$22,343,260	$21,917,041

Operating income (loss) Electrical construction	$ 1,726,789	$ 1,689,686	$ 3,368,685
Real estate development	1,186,081	1,229,872	(23,809)
Total	$ 2,912,870	$ 2,919,558	$ 3,344,876

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment.  Operating income excludes interest expense, interest income and income taxes.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Continuing Operations

  Revenues

Total revenues in the year ended December 31, 2003 increased by 47.6% to $32,988,415, compared to $22,343,260 in the year ended December 31, 2002.  This increase in total revenues was primarily the result of a significant increase in revenues generated by the electrical construction operations.

Electrical construction revenue increased by 61.0% in the year ended December 31, 2003 to $26,475,202 from $16,442,396 in the year ended December 31, 2002.  This increase was primarily attributable to an increase in both transmission line construction and fiber optic projects as a result of greater availability of electrical construction contracts.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.  At February 29, 2004, the approximate value of uncompleted contracts was $6,500,000 compared to $14,200,000 at February 28, 2003.

Revenues recognized by the real estate development operations for the year ended December 31, 2003 were $6,513,213 compared to $5,900,864 for the year ended December 31, 2002, an increase of 10.4%.  This increase was primarily the result of the units under construction having a higher average contract sales price per unit relative to the like period in 2002.

As of February 29, 2004, real estate development operation's backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $2,300,000, compared to approximately $4,400,000 as of February 28, 2003.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

During July 2001, the Company commenced construction on its initial condominium development project, "Country Club Point", a twelve-unit riverfront complex in Cocoa Beach, Florida.  The project was completed and sold in the third quarter of 2002.  Country Club Point was accounted for under the deposit method (as described in the above Critical Accounting Policies and Estimates).

The Company began construction on its second condominium project, "Riomar", a six-unit oceanfront complex near Cocoa Beach, Florida in August 2002.  Riomar was completed and sold in the fall of 2003 and accounted for under the percentage of completion method.

Construction began on "Cape Club", a sixteen-unit oceanfront condominium project located in Cape Canaveral, Florida in July 2003 and its completion is expected in the second quarter of 2004. All units are under contract for sale.  Cape Club is being accounted for under the percentage of completion method.

"Oak Park", a townhouse-style condominium project in Cape Canaveral, Florida is currently in the planning/permitting phase.  Preliminary plans call for a forty-unit complex to be built, thirty-three of which have been reserved with refundable deposits.

The Company's most recent plans are to develop a riverview residential complex on a two-acre parcel in Melbourne, Florida, acquired in January 2003 for approximately $1 million.  Initial plans call for a multi-phase development, with the first phase, "Pineapple House", a thirty-three--unit luxury riverview condominium complex, currently undergoing the permitting process.  Commencement of construction is dependent upon the receipt of required permits and obtaining the approval of a Vested Rights application which was filed with the City of Melbourne in January 2004.  Although the Company believes the Vested Rights application should be approved, there can be no assurance that the City of Melbourne will not deny its application.  Its denial would likely result in the reduction of the number of units that could be built on the parcel and the possible profit on the project.

  Operating Results

Electrical construction operations had an operating income of $1,726,789 in the year ended December 31, 2003, compared to an operating income of $1,689,686 during the year ended December 31, 2002, an increase of 2.2%.  In 2002, the Company's electrical construction operating results were adversely affected by a lower level of activity attributable to a general slackening of industry demand.  As a percentage of revenue, operating margins on electrical construction operations decreased to 6.5% for the year ended December 31, 2003 from 10.3% for the year ended December 31, 2002.  The decrease in the operating margin was primarily a result of higher than budgeted costs incurred due to adverse weather conditions encountered on several large electrical construction projects located in Alabama and Georgia. The net increase of costs incurred was mainly comprised of increases, as a percentage of revenue, in subcontractor, material and equipment rental expenses, partially offset by decreases, as a percent of revenue, in salaries, depreciation and equipment repairs and maintenance for the year ended December 31, 2003, in comparison to the year ended December 31, 2002.

Real estate development operations had an operating income of $1,186,081 in the year ended December 31, 2003, compared to an operating income of $1,229,872 in the year ended December 31, 2002, a decrease of 3.6%.  As a percentage of revenue, operating margins decreased to 18.2% for the year ended December 31, 2003 from 20.8% for the year ended December 31, 2002. This decrease was primarily the result of a change in the mix of the units sold and in backlog from mainly high-margin units to a combination of both lower-margin and higher-margin units.  Operating margins from real estate development operations are expected to vary due to the type and number of projects under construction at any given time and each project's estimated operating margin.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $32,153,797 in the year ended December 31, 2003 from $21,700,379 in the year ended December 31, 2002, an increase of 48.2%.

Electrical construction costs increased to $23,054,051 in the year ended December 31, 2003 from $13,306,542 in the year ended December 31, 2002, an increase of 73.3%.  The increase in costs was primarily attributable to increases in the volume of work performed, insurance premiums due to rate increases, subcontractor costs incurred as a result of required construction services outside the scope of services generally provided by the Company and project costs due to adverse weather conditions.

Costs of the real estate development operations increased to $4,925,379 for the year ended December 31, 2003 from $4,300,019 for the year ended December 31, 2002.  This increase of 14.5% was the result of a change in the mix of the units sold and in backlog as discussed above in "Operating Results".

Depreciation and amortization was $1,645,657 in the year ended December 31, 2003, compared to $1,404,405 in the year ended December 31, 2002.  The increase in depreciation and amortization for 2003 was largely a result of an increase in capital expenditures in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each segment for the years ended December 31, as indicated:

	2003	2002

Electrical construction	$ 110,394	$ 106,521
Real estate development	393,161	355,648
Corporate	2,025,155	2,227,244
Total	$2,528,710	$2,689,413

SG&A expenses of the Company decreased by 6.0% to $2,528,710 in the year ended December 31, 2003, from $2,689,413 in the year ended December 31, 2002. The decrease was primarily due to higher legal and professional fees incurred in 2002 as a result of services required to sell the Company's mining subsidiaries.  SG&A expenses, as a percentage of revenue, decreased to 7.7% for the year ended December 31, 2003 from 12.0% for the year ended December 31, 2002, largely due to increased revenue.

  Income Taxes

The provision for income taxes was $379,184 in the year ended December 31, 2003, an effective tax rate of 43.1%, as compared to $363,866 in the year ended December 31, 2002, an effective tax rate of 50.7%. The effective tax rate differs from the statutory rate for the year ended December 31, 2003, largely due to the expenses which are non-deductible for tax purposes. For the year ended December 31, 2002, the effective tax rate differs from the statutory rate, primarily due to state income taxes.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries, St. Cloud Mining Company ("St. Cloud") and The Goldfield Consolidated Mines Company ("Consolidated Mines"), to an unrelated party.  The Company received total cash consideration, net of a post-closing adjustment, in the amount of $2,497,590.

An after-tax loss on the sale of the mining operations was recorded in the fourth quarter of 2002 in the amount of $49,443. Net assets disposed of approximated $2,022,000 and the related selling costs which included commission, severance and legal expenses were approximately $454,000.

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine formerly owned by Consolidated Mines.  Please see note 6 of notes to the consolidated financial statements for a discussion on this matter and its related provision recognized in the year ended December 31, 2003.

Summary operating results of discontinued operations for the year ended December 31, 2003 and eleven months ended November 30, 2002 are as follows:

	2003	2002

Net sales	$ --	$2,464,017
Cost of sales	--	(2,035,069)
Depreciation	--	(54,288)
Gross profit	--	374,660
General and
administrative expense	--	(9,018)
Provision for remediation	(210,976)	--
Operating (loss) income	(210,976)	365,642
Other income, net
Interest expense	--	(12,416)
Other income, net (including
gain on sale of real
estate of $301,132
for the period
ended November 30, 2002)	--	359,802
	--	347,386
(Loss) income from discontinued
operations before income
taxes and loss on sale	(210,976)	713,028
Income (taxes) benefit	76,604	(335,464)
(Loss) income from discontinued
operations, net of tax	(134,372)	377,564
Loss on sale (net of tax of $71,701)	--	49,443
Net (loss) income from discontinued operations	$ (134,372)	$ 328,121

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Continuing Operations

  Revenues

Total revenues in the year ended December 31, 2002 increased by 1.9% to $22,343,260, compared to $21,917,041 in the year ended December 31, 2001.  This increase in total revenues was primarily the result of a significant increase in revenues generated by the real estate development operations, which were partially offset by a decrease in the electrical construction operation's revenue.

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

Revenues recognized by the real estate development operations for the year ended December 31, 2002 were $5,900,864 compared to $112,545 for the year ended December 31, 2001, an increase of $5,788,319.  This significant increase was attributed to the completion and sale of Country Club Point, as well as partial revenue recognition on Riomar, in 2002.

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

Real estate development operations had an operating income of $1,229,872 in the year ended December 31, 2002, compared to an operating loss of $23,809 in the year ended December 31, 2001, an increase of $1,253,681.  This significant increase was the result of the completion and the sale of Country Club Point and the commencement of construction on Riomar during 2002.  As a percentage of revenue, operating margins increased to 20.8% for the year ended December 31, 2002 from (21.2)% for the year ended December 31, 2001.

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

Costs of the real estate development operations increased to $4,300,019 for the year ended December 31, 2002 from $82,354 for the year ended December 31, 2001.  This increase of $4,217,665 was the result of construction and other costs associated with both Country Club Point and Riomar that were recognized during the year ended December 31, 2002.

Depreciation and amortization was $1,404,405 in the year ended December 31, 2002, compared to $1,324,751 in the year ended December 31, 2001.  The increase in depreciation and amortization for 2002 was largely a result of capital expenditures in recent years, most of which have occurred in the Company's electrical construction business.

The following table sets forth SG&A expenses for each segment for the years ended December 31, as indicated:

	2002	2001

Electrical construction	$ 106,521	$ 209,307
Real estate development	355,648	49,874
Corporate	2,227,244	2,151,089
Total	$2,689,413	$2,410,270

SG&A expenses of the Company increased by 11.6% to $2,689,413 in the year ended December 31, 2002, from $2,410,270 in the year ended December 31, 2001. The net increase was primarily a result of increases in selling expenses associated with the real estate development operations, professional and legal expenses related to the unsuccessful initial attempt to sell the mining operations, and a one-time completion fee which is due upon the Company's full release from its third party financial assurance obligations as described in note 11 of notes to the consolidated financial statements.  These increases were partially offset by a decrease in proxy solicitation costs in connection with the Company's 2002 annual meeting.  SG&A expenses, as a percentage of revenue, increased to 12.0% from 11.0% in the year ended December 31, 2002 as compared to the year ended December 31, 2001.

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

The Company had previously recorded a valuation allowance to reduce deferred tax assets to an amount that represented management's best estimate of the amount of deferred tax assets that more likely than not would be realized.  The most significant deferred tax assets were NOL carryforwards.  Based on negative evidence, such as successive years of tax losses, future income projections and limitations of NOL carryforwards it was determined, based on all information available at the time, that the Company either would not use the NOL carryforwards or could not produce, with reasonable accuracy, information to support their utilization.

As of December 31, 2001, management determined that there was no need for a valuation allowance and subsequently reversed it in the amount of $155,000.

Discontinued Operations

In December 2001, the Company announced it was considering a strategic move to maximize shareholder value via the possible divestiture of its mining operations, thus enabling the Company to strengthen its focus on its core electrical construction operations.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the operating results for December 31, 2001 were restated as discontinued operations.

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries, St. Cloud and Consolidated Mines, to an unrelated party.

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
Other income, net (including
gain on sale of real
estate of $301,132 and
$420,014 for the periods
ended November 30, 2002
and December 31, 2001, respectively)	359,802	465,032
	347,386	450,148
Income from discontinued
operations before
income taxes and loss on sale	713,028	348,463
Income (taxes) benefit	(335,464)	199,578
Income from discontinued
operations, net of tax	377,564	548,041
Loss on sale (net of tax of $71,701)	49,443	--
Net income from discontinued operations	$ 328,121	$ 548,041

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

The Lordsburg Mining Company, a wholly-owned subsidiary of Consolidated Mines, sold 30,323 tons of construction aggregate material during the eleven months ended November 30, 2002, compared to 8,138 tons during the year ended December 31, 2001.

Quarterly Financial Data (Unaudited)

Selected quarterly financial data (in thousands of dollars except per share and share amounts) follows:

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Continuing Operations:
Revenues
Electrical construction	$6,952,899	$ 8,897,680	$4,539,399	$6,085,224
Real estate development	727,445	1,657,762	2,274,742	1,853,264
Total	$7,680,344	$10,555,442	$6,814,141	$7,938,488
Operating income (loss) Electrical construction	$ 848,998	$ 466,627	$ (141,812)	$ 552,976
Real estate development	42,360	264,757	463,002	415,962
Net income (loss) from continuing operations available to common stockholders	224,962	122,679	(92,118)	244,758

Discontinued Operations: Loss from operations	--	--	(121,384)	(12,988)

Net income (loss)	224,962	122,679	(213,502)	231,770

Earnings (loss) per share- basic and diluted Continuing operations	0.01	0.00	0.00	0.01
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	0.01	0.00	(0.01)	0.01

Common shares and equivalents used in the calculations of earnings per share Basic	26,927,262	26,605,686	26,207,400	26,206,261
Diluted	27,050,729	26,744,644	26,377,563	26,371,669

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Continuing Operations:
Revenues
Electrical construction	$5,596,776	$5,293,753	$1,987,085	$3,564,782
Real estate development	25,749	74,328	4,960,765	840,022
Total	$5,622,525	$5,368,081	$6,947,850	$4,404,804
Operating income (loss) Electrical construction	$ 772,823	$1,019,053	$ (345,184)	$ 242,994
Real estate development	(13,561)	55,897	1,059,032	128,504
Net income (loss) from continuing operations available to common stockholders	212,031	260,105	60,420	(178,923)

Discontinued Operations: Income from operations	128,894	141,143	104,467	3,060
Loss on disposal	--	--	--	49,443

Net income (loss)	340,925	401,248	164,887	(225,306)

Earnings (loss) per share- basic and diluted Continuing operations	0.01	0.01	0.00	(0.01)
Discontinued operations	0.00	0.01	0.00	0.00
Net income (loss)	0.01	0.01	0.01	(0.01)

Common shares and equivalents used in the calculations of earnings per share Basic	27,446,079	27,460,768	27,512,631	27,247,230
Diluted	28,057,556	27,609,686	27,628,772	27,365,064

The totals for the years 2003 and 2002 may differ from the sum of the quarterly information due to rounding.

Liquidity and Capital Resources

Working Capital Analysis

Cash and cash equivalents at December 31, 2003 were $5,045,463 as compared to $7,405,342 at December 31, 2002. Working capital of continuing and discontinued operations at December 31, 2003 was $10,565,493, compared to $11,985,287 at December 31, 2002.  The Company's ratio of current assets to current liabilities (includes continuing and discontinued operations) decreased to 3.6:1 at December 31, 2003, from 6.3:1 at December 31, 2002.  This net decrease was primarily attributable to a decrease in cash reserves due to the electrical construction operations capital expenditures of approximately $3.1 million, and various other factors, including increases in accounts payable due to a higher level of electrical construction activity, and in the real estate development operation's construction loan (refer to note 10 of notes to the consolidated financial statements), which was mainly attributable to Cape Club's construction costs.  The foregoing was offset by significant increases in the electrical construction operation's accounts receivable and accrued billings due to a higher level of electrical construction activity and in the real estate development operation's contracts receivable, which was mainly attributable to revenue recognized on the Cape Club condominium development project, of which all units are under contract for sale.

Cash Flow Analysis

Net cash flows for each of the three years ended December 31 were as follows:

	2003	2002	2001
Operating activities	$ (800,821)	$2,956,648	$ 452,243
Investing activities	(1,799,351)	55,818	295,900
Financing activities	240,293	(269,250)	732,035
Net (decrease) increase in cash and cash equivalents	$(2,359,879)	$2,743,216	$1,480,178

  Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

In 2003, net cash used by operating activities was $800,821, compared to net cash provided by operating activities of $2,956,648 in 2002.  Changes in the accounts receivable and accrued billings used $2,851,341 of cash during 2003, compared to cash provided of $2,285,281 in 2002.  Cash used by accounts receivable and accrued billings was significantly higher in 2003 compared to the prior year, primarily due to a substantial increase in the accounts receivable and accrued billings of the electrical construction segment, as a result of an increase in revenue from a higher level of electrical construction activity in 2003.  Changes in the contracts receivable of the real estate development operations used $2,313,513 of cash in 2003, when compared to $1,419,354 of cash used in the prior year.  The increase in cash used by contracts receivable in 2003 when compared to 2002, was mainly due to an increase in the contracts receivable derived from Cape Club.  During 2003, changes in accounts payable and accrued liabilities provided cash in the amount of $924,098, when compared to cash used in the prior year of $737,430.  The cash provided by accounts payable and accrued liabilities in 2003 was primarily related to an increase in the electrical construction segment's accounts payable due to a higher level of electrical construction activity in 2003.

Net cash flows provided by operating activities increased to $2,956,648 in 2002 from $452,243 in 2001.  The increase was mainly due to a decrease in the accounts receivable and accrued billings of the electrical construction segment which resulted from collections on accounts exceeding revenue earned during 2002 due to a decline in industry demand for electrical construction services.  Substantial costs for the construction of Country Club Point during 2001 were also a contributing factor to lower cash provided from operating activities in 2001 when compared to 2002.

  Investing Activities

Net cash used by investing activities in 2003 was $1,799,351, compared to net cash provided by investing activities of $55,818 in 2002. This significant increase in cash usage by the Company's investing activities during 2003 when compared to 2002, was primarily the result of a substantial increase of capital expenditures in 2003 to $3,241,064 from $1,146,515 in 2002.  The majority of capital expenditures in 2003 were attributable to purchases of machinery and equipment by the Company's electrical construction segment which were prompted by an increase in the volume of work performed and an effort to reduce future equipment rental expense. During 2002, unlike 2003, the Company received a large cash inflow from the sale of its mining subsidiaries in the amount of $2,497,590.

Net cash flows provided by investing activities in 2002 was $55,818 compared to $295,900 in 2001.  This decrease in the cash provided from investing activities was primarily due to the Company investing its cash in excess of operating requirements in short-term investment securities in the amount of $1,266,419 in 2002 and the receipt of nonrecurring life insurance proceeds in the amount of $2,000,000 in 2001.  The Company's capital expenditures decreased to $1,146,515 in 2002 from $1,596,884 in 2001 as a result of a lower level of electrical construction activity due to a general slackening of industry demand during 2002.

The Company does not enter into financial instruments for trading purposes.  Financial instruments consist principally of cash, cash equivalents and short-term, highly liquid U.S. government debt securities with limited market risk sensitivity.

Capital expenditures in 2004 are expected to approximate $4.5 million, which the Company anticipates funding through existing cash reserves and its new term loan with Wachovia Bank, N.A., as described in note 17 of notes to the consolidated financial statements.

On March 11, 2004, the Company's electrical construction segment purchased a combination office and shop building on a 1.2 acre parcel of land, which it previously leased, located in Spartanburg, South Carolina, for approximately $234,000 cash.  The property will continue to be used as administrative and maintenance facilities for the newly established electrical division. The Company will continue to lease an adjacent 1.0 acre parcel under a lease with option to purchase which expires on April 30, 2005.

  Financing Activities

Net cash provided by financing activities in 2003 was $240,293, compared to net cash used in financing activities in 2002 of $269,250. This increase in cash provided by financing activities in 2003, relative to 2002, was primarily due to the Company's increased net borrowings on the real estate construction loan (refer to note 10 of notes to the consolidated financial statements) for costs related to the construction of Cape Club.  Proceeds from the sale of Cape Club, which is anticipated in the second quarter of 2004, will be used to pay down the real estate construction loan.  The increase in borrowings in 2003 was offset by cash used, in the amount of $471,727, to purchase Treasury Stock (886,359 shares of Common Stock at an average cost of $0.532 per share) pursuant to the Common Stock Repurchase Plan as described in note 16 of notes to the consolidated financial statements. In 2002, the Company spent $204,217 on Treasury Stock (469,610 shares of Common Stock at an average cost of $0.435 per share) pursuant to the Plan.

Net cash used in financing activities in 2002 was $269,250 compared to net cash provided by financing activities in 2001 of $732,035.  Cash provided by financing activities was significantly higher in 2001 primarily because of the proceeds received in 2001 from the Company's borrowings on the real estate construction loan to finance the construction of Country Club Point.  In 2001, cash provided by the aforementioned net borrowings was offset by cash used in the amount of $339,407 to redeem all of its Series A 7% Cumulative Convertible Preferred Stock (refer to note 12 of notes to the consolidated financial statements).

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

In January 2004, the Company entered into a term loan in the amount of $2,600,000, as described in note 17 of notes to the consolidated financial statements, to finance a portion of the anticipated capital expenditures discussed above within the "Investing Activities" section. As of February 29, 2004, no draws have been made on the aforementioned loan.

The Company currently has a real estate construction loan (see note 10 of notes to the consolidated financial statements) in favor of Wachovia Bank, N.A.  As of December 31, 2003, borrowings outstanding under said loan were $1,578,923 and $4,421,077 is available for borrowing, of which $1,500,000 can be used for the working capital needs of the Company.

The Company's credit facilities require it to comply with various covenants, as described in notes 10 and 17 of notes to the consolidated financial statements.  As of December 31, 2003, the Company was in compliance with all such covenants.  However, there can be no assurance that the Company will be able to sustain compliance with said covenants and therefore could risk either a reduction or elimination of its present credit facilities.  The Company believes that its present ability to borrow, with the consent of its current lender, is greater than its established credit facilities in place.  However, no assurance can be given as to the terms, availability or cost of any future financing the Company may need.

Forecast

The Company anticipates its cash flows from operations and credit facilities will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for at least the next twelve months.  However, the Company's revenues, results of operations and cash flows as well as its ability to seek additional financing may be negatively impacted by factors including, but not limited to, a decline in demand for electrical construction services and/or condominiums in the markets served and general economic conditions, heightened competition, increased interest rates and adverse weather conditions.

Contractual Obligations

The following table summarizes the Company's future aggregate contractual obligations at December 31, 2003:

	Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years

Operating leases	$ 97,703	$ 75,681	$ 13,091	$ 8,931	--
Purchase obligations(1)	5,385,098	4,537,798(2)	417,389	429,911	--

Total	$5,482,801	$4,613,479	$430,480	$438,842	--

(1)

Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms.  These amounts largely represent machinery and equipment commitments of the electrical construction operations and a construction commitment of the real estate development operations.

(2)	$405,692 is included in the consolidated balance sheet as of December 31, 2003 within the accounts payable and accrued liabilities section.

Item 8.	Financial Statements.

KPMG

Independent Auditors' Report

The Shareholders and Board of Directors
The Goldfield Corporation:

We have audited the consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP Orlando, Florida February 6, 2004, except for the second paragraph of Note 17, as to which the date is February 23, 2004

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$ 5,045,463	$ 7,405,342
Short-term investments (Note 2)	-	1,266,419
Accounts receivable and accrued billings	4,043,255	1,191,914
Contracts receivable (Note 3)	3,732,867	1,419,354
Current portion of notes receivable	42,969	46,625
Costs and estimated earnings in excess of
billings on uncompleted contracts (Note 4)	704,413	1,330,675
Deferred income taxes (Note 5)	194,492	146,297
Income taxes recoverable	37,658	32,155
Residential properties under construction	361,436	614,390
Prepaid expenses	514,716	790,073
Other current assets	7,132	18,837
Total current assets	14,684,401	14,262,081
Property, buildings and equipment, net (Note 7)	5,911,013	4,432,848
Notes receivable, less current portion	570,061	681,915
Deferred charges and other assets
Deferred income taxes, less current portion (Note 5)	1,058,581	1,433,923
Land and land development costs	1,438,965	1,126,515
Land held for sale	-	117,106
Cash surrender value of life insurance	309,939	303,613
Other assets	121,337	-
Total deferred charges and other assets	2,928,822	2,981,157
Total assets	$24,094,297	$22,358,001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$ 2,296,085	$ 1,371,987
Billings in excess of costs and estimated
earnings on uncompleted contracts (Note 4)	115,520	37,904
Note payable to bank (Note 10)	1,578,923	866,903
Current liabilities of discontinued operations (Note 6)	128,380	-
Total current liabilities	4,118,908	2,276,794

Total liabilities	4,118,908	2,276,794
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued (Notes 12 and 13)	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,570,104 and 27,570,104
shares issued at December 31, 2003 and 2002, respectively
(Notes 14, 15 and 16)	2,757,010	2,757,010
Capital surplus	18,452,748	18,452,748
Accumulated deficit	(539,704)	(905,613)
Total	20,670,054	20,304,145
Less common stock in treasury, at cost; 1,373,327 and 486,968
shares at December 31, 2003 and 2002, respectively	694,665	222,938
Total stockholders' equity	19,975,389	20,081,207
Total liabilities and stockholders' equity	$24,094,297	$22,358,001

See accompanying notes to consolidated financial statements

29

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001

Revenue
Electrical construction	$26,475,202	$16,442,396	$21,804,496
Real estate development	6,513,213	5,900,864	112,545
Total revenue	32,988,415	22,343,260	21,917,041

Costs and expenses
Electrical construction	23,054,051	13,306,542	16,969,631
Real estate development	4,925,379	4,300,019	82,354
Depreciation and amortization	1,645,657	1,404,405	1,324,751
Selling, general and administrative	2,528,710	2,689,413	2,410,270
Total costs and expenses	32,153,797	21,700,379	20,787,006

Other income, net
Interest income	111,473	97,077	170,393
Interest expense, net	(26,616)	(27,922)	(34,156)
(Loss) gain on sale of property and equipment	(51,132)	(65)	7,716
Other	11,122	5,528	42,628
Total other income, net	44,847	74,618	186,581

Income from continuing operations
before income taxes	879,465	717,499	1,316,616

Income taxes (Note 5)	379,184	363,866	371,891

Income from continuing operations	500,281	353,633	944,725

Preferred stock dividends (Note 12)	-	-	13,181

Income from continuing operations
available to common stockholders	500,281	353,633	931,544

(Loss) income from discontinued operations (including
gain on the sale of real estate of $301,132
and $420,014 for the years ended
December 31, 2002 and 2001, respectively)
(net of income taxes (benefit) of ($76,604),
$335,464 and ($199,578)) (Note 6)	(134,372)	377,564	548,041

Loss on disposal of discontinued operations
(net of tax of $71,701) (Note 6)	-	49,443	-

Net income available to common stockholders	$ 365,909	$ 681,754	$ 1,479,585

Earnings per share of common stock -
basic and diluted (Note 15)
Continuing operations	$ 0.02	$ 0.01	$ 0.03
Discontinued operations	$ (0.01)	$ 0.01	$ 0.02
Net income	$ 0.01	$ 0.02	$ 0.05

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	26,483,912	27,416,395	27,298,715
Diluted	26,637,504	27,543,835	27,533,229

See accompanying notes to consolidated financial statements

30

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities
Income from continuing operations	$ 500,281	$ 353,633	$ 944,725
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	1,645,657	1,404,405	1,324,751
Deferred income taxes	327,147	725,764	69,017
Loss (gain) on sale of property and equipment	51,132	65	(7,716)
Cash (used by) provided from changes in
Accounts receivable and accrued billings	(2,851,341)	2,285,281	(1,200,427)
Contracts receivable	(2,313,513)	(1,419,354)	-
Costs and estimated earnings in excess
of billings on uncompleted contracts	626,262	(773,242)	404,756
Land and land development costs	(312,450)	386,101	(642,488)
Land held for sale	117,106	15,077	47,704
Residential properties under construction	252,954	895,447	(1,509,837)
Recoverable income taxes	(5,503)	(32,155)	55,999
Prepaid expenses and other assets	165,725	(165,263)	73,393
Accounts payable and accrued liabilities	924,098	(737,430)	462,785
Billings in excess of costs and estimated
earnings on uncompleted contracts	77,616	37,903	(83,109)
Income taxes payable	-	(19,573)	19,573
Net cash (used in) provided by operating activities
of continuing operations	(794,829)	2,956,659	(40,874)
Net cash (used in) provided by operating activities
of discontinued operations	(5,992)	(11)	493,117
Net cash (used in) provided by operating activities	(800,821)	2,956,648	452,243

Cash flows from investing activities
Proceeds from the disposal of property and equipment	66,110	87,035	10,500
Proceeds from notes receivable	132,373	95,557	64,427
Issuance of notes receivable	(16,863)	-	-
Net sales (purchases) of investment securities	1,266,419	(1,266,419)	-
Proceeds on sale of mining subsidiaries	-	2,497,590	-
Purchases of property and equipment	(3,241,064)	(1,146,515)	(1,596,884)
Life insurance proceeds	-	-	2,000,000
Cash surrender value of life insurance	(6,326)	(11,918)	(12,029)
Net cash (used in) provided by investing activities of
continuing operations	(1,799,351)	255,330	466,014
Net cash used in investing activities of
discontinued operations	-	(199,512)	(170,114)
Net cash (used in) provided by investing activities	(1,799,351)	55,818	295,900

Cash flows from financing activities
Proceeds from the exercise of stock options	-	23,333	129,354
Net borrowings (repayments) on note payable to bank	712,020	(88,366)	955,269
Redemption of preferred stock	-	-	(339,407)
Payments of preferred stock dividends	-	-	(13,181)
Purchase of treasury stock	(471,727)	(204,217)	-
Net cash provided by (used in) by financing activities
of continuing operations	240,293	(269,250)	732,035

Net (decrease) increase in cash and cash equivalents	(2,359,879)	2,743,216	1,480,178
Cash and cash equivalents at beginning of period	7,405,342	4,662,126	3,181,948
Cash and cash equivalents at end of period	$ 5,045,463	$ 7,405,342	$ 4,662,126

Cash and cash equivalents at end of period
Continuing operations	$5,045,463	$7,405,342	$4,434,175
Discontinued operations	-	-	227,951
	$ 5,045,463	$ 7,405,342	$ 4,662,126

Supplemental disclosure of cash flow information
Income taxes paid	$ 26,730	$ 82,982	$ 27,723
Interest paid	26,213	26,776	35,357
Dividends paid to Parent by subsidiaries	-	3,676,023	2,500,000

Supplemental disclosure of non-cash investing activities
Notes receivable in partial payment
for land held for sale	-	299,006	370,124

Notes receivable reclassified from
discontinued to continuing operations	-	605,813	-

See accompanying notes to consolidated financial statements

31

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Years Ended December 31,
		2003	2002	2001

STOCKHOLDERS' EQUITY

PREFERRED	Beginning balance	$ -	$ -	$ 339,407
STOCK SERIES A	Redemption of stock	-	-	(339,407)
	Ending balance	-	-	-

COMMON STOCK	Beginning balance	2,757,010	2,746,344	2,687,211
	Exercise of stock options	-	10,666	59,133
	Ending balance	2,757,010	2,757,010	2,746,344

CAPITAL	Beginning balance	18,452,748	18,440,081	18,369,860
SURPLUS	Exercise of stock options	-	12,667	70,221
	Ending balance	18,452,748	18,452,748	18,440,081

ACCUMULATED DEFICIT	Beginning balance	(905,613)	(1,587,367)	(3,066,952)
	Income from continuing operations	500,281	353,633	944,725
	(Loss) income from discontinued operations	(134,372)	377,564	548,041
	Loss on disposal of
	discontinued operations	-	49,443	-
	Cash dividends
	Series A Preferred Stock
	(per share: 7%)	-	-	(13,181)
	Ending balance	(539,704)	(905,613)	(1,587,367)

TREASURY STOCK	Beginning balance	(222,938)	(18,720)	(18,720)
	Repurchase of common stock	(471,727)	(204,218)	-
	Ending balance	(694,665)	(222,938)	(18,720)

	Total consolidated
	stockholders' equity	$ 19,975,389	$ 20,081,207	$ 19,580,338

NUMBER OF SHARES OF CAPITAL STOCK

PREFERRED	Beginning number of shares	-	-	339,407
STOCK SERIES A	Redemption of stock	-	-	(339,407)
	Ending number of shares	-	-	-

COMMON STOCK	Beginning number of shares	27,570,104	27,463,437	26,872,106
	Exercise of stock options	-	106,667	591,331
	Ending number of shares	27,570,104	27,570,104	27,463,437

TREASURY STOCK	Beginning balance	486,968	17,358	17,358
	Repurchase of common stock	886,359	469,610	-
	Ending number of shares	1,373,327	486,968	17,358

See accompanying notes to consolidated financial statements

32

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

Note 1 -	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation - The accompanying consolidated financial statements include the accounts of The Goldfield Corporation ("Parent") and its wholly owned subsidiaries (collectively, "the Company").  All significant intercompany balances and transactions have been eliminated.

Nature of Operations - The Company's principal lines of business are electrical construction and real estate development.  The principal market for the Company's electrical construction operation is electric utilities in the southeastern and mid-Atlantic region of the United States. The primary focus of the Company's real estate operations is on the development of waterfront condominium projects.

Cash and Cash Equivalents - The Company considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Short-term Investments - Short-term investments are categorized as available-for-sale and carried at fair value, with unrealized gains or losses, net of tax, recorded as a separate component of stockholders' equity. Realized gains or losses and declines in value, if any, judged to be other than temporary, on available-for-sale securities are reported in other income or expense.

Property, Buildings, Equipment and Depreciation - Property, buildings and equipment are stated at cost.  The Company provides depreciation for financial reporting purposes over the estimated useful lives of fixed assets using the straight-line method.

Leasehold Improvements and Amortization - Improvements to leased property are stated at cost.  The Company provides amortization for financial reporting purposes over the lesser of, the life of the lease or the estimated useful life of the improvement, using the straight-line method.

Electrical Construction Revenues - The Company recognizes revenue when services are performed except when work is being performed under a fixed price contract.  Revenues from fixed price construction contracts are recognized on the percentage-of-completion method measured by the ratio of costs incurred to date to the estimated total costs to be incurred for each contract.  The asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.  The liability, "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

Contract costs include all direct material, direct labor, subcontractor costs and other indirect costs related to contract performance, such as supplies, tools and equipment maintenance.  General and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Real Estate Revenues - The Company's initial condominium development project, completed and sold in the third quarter of 2002, was accounted for under the deposit method, thus deferring the recognition of related revenue until the project was complete and the underlying titles were transferred to the buyers.

As of August 2002, commencing with the second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by SFAS No. 66, "Accounting for Sales of Real Estate", is recognized using the percentage of completion method.  Under this method, revenue is recognized when (1)construction is beyond a preliminary stage, (2)buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3)a substantial percentage of the condominiums are under firm contracts, (4)collection of the sales price is reasonably assured and (5)sales proceeds and costs can be reasonably estimated.  Revenue recognized is calculated based on the percentage of completion, as determined by the fixed price construction contract costs incurred to date in relation to the total fixed price construction contract.  If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.  A significant majority of the total estimated project costs is attributable to the fixed price construction contract; the residual estimated costs could vary from actual and the variation is recognized in the period it is determined.  If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined.  The timing of revenue and expense recognition is contingent on construction productivity.  Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

Land and Land Development Costs and Residential Properties Under Construction - The costs of a land purchase and any development expenses up to the initial construction phase of any new condominium development project are recorded under the asset "land and land development costs."  Once construction commences, the costs of construction are recorded under the asset "residential properties under construction."  The assets "land and land development costs" and "residential properties under construction" relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the financial statement.

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

Executive Long-term Incentive Plan - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options.  As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above.  The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123."

Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States.  Actual results could differ from those estimates.  Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, estimated cost to complete real estate development projects in progress, deferred tax assets and provision for remediation.

Financial Instruments Fair Value, Concentration of Business and Credit Risks - The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accrued billings, contracts receivable, and accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value.

Financial instruments of the electrical construction operations which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and accrued billings in the amount of $4,034,836 and $1,028,802 as of the years ended December 31, 2003 and 2002, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts.  As of December 31, 2003 and 2002, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers which the Company considers creditworthy based on timely collection history and other considerations.

The real estate development operations' financial instruments which potentially subject the Company to concentrations of credit risk consist mainly of contracts receivable in the amount of $3,732,867 and $1,419,354 as of the years ended December 31, 2003 and 2002, respectively. Management of the Company periodically reviews the contracts receivable to assess the need to record an allowance for doubtful accounts.  Upon its review, as of the years ended December 31, 2003 and 2002, management determined it was not necessary to record an allowance for doubtful accounts mainly due to the low risk of default on the contracts for sale of which the contracts receivable are derived.  The low risk assessment is based on customers risking forfeiture of their deposits if they were to default as well as customers locking into pre-construction pricing, which in general, is inherently below the fair market value of the condominiums at the time of closing.  To date, no customer has ever defaulted on a contract for sale.

Reclassifications - Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  The Statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003.  In addition, except as stated below, all provisions of this Statement should be applied prospectively.  The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003.  Adoption of this Statement on July 1, 2003 did not have a significant impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances.  Many of those instruments were previously classified as equity.   This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of this Statement on July 1, 2003 did not have a significant impact on the financial position or results of operations of the Company.

In May 2003, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on Issue No. 00-21, "Accounting For Revenue Arrangements with Multiple Deliverables", which establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria considers whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the customer's right of return for the delivered item. This Issue applies to multiple deliverable revenue arrangements initiated in reporting periods beginning after June 15, 2003.  Adoption of this Issue did not have a significant impact on the financial position or results of operations of the Company.

In May 2003, the EITF reached a consensus on Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease", which requires capital lease treatment for arrangements containing an embedded lease, thereby conveying the right to control the use of property, plant or equipment (collectively, "property") whether the right to control the use of the property is explicitly or implicitly specified. The right is conveyed if the purchaser (lessee) obtains physical or operational control of the underlying property or takes substantially all of its output. This Issue applies prospectively to new or modified arrangements beginning after May 28, 2003. Adoption of this Issue did not have a significant impact on the financial position or results of operations of the Company.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106". This Standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The new rules require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements with fiscal years ending after December 31, 2003, with a delayed effective date for certain disclosures and for foreign plans.  Adoption of this Statement on December 31, 2003 did not have a significant impact on the financial position or results of operations of the Company.

In December, 2003, the Staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104.  This SAB's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF Issue No. 00-21. Additionally, the SAB rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into this SAB. While the wording of this SAB has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB 101 remain largely unchanged. Adoption of this SAB on December 31, 2003 did not have a significant impact on the financial position or results of operations of the Company.

Discontinued Operations - Additional significant accounting policies which relate specifically to the Company's discontinued operations are as follows:

Mining Revenues - Sales of industrial minerals were recognized as the minerals were shipped and title transferred. The Company's mining segment provided off-site construction services which utilized existing personnel and equipment.  The Company recognized construction revenue when services were performed except when work was being performed under a fixed price contract. Revenues from fixed price construction contracts were recognized on the percentage-of-completion method measured by the ratio of costs incurred to date to the estimated total costs to be incurred for each contract.  The asset, "costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed.  The liability, "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

Contract costs included all direct material, direct labor, subcontractor costs and other indirect costs related to contract performance, such as supplies, tools and repairs.  General and administrative costs were charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined.  Changes in job performance, job conditions, estimated profitability and final contract settlements that resulted in revisions to costs and income were recognized in the period in which the revisions were determined.

Reclamation Costs - Estimated future reclamation costs are based on legal and regulatory requirements.  Such costs related to active mines were accrued and charged over the expected operating lives of the mines using a straight-line method.  Future reclamation costs for inactive mines were accrued based on management's best estimate at the end of each period of the costs expected to be incurred at a site. Such cost estimates included, where applicable, ongoing care, maintenance and monitoring costs. These estimates may or may not equal the amount of the Financial Assurances, or third party guarantees, the Company has provided to guarantee approved post mine reclamation plans for the Company's mines.  Changes in estimates were reflected in earnings in the period an estimate was revised.

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

Note 3 -	Contracts Receivable

Contracts receivable represent revenue recognized as a portion of the value of contracts for sale on condominium units, which establish buyers' commitments to purchase that are backed by their non-refundable earnest money deposits.  As of December 31, 2003 and December 31, 2002, contracts receivable had a balance of $3,732,867 and $1,419,354, respectively.

The Company's real estate development operations do not extend financing to buyers and therefore, sales proceeds will be received in full upon closing.

Note 4 -	Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 consisted of:

	2003	2002
Costs incurred on uncompleted contracts	$5,915,509	$2,778,410
Estimated earnings	880,630	452,977
	6,796,139	3,231,387
Less billings to date	6,207,246	1,938,616
	$ 588,893	$1,292,771
Included in the balance sheets under the following captions: Costs and estimated earnings in excess of billings on uncompleted contracts	$ 704,413	$1,330,675
Billings in excess of costs and estimated earnings on uncompleted contracts	(115,520)	(37,904)
Total	$ 588,893	$1,292,771

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $168,224 and $151,849 at December 31, 2003 and 2002, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings.  Retainage is expected to be collected within the next twelve months.

Note 5 -	Income Taxes

The income tax provisions for the years ended December 31 consisted of:

	2003	2002	2001

Current
Federal	$28,852	$ --	$ 31,001
State	23,185	45,268	72,295
	52,037	45,268	103,296

Deferred
Federal	310,362	251,088	285,956
State	16,785	67,510	(17,361)
	327,147	318,598	268,595

Total	$379,184	$363,866	$371,891

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31, consisted of:

	2003	2002
Deferred tax assets Accrued vacation and bonuses	$ 108,176	$ 108,365
Property and equipment, principally due to differences in depreciation	--	61,464
Contingent salary payments recorded as goodwill for tax purposes	23,427	26,657
Contingent completion fee	37,795	37,630
Remediation provision	48,521	--
Net operating loss carryforwards	996,214	986,931
Alternative minimum tax credit carryforwards	305,928	363,001
Other	--	301
Total deferred tax assets	1,520,061	1,584,349

Deferred tax liabilities Deferred real estate income accounted for under the installment method	(64,647)	(4,129)
Property and equipment, principally due to differences in depreciation	(202,341)	--
Total net deferred tax assets	$1,253,073	$1,580,220

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2003 and 2002, the Company determined a valuation allowance was unnecessary.

At December 31, 2003, the Company had tax net operating loss carryforwards of approximately $2,750,000 available to offset future taxable income, which if unused will expire from 2009 through 2018.  The Company has alternative minimum tax credit carryforwards of approximately $306,000, which are available to reduce future Federal income taxes over an indefinite period.

The differences between the Company's effective income tax rate and the Federal statutory rate for the years ended December 31 are reconciled below:

	2003	2002	2001
Federal statutory rate	34.0%	34.0%	34.0%
State income tax	3.0	6.4	2.8
Non-deductible expenses	5.5	5.4	3.2
Other	0.6	4.9	--
Valuation allowance	--	--	(11.8)
Total	43.1%	50.7%	28.2%

Note 6 -  Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.  The Company received total cash consideration, net of a post-closing adjustment, in the amount of $2,497,590.

An after-tax loss on the sale of the mining operations was recorded in the fourth quarter of 2002 in the amount of $49,443.  Net assets disposed of amounted to $2,021,632 and the related selling costs totaled $453,700, which was comprised of commission ($300,000), severance ($103,513) and legal and professional ($50,187) expenses.

  Commitments and Contingencies Related to Discontinued Operations

In September 2003, following the aforementioned sale, the United States Environmental Protection Agency (the "EPA") issued a special notice letter notifying the Company that it is a potentially responsible party (a "PRP"), along with three other parties, with respect to possible investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the "Site") in Stevens County, Washington, which the EPA may request that the Company, along with the other PRPs, perform or finance.  The Company sold the Site property in 1964.  The Company has commenced investigating the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA.  Based upon its investigation to date, the Company has determined that its operations at the Site were primarily exploratory and that the Company never engaged in any milling or other processing activities at the Site.  At some times from 1950 to 1952, the Company's records reflect that it extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing.  The Site has changed owners several times since it was sold by the Company, and the Company believes that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

The Company is in discussions with the other PRPs with respect to negotiating an Administrative Order on Consent with the EPA pursuant to which the PRPs would perform an Engineering Evaluation/Cost Analysis ("EE/CA") to determine what action, if any, is warranted at the Site.  The Company has reached a tentative agreement with two other PRPs at the Site under which the group has offered to the EPA to undertake, finance and perform the EE/CA study at the Site, with the members of the group sharing equally the costs of this work, subject to re-allocation of such costs among group members after completion of the EE/CA.  The Company believes that completion of the EE/CA process will extend until the winter of 2004, whereupon the EPA will decide whether additional response action (remediation) may be necessary.  The EPA has not yet formally responded to the group's offer to perform the EE/CA.  Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs.  In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors, including their respective contributions to the alleged contamination and their ability to pay.

It is impossible at this stage to estimate the total costs of investigation and remediation at the Site due to various factors, including the scope of the EE/CA study to be negotiated with the EPA, incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination and the selection of alternative remedies and changes in clean-up standards.  In September 2003, in accordance with FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  During the year ended December 31, 2003, the Company incurred actual investigation and professional services costs of $82,596 and as of December 31, 2003 its reserve for the EE/CA study process is $128,380 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is investigating whether any cost incurred would be covered by insurance.

The following table sets forth certain audited operating results of the discontinued operations:

	2003	2002	2001
Net sales	$ --	$2,464,017	$2,016,074
Cost of sales	--	(2,035,069)	(1,853,197)
Depreciation	--	(54,288)	(243,928)
Gross profit (loss)	--	374,660	(81,051)
General and administrative expense	--	(9,018)	(20,634)
Provision for remediation	(210,976)	--	--
Operating (loss) income	(210,976)	365,642	(101,685)
Other income, net
Interest expense	--	(12,416)	(14,884)
Other income, net (including gain on sale of real estate of $301,132 and $420,014 for the eleven months ended November 30, 2002, and the year ended December 31, 2001, respectively)	--	359,802	465,032
	--	347,386	450,148
(Loss) income from discontinued operations before income taxes and loss on sale	(210,976)	713,028	348,463
Income (taxes) benefit	76,604	(335,464)	199,578

(Loss) income from discontinued operations, net of tax	(134,372)	377,564	548,041
Loss on sale (net of tax of $71,701)	--	49,443	--
Net (loss) income from
discontinued operations	$ (134,372)	$ 328,121	$ 548,041

The assets and liabilities of discontinued operations at December 31 consisted of:

	2003	2002
Total assets of discontinued operations	$ --	$ --

Current liabilities: Reserve for remediation	$ 128,380	$ --
Total liabilities of discontinued operations	$ 128,380	$ --

Note 7 -	Property, Buildings and Equipment

Balances of major classes of properties at December 31 consisted of:

	2003	2002
Land	$ 26,653	$ 26,653
Buildings and improvements	1,237,812	1,232,617
Leasehold improvements	74,815	--
Machinery and equipment	15,252,082	12,988,688
Construction in progress	175,040	5,935
Total	16,766,402	14,253,893
Less accumulated depreciation and amortization	10,855,389	9,821,045
Net properties, buildings and equipment	$ 5,911,013	$ 4,432,848

Management reviews the net carrying value of all properties, buildings and equipment on a periodic basis.  As a result of such review, no write-down was considered necessary during any of the years in the three-year period ended December 31, 2003.

Note 8 -	401(k) Employee Benefit Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate.  Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits.  The Company's contributions to the plan are discretionary and amounted to approximately $117,000, $110,000 and $113,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9 -	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consisted of:

	2003	2002
Accounts payable	$1,395,344	$ 657,984
Accrued bonuses	548,426	511,127
Accrued payroll costs	75,110	56,065
Other accrued expenses	277,205	146,811
Total	$2,296,085	$1,371,987

Note 10 -	Note Payable to Bank

In April 2002, the Company entered into a $6,000,000 construction loan agreement, in favor of Wachovia Bank, N.A., to finance the development of condominium projects. A portion of the loan, up to $1,500,000, may be used for the working capital needs of the Company.  Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (3.07% and 3.34% at December 31, 2003 and 2002, respectively). The proceeds from the sales of the condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is secured by an agreement not to further encumber said condominium projects. Borrowings outstanding under this agreement were $1,578,923 and $866,903 as of the years ended December 31, 2003 and 2002, respectively. The amount available for additional borrowing at December 31, 2003 was $4,421,077, of which $1,500,000 is available for working capital needs of the Company. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of the years ended December 31, 2003 and 2002.

Interest costs related to the construction of condominiums were capitalized. During the years ended December 31, 2003 and 2002, the Company capitalized interest costs of $53,374 and $46,163, respectively.

Note 11 -	Commitments and Contingencies

The Company leases its principal office space, two small off-site offices and several off-site storage facilities, used to store equipment and materials, under non-cancelable operating leases.  The related future minimum lease payments are $59,289 as of December 31, 2003 and are all payable in 2004.

Total rent expense for the operating leases were approximately $126,992, $83,129, and $71,089 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has provided a third party guarantee for St. Cloud in favor of the State of New Mexico's Mining and Minerals Division of the Energy, Minerals and Natural Resources Department ("Financial Assurance").  The Financial Assurance, amounting to $171,827 as of December 31, 2003, guarantees approved post mine reclamation plans.  Although the Company sold its mining operations to unrelated third parties, the Company remains liable under this guarantee.  However, the buyer of St. Cloud has agreed to indemnify the Company against any losses from the Financial Assurance and has undertaken to secure the Company's release therefrom (refer to note 17).

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of December 31, 2003, outstanding performance bonds issued on behalf of the Company's electrical construction subsidiary amounted to approximately $7,700,000.

Note 12 -	Preferred Stock Dividends

The Company paid dividends on its Series A 7% Voting Cumulative Convertible Preferred Stock in the amount of $13,181 for the year ended December 31, 2001.  All 339,407 shares of the Company's Series A Stock were redeemed on July 20, 2001, at a redemption price of $1.00 per share.

Note 13 -	Preferred Stock Purchase Rights

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

Note 14 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market.  The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  The options must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during 2003, 2002 or 2001.  The number of unoptioned shares available at the beginning and at the close of 2003 under the Plan was 315,000 shares.

A summary of option transactions follows:

	Number Of Shares	Range of exercise prices per share	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance outstanding, December 31, 2000	985,000	$0.21875	$0.21875	8.18
Exercised	(591,331)	0.21875	0.21875
Cancelled	(43,334)	0.21875	0.21875
Balance outstanding, December 31, 2001	350,335	0.21875	0.21875	7.18
Exercised	(106,667)	0.21875	0.21875
Balance outstanding, December 31, 2002	243,668	0.21875	0.21875	6.18
No activity	--
Balance outstanding, December 31, 2003	243,668	$0.21875	$0.21875	5.18

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the Company applies the intrinsic value-based method of accounting as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Plan.  Accordingly, no compensation cost has been recognized in the consolidated financial statements during the years ended December 31, 2003, 2002 and 2001.

The per share weighted average fair value of stock options granted was $0.20 in 1999 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: volatility - 101.5%, dividend paid - none, risk-free interest rate - 5.25% and expected life in years - 10.

Had the Company used the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, the Company's net income would have decreased to the pro forma amounts indicated below for the years ended December 31:

	2003	2002	2001
Net income, as reported	$365,909	$681,754	$1,479,585
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	--	--	40,675
Pro forma net income	$365,909	$681,754	$1,438,910

Earnings per share:
Basic and Diluted - as reported	$ 0.01	$ 0.02	$ 0.05
Basic and Diluted - pro forma	0.01	0.02	0.05

Note 15 -	Earnings Per Share of Common Stock

Basic earnings per common share, after deducting dividend requirements on the Company's Series A 7% Voting Cumulative Convertible Preferred Stock, par value $1.00 per share ("Series A Stock"), is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.  The computation of the weighted average number of common stock shares outstanding excludes 1,373,327, 486,968 and 17,358 shares of Treasury Stock for each of the years ended December 31, 2003, 2002 and 2001, respectively.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding or the conversion of preferred shares to common shares.

Note 16 -	Common Stock Repurchase Plan

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan (the "Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  During each of the years ended December 31, 2003 and 2002, pursuant to the Repurchase Plan, the Company repurchased 886,359 and 469,610 shares of its Common Stock, respectively, at a cost of $471,727 (average cost of $0.532 per share) and $204,217 (average cost of $0.435 per share), respectively. As of December 31, 2003, the total number of shares repurchased under the Repurchase Plan was 1,355,969 at a cost of $675,944 (average cost of $0.498 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,144,031. The Company currently holds the repurchased stock as Treasury Stock, reported at cost.

Note 17 -	Subsequent Events

Term Loan

On January 30, 2004, the Company entered into a $2,600,000 term loan agreement in favor of Wachovia Bank, N.A. to finance purchases of electrical construction equipment.  Borrowings on the loan are limited to occur within the draw period, January 30, 2004 through September 30, 2004, during which, the Company is obligated to make consecutive monthly payments of accrued interest only.  As of the end of the draw period, on September 30, 2004 (the "conversion date"), the loan will be payable in consecutive monthly payments of principal equal to 1/36 of the outstanding principal balance of the loan at the conversion date, plus accrued interest for 36 consecutive months.  The annual interest rate is equal to the "LIBOR Market Index Rate" plus one and nine-tenths percent.  The loan will be guaranteed by the equipment to be purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof.  The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company's current Chief Executive Officer without prior written consent from the lender.

Financial Assurances

On February 23, 2004, the State of New Mexico's Mining and Minerals Division of the Energy, Minerals and Natural Resources Department released the Company from its only remaining Financial Assurance in the amount of $171,827 (refer to note 11).

Note 18 -	Business Segment Information

The Company is currently involved in two lines of business, electrical construction and real estate development.  There were no material amounts of sales or transfers between lines of business and no material amounts of foreign sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods indicated:

	2003	2002	2001
Continuing operations:
Sales from operations to unaffiliated customers Electrical construction	$26,475,202	$16,442,396	$21,804,496
Real estate development	6,513,213	5,900,864	112,545
Total	$32,988,415	$22,343,260	$21,917,041

Operating income (loss) Electrical construction	$ 1,726,789	$ 1,689,686	$ 3,368,685
Real estate development	1,186,081	1,229,872	(23,809)
Total operating income	2,912,870	2,919,558	3,344,876

Other income, net	44,847	74,618	186,581
General corporate expenses	(2,078,252)	(2,276,677)	(2,214,841)
Income from continuing operations before income taxes	$ 879,465	$ 717,499	$ 1,316,616

Identifiable assets: Continuing operations Electrical construction	$11,988,779	$ 9,596,844	$11,180,256
Real estate development	6,157,845	3,442,714	3,407,180
Corporate	5,947,673	9,318,443	5,316,458
Discontinued operations	--	--	2,971,588
Total	$24,094,297	$22,358,001	$22,875,482

Capital expenditures: Continuing operations Electrical construction	$ 3,056,897	$ 1,114,719	$ 1,583,627
Real estate development	4,891	--	--
Corporate	179,276	31,796	13,257
Discontinued operations	--	114,288	145,205
Total	$ 3,241,064	$ 1,260,803	$ 1,742,089

Depreciation, amortization and depletion:
Continuing operations Electrical construction	$ 1,583,968	$ 1,339,647	$ 1,256,873
Real estate development	8,592	15,326	4,126
Corporate	53,097	49,432	63,752
Discontinued operations	--	54,288	243,928
Total	$ 1,645,657	$ 1,458,693	$ 1,568,679

Operating income is total operating revenue less operating expenses inclusive of depreciation and SG&A expenses for each segment.  Operating income excludes interest expense, interest income and income taxes.  General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense.  Identifiable assets by industry are used in the operations of each industry.

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

	2003		2002		2001
	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Customer A	$3,903	12	$8,295	37	$8,012	37
Customer B	7,031	21	--	--	2,531	12
Customer C	--	--	2,741	12	2,903	13
Customer D	--	--	--	--	4,567	21
Customer E	4,512	14	--	--	--	--

The real estate development operations did not have sales, from any one customer, which exceeded 10% of total sales for each of the years ended December 31, 2003, 2002 and 2001.

Sales by service/product (in thousands of dollars) are as follows:

	2003		2002		2001
	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Transmission	$24,105	73	$16,241	73	$19,868	90
Fiber optics	2,253	7	--	--	1,812	8
Miscellaneous	117	--	201	1	124	1
	26,475	80	16,442	74	21,804	99

Real estate development:
Condominium sales	6,242	19	5,730	25	--	--
Lot sales	271	1	171	1	113	1
	6,513	20	5,901	26	113	1

Total sales	$32,988	100	$22,343	100	$21,917	100

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer ("CEO"), and Stephen R. Wherry, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003 and each has concluded that such disclosure controls and procedures are sufficiently effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in internal controls

No changes in the Company's internal controls over financial reporting occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of December 31, 2003 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information concerning the directors of the Company will be contained under "Election of Directors" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

The executive officers of the Company are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age
John H. Sottile Chairman of the Board of Directors, President and Chief Executive Officer, Director	1983	56

Stephen R. Wherry, Vice President, Treasurer, Assistant Secretary and Chief Financial Officer	1988	45

(1)	As of February 29, 2004

Throughout the past five years John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company.

John H. Sottile has served as Chairman of the Board of Directors since May 1998.

The term of office of all directors is until the next annual meeting and the term of office of all officers is for one year and until their successors are chosen and qualify.

Code of Ethics

In March 2003, the Company's Board of Directors adopted a Code of Ethics (the "Code") that is specifically applicable to its Chief Executive Officer and Senior Financial Officers. The Code incorporates guidelines designed to deter wrongdoing; and to promote honest and ethical conduct, compliance with applicable laws and regulations, prompt internal reporting of Code violations and accountability for Code adherence.  A copy of the Code has been filed as Exhibit 14 to this Annual Report on Form 10-K.

The Code is also available, free of charge, within the "Investor Relations" section of the Company's website, at www.goldfieldcorp.com.  To satisfy the disclosure requirements under Item 10 of Current Report on Form 8-K, any future amendment to, or waiver from, a provision of the Code will be posted on the website within five business days of such amendment or waiver.

Audit Committee

Information concerning the Company's Audit Committee including the Audit Committee Financial Expert will be contained under "Committees and Meetings of the Board of Directors" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation will be contained under "Executive Compensation" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information concerning the security ownership of the directors and officers of the registrant will be contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

The following table sets forth certain information, as of December 31, 2003, with respect to all compensation plans previously approved by shareholders, as well as compensation plans not previously approved by shareholders:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	243,668	$0.21875	315,000
Equity compensation plans not approved by shareholders	None	--	--

Total	243,668	$0.21875	315,000

(1) In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market.  The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  The options must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during 2003, 2002 or 2001.

Item 13.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions of the directors and officers of the Company will be contained under "Election of Directors" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information concerning the accounting services performed by the Company's independent accountant, KPMG LLP, and their respective fees for such services will be contained under "Audit Committee Report and Fee Information" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15 -	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

(b) Reports on Form 8-K

The following Current Report on Form 8-K was filed during the fourth quarter of 2003:

      Filed on November 14, 2003 to announce the Company's earnings for the third quarter of fiscal year 2003.

(c) Exhibits

The following exhibits are required pursuant to Item 601 of Regulation S-K:

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

10-1

Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

10-2

The Loan Agreement dated April 15, 2002 made in favor of Wachovia Bank, N.A. by The Goldfield Corporation and Southeast Power Corporation is hereby incorporated by reference to Exhibit 10-3 of the Company's Quarterly Report on Form 10-Q for the period ended March, 31, 2002, heretofore filed with the Commission (file No. 1-7525).

10-3

Performance-Based Bonus Plan effective January 1, 2002 is hereby     incorporated by reference to Exhibit 10-4 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

10-4

The Stock Purchase Agreement for St. Cloud Mining Company and The Goldfield Consolidated Mines Company between The Goldfield Corporation and Imagin Minerals, Inc. effective November 30, 2002, is hereby incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 2002, heretofore filed with the Commission (file No. 1-7525).

*10-5	The Loan Agreement and related Promissory Note and Security Agreement dated January 30, 2004 made in favor of Wachovia Bank, N.A. by The Goldfield Corporation and/or Southeast Power Corporation.

11	For computation of per share earnings, see note 15 of notes to consolidated financial statements.

*14	Code of Ethics

*21	Subsidiaries of Registrant

*23	Consent of Independent Auditors

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Filed herewith.

** These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION

By

/s/ John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director

Dated:  March 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2004.

Signature	Title

/s/ John H. Sottile (John H. Sottile)	Chairman of the Board of Directors, President, Chief Executive Officer and Director.

/s/ Stephen R. Wherry (Stephen R. Wherry)	Vice President, Finance and Chief Financial Officer (Principal Financial Officer), Treasurer, Assistant Secretary and Principal Accounting Officer.
* (Dwight W. Severs)	Director
* (Thomas E. Dewey, Jr.)	Director
* (Harvey C. Eads, Jr.)	Director
* (John P. Fazzini)	Director
* (Danforth E. Leitner)	Director
* (Al Marino)	Director

*By: /s/ John H. Sottile
John H. Sottile
Attorney-in-Fact