Form 10-Q
period 2004-03-31
GOLDFIELD CORP
filed 2004-05-14
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 1-7525

 The Goldfield Corporation
    (Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 100 Rialto Place, Suite 500, Melbourne, FL (Address of Principal Executive Offices)	88-0031580 (IRS Employer Identification Number) 32901 (Zip Code)

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

 Yes        No  X

     As of May 3, 2004, 26,363,444 shares of the Registrant's common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 4,654,511	$ 5,045,463
Accounts receivable and accrued billings	3,741,067	4,043,255
Contracts receivable (Note 3)	6,721,638	3,732,867
Current portion of notes receivable	39,789	42,969
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,283,206	704,413
Deferred income taxes	164,735	194,492
Income taxes recoverable	27,391	37,658
Residential properties under construction	11,021	361,436
Prepaid expenses	743,404	514,716
Other current assets	459,442	7,132
Total current assets	17,846,204	14,684,401
Property, buildings and equipment, net	6,301,292	5,911,013
Notes receivable, less current portion	557,853	570,061
Deferred charges and other assets
Deferred income taxes, less current portion	544,706	1,058,581
Land and land development costs	1,451,051	1,438,965
Cash surrender value of life insurance	306,168	309,939
Other assets	72,188	121,337
Total deferred charges and other assets	2,374,113	2,928,822
Total assets	$ 27,079,462	$ 24,094,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 3,306,242	$ 2,296,085
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	115,520
Note payable to bank (Note 5)	2,816,412	1,578,923
Income taxes payable	2,248	-
Current liabilities of discontinued operations (Note 4)	103,543	128,380
Total current liabilities	6,228,445	4,118,908

Total liabilities	6,228,445	4,118,908
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,736,771
and 27,570,104 shares issued at March 31, 2004
and December 31, 2003, respectively	2,773,677	2,757,010
Capital surplus	18,472,539	18,452,748
Retained earnings (deficit)	299,466	(539,704)
Total	21,545,682	20,670,054
Less common stock in treasury, at cost; 1,373,327
and 1,373,327 shares at March 31, 2004 and
December 31, 2003, respectively	694,665	694,665
Total stockholders' equity	20,851,017	19,975,389
Total liabilities and stockholders' equity	$ 27,079,462	$ 24,094,297

See accompanying notes to consolidated financial statements

3

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Revenue
Electrical construction	$ 9,271,934	$ 6,952,899
Real estate development	2,988,771	727,445
Total revenue	12,260,705	7,680,344

Costs and expenses
Electrical construction	7,548,274	5,749,598
Real estate development	2,075,029	644,731
Depreciation and amortization	486,520	345,597
Selling, general and administrative	764,494	580,358
Total costs and expenses	10,874,317	7,320,284

Other income, net
Interest income	20,575	39,486
Interest expense, net	(6,499)	(6,754)
Loss on sale of property and equipment	(1,115)	(22,483)
Other	595	4,907
Total other income, net	13,556	15,156

Income from continuing operations
before income taxes	1,399,944	375,216

Income taxes (Note 7)	560,774	150,254

Income from continuing operations
available to common stockholders	839,170	224,962

Income from discontinued operations (Note 4)	-	-

Net income available to common stockholders	$ 839,170	$ 224,962

Earnings per share of common stock -
basic and diluted (Note 8)
Continuing operations	$ 0.03	$ 0.01
Discontinued operations	$ 0.00	$ 0.00
Net income	$ 0.03	$ 0.01

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	26,301,631	26,927,262
Diluted	26,352,967	27,050,729

See accompanying notes to consolidated financial statements

4

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003

Cash flows from operating activities
Income from continuing operations available
to common stockholders	$ 839,170	$ 224,962
Adjustments to reconcile net income to net
cash used in operating activities
Depreciation and amortization	486,520	345,597
Deferred income taxes	543,632	134,191
Loss on sale of property and equipment	1,115	22,483
Cash (used by) provided from changes in
Accounts receivable and accrued billings	302,188	(1,517,460)
Contracts receivable	(2,988,771)	(703,445)
Costs and estimated earnings in excess
of billings on uncompleted contracts	(578,793)	(833,990)
Land and land development costs	(12,086)	(1,053,389)
Land held for sale	-	16,864
Residential properties under construction	350,415	39,777
Recoverable income taxes	10,267	16,555
Prepaid expenses and other assets	(631,849)	(151,370)
Accounts payable and accrued liabilities	1,010,157	1,059,798
Billings in excess of costs and estimated
earnings on uncompleted contracts	(115,520)	(28,688)
Income taxes payable	2,248	8,533
Net cash used in operating activities
of continuing operations	(781,307)	(2,419,582)
Net cash used in operating activities
of discontinued operations	(24,837)	-
Net cash used in operating activities	(806,144)	(2,419,582)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	49,500	28,000
Proceeds from notes receivable	15,388	94,897
Issuance of notes receivable	-	(22,326)
Net purchases of investment securities	-	(7,377)
Purchases of property and equipment	(927,414)	(1,506,054)
Cash surrender value of life insurance	3,771	1,360
Net cash used in investing activities
of continuing operations	(858,755)	(1,411,500)

Cash flows from financing activities
Proceeds from the exercise of stock options	36,458	-
Net borrowings on note payable to bank	1,237,489	547,746
Purchase of treasury stock	-	(97,061)
Net cash provided by financing activities
of continuing operations	1,273,947	450,685

Net decrease in cash and cash equivalents	(390,952)	(3,380,397)
Cash and cash equivalents at beginning of period	5,045,463	7,405,342
Cash and cash equivalents at end of period	$ 4,654,511	$ 4,024,945

Supplemental disclosure of cash flow information
Income taxes paid	$ 4,626	$ -
Interest paid	2,651	2,866

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003

Note 1 -	Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods reported.  These adjustments are of a normal recurring nature.  All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2003, which was derived from the audited consolidated financial statements.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Note 2 -	Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform with the current period presentation.

Note 3 -	Contracts Receivable

Contracts receivable represent revenue recognized on a portion of the value of contracts for sale on condominium units, which establish buyers' commitments to purchase that are backed by their non-refundable earnest money deposits.  As of March 31, 2004 and December 31, 2003, contracts receivable had a balance of $6,721,638 and $3,732,867, respectively.

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

The Company is in discussions with the other PRPs with respect to negotiating an Administrative Order on Consent with the EPA pursuant to which the PRPs would perform an Engineering Evaluation/Cost Analysis ("EE/CA") to determine what action, if any, is warranted at the Site.  The Company has reached an agreement with two other PRPs at the Site (Combustion Engineering and Blue Tee Corp.) under which the group has offered to the EPA to undertake, finance and perform the EE/CA study at the Site, with the members of the group sharing equally the costs of this work, subject to re-allocation of such costs among group members after completion of the EE/CA.  The Company believes that completion of the EE/CA process will extend until the winter of 2004-2005, whereupon the EPA will decide whether additional response action (remediation) may be necessary.  The EPA has responded favorably to the group's offer to perform the EE/CA and the PRPs are currently negotiating the terms and conditions of an Administrative Order on Consent with the EPA, along with an EE/CA Workplan, under which the PRPs will undertake, finance and perform the EE/CA.  Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs.  In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors, including their respective contributions to the alleged contamination and their ability to pay.

It is impossible at this stage to estimate the total costs of investigation and remediation at the Site due to various factors, including the scope of the EE/CA study to be negotiated with the EPA, incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination and the selection of alternative remedies and changes in clean-up standards.  In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of March 31, 2004, the Company incurred actual investigation and professional services costs of $107,433 and its reserve balance for the EE/CA study process is $103,543 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is also investigating whether any cost incurred would be covered by insurance.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	March 31,	December 31,
	2004	2003
(unaudited)
Total assets of discontinued
operations	$ -	$ -

Current liabilities
Reserve for remediation	$ 103,543	$ 128,380

Total liabilities of discontinued
operations	$ 103,543	$ 128,380

There were no operating results from discontinued operations for each of the three month periods ended March 31, 2004 and 2003.

Note 5 -	Note Payable to Bank

In April 2002, the Company entered into a $6,000,000 construction loan agreement, in favor of Wachovia Bank, N.A., to finance the development of condominium projects. A portion of the loan, up to $1,500,000, may be used for the working capital needs of the Company.  Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (3.00% and 3.07% at March 31, 2004 and December 31, 2003, respectively). The proceeds from the sales of the condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is secured by an agreement not to further encumber said condominium projects. Borrowings outstanding under this agreement were $2,816,412 and $1,578,923 as of March 31, 2004 and December 31, 2003, respectively. The amount available for additional borrowing at March 31, 2004 was $3,183,588, of which $1,500,000 is available for the working capital needs of the Company. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of March 31, 2004 and December 31, 2003.

Interest costs related to the construction of condominiums were capitalized. During the three month periods ended March 31, 2004 and 2003 the Company capitalized interest costs of $17,548 and $9,932, respectively.

On January 30, 2004, the Company entered into a $2,600,000 term loan agreement, in favor of Wachovia Bank, N.A., to finance purchases of electrical construction equipment.  The Company may only borrow funds under the loan during the draw period, January 30, 2004 through September 30, 2004. During the draw period, the Company is obligated to make monthly payments of accrued interest only.  As of the end of the draw period, on September 30, 2004 (the "conversion date"), the loan will be payable in monthly payments of principal equal to 1/36 of the outstanding principal balance of the loan at the conversion date, plus accrued interest for 36 consecutive months.  The annual interest rate is equal to the "LIBOR Market Index Rate" plus one and nine-tenths percent (3.00% at March 31, 2004).  The loan will be secured by the equipment to be purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. There were no borrowings outstanding under this agreement as of March 31, 2004 and the amount available for additional borrowing as of the same date was $2,600,000. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of March 31, 2004.

Note 6 -	Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of March 31, 2004, outstanding performance bonds issued on behalf of the Company's electrical construction subsidiary amounted to approximately $4,800,000.

Note 7 -	Income Taxes

At March 31, 2004, the Company had tax net operating loss carryforwards of approximately $2,105,000 available to offset future taxable income, which if unused will expire from 2009 through 2022.  The Company has alternative minimum tax credit carryforwards of approximately $306,000, which are available to reduce future Federal income taxes over an indefinite period.

Note 8 -	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.  The computation of the weighted average number of common stock shares outstanding excludes 1,373,327 and 695,797 shares of treasury stock for the three month periods ended March 31, 2004 and 2003, respectively. Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding.

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million.   The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  During the three month period ended March 31, 2004, the Company did not repurchase any shares of its Common Stock. As of March 31, 2004, the total number of shares repurchased under the Repurchase Plan was 1,355,969 at a cost of $675,944 (average cost of $0.498 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,144,031. The Company currently holds the repurchased stock as Treasury Stock, reported at cost.

Note 9 -	Business Segment Information

The Company is primarily involved in two lines of business, electrical construction and real estate development.  There were no material amounts of sales or transfers between lines of business and no material amounts of foreign sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the three months ended March 31, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Sales from operations to unaffiliated customers
Electrical construction	$ 9,271,934	$6,952,899
Real estate development	2,988,771	727,445
Total	$12,260,705	$7,680,344

Operating income
Electrical construction	$ 1,228,513	$ 848,998
Real estate development	705,885	42,360
Total operating income	1,934,398	891,358

Other income, net	13,556	15,156
General corporate expenses	(548,010)	(531,298)
Income from continuing operations before income taxes	$ 1,399,944	$ 375,216

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment.  Operating income excludes interest expense, interest income and income taxes.  General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense.

The following table sets forth certain segment information as of the dates indicated:

	March 31, 2004	December 31, 2003
	(unaudited)
Identifiable assets:
Electrical construction	$13,793,511	$11,988,779
Real estate development	8,346,852	6,157,845
Corporate	4,939,099	5,947,673
Total	$27,079,462	$24,094,297

Note 10 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, treasury shares or shares purchased on the open market.  The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  The options must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during the three month periods ended March 31, 2004 and 2003.  As of March 31, 2004, 77,001 options were outstanding.

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Plan.  Accordingly, no compensation cost has been recognized in the consolidated financial statements during the three month periods ended March 31, 2004 and 2003.  Had the Company used the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, the Company's net income would not have changed for the three month periods ended March 31, 2004 and 2003.

Note 11 -	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and a revised interpretation of FIN 46 ("FIN 46-R") was issued in December 2003.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing arrangements. The adoption of FIN 46 or FIN 46-R did not have a significant impact on the financial position or results of operations of the Company.

In March 2004, the Securities and Exchange Commission (the "SEC") released SEC Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments".  SAB No. 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments that relate to the origination of mortgage loans that will be held for resale.  SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value.  Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding.  SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing.  In addition, SAB No. 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies.  SAB No. 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004.  Adoption of this SAB is not expected to have a significant impact on the financial position or results of operations of the Company.

In March 2004, the Emerging Issues Task Force (the "EITF") of the FASB reached a consensus on Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share", which determines whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a participating security when using the two-class method for computing basic EPS.  SFAS No. 128 indicates that participating securities should be included in basic EPS, if the effect is dilutive, using either the two-class method or the if-converted method.  Paragraph 60 of SFAS No. 128 more fully describes participating securities through certain broad examples. This Issue is effective for reporting periods beginning after March 31, 2004. Adoption of this Issue is not expected to have a significant impact on the financial position or results of operations of the Company.

In March 2004, the EITF of the FASB reached a consensus on Issue No. 04-3, "Mineral Assets: Impairment and Business Combinations", which states that the value attributable to the value beyond proven and probable reserves (VBPP) and the effects of anticipated fluctuations in future market prices of minerals should be considered in a manner that is consistent with the expectations of marketplace participants when an entity allocates the purchase price to assets acquired in a business combination.  Additionally, the EITF reached a consensus that the value attributable to VBPP and the effects of anticipated fluctuations in future market prices of minerals should be considered in the cash flow analysis used to test mining assets for impairment under SFAS 144. This Issue should be applied prospectively to business combinations completed and impairment tests performed in reporting periods beginning after March 31, 2004. The additional consensus is effective prospectively to FAS 144 impairment tests completed after March 31, 2004.  Adoption of this Issue is not expected to have a significant impact on the financial position or results of operations of the Company.

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

Overview

The Company had higher electrical construction revenue in the first three months of 2004 when compared to the same period in the prior year, due to an increase in both transmission line construction and fiber optic projects as a result of a greater availability of electrical construction contracts, while the operating margins of the electrical construction operations increased slightly over the same period in the prior year.  We can not project the levels of future demand for construction services.  To date, the Company has not experienced any significant increase in demand attributable to increased grid construction stemming from the August 2003 blackout in the Northeastern United States.

Revenues and operating income from the real estate development operations increased significantly for the first three months of 2004 when compared to the like period in the prior year, mainly due to a higher number of condominium units under construction.  Although the Company believes the market remains strong for its condominium development projects, the results from the real estate development operations may decline in 2004 depending upon the timing of construction commencement and progress of the Company's projects.

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

The Company believes the current assumptions and other considerations used to estimate the total costs are appropriate.  However, if actual experience differs from the assumptions and other considerations used in estimating total costs, the resulting change could have an adverse effect on the Company's results of operations.  For example, if a 5% unfavorable change in total estimated costs had occurred, after-tax income from continuing operations for the three months ended March 31, 2004 would have decreased $96,840.

If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

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

Because of the general invariability of costs of fixed-price construction contracts, the Company believes that a material difference in total actual project costs versus total estimated project costs is unlikely, although possible.  If the Company were to have encountered adverse circumstances which resulted in a 5% increase in total project costs, after-tax income from continuing operations for the three months ended March 31, 2004 would have decreased $150,355.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined.  The timing of revenue and expense recognition is contingent on construction productivity.  Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

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

As of March 31, 2004, the deferred tax asset was largely comprised of net operating loss ("NOL") carryforwards which will expire from 2009 through 2022.  Based on historical experience and other various assumptions including forecasts of future taxable income and tax planning, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their respective expiration dates and therefore, did not record a valuation allowance against the deferred tax assets.  Had the Company forecasted an inability to utilize 5% of the NOL carryforwards, prior to their respective expiration dates, after-tax income from continuing operations for the three months ended March 31, 2004 would have decreased $35,785.

 Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the "EPA") that it is a potentially responsible party (a "PRP") with respect to possible investigation and removal activities at a mine that it had formerly owned.  Refer to note 4 of notes to the consolidated financial statements for a discussion on this matter.

In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", during the year ended December 31, 2003, the Company recognized a provision of $210,976 (within discontinued operations), which represents the Company's current estimate of remediation costs for this matter.  Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  In the current year, had the Company determined its estimate for the provision for remediation to be 5% in excess of its estimate recognized in the prior year, after-tax income from discontinued operations for the three months ended March 31, 2004 would have decreased $6,324.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the three months ended March 31, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Revenue
Electrical construction	$ 9,271,934	$6,952,899
Real estate development	2,988,771	727,445
Total	$12,260,705	$7,680,344

Operating income
Electrical construction	$ 1,228,513	$ 848,998
Real estate development	705,885	42,360
Total	$ 1,934,398	$ 891,358

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment.  Operating income excludes interest expense, interest income and income taxes.

Continuing Operations

  Revenues

Total revenues in the three months ended March 31, 2004 increased by 59.6% to $12,260,705, compared to $7,680,344 in the three months ended March 31, 2003.

Electrical construction revenue increased by 33.4% in the three months ended March 31, 2004 to $9,271,934 from $6,952,899 in the three months ended March 31, 2003.  This increase was primarily attributable to an increase in both transmission line construction and fiber optic projects as a result of a greater availability of electrical construction contracts.  To date, however, the Company has not noticed an increase in demand attributable to increased grid construction stemming from the August 2003 blackout in the Northeastern United States.

Revenues recognized by the real estate development operations for the three months ended March 31, 2004 were $2,988,771 compared to $727,445 for the three months March 31, 2003, an increase of 310.9%.  This increase was mainly a result of having a greater number of condominium units under construction during the three months ended March 31, 2004, when compared to the like period in 2003.

The real estate development operations' third project, "Cape Club", a sixteen-unit oceanfront condominium development located in Cape Canaveral, Florida is currently under construction and its completion is anticipated in the second quarter of 2004. All units are under contract for sale.  Cape Club is being accounted for under the percentage of completion method as described in the above Critical Accounting Policies and Estimates.

"Oak Park", a townhouse-style condominium project in Cape Canaveral, Florida is currently in the planning/permitting phase.  Preliminary plans call for a forty-unit complex to be built, thirty-six of which have been reserved with refundable deposits.

The Company's most recent plans are to develop a river-view residential complex on a two-acre parcel in Melbourne, Florida, acquired in January 2003 for approximately $1 million.  Initial plans call for a multi-phase development, with the first phase, "Pineapple House", a thirty-three--unit luxury river-view condominium complex, currently undergoing the permitting process. The Vested Rights application, which was filed with the City of Melbourne in January 2004, was not acted upon by the City due to a change in the regulations affecting the property, which rendered the application unnecessary.  Commencement of construction is dependent upon the receipt of required permits and approvals.

  Operating Results

Electrical construction operations had an operating income of $1,228,513 in the three months ended March 31, 2004, compared to an operating income of $848,998 during the three months ended March 31, 2003, an increase of 44.7%.  As a percentage of revenue, operating margins on electrical construction operations increased to 13.2% for the three months ended March 31, 2004 from 12.2% for the three months ended March 31, 2003.  The Company's electrical construction subsidiary is customarily involved in a limited number of projects at any one given time.  Therefore, operating results can vary significantly from period to period depending upon the number of projects underway in any period and the particular operating characteristics of such projects.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At March 31, 2004, the approximate value of uncompleted contracts was $9,300,000 compared to $12,900,000 at March 31, 2003.

Real estate development operations had an operating income of $705,885 in the three months ended March 31, 2004, compared to $42,360 in the three months ended March 31, 2003, an increase of $663,525.  As a percentage of revenue, operating margins increased to 23.6% for the three months ended March 31, 2004 from 5.8% for the three months ended March 31, 2003. The increase in operating margin was primarily due to a change of the projects under construction from relatively low-margin projects to higher-margin projects.  Operating margins from real estate development operations are expected to vary due to the type and number of projects under construction at any given time and each respective project's estimated operating margin.

As of March 31, 2004, real estate development operation's backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $900,000, compared to approximately $4,700,000 as of March 31, 2003.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $10,874,317 in the three months ended March 31, 2004 from $7,320,284 in the three months ended March 31, 2003, an increase of 48.6%.

Electrical construction costs increased to $7,548,274 in the three months ended March 31, 2004 from $5,749,598 in the three months ended March 31, 2003, an increase of 31.3%.  The increase in costs was primarily attributable to both an increase in the volume of the work performed and an increase in subcontractor costs incurred as a result of required construction services outside the scope of services generally provided by the Company.

Costs of the real estate development operations increased to $2,075,029 for the three months ended March 31, 2004 from $644,731 for the three months ended March 31, 2003, an increase of 221.8%.  The increase was due to increases in both construction and selling costs as a result of a greater volume of condominium units under construction during the three months ended March 31, 2004, when compared to the same period in 2003.

Depreciation and amortization was $486,520 in the three months ended March 31, 2004, compared to $345,597 in the three months ended March 31, 2003.  The increase in depreciation and amortization was primarily a result of an increase in capital expenditures made in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each respective segment for the three months ended March 31, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Electrical construction	$ 32,255	$ 21,406
Real estate development	204,914	38,263
Corporate	527,325	520,689
Total	$764,494	$580,358

In the three months ended March 31, 2004, total SG&A expenses increased by 31.7% when compared to the like period in 2003.  The increase was mainly due to higher selling costs incurred by the real estate development operations as a result of an increase in the volume of condominium units under construction during the three months ended March 31, 2004, when compared to the same period in 2003.  SG&A expenses, as a percentage of revenue, decreased to 6.2% in the three months ended March 31, 2004 from 7.6% in the three months ended March 31, 2003, largely as a result of increased revenue.

  Income Taxes

The provision for income taxes was $560,774 in the three months ended March 31, 2004, an effective tax rate of 40.1%, as compared to $150,254 in the three months ended March 31, 2003, an effective tax rate of 40.0%. The effective tax rates differ from the statutory rate largely due to state income taxes.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine previously owned by the Company. Please see Part II, Item 1. Legal Proceedings.

There were no operating results from discontinued operations in each of the three month periods ended March 31, 2004 and 2003.

Liquidity and Capital Resources

Working Capital Analysis

Cash and cash equivalents at March 31, 2004 were $4,654,511 as compared to $5,045,463 at December 31, 2003. Working capital of continuing and discontinued operations at March 31, 2004 was $11,617,759, compared to $10,565,493 at December 31, 2003.  The Company's ratio of current assets to current liabilities (including continuing and discontinued operations) decreased to 2.9:1 at March 31, 2004, from 3.6:1 at December 31, 2003.  This net decrease was primarily attributable to three factors: an increase in the accounts payable and accrued liabilities of the electrical construction operations, due to a higher level of electrical construction activity; an increase in the accounts payable and accrued liabilities of the real estate development operations, due to costs related to the construction of Cape Club; and an increase in the real estate development operation's construction loan (refer to note 5 of notes to the consolidated financial statements), which was mainly attributable to Cape Club's construction costs.  The foregoing was offset by increases in the costs and estimated earnings in excess of billings on uncompleted contracts of the electrical construction operations, also due to a higher level of electrical construction activity and the real estate development operation's contracts receivable, which was mainly attributable to revenue recognized on the Cape Club condominium development project, of which all units are under contract for sale.

Cash Flow Analysis

Net cash flows for each of the three month periods ended March 31 were as follows:

	2004	2003
	(unaudited)	(unaudited)
Operating activities	$ (806,144)	$(2,419,582)
Investing activities	(858,755)	(1,411,500)
Financing activities	1,273,947	450,685
Net decrease in cash and cash equivalents	$ (390,952)	$(3,380,397)

  Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Net cash used by operating activities in the first quarter of 2004 was $806,144, compared to $2,419,582 used during the same period in 2003.  Changes in the accounts receivable and accrued billings provided $302,188 of cash during the first quarter of 2004, compared to cash used of $1,517,460 in first quarter of 2003.  Cash provided by accounts receivable and accrued billings was significantly higher in the three months ended March 31, 2004 when compared to the same period in the prior year, primarily due to a substantial increase of cash collected in the first quarter of 2004 related to outstanding accounts receivable of the electrical construction operations when compared to cash collections in the same period of the prior year.  In the first three months of 2003, the Company used approximately $1 million of cash to purchase land for its latest real estate development project, Pineapple House.  To date, no land purchases for real estate development projects have been made in 2004.  Changes in the contracts receivable of the real estate development operations used $2,988,771 of cash in the first three months of 2004, when compared to $703,445 of cash used in the same period of the prior year.  The increase in cash used by contracts receivable was mainly due to an increase in the contracts receivable derived from Cape Club. Collection of the majority of Cape Club's contracts receivable is expected in the second quarter of 2004, upon completion of the condominium.

  Investing Activities

Net cash used by investing activities in the first quarter of 2004 was $858,755, compared to $1,411,500 of cash used in the like period of 2003. This decrease in cash usage by the Company's investing activities during the first quarter of 2004, when compared to the same period in 2003, was primarily the result of a decrease of capital expenditures in the first three months of 2004 to $927,414 from $1,506,054 for the same period in 2003.  The majority of capital expenditures are attributable to purchases of machinery and equipment by the Company's electrical construction segment which were prompted by an increase in the volume of work performed and an effort to reduce future equipment rental expense. Total capital expenditures in 2004 are expected to approximate $4.5 million, which the Company anticipates funding through existing cash reserves and its new term loan with Wachovia Bank, N.A., as described in note 5 of notes to the consolidated financial statements.

  Financing Activities

Net cash provided by financing activities in the first quarter of 2004 was $1,273,947, compared to $450,685 of cash provided in the same period in 2003. This increase in cash provided by financing activities in the first quarter of 2004, relative to the comparable period in the prior year, was primarily due to the Company's increased net borrowings on the real estate construction loan (refer to note 5 of notes to the consolidated financial statements) for costs related to the construction of Cape Club.  Proceeds from the sale of Cape Club, the majority of which is anticipated in the second quarter of 2004, will be used to pay down the real estate construction loan.  In the three months ended March 31, 2003, the Company used cash in the amount of $97,061, to purchase Treasury Stock (208,829 shares of Common Stock at an average cost of $0.465 per share) pursuant to the Common Stock Repurchase Plan as described in note 8 of notes to the consolidated financial statements. The Company has not purchased any of its shares of Common Stock in 2004.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

On January 30, 2004, the Company entered into a term loan in the amount of $2,600,000, as described in note 5 of notes to the consolidated financial statements, to finance a portion of the electrical construction operations anticipated capital expenditures for the current year. As of May 3, 2004, draws in the amount of $843,060 have been made on the aforementioned loan and $1,756,940 is available for additional borrowing.

The Company currently has a real estate construction loan (see note 5 of notes to the consolidated financial statements) in favor of Wachovia Bank, N.A. As of May 3, 2004, borrowings outstanding under said loan were $3,618,500 and $2,381,500 is available for borrowing, of which $1,500,000 can be used for the working capital needs of the Company.

The Company's credit facilities require it to comply with various covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  As of March 31, 2004, the Company was in compliance with all such covenants.  However, there can be no assurance that the Company will be able to sustain compliance with said covenants and therefore could risk either a reduction or elimination of its present credit facilities.  The Company believes that its present ability to borrow, with the consent of its current lender, is greater than its established credit facilities in place.  However, no assurance can be given as to the terms, availability or cost of any future financing the Company may need.

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

Contractual Obligations

There have been no material changes from the information included in the Company's Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer ("CEO"), and Stephen R. Wherry, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004 and each has concluded that such disclosure controls and procedures are sufficiently effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in internal controls

No changes in the Company's internal controls over financial reporting occurred during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2004 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

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

The Company is in discussions with the other PRPs with respect to negotiating an Administrative Order on Consent with the EPA pursuant to which the PRPs would perform an Engineering Evaluation/Cost Analysis ("EE/CA") to determine what action, if any, is warranted at the Site.  The Company has reached an agreement with two other PRPs at the Site (Combustion Engineering and Blue Tee Corp.) under which the group has offered to the EPA to undertake, finance and perform the EE/CA study at the Site, with the members of the group sharing equally the costs of this work, subject to re-allocation of such costs among group members after completion of the EE/CA.  The Company believes that completion of the EE/CA process will extend until the winter of 2004-2005, whereupon the EPA will decide whether additional response action (remediation) may be necessary.  The EPA has responded favorably to the group's offer to perform the EE/CA and the PRPs are currently negotiating the terms and conditions of an Administrative Order on Consent with the EPA, along with an EE/CA Workplan, under which the PRPs will undertake, finance and perform the EE/CA.  Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs.  In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors, including their respective contributions to the alleged contamination and their ability to pay.

It is impossible at this stage to estimate the total costs of investigation and remediation at the Site due to various factors, including the scope of the EE/CA study to be negotiated with the EPA, incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination and the selection of alternative remedies and changes in clean-up standards.  In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of March 31, 2004, the Company incurred actual investigation and professional services costs of $107,433 and its reserve balance for the EE/CA study process is $103,543 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is also investigating whether any cost incurred would be covered by insurance.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table sets forth information regarding the Company's purchases of its Common Stock on a monthly basis during the first quarter of 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 through January 31, 2004	--	--	--	1,144,031
February 1, 2004 through February 29, 2004	--	--	--	1,144,031
March 1, 2004 through March 31, 2004	--	--	--	1,144,031
Total	--	--	--	1,144,031

(1) On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million. Over the course of the Plan, through March 31, 2004, the Company has repurchased 1,355,969 shares of its Common Stock at a cost of $675,944 (average cost of $0.498 per share). The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.

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

(b) Reports on Form 8-K

The Registrant filed with the Commission a Current Report on Form 8-K on March 23, 2004, reporting its financial results for the three and twelve months ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDFIELD CORPORATION (Registrant)

Dated:   May 14, 2004

/s/John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director.

/s/Stephen R. Wherry (Stephen R. Wherry) Vice President, Treasurer, Assistant Secretary and Chief Financial Officer.