Form 10-Q
period 2004-06-30
GOLDFIELD CORP
filed 2004-08-12
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

 Yes        No  X

     As of August 2, 2004, 26,228,568 shares of the Registrant's common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 2,995,840	$ 5,045,463
Accounts receivable and accrued billings	4,211,529	4,043,255
Contracts receivable (Note 3)	3,589,400	3,732,867
Current portion of notes receivable	39,868	42,969
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,875,071	704,413
Deferred income taxes	109,566	194,492
Income taxes recoverable	41,663	37,658
Residential properties under construction	-	361,436
Prepaid expenses	563,366	514,716
Other current assets	408,457	7,132
Total current assets	13,834,760	14,684,401
Property, buildings and equipment, net	7,328,527	5,911,013
Notes receivable, less current portion	554,438	570,061
Deferred charges and other assets
Deferred income taxes, less current portion	1,135,684	1,058,581
Land and land development costs	1,456,656	1,438,965
Cash surrender value of life insurance	303,011	309,939
Other assets	145,502	121,337
Total deferred charges and other assets	3,040,853	2,928,822
Total assets	$24,758,578	$24,094,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 3,203,220	$ 2,296,085
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	115,520
Current portion of note payable to bank (Note 5)	307,483	1,578,923
Current liabilities of discontinued operations (Note 4)	93,283	128,380
Total current liabilities	3,603,986	4,118,908
Note payable to bank, less current portion (Note 5)	922,451	-
Total liabilities	4,526,437	4,118,908
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,736,771
and 27,570,104 shares issued at June 30, 2004
and December 31, 2003, respectively	2,773,677	2,757,010
Capital surplus	18,472,539	18,452,748
Accumulated deficit	(263,007)	(539,704)
Total	20,983,209	20,670,054
Less common stock in treasury, at cost; 1,471,635
and 1,373,327 shares at June 30, 2004 and
December 31, 2003, respectively	751,068	694,665
Total stockholders' equity	20,232,141	19,975,389
Total liabilities and stockholders' equity	$24,758,578	$24,094,297

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenue
Electrical construction	$ 6,685,343	$ 8,897,680	$15,957,277	$15,850,579
Real estate development	876,062	1,657,762	3,864,833	2,385,207
Total revenue	7,561,405	10,555,442	19,822,110	18,235,786

Costs and expenses
Electrical construction	6,880,757	8,010,733	14,429,031	13,760,331
Real estate development	647,912	1,286,795	2,722,941	1,931,526
Depreciation and amortization	500,815	392,512	987,335	738,109
Selling, general and administrative	659,262	696,621	1,423,756	1,276,979
Total costs and expenses	8,688,746	10,386,661	19,563,063	17,706,945

Other income, net
Interest income	17,934	32,030	38,509	71,516
Interest expense, net	(11,502)	(6,754)	(18,001)	(13,508)
(Loss) gain on sale of property and equipment	(1,797)	12,319	(2,912)	(10,164)
Other	16,164	595	16,759	5,502
Total other income, net	20,799	38,190	34,355	53,346

(Loss) income from continuing operations
before income taxes	(1,106,542)	206,971	293,402	582,187

Income taxes (benefit) (Note 7)	(544,069)	84,292	16,705	234,546

(Loss) income from continuing operations
available to common stockholders	(562,473)	122,679	276,697	347,641

Income from discontinued operations (Note 4)	-	-	-	-

Net (loss) income available to common stockholders	$ (562,473)	$ 122,679	$ 276,697	$ 347,641

(Loss) earnings per share of common stock -
basic and diluted (Note 8)
Continuing operations	$ (0.02)	$ 0.00	$ 0.01	$ 0.01
Discontinued operations	0.00	0.00	0.00	0.00
Net (loss) income	$ (0.02)	$ 0.00	$ 0.01	$ 0.01

Weighted average common shares and
equivalents used in the calculations
of (loss) earnings per share
Basic	26,336,064	26,613,750	26,313,124	26,771,237
Diluted	26,336,064	26,752,708	26,364,166	26,903,107

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003

Cash flows from operating activities
Income from continuing operations available
to common stockholders	$ 276,697	$ 347,641
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	987,335	738,109
Deferred income taxes	7,823	188,455
Loss on sale of property and equipment	2,912	10,164
Cash (used by) provided from changes in
Accounts receivable and accrued billings	(168,274)	(3,595,902)
Contracts receivable	143,467	(2,133,206)
Costs and estimated earnings in excess
of billings on uncompleted contracts	(1,170,658)	(296,169)
Land and land development costs	(17,691)	(239,436)
Land held for sale	-	108,674
Residential properties under construction	361,436	(612,819)
Income taxes recoverable	(4,005)	16,555
Prepaid expenses and other assets	(474,140)	(330,535)
Accounts payable and accrued liabilities	907,135	2,535,722
Billings in excess of costs and estimated
earnings on uncompleted contracts	(115,520)	45,959
Income taxes payable	-	24,062
Net cash provided by (used in) operating activities
of continuing operations	736,517	(3,192,726)
Net cash used in operating activities
of discontinued operations	(35,097)	-
Net cash provided by (used in) operating activities	701,420	(3,192,726)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	49,500	44,110
Proceeds from notes receivable	18,724	114,607
Issuance of notes receivable	-	(21,211)
Net purchases of investment securities	-	(15,351)
Purchases of property and equipment	(2,457,261)	(2,514,022)
Cash surrender value of life insurance	6,928	5,719
Net cash used in investing activities
of continuing operations	(2,382,109)	(2,386,148)

Cash flows from financing activities
Proceeds from the exercise of stock options	36,458	-
Net (repayments) borrowings on note payable to bank	(348,989)	1,154,827
Purchase of treasury stock	(56,403)	(453,979)
Net cash (used in) provided by financing activities
of continuing operations	(368,934)	700,848

Net decrease in cash and cash equivalents	(2,049,623)	(4,878,026)
Cash and cash equivalents at beginning of period	5,045,463	7,405,342
Cash and cash equivalents at end of period	$ 2,995,840	$2,527,316

Supplemental disclosure of cash flow information
Income taxes paid	$ 14,126	$ 14,500
Interest paid	2,651	2,866

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

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

Note 3 - Contracts Receivable

Contracts receivable represent revenue recognized on a portion of the value of contracts for sale on condominium units, which establish buyers' commitments to purchase that are backed by their non-refundable earnest money deposits.  As of June 30, 2004 and December 31, 2003, contracts receivable had a balance of $3,589,400 and $3,732,867, respectively.

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

The Company has reached an agreement with two other PRPs at the Site (Combustion Engineering, Inc. and Blue Tee Corp.) under which the group has agreed with the EPA to undertake, finance and perform the Engineering Evaluation/Cost Analysis ("EE/CA") study at the Site, with the members of the group sharing equally the costs of this work, subject to re-allocation of such costs among group members after completion of the EE/CA.  The Company believes that completion of the EE/CA process will extend until the winter of 2004-2005, whereupon the EPA will decide whether additional response action (remediation) may be necessary.  Effective August 5, 2004, the Company, Blue Tee and Combustion Engineering have entered into an Administrative Order on Consent with the EPA under which the group will undertake, finance and perform the EE/CA.  The group has secured bids from several contractors to perform the EE/CA work and is currently pursuing a contract with one of the bidders. Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs.  In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors, including their respective contributions to the alleged contamination and their ability to pay.

It is impossible at this stage to estimate the total costs of investigation and remediation at the Site due to various factors, including the scope of the EE/CA study to be negotiated with the EPA, incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination and the selection of alternative remedies and changes in clean-up standards.  In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of June 30, 2004, the Company incurred actual investigation and professional services costs of $117,693 and its reserve balance for the EE/CA study process is $93,283 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is also investigating whether any cost incurred would be covered by insurance although specific coverage has not yet been identified.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	June 30,	December 31,
	2004	2003
(unaudited)
Total assets of discontinued
operations	$ -	$ -

Current liabilities
Reserve for remediation	$ 93,283	$ 128,380

Total liabilities of discontinued
operations	$ 93,283	$ 128,380

There were no results from discontinued operations in any of the three or six month periods ended June 30, 2004 and 2003.

Note 5 - Note Payable to Bank

In April 2002, the Company entered into a $6,000,000 construction loan agreement, in favor of Wachovia Bank, N.A., to finance the development of condominium projects. A portion of the loan, up to $1,500,000, may be used for the working capital needs of the Company.  Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (3.27% and 3.07% at June 30, 2004 and December 31, 2003, respectively). The proceeds from the sales of the condominiums are used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is secured by an agreement not to further encumber said condominium projects. Borrowings outstanding under this agreement were $1,578,923 as of December 31, 2003. There were no borrowings outstanding under this loan agreement as of June 30, 2004 and the full amount was available to the Company. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of June 30, 2004 and December 31, 2003.

Interest costs related to the construction of condominiums were capitalized. During the six month periods ended June 30, 2004 and 2003 the Company capitalized interest costs of $41,626 and $24,496, respectively.  During the three month periods ended June 30, 2004 and 2003 the Company capitalized interest costs of $24,078 and $14,564, respectively.

On January 30, 2004, the Company entered into a $2,600,000 term loan agreement, in favor of Wachovia Bank, N.A., to finance purchases of electrical construction equipment.  The Company may only borrow funds under the loan during the draw period, January 30, 2004 through September 30, 2004. During the draw period, the Company is obligated to make monthly payments of accrued interest only.  As of the end of the draw period, on September 30, 2004 (the "conversion date"), the loan will be payable in monthly payments of principal equal to 1/36 of the outstanding principal balance of the loan at the conversion date, plus accrued interest for 36 consecutive months.  The annual interest rate is equal to the "LIBOR Market Index Rate" plus one and nine-tenths percent (3.27% at June 30, 2004).  The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $1,229,934 as of June 30, 2004 and the amount available for additional borrowing as of the same date was $1,370,066. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of June 30, 2004.

Note 6 - Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of June 30, 2004, outstanding performance bonds issued on behalf of the Company's electrical construction subsidiary amounted to approximately $9,800,000.

Note 7 - Income Taxes

At June 30, 2004, the Company had tax net operating loss carryforwards of approximately $2,710,000 available to offset future taxable income, which if unused will expire from 2009 through 2022.  The Company has alternative minimum tax credit carryforwards of approximately $306,000, which are available to reduce future Federal income taxes over an indefinite period.

The Company's effective tax rate for the six months ended June 30, 2004 was 5.7%, calculated based on the estimated annual operating results for the year.  During the three months ended June 30, 2004, the Company recorded a tax benefit of $544,069 to adjust the cumulative tax provision for the six months ended June 30, 2004 to reflect the estimated effective tax rate for the year.

Note 8 - Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net (loss) income available to common stockholders	$ (562,473)	$ 122,679	$ 276,697	$ 347,641

Weighted average common shares issued	26,363,444	26,874,307	26,326,813	27,083,136

Less: Weighted average treasury stock shares	(27,380)	(260,557)	(13,689)	(311,899)

Weighted average common shares outstanding, net	26,336,064	26,613,750	26,313,124	26,771,237

Basic (loss) earnings per share of common stock	$(0.02)	$0.00	$0.01	$0.01

Weighted average dilutive shares from stock option plan	--	138,958	51,042	131,870

Weighted average common shares outstanding including dilutive shares	26,336,064	26,752,708	26,364,166	26,903,107

Diluted (loss) earnings per share of common stock	$(0.02)	$0.00	$0.01	$0.01

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million.   The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  During the three month period ended June 30, 2004, the Company repurchased 98,308 shares of its Common Stock at a cost of $56,403 (average cost of $0.57 per share) which represents all of the shares repurchased in 2004. As of June 30, 2004, the total number of shares repurchased under the Repurchase Plan was 1,454,277 at a cost of $732,348 (average cost of $0.50 per share) and the remaining number of shares the Company is authorized to repurchase under the Repurchase Plan is 1,045,723. The Company currently holds the repurchased stock as Treasury Stock, reported at cost.

Note 9 - Business Segment Information

The Company is primarily involved in two lines of business, electrical construction and real estate development.  There were no material amounts of sales or transfers between lines of business and no material amounts of foreign sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the six months ended June 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Sales from operations to unaffiliated customers
Electrical construction	$15,957,277	$15,850,579
Real estate development	3,864,833	2,385,207
Total	$19,822,110	$18,235,786

Operating income
Electrical construction	$ 514,183	$ 1,315,625
Real estate development	873,903	307,117
Total operating income	1,388,086	1,622,742

Other income, net	34,355	53,346
General corporate expenses	(1,129,039)	(1,093,901)
Income from continuing operations before income taxes	$ 293,402	$ 582,187

The following table sets forth certain segment information for the three months ended June 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Sales from operations to unaffiliated customers
Electrical construction	$ 6,685,343	$ 8,897,680
Real estate development	876,062	1,657,762
Total	$ 7,561,405	$10,555,442

Operating (loss) income
Electrical construction	$ (714,330)	$ 466,627
Real estate development	168,018	264,757
Total operating (loss) income	(546,312)	731,384

Other income, net	20,799	38,190
General corporate expenses	(581,029)	(562,603)
(Loss) income from continuing operations before income taxes	$(1,106,542)	$ 206,971

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment.  Operating income excludes interest expense, interest income and income taxes. General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense.

The following table sets forth certain segment information as of the dates indicated:

	June 30, 2004	December 31, 2003
	(unaudited)
Identifiable assets:
Electrical construction	$14,835,471	$11,988,779
Real estate development	5,685,842	6,157,845
Corporate	4,237,265	5,947,673
Total	$24,758,578	$24,094,297

Note 10 - The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, treasury shares or shares purchased on the open market.  The exercise price under such grants, if applicable, will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  Any options granted under the Plan must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during the six month periods ended June 30, 2004 and 2003.  As of June 30, 2004, 77,001 options were outstanding.

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Plan.  Accordingly, no compensation cost has been recognized in the consolidated financial statements during the six month periods ended June 30, 2004 and 2003.  Had the Company used the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, the Company's net income would not have changed for the six month periods ended June 30, 2004 and 2003.

Note 11 - Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and a revised interpretation of FIN 46 ("FIN 46-R") was issued in December 2003.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. FIN 46-R is effective for the interim periods ending March 31, 2004 or thereafter for all new or existing arrangements. The adoption of FIN 46 and FIN 46-R did not have a significant impact on the financial position or results of operations of the Company.

In March 2004, the Securities and Exchange Commission (the "SEC") released SEC Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments".  SAB No. 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States of America to loan commitments that relate to the origination of mortgage loans that will be held for resale.  SAB No. 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value.  Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding.  SAB No. 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing.  In addition, SAB No. 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies.  SAB No. 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004.  Adoption of this SAB did not have a significant impact on the financial position or results of operations of the Company.

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

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved.  Our actual results may differ materially from what we currently expect.  Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; ability to acquire land; ability to obtain additional construction financing; adverse weather; natural disasters; and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

Overview

The Company's revenue from electrical construction operations increased slightly in the first six months of 2004 when compared to the same period in the prior year, while it decreased in the three months ended June 30, 2004 compared to the like period in 2003, mainly due to a decrease in demand for electrical construction services. We can not project the levels of future demand for construction services. On May 25, 2004, the Company announced the immediate future of the electrical construction business may be affected by recent operational issues with respect to two of its major customers, one of which resulted in the termination of one electrical construction contract as more fully described in the Company's Current Report on Form 8-K dated May 25, 2004.  For the time being, the Company is unable to bid on future contracts with this customer.  With respect to the other customer, the Company continues to receive work orders under existing contracts, but may be temporarily limited in its ability to bid on certain new contracts.  Operating margins of the electrical construction operations decreased significantly for both the six months and three months ended June 30, 2004.  The decrease is primarily attributable to a single electrical construction contract (now completed) on which the Company encountered unforeseen operational difficulties in the second quarter of 2004.

Revenues and operating income from the real estate development operations increased significantly in the first six months of 2004 when compared to the same period in 2003, mainly due to an increased number of higher-margin condominium units under construction.  Although the Company believes the market remains strong for its condominium development projects, revenues from the real estate development operations are expected to decline in the second half of 2004 pending commencement of construction on two planned projects, Oak Park and Pineapple House, described in the Results of Operations section below, each of which is larger than any of the Company's prior condominiums.  Revenues from these planned projects are expected to commence in late 2004 or early 2005.  Since both projects are still in the permitting phase, there can be no assurance as to specific timing.

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

The Company believes the current assumptions and other considerations used to estimate the total costs are appropriate.  However, if actual experience differs from the assumptions and other considerations used in estimating total costs, the resulting change could have an adverse effect on the Company's results of operations.  For example, if a 5% unfavorable change in total estimated costs had occurred, after-tax income from continuing operations for the six months ended June 30, 2004 would have decreased $239,904.

If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

  Percentage of Completion - Real Estate Development Segment

Given our then limited experience in condominium development, the initial condominium development project was accounted for under the deposit method, thus deferring the recognition of related revenue and expenses until the project was complete and the underlying titles were transferred to the buyers.

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

Because of the general invariability of costs of fixed-price construction contracts, the Company believes that a material difference in total actual project costs versus total estimated project costs is unlikely, although possible.  As of June 30, 2004, all real estate condominium projects being accounted for under the percentage of completion method of accounting were complete.  As a result, after-tax income from continuing operations for the six months ended June 30, 2004 would not have changed from any adverse circumstances affecting previously estimated total project costs.

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

As of June 30, 2004, the deferred tax asset was largely comprised of net operating loss ("NOL") carryforwards which will expire from 2009 through 2022.  Based on historical experience and other various assumptions including forecasts of future taxable income and tax planning, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their respective expiration dates and therefore, did not record a valuation allowance against the deferred tax assets.  Had the Company forecasted an inability to utilize 5% of the NOL carryforwards, prior to their respective expiration dates, after-tax income from continuing operations for the six months ended June 30, 2004 would have decreased $46,070.

 Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the "EPA") that it is a potentially responsible party (a "PRP") with respect to possible investigation and removal activities at a mine that it had formerly owned.  Refer to note 4 of notes to the consolidated financial statements for a discussion on this matter.

In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", during the year ended December 31, 2003, the Company recognized a provision of $210,976 (within discontinued operations), which represents the Company's current estimate of remediation costs for this matter.  Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  In the current year, had the Company determined its estimate for the provision for remediation to be 5% in excess of its estimate recognized in the prior year, after-tax income from discontinued operations for the six months ended June 30, 2004 would have decreased $9,948.

Results of Operations

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the six months ended June 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Revenue
Electrical construction	$15,957,277	$15,850,579
Real estate development	3,864,833	2,385,207
Total	$19,822,110	$18,235,786

Operating income
Electrical construction	$ 514,183	$ 1,315,625
Real estate development	873,903	307,117
Total	$ 1,388,086	$ 1,622,742

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment.  Operating income excludes interest expense, interest income and income taxes.

Continuing Operations

  Revenues

Total revenues in the six months ended June 30, 2004 increased by 8.7% to $19,822,110, compared to $18,235,786 in the six months ended June 30, 2003.

Electrical construction revenues increased by $106,698, or 0.7% in the six months ended June 30, 2004 to $15,957,277 from $15,850,579 in the six months ended June 30, 2003.

Revenues recognized by the real estate development operations for the six months ended June 30, 2004 were $3,864,833 compared to $2,385,207 for the six months ended June 30, 2003, an increase of 62.0%.  This increase was mainly a result of having a greater number of condominium units under construction during the six months ended June 30, 2004, when compared to the like period in 2003.

In June 2004, the real estate development operations' third project, "Cape Club", a sixteen-unit oceanfront condominium development located in Cape Canaveral, Florida was completed and nine units previously under contract for sale were closed. The remaining units closed in July 2004.  Cape Club was accounted for under the percentage of completion method as described in the above Critical Accounting Policies and Estimates.

"Oak Park", a townhouse-style condominium project in Cape Canaveral, Florida is currently in the planning/permitting phase.  Preliminary plans call for a forty-unit complex to be built, all of which have been reserved with refundable deposits.

The Company's most recent plans are to develop a river-view residential complex on a two-acre parcel in Melbourne, Florida, acquired in January 2003 for approximately $1 million. Initial plans call for a multi-phase development named "Pineapple House", with the first phase comprised of a thirty-three--unit luxury river-view condominium complex. Future proposed phases adjoining the first phase include two additional buildings containing twenty-two residential units each. On June 22, 2004, the Company received site plan approval for the project from the City of Melbourne. Commencement of construction is dependent upon the receipt of required permits and approvals.

  Operating Results

Electrical construction operations had an operating income of $514,183 in the six months ended June 30, 2004, compared to an operating income of $1,315,625 during the six months ended June 30, 2003, a decrease of 60.9%.  As a percentage of revenue, operating margins on electrical construction operations decreased to 3.2% for the six months ended June 30, 2004 from 8.3% for the six months ended June 30, 2003.  This decrease in operating results is primarily attributable to a single electrical contract (now completed) on which the Company encountered unforeseen operational difficulties in the second quarter of 2004. The Company's electrical construction subsidiary is customarily involved in a limited number of projects at any one given time.  Therefore, operating results can vary significantly from period to period depending upon the number of projects underway in any period and the particular operating characteristics of such projects.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At June 30, 2004, the approximate value of uncompleted contracts was $4,700,000 compared to $4,900,000 at June 30, 2003.

Real estate development operations had an operating income of $873,903 in the six months ended June 30, 2004, compared to $307,117 in the six months ended June 30, 2003, an increase of $566,786.  As a percentage of revenue, operating margins increased to 22.6% for the six months ended June 30, 2004 from 12.9% for the six months ended June 30, 2003.  The increase in operating margin was due to both an increase in the number of units under construction and an increased margin on such units. Operating margins from real estate development operations are expected to vary due to the type and number of projects under construction at any given time and each respective project's estimated operating margin.

As of June 30, 2004, the real estate development operations had no backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) compared to approximately $7,900,000 as of June 30, 2003. Although real estate development operations currently has no backlog, previously mentioned projects awaiting approval of construction may have a material impact on future backlog.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $19,563,063 in the six months ended June 30, 2004 from $17,706,945 in the six months ended June 30, 2003, an increase of 10.5%.

Electrical construction costs increased to $14,429,031 in the six months ended June 30, 2004 from $13,760,331 in the six months ended June 30, 2003, an increase of 4.9%.  The increase in costs was primarily attributable to costs incurred on a single electrical contract (now completed) on which the Company encountered unforeseen operational difficulties.

Costs of the real estate development operations increased to $2,722,941 for the six months ended June 30, 2004 from $1,931,526 for the six months ended June 30, 2003, an increase of 41.0%.  This increase was primarily due to an increase in construction costs as a result of a greater volume of condominium units under construction during the six months ended June 30, 2004, when compared to the same period in 2003.

Depreciation and amortization was $987,335 in the six months ended June 30, 2004, compared to $738,109 in the six months ended June 30, 2003.  The increase in depreciation and amortization was primarily a result of an increase in capital expenditures made in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each respective segment for the six months ended June 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Electrical construction	$ 68,550	$ 66,432
Real estate development	262,238	139,826
Corporate	1,092,968	1,070,721
Total	$1,423,756	$1,276,979

In the six months ended June 30, 2004, total SG&A expenses increased by 11.5% when compared to the like period in 2003.  The increase was mainly due to an increased volume of activity in the real estate development operations during the six months ended June 30, 2004, when compared to the same period in 2003.  SG&A expenses, as a percentage of revenue, increased to 7.2% in the six months ended June 30, 2004 from 7.0% in the six months ended June 30, 2003.

  Income Taxes

The provision for income taxes was $16,705 in the six months ended June 30, 2004, an effective tax rate of 5.7%, which is the Company's expected tax rate for the year ended December 31, 2004, as compared to $234,546 in the six months ended June 30, 2003, an effective tax rate of 40.3%. The effective tax rate differs from the statutory rate for the six months ended June 30, 2004, largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year. For the six months ended June 30, 2003, the effective tax rate differs from the statutory rate primarily due to state income taxes.

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

There were no results from discontinued operations in each of the six month periods ended June 30, 2004 and 2003.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the three months ended June 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Revenue
Electrical construction	$ 6,685,343	$ 8,897,680
Real estate development	876,062	1,657,762
Total	$ 7,561,405	$10,555,442

Operating (loss) income
Electrical construction	$ (714,330)	$ 466,627
Real estate development	168,018	264,757
Total	$ (546,312)	$ 731,384

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment.  Operating income excludes interest expense, interest income and income taxes.

Continuing Operations

  Revenues

Total revenues in the three months ended June 30, 2004 decreased by 28.4% to $7,561,405, compared to $10,555,442 in the three months ended June 30, 2003.

Electrical construction revenues decreased by 24.9% in the three months ended June 30, 2004 to $6,685,343 from $8,897,680 in the three months ended June 30, 2003.  This decrease was primarily attributable to a decrease in both transmission line construction and fiber optic projects as a result of a decline in the demand for electrical construction services and, to a significantly lesser extent, the termination of an ongoing electrical construction contract because of operational issues, as more fully described in the Company's Current Report on Form 8-K dated May 25, 2004.

Revenues recognized by the real estate development operations for the three months ended June 30, 2004 were $876,062 compared to $1,657,762 for the three months ended June 30, 2003, a decrease of 47.2%.  This decrease was primarily due to the completion of Cape Club in the second quarter of 2004.

  Operating Results

Electrical construction operations had an operating loss of $714,330 in the three months ended June 30, 2004, compared to operating income of $466,627 during the three months ended June 30, 2003, a decrease of 253.1%.  As a percentage of revenue, operating margins on electrical construction operations decreased to (10.7)% for the three months ended June 30, 2004 from 5.2% for the three months ended June 30, 2003.  This decrease in operating results is primarily attributable to a single electrical contract (now completed) on which the Company encountered unforeseen operational difficulties in the second quarter of 2004.

Real estate development operations had operating income of $168,018 in the three months ended June 30, 2004, compared to $264,757 in the three months ended June 30, 2003, a decrease of 36.5%.  As a percentage of revenue, operating margins increased to 19.2% for the three months ended June 30, 2004 from 16.0% for the three months ended June 30, 2003. Although the operating margin as a percentage of revenue increased, overall operating income decreased due to the completion of Cape Club in the second quarter of 2004.

  Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $8,688,746 in the three months ended June 30, 2004 from $10,386,661 in the three months ended June 30, 2003, a decrease of 16.4%.

Electrical construction costs decreased to $6,880,757 in the three months ended June 30, 2004 from $8,010,733 in the three months ended June 30, 2003, a decrease of 14.1%.  The decrease in costs was primarily attributable to a decrease in the volume of the work performed by the Company.

Costs of the real estate development operations decreased to $647,912 for the three months ended June 30, 2004 from $1,286,795 for the three months ended June 30, 2003, a decrease of 49.7%.  This decrease was mainly due to the completion of Cape Club's construction during the second quarter of 2004.

Depreciation and amortization was $500,815 in the three months ended June 30, 2004, compared to $392,512 in the three months ended June 30, 2003.  The increase in depreciation and amortization was primarily a result of an increase in capital expenditures made in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each respective segment for the three months ended June 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Electrical construction	$ 36,295	$ 45,027
Real estate development	57,324	101,563
Corporate	565,643	550,031
Total	$659,262	$696,621

In the three months ended June 30, 2004, total SG&A expenses decreased by 5.4% when compared to the like period in 2003.  The decrease was mainly due to lower selling costs incurred by the real estate development operations as a result of the completion of construction on Cape Club during the second quarter of 2004.  SG&A expenses, as a percentage of revenue, increased to 8.7% in the three months ended June 30, 2004 from 6.6% in the three months ended June 30, 2003, largely as a result of decreased revenue.

  Income Taxes

The income tax provision (benefit) was ($544,069) in the three months ended June 30, 2004, an effective tax (benefit) rate of (49.2)%, as compared to $84,292 in the three months ended June 30, 2003, an effective tax rate of 40.7%. The effective tax benefit rate for the three months ended June 30, 2004 was the rate required to cause the cumulative tax provision for the six months ended June 30, 2004 to reflect the Company's estimated effective tax rate for the year ended December 31, 2004.  The effective tax rate for the three months ended June 30, 2003 differs from the statutory rate largely due to state income taxes.

Discontinued Operations

There were no results from discontinued operations in each of the three month periods ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Working Capital Analysis

Cash and cash equivalents at June 30, 2004 were $2,995,840 as compared to $5,045,463 at December 31, 2003. Working capital of continuing and discontinued operations at June 30, 2004 was $10,230,774, compared to $10,565,493 at December 31, 2003.  The Company's ratio of current assets to current liabilities (including continuing and discontinued operations) increased slightly to 3.8:1 at June 30, 2004, from 3.6:1 at December 31, 2003.

Cash Flow Analysis

Net cash flows for each of the six month periods ended June 30 were as follows:

	2004	2003
	(unaudited)	(unaudited)
Operating activities	$ 701,420	$(3,192,726)
Investing activities	(2,382,109)	(2,386,148)
Financing activities	(368,934)	700,848
Net decrease in cash and cash equivalents	$(2,049,623)	$(4,878,026)

  Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Net cash provided by operating activities during the six months ended June 30, 2004 was $701,420, compared to $3,192,726 of net cash used during the same period in 2003.  Changes in the accounts receivable and accrued billings used $168,274 of cash during the six months ended June 30, 2004, compared to cash used of $3,595,902 during the six months ended June 30, 2003. This significant decrease in cash usage by accounts receivable and accrued billings in the six months ended June 30, 2004 when compared to the same period in the prior year, was primarily due to an increase of cash collected in the first six months of 2004 related to outstanding accounts receivable of the electrical construction operations when compared to cash collections in the same period of the prior year.  Changes in the contracts receivable of the real estate development operations provided $143,467 of cash in the first six months of 2004, compared to $2,133,206 of cash used in the same period of the prior year.  The significant increase in cash provided by contracts receivable was mainly due to the cash collected in the first six months of 2004 from the majority of Cape Club's contracts receivable, due to the completion of Cape Club in June 2004.  There were no collections of contracts receivable in the same period of 2003.  Changes in the accounts payable and accrued liabilities provided cash of $907,135 during the first six months of 2004, compared to $2,535,722 of cash provided during the same period in 2003, primarily due to a greater number of electrical construction projects starting construction in the first six months of 2003 when compared to the same period in 2004.

  Investing Activities

Net cash used by investing activities in the six months ended June 30, 2004 was $2,382,109, compared to $2,386,148 of cash used in the like period of 2003. This slight decrease in cash usage by the Company's investing activities during the first six months of 2004, when compared to the same period in 2003, was primarily the result of a slight decrease of capital expenditures in the first six months of 2004 to $2,457,261 from $2,514,022 for the same period in 2003.  The majority of capital expenditures are attributable to purchases of machinery and equipment by the Company's electrical construction segment which were prompted by an increase in the volume of work performed and an effort to reduce future equipment rental expense. Total capital expenditures in 2004 are expected to approximate $4.5 million, which the Company anticipates funding through existing cash reserves and its new term loan with Wachovia Bank, N.A., as described in note 5 of notes to the consolidated financial statements.

  Financing Activities

Net cash used by financing activities in the six months ended June 30, 2004 was $368,934, compared to $700,848 of cash provided in the same period in 2003. This increase in cash used by financing activities in the first six months of 2004, relative to the comparable period in the prior year, was primarily due to the repayment of the real estate construction loan (refer to note 5 of notes to the consolidated financial statements), which was partially offset by additional borrowings on the electrical construction operations term loan (refer to note 5 of notes to the consolidated financial statements) during the six months ended June 30, 2004. Proceeds from the closing of units at Cape Club, the majority of which were received in the second quarter of 2004, were used to repay the real estate construction loan.

In the six months ended June 30, 2004 and 2003, the Company used cash in the amount of $56,403 and $453,979, respectively, to purchase Treasury Stock (98,308 and 857,134 shares of Common Stock at an average cost of $0.57 and $0.53 per share, respectively for the six months ended June 30, 2004 and 2003) pursuant to the Common Stock Repurchase Plan as described in note 8 of notes to the consolidated financial statements.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

On January 30, 2004, the Company entered into a term loan in the amount of $2,600,000, as described in note 5 of notes to the consolidated financial statements, to finance a portion of the electrical construction operations anticipated capital expenditures for the current year. As of August 2, 2004, draws in the amount of $1,908,934 have been made on the aforementioned loan and $691,066 is available for additional borrowing.

The Company currently has a real estate construction loan (see note 5 of notes to the consolidated financial statements) in favor of Wachovia Bank, N.A. As of August 2, 2004, there were no borrowings outstanding under said loan and $6,000,000 is available for borrowing, of which $1,500,000 can be used for the working capital needs of the Company.

The Company's credit facilities require it to comply with various covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  As of June 30, 2004, the Company was in compliance with all such covenants.  However, there can be no assurance that the Company will be able to sustain compliance with said covenants and therefore could risk either a reduction or elimination of its present credit facilities.  The Company believes that its present ability to borrow, with the consent of its current lender, is greater than its established credit facilities in place.  However, no assurance can be given as to the terms, availability or cost of any future financing the Company may need.

Forecast

The Company anticipates its cash on hand, cash flows from operations and credit facilities will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for at least the next twelve months.  However, the Company's revenues, results of operations and cash flows as well as its ability to seek additional financing may be negatively impacted by factors including, but not limited to, a decline in demand for electrical construction services and/or condominiums in the markets served and general economic conditions, heightened competition, availability of construction materials, increased interest rates and adverse weather conditions.

Contractual Obligations

The following table summarizes the Company's future aggregate contractual obligations at June 30, 2004:

	Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years

Operating leases (1)	$1,084,023	$ 170,862	$145,134	$425,872	$342,155
Purchase obligations (2)	5,064,231	4,167,321	423,650	473,260	--

Total	$6,148,254	$4,338,183	$568,784	$899,132	$342,155

(1)	On June 7, 2004, the Company entered into a new lease agreement for its corporate headquarters with Hibiscus Office Park, LLC.

(2)	$1,523,180 is included in the consolidated balance sheet as of June 30, 2004 within the accounts payable and accrued liabilities section.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer ("CEO"), and Stephen R. Wherry, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004 and each has concluded that such disclosure controls and procedures are sufficiently effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in internal controls

No changes in the Company's internal controls over financial reporting occurred during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2004 to provide reasonable assurance that the objectives of the disclosure control system were met.

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

The Company has reached an agreement with two other PRPs at the Site (Combustion Engineering, Inc. and Blue Tee Corp.) under which the group has agreed with the EPA to undertake, finance and perform the Engineering Evaluation/Cost Analysis ("EE/CA") study at the Site, with the members of the group sharing equally the costs of this work, subject to re-allocation of such costs among group members after completion of the EE/CA.  The Company believes that completion of the EE/CA process will extend until the winter of 2004-2005, whereupon the EPA will decide whether additional response action (remediation) may be necessary.  Effective August 5, 2004, the Company, Blue Tee and Combustion Engineering have entered into an Administrative Order on Consent with the EPA, under which the group will undertake, finance and perform the EE/CA.  The group has secured bids from several contractors to perform the EE/CA work and is currently pursuing a contract with one of the bidders. Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs.  In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors, including their respective contributions to the alleged contamination and their ability to pay.

It is impossible at this stage to estimate the total costs of investigation and remediation at the Site due to various factors, including the scope of the EE/CA study to be negotiated with the EPA, incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination and the selection of alternative remedies and changes in clean-up standards.  In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of June 30, 2004, the Company incurred actual investigation and professional services costs of $117,693 and its reserve balance for the EE/CA study process is $93,283 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is also investigating whether any cost incurred would be covered by insurance although specific coverage has not yet been identified.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table sets forth information regarding the Company's purchases of its Common Stock on a monthly basis during the second quarter of 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 through April 30, 2004	--	--	--	1,144,031
May 1, 2004 through May 31, 2004	64,408	$0.57	64,408	1,079,623
June 1, 2004 through June 30, 2004	33,900	$0.58	33,900	1,045,723
Total	98,308	$0.57	98,308	--

(1) On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million. Over the course of the Plan, through June 30, 2004, the Company has repurchased 1,454,277 shares of its Common Stock at a cost of $732,348 (average cost of $0.50 per share). The Company may repurchase its shares either in the open market or through private transactions.  The timing of repurchases and the volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on May 25, 2004.

(b) At the Annual Meeting of Stockholders, the shareholders voted to elect the following seven directors to the Board of Directors.  Set forth below are the votes cast in the election of directors:

Directors	Votes For	Votes Withheld

Thomas E. Dewey, Jr.	21,222,057	1,898,990
Harvey C. Eads, Jr.	21,226,807	1,894,240
John P. Fazzini	21,102,705	2,018,342
Danforth E. Leitner	21,104,635	2,016,412
Al Marino	21,419,430	1,701,617
Dwight W. Severs	21,226,857	1,894,190
John H. Sottile	20,963,034	2,158,013

(c) The shareholders also voted to ratify the appointment of KPMG LLP as Independent Certified Public Accountants for the Company for the year ending December 31, 2004 with 21,627,014 votes cast for, 1,311,696 votes cast against, 182,137 votes abstained and 0 broker non-votes.

A shareholder proposal on shareholder approval of the Company's rights plan was rejected, with 5,716,849 votes cast against, 3,782,212 cast for, 187,443 abstained and 13,434,543 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits in accordance with the provisions of Item 601 of Regulation S-K

10.1	Lease agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*

 These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

(b) Reports on Form 8-K

The Registrant filed with the Commission a Current Report on Form 8-K on May 14, 2004, reporting its financial results for the three months ended March 31, 2004.

The Registrant filed with the Commission a Current Report on Form 8-K on May 25, 2004, reporting the statement made by the Company's Chairman of the Board of Directors, President and Chief Executive Officer at the 2004 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDFIELD CORPORATION (Registrant)

Dated:   August 12, 2004

/s/John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director.

/s/Stephen R. Wherry (Stephen R. Wherry) Vice President, Treasurer, Assistant Secretary and Chief Financial Officer.