Form 10-Q
period 2004-09-30
GOLDFIELD CORP
filed 2004-11-12
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

 Form 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2004

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

 Yes        No  X

     As of November 3, 2004, 26,209,468 shares of the Registrant's common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2004

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,417,401	$5,045,463
Restricted cash - discontinued operations (Note 3)	35,128	-
Accounts receivable and accrued billings	5,409,561	4,043,255
Contracts receivable (Note 2)	-	3,732,867
Current portion of notes receivable	37,915	42,969
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,332,360	704,413
Deferred income taxes	173,584	194,492
Income taxes recoverable	29,611	37,658
Residential properties under construction	-	361,436
Prepaid expenses	497,608	514,716
Other current assets	25,812	7,132
Total current assets	13,958,980	14,684,401
Property, buildings and equipment, net	8,645,625	5,911,013
Notes receivable, less current portion	540,611	570,061
Deferred charges and other assets
Deferred income taxes, less current portion	809,131	1,058,581
Land and land development costs	1,478,046	1,438,965
Cash surrender value of life insurance	300,195	309,939
Other assets	93,177	121,337
Total deferred charges and other assets	2,680,549	2,928,822
Total assets	$25,825,765	$24,094,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,769,496	$2,296,085
Billings in excess of costs and estimated
earnings on uncompleted contracts	132,714	115,520
Current portion of note payable to bank (Note 4)	866,667	1,578,923
Current liabilities of discontinued operations (Note 3)	102,186	128,380
Total current liabilities	3,871,063	4,118,908
Note payable to bank, less current portion (Note 4)	1,733,333	-
Total liabilities	5,604,396	4,118,908
Commitments and contingencies (Notes 3 and 5)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,736,771
and 27,570,104 shares issued at September 30, 2004
and December 31, 2003, respectively	2,773,677	2,757,010
Capital surplus	18,472,539	18,452,748
Accumulated deficit	(243,260)	(539,704)
Total	21,002,956	20,670,054
Less common stock in treasury, at cost; 1,527,303
and 1,373,327 shares at September 30, 2004 and
December 31, 2003, respectively	781,587	694,665
Total stockholders' equity	20,221,369	19,975,389
Total liabilities and stockholders' equity	$25,825,765	$24,094,297

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenue
Electrical construction	$ 7,262,905	$ 4,539,399	$23,220,182	$20,389,978
Real estate development	-	2,274,742	3,864,833	4,659,949
Total revenue	7,262,905	6,814,141	27,085,015	25,049,927

Costs and expenses
Electrical construction	5,877,255	4,236,547	20,306,285	17,996,878
Real estate development	35,756	1,677,775	2,758,697	3,609,302
Depreciation and amortization	553,939	433,418	1,541,275	1,171,527
Selling, general and administrative	515,371	647,689	1,939,127	1,924,667
Total costs and expenses	6,982,321	6,995,429	26,545,384	24,702,374

Other income, net
Interest income	21,716	15,876	60,225	87,392
Interest expense, net	(21,520)	(6,755)	(39,521)	(20,263)
Gain (loss) on sale of property and equipment	3,964	(2,352)	1,052	(12,516)
Other	33,198	1,066	49,958	6,568
Total other income, net	37,358	7,835	71,714	61,181

Income (loss) from continuing operations
before income taxes	317,942	(173,453)	611,345	408,734

Income taxes (benefit)	286,298	(81,335)	303,004	153,211

Income (loss) from continuing operations
available to common stockholders	31,644	(92,118)	308,341	255,523

Loss from discontinued operations	(11,897)	(121,384)	(11,897)	(121,384)

Net income (loss) available to common stockholders	$ 19,747	$ (213,502)	$ 296,444	$ 134,139

Earnings (loss) per share of common stock -
basic and diluted
Continuing operations	$ 0.00	$ 0.00	$ 0.01	$ 0.01
Discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$ 0.00	$ (0.01)	$ 0.01	$ 0.01

Weighted average common shares and
equivalents used in the calculations
of earnings (loss) per share
Basic	26,226,624	26,207,400	26,284,080	26,577,479
Diluted	26,271,388	26,377,563	26,333,279	26,726,190

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003

Cash flows from operating activities
Income from continuing operations available
to common stockholders	$ 308,341	$ 255,523
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	1,541,275	1,171,527
Deferred income taxes	270,358	68,828
(Gain) loss on sale of property and equipment	(1,052)	12,516
Cash (used by) provided from changes in
Accounts receivable and accrued billings	(1,366,306)	(1,440,444)
Contracts receivable	3,732,867	(2,479,149)
Costs and estimated earnings in excess
of billings on uncompleted contracts	(627,947)	60,561
Land and land development costs	(39,081)	(257,704)
Land held for sale		117,106
Residential properties under construction	361,436	793
Income taxes recoverable	8,047	(20,913)
Prepaid expenses and other assets	26,588	(229,358)
Accounts payable and accrued liabilities	473,411	664,946
Billings in excess of costs and estimated
earnings on uncompleted contracts	17,194	18,916
Net cash provided by (used in) operating activities
of continuing operations	4,705,131	(2,056,852)
Net cash provided by (used in) operating activities
of discontinued operations	(73,219)	74,366
Net cash provided by (used in) operating activities	4,631,912	(1,982,486)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	64,000	44,110
Proceeds from notes receivable	35,983	132,481
Issuance of notes receivable	(1,479)	(22,903)
Net purchases of investment securities	-	1,266,419
Purchases of property and equipment	(4,338,835)	(3,040,451)
Cash surrender value of life insurance	9,744	6,910
Net cash used in investing activities
of continuing operations	(4,230,587)	(1,613,434)

Cash flows from financing activities
Proceeds from the exercise of stock options	36,458	-
Net borrowings on note payable to bank	1,021,077	241,443
Purchase of treasury stock	(86,922)	(465,415)
Net cash provided by (used in) financing activities
of continuing operations	970,613	(223,972)

Net increase (decrease) in cash and cash equivalents	1,371,938	(3,819,892)
Cash and cash equivalents at beginning of period	5,045,463	7,405,342
Cash and cash equivalents at end of period	$ 6,417,401	$ 3,585,450

Supplemental disclosure of cash flow information
Income taxes paid	$ 14,146	$ 24,730
Interest paid	24,704	5,063

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

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

Note 2 -  Contracts Receivable

Contracts receivable represent revenue recognized on a portion of the value of contracts for sale on condominium units, which establish buyers' commitments to purchase that are backed by their non-refundable earnest money deposits.  As of September 30, 2004, there was no outstanding balance in contracts receivable compared to $3,732,867 at December 31, 2003.

The Company's real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

Note 3 -  Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

  Commitments and Contingencies Related to Discontinued Operations

On September 8, 2003, the United States Environmental Protection Agency (the "EPA") issued a special notice letter notifying the Company that it is a potentially responsible party (a "PRP"), along with three other parties, with respect to investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the "Site") in Stevens County, Washington, which the EPA may request that the Company, along with the other PRPs, perform or finance.  Specifically, the EPA has requested that the Company and three other PRPs undertake, perform, and finance an Engineering Evaluation and Cost Analysis or "EE/CA" for the Site. The primary purpose of an EE/CA is to determine the nature and scope of contamination, evaluate risks, and identify and evaluate a range of possible clean-up alternatives.  EPA retains the sole discretion to determine what, if any, clean up will ultimately be required based on the EE/CA.

The Company sold the Site property in 1964. The Company has commenced investigating the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA.  Based upon its investigation to date, the Company has determined that its operations at the Site were primarily exploratory and that the Company never engaged in any milling or other processing activities at the Site.  The Company's records reflect that between the years 1950 and 1952 it extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing.  The Site has changed owners several times since it was sold by the Company, and the Company believes that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

6

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the "Work Group") through which the Work Group has agreed how to perform and finance the EE/CA.  Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent ("AOC") with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA.  The Work Group members have further entered into a fixed fee contract with SECOR International to act as contractor to perform the EE/CA.  SECOR performed field work (sampling) during the month of October 2004.  Evaluation of data and preparation of a final EE/CA Report are expected to take an additional 60 to 90 days.  Completion of the EE/CA process will thus extend into the first quarter of 2005, whereupon the EPA will decide whether additional response action (remediation) may be necessary.

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

It is impossible at this stage to estimate the total costs of investigation and remediation at the Site due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination, EPA's future selection of cleanup standards for the Site, and, ultimately, EPA's selection of a preferred clean-up remedy.

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, in addition, this provision was increased by $23,589 during the three month period ended September 30, 2004. This increased the total provision to $234,565, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of September 30, 2004, the Company incurred actual investigation and professional services costs of $132,379 and its reserve balance for the EE/CA study process is $102,186 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is also investigating whether any cost incurred would be covered by insurance although specific coverage has not yet been identified.

7

The following table sets forth certain unaudited operating results of the discontinued operations for the three and nine months ended September 30, as indicated in the table below.  As the accruals for remediation expenses were recorded in the third quarter in each of the two years, amounts shown are the same for both the three and nine month periods.

	2004	2003

Net sales	$ -	$ -
Cost of sales	-	-
Depreciation	-	-
General and administrative expense	-	-
Provision for remediation	(23,589)(1)	(210,976)(2)
Operating (loss) income	(23,589)	(210,976)
Other income, net	-	-
(Loss) income from discontinued operations before income taxes	(23,589)	(210,976)
Income (taxes) benefit	11,692	89,592

(Loss) income from discontinued operations, net of tax	$(11,897)	$(121,384)

(1) Additional legal and professional fees incurred as of September 30, 2004.

(2) Includes $15,226 of legal and professional fees incurred as of September 30, 2003 and a $195,750 reserve for remediation

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	September 30,	December 31,
	2004	2003
	(unaudited)
Total assets of discontinued
operations	$ 35,128	$ -

Current liabilities
reserve for remediation	$102,186	$128,380

Total liabilities of discontinued
operations	$102,186	$128,380

Note 4 -  Note Payable to Bank

In April 2002, the Company entered into a $6,000,000 construction loan agreement, in favor of Wachovia Bank, N.A., to finance the development of condominium projects. A portion of the loan, up to $1,500,000, may be used for the working capital needs of the Company.  Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (3.74% and 3.07% at September 30, 2004 and December 31, 2003, respectively). The proceeds from the sales of the condominiums are used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company. The loan is guaranteed by the Company's electrical construction subsidiary and is secured by an agreement not to further encumber said condominium projects. Borrowings outstanding under this agreement were $1,578,923 as of December 31, 2003. There were no borrowings outstanding under this loan agreement as of September 30, 2004 and the full amount was available to the Company. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of September 30, 2004 and December 31, 2003.

8

Interest costs related to the construction of condominiums were capitalized. During the nine month periods ended September 30, 2004 and 2003 the Company capitalized interest costs of $41,626 and $43,447, respectively.  There were no interest costs capitalized during the three month period ended September 30, 2004 as compared to $18,951 of capitalized interest costs for the three month period ended September 30, 2003.

On January 30, 2004, the Company entered into a $2,600,000 term loan agreement, in favor of Wachovia Bank, N.A., to finance purchases of electrical construction equipment.  The Company may only borrow funds under the loan during the draw period, January 30, 2004 through September 30, 2004. During the draw period, the Company is obligated to make monthly payments of accrued interest only.  As of the end of the draw period, on September 30, 2004 (the "conversion date"), the loan will be payable in monthly payments of principal equal to 1/36 of the outstanding principal balance of the loan at the conversion date, plus accrued interest for 36 consecutive months.  The annual interest rate is equal to the "LIBOR Market Index Rate" plus one and nine-tenths percent (3.74% at September 30, 2004).  The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $2,600,000 as of September 30, 2004. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of September 30, 2004.

Note 5 - Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of September 30, 2004, outstanding performance bonds issued on behalf of the Company's electrical construction subsidiary amounted to approximately $13,324,000.

Note 6 - Income Taxes

At September 30, 2004, the Company had tax net operating loss carryforwards of approximately $2,390,000 available to offset future taxable income, which if unused will expire from 2014 through 2022.  The Company has alternative minimum tax credit carryforwards of approximately $302,000, which are available to reduce future Federal income taxes over an indefinite period.

The Company's effective tax rate for the nine months ended September 30, 2004 was 49.6%.  This is the Company's expected tax rate for the year ending December 31, 2004 which was calculated based on the estimated annual operating results for the year.  The effective tax rate differs from the statutory rate (34%) for the nine months ended September 30, 2004, largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year.

9

During the three months ended September 30, 2004, the Company recorded a tax provision of $286,298 to adjust the cumulative tax provision for the nine months ended September 30, 2004 in order to reflect the estimated effective tax rate for the year.  The effective tax rate of 90% for the three months ended September 30, 2004 (as opposed to the statutory rate of 34%) resulted from (1) a significant increase in estimated annual earnings from the estimate used at the end of the second quarter, which substantially increased the Company's annual projected effective rate and required an adjustment to the third quarter cumulative tax provision and (2) to a lesser extent, the effect of the amount of estimated expenses which are non-deductible for tax purposes.

Note 7 - Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Continuing Operations: Income (loss) from operations	$31,644	$ (92,118)	$308,341	$255,523
Discontinued Operations: (Loss) income from operations	(11,897)	(121,384)	(11,897)	(121,384)
Net income (loss) available to common stockholders	$19,747	$(213,502)	$296,444	$134,139

Weighted average common shares outstanding, net	26,226,624	26,207,400	26,284,080	26,577,479

Earnings (loss) per share-basic
Continuing Operations	$0.00	$0.00	$0.01	$0.01
Discontinued Operations	0.00	0.00	0.00	0.00
Net Income	$0.00	($0.01)	$0.01	$0.01

Weighted average dilutive shares from stock option plan	44,764	170,163	49,199	148,711

Weighted average common shares outstanding including dilutive shares	26,271,388	26,377,563	26,333,279	26,726,190
Earnings (loss) per share-diluted
Continuing Operations	$0.00	$0.00	$0.01	$0.01
Discontinued Operations	0.00	0.00	0.00	0.00
Net Income	$0.00	($0.01)	$0.01	$0.01

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million.  On September 29, 2004 the Board of Directors approved another one-year extension of the repurchase period (until September 16, 2005). The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  During the three month period ended September 30, 2004, the Company repurchased 55,668 shares of its Common Stock at a cost of $30,519 (average cost of $0.55 per share) and during the nine month period September 30, 2004, the Company repurchased 153,976 shares of its Common Stock at a cost of $86,922 (average cost of $0.56 per share). As of September 30, 2004, the total number of shares repurchased under the Repurchase Plan was 1,509,945 at a cost of $762,867 (average cost of $0.51 per share) and the remaining number of shares the Company is authorized to repurchase under the Repurchase Plan is 990,055. The Company currently holds the repurchased stock as Treasury Stock, reported at cost.

Note 8 - Business Segment Information

The Company is primarily involved in two lines of business, electrical construction and real estate development.  There were no material amounts of sales or transfers between lines of business and no material amounts of foreign sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the nine months ended September 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Sales from operations to unaffiliated customers
Electrical construction	$23,220,182	$20,389,978
Real estate development	3,864,833	4,659,949
Total	$27,085,015	$25,049,927

Operating income
Electrical construction	$ 1,350,014	$ 1,173,813
Real estate development	828,362	770,119
Total operating income	2,178,376	1,943,932

Other income, net	71,714	61,181
General corporate expenses	(1,638,745)	(1,596,379)
Income from continuing operations before income taxes	$ 611,345	$ 408,734

The following table sets forth certain segment information for the three months ended September 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Sales from operations to unaffiliated customers
Electrical construction	$7,262,905	$4,539,399
Real estate development	-	2,274,742
Total	$7,262,905	$6,814,141

Operating income (loss)
Electrical construction	$ 835,831	$ (141,812)
Real estate development	(45,541)	463,002
Total operating income (loss)	790,290	321,190

Other income, net	37,358	7,835
General corporate expenses	(509,706)	(502,478)
Income (loss) from continuing operations before income taxes	$ 317,942	$ (173,453)

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment.  Operating income excludes interest expense, interest income and income taxes.  General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense.  Operating income for each business segment, electrical construction and real estate development, is reconciled below in the respective nine month and three month sections of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth certain segment information as of the dates indicated:

	September 30, 2004	December 31, 2003
	(unaudited)
Identifiable assets:
Electrical construction	$16,985,910	$11,988,779
Real estate development	1,783,849	6,157,845
Corporate	7,056,006	5,947,673
Total	$25,825,765	$24,094,297

Note 9 - The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, treasury shares or shares purchased on the open market.  The exercise price under such grants, if applicable, will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  Any options granted under the Plan must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during the nine month periods ended September 30, 2004 and 2003.  As of September 30, 2004, 77,001 options were outstanding.

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Plan.  Accordingly, no compensation cost has been recognized in the consolidated financial statements during the nine month periods ended September 30, 2004 and 2003.  Had the Company used the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, the Company's net income would not have changed for the nine month periods ended September 30, 2004 and 2003.

Note 10 - Recent Accounting Pronouncements

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

Forward-Looking Statements

We make "forward looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words.  We have based these statements on our current expectations about future events.  Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved.  Our actual results may differ materially from what we currently expect.  Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; ability to acquire land; ability to obtain additional construction financing; adverse weather; natural disasters; and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

Overview

The four major hurricanes which struck Florida during the third quarter did not cause any material damage to any of the Company's properties and did not disrupt its business. As discussed below, the Company's electrical construction subsidiary obtained storm restoration assignments during the quarter.

The Company's revenue from electrical construction operations increased approximately 14% for the nine month period ending September 2004 and 60% for the three month period ended September 30, 2004 as compared to the same periods in the prior year.  These increases were mainly due to an increase in demand for electrical transmission services and emergency storm restoration work.  We cannot project the levels of future demand for construction services.  Operating margins of the electrical construction operations remained constant for the nine month period ending September 30, 2004 when compared to the like period in 2003, but increased significantly for the three month period ending September 2004 as compared to the same period in the prior year.  The improvement in operating margins for the three month period ended September 30, 2004 is primarily attributable to the combination of a negative margin in the three month period ended September 30, 2003 and a larger revenue base to absorb overhead in this period in 2004.  As previously reported on May 25, 2004, because of operational issues, the Company was limited in its ability to bid on certain new projects for two major customers.  This limitation has now been withdrawn by the significantly larger of such customers and we do not anticipate any material adverse impact on our operations from these issues.

Revenues from the real estate development operations decreased by approximately 17% in the first nine months of 2004 when compared to the same period in 2003, mainly as a result of having two projects under construction during the last three months of the period ended September 30, 2003 whereas no projects were under construction during the like 2004 period.  As a percentage of revenue, operating margins increased to 21% for the nine months ended September 30, 2004 from 16.5% for the nine months ended September 30, 2003.  Although the Company believes the market remains strong for its condominium development projects, due to the timing of our projects we will not recognize revenue from them until the first half of 2005.  In 2005, the Company plans to commence construction on two planned projects, Oak Park and Pineapple House, described in the Results of Operations section below, each of which is larger than any of the Company's prior condominiums.  Since both projects are still in the permitting phase, there can be no assurance as to specific timing with respect to the commencement of construction.

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

The Company believes the current assumptions and other considerations used to estimate the total costs are appropriate.  However, if actual experience differs from the assumptions and other considerations used in estimating total costs, the resulting change could have an adverse effect on the Company's results of operations.  For example, if a 5% unfavorable change in total estimated costs had occurred, after-tax income from continuing operations for the nine months ended September 30, 2004 would have decreased $138,231.

If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

  Percentage of Completion - Real Estate Development Segment

Our initial condominium project was accounted for under the deposit method due to our limited experience in condominium development business.  Accordingly, the recognition of related revenue and expenses was deferred until the project was complete and the underlying titles were transferred to the buyers.

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

Because of the general invariability of costs of fixed-price construction contracts, the Company believes that a material difference in total actual project costs versus total estimated project costs is unlikely.  As of September 30, 2004, all real estate condominium projects being accounted for under the percentage of completion method of accounting were complete.  As a result, after-tax income from continuing operations for the nine months ended September 30, 2004 would not have changed from any adverse circumstances affecting previously estimated total project costs.

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

As of September 30, 2004, the deferred tax asset was largely comprised of net operating loss ("NOL") carryforwards which will expire from 2014 through 2022.  Based on historical experience and other various assumptions including forecasts of future taxable income and tax planning, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their respective expiration dates and therefore, did not record a valuation allowance against the deferred tax assets.  Had the Company forecasted an inability to utilize 5% of the NOL carryforwards, prior to their respective expiration dates, after-tax income from continuing operations for the nine months ended September 30, 2004 would have decreased $40,630.

  Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the "EPA") that it is a potentially responsible party (a "PRP") with respect to possible investigation and removal activities at a mine that it had formerly owned.  Refer to note 3 of notes to the consolidated financial statements for a discussion on this matter.

In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", during the year ended December 31, 2003, the Company recognized a provision of $210,976 (within discontinued operations). As of September 30, 2004 the Company recognized an additional $23,589 ($11,897) net of taxes), which increases the current estimate for remediation costs to $234,565. Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  In the current year, had the Company determined its estimate for the provision for remediation to be 5% in excess of its estimate recognized in the prior year, after-tax income from discontinued operations for the nine months ended September 30, 2004 would have decreased $5,915.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the nine months ended September 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Revenue
Electrical construction	$23,220,182	$20,389,978
Real estate development	3,864,833	4,659,949
Total	$27,085,015	$25,049,927

Operating income
Electrical construction	$ 1,350,014	$ 1,173,813
Real estate development	828,362	770,119
Total	$ 2,178,376	$ 1,943,932

The table below is a reconciliation of the Company's operating income attributable to each of its ongoing lines of business for the nine months ended September 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Electrical construction
Revenue	$23,220,182	$20,389,978
Expenses
Cost of goods sold	20,306,285	17,996,878
Depreciation	1,480,910	1,128,735
SG&A	82,973	90,552
Total expenses	21,870,168	19,216,165
Operating income	$ 1,350,014	$ 1,173,813

Real estate development
Revenue	$ 3,864,833	$ 4,659,949
Expenses
Cost of goods sold	2,758,697	3,609,302
Depreciation	9,206	6,523
SG&A	268,568	274,005
Total expenses	3,036,471	3,889,830
Operating income	$ 828,362	$ 770,119

Continuing Operations

  Revenues

Total revenues in the nine months ended September 30, 2004 increased by 8.1% to $27,085,015, compared to $25,049,927 in the nine months ended September 30, 2003.

Electrical construction revenues increased by 13.9% to $23,220,182 in the nine months ended September 30, 2004 from $20,389,978 in the nine months ended September 30, 2003.

Revenues recognized by the real estate development operations for the nine months ended September 30, 2004 were $3,864,833 compared to $4,659,949 for the nine months ended September 30, 2003, a decrease of 17.1%.  This decrease resulted from having two projects under construction during the last three months of the period ended September 30, 2003 whereas no projects were under construction during the like 2004 period.

As of September 30, 2004, the real estate development operations' third project, "Cape Club", a sixteen-unit oceanfront condominium development located in Cape Canaveral, Florida was completed and all sixteen units previously under contract for sale were closed.  Cape Club was accounted for under the percentage of completion method as described in the above Critical Accounting Policies and Estimates.

"Oak Park", a townhouse-style condominium project in Cape Canaveral, Florida is currently in the permitting phase.  Plans call for a forty-unit complex to be built, all of which have been reserved with refundable deposits.  On September 22, 2004, the Company received site plan approval for the project from the City of Cape Canaveral.  Commencement of construction is dependent upon the receipt of required permits.

The Company's most recent plans are to develop a river-view residential complex on a two-acre parcel in Melbourne, Florida, acquired in January 2003 for approximately $1 million. Initial plans call for a multi-phase development named "Pineapple House", with the first phase comprised of an eight-story building containing thirty-three luxury river-view condominium units. Future proposed phases adjoining the first phase include two additional eight-story buildings containing twenty-two luxury river-view residential units each.  On June 22, 2004, the Company received site plan approval for the project from the City of Melbourne.  Commencement of construction is dependent upon the receipt of required permits.

  Operating Results

Electrical construction operations had an operating income of $1,350,014 in the nine months ended September 30, 2004, compared to an operating income of $1,173,813 during the nine months ended September 30, 2003, an increase of 15.0%.  As a percentage of revenue, operating margins on electrical construction operations remained constant at 5.8% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.  The Company's electrical construction subsidiary is customarily involved in a limited number of projects at any one given time.  Therefore, operating results can vary significantly from period to period depending upon the number of projects underway in any period and the particular operating characteristics of such projects.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At September 30, 2004, the approximate value of uncompleted contracts was $5,280,000 compared to $5,700,000 at September 30, 2003.

Real estate development operations had an operating income of $828,362 in the nine months ended September 30, 2004, compared to $770,119 in the nine months ended September 30, 2003, an increase of $58,243.  As a percentage of revenue, operating margins increased to 21.4% for the nine months ended September 30, 2004 from 16.5% for the nine months ended September 30, 2003.  Operating margins from real estate development operations are expected to vary due to the type and number of projects under construction at any given time and each respective project's estimated operating margin.

As of September 30, 2004, the real estate development operations had no backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) compared to approximately $5,700,000 as of September 30, 2003.  Although real estate development operations currently has no backlog, previously mentioned projects awaiting commencement of construction may have a material impact on future backlog.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $26,545,384 in the nine months ended September 30, 2004 from $24,702,374 in the nine months ended September 30, 2003, an increase of 7.5%.

Electrical construction costs increased to $20,306,285 in the nine months ended September 30, 2004 from $17,996,878 in the nine months ended September 30, 2003, an increase of 12.8%.  The increase in costs resulted from an increase in the volume of work performed and is fairly consistent with the 13.9% increase in revenue.

Costs of the real estate development operations decreased to $2,758,697 for the nine months ended September 30, 2004 from $3,609,302 for the nine months ended September 30, 2003, a decrease of 23.6%.  This decrease was primarily due to the result of having two projects under construction during the last three months of the period ended September 30, 2003 whereas no projects were under construction during the like 2004 period.

Depreciation and amortization was $1,541,275 in the nine months ended September 30, 2004, compared to $1,171,527 in the nine months ended September 30, 2003.  The increase in depreciation and amortization was primarily a result of an increase in capital expenditures made in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each respective segment for the nine months ended September 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Electrical construction	$ 82,973	$ 90,552
Real estate development	268,568	274,005
Corporate	1,587,586	1,560,110
Total	$1,939,127	$1,924,667

In the nine months ended September 30, 2004, total SG&A expenses increased by less than one percent when compared to the like period in 2003.  SG&A expenses, as a percentage of revenue, decreased to 7.2% in the nine months ended September 30, 2004 from 7.7% in the nine months ended September 30, 2003.

  Income Taxes

The provision for income taxes was $303,004 in the nine months ended September 30, 2004, an effective tax rate of 49.6%, which is the Company's expected tax rate for the year ended December 31, 2004, as compared to $153,211 in the nine months ended September 30, 2003, an effective tax rate of 37.5%.  The effective tax rate for the nine months ended September 30, 2004 differs from the statutory rate largely due to estimated expenses which are non-deductible for tax purposes.

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

The following table sets forth certain unaudited operating results of the discontinued operations for the nine months ended September 30, as indicated:

	2004	2003

Net sales	$ -	$ -
Cost of sales	-	-
Depreciation	-	-
General and administrative expense	-	-
Provision for remediation	(23,589)(1)	(210,976)(2)
Operating (loss) income	(23,589)	(210,976)
Other income, net	-	-
(Loss) income from discontinued operations before income taxes	(23,589)	(210,976)
Income (taxes) benefit	11,692	89,592

(Loss) income from discontinued operations, net of tax	$(11,897)	$(121,384)

(1) Additional legal and professional fees incurred as of September 30, 2004.
(2) Includes $15,226 of legal and professional fees incurred as of September 30, 2003 and a $195,750 reserve for remediation

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its ongoing lines of business for the three months ended September 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Revenue
Electrical construction	$7,262,905	$4,539,399
Real estate development	-	2,274,742
Total	$7,262,905	$6,814,141

Operating income (loss)
Electrical construction	$ 835,831	$ (141,812)
Real estate development	(45,541)	463,002
Total	$ 790,290	$ 321,190

The table below is a reconciliation of the Company's operating income (loss) attributable to each of its ongoing lines of business for the three months ended September 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Electrical construction
Revenue	$7,262,905	$4,539,399
Expenses
Cost of goods sold	5,877,255	4,236,547
Depreciation	535,394	420,545
SG&A	14,425	24,119
Total expenses	6,427,074	4,681,211
Operating income (loss)	$ 835,831	$ (141,812)

Real estate development
Revenue	$ -	$ 2,274,742
Expenses
Cost of goods sold	35,756	1,677,775
Depreciation	3,456	(214)
SG&A	6,329	134,179
Total expenses	45,541	1,811,740
Operating income (loss)	$ (45,541)	$ 463,002

Continuing Operations

  Revenues

Total revenues in the three months ended September 30, 2004 increased by 6.6% to $7,262,905, compared to $6,814,141 in the three months ended September 30, 2003.

Electrical construction revenues increased by 60.0% in the three months ended September 30, 2004 to $7,262,905 from $4,539,399 in the three months ended September 30, 2003.  This increase was primarily attributable to an increase in storm restoration work related to the hurricanes that hit Florida during August and September 2004 and to a lesser extent, transmission line construction.

There were no revenues recognized by the real estate development operations for the three months ended September 30, 2004 compared to $2,274,742 for the three months ended September 30, 2003.  This decrease was due to the completion of Cape Club in the second quarter of 2004 and no other projects currently being under construction.

  Operating Results

Electrical construction operations had an operating profit of $835,831 in the three months ended September 30, 2004, compared to an operating loss of $141,812 during the three months ended September 30, 2003.  As a percentage of revenue, operating margins on electrical construction operations increased to 11.5% for the three months ended September 30, 2004 from (3.1)% for the three months ended September 30, 2003.  The low operating margin for the 2003 period was largely a result of higher than budgeted costs incurred due to adverse weather conditions encountered on several large electrical construction projects.  The higher operating margin for the like 2004 period was realized from increased transmission line work and increased revenue from storm restoration efforts.  Increased revenue from emergency restoration work, which was performed in addition to our regularly scheduled contract work, improved operating margins by reducing our overhead allocation.

Real estate development operations had an operating loss of $45,541 in the three months ended September 30, 2004, compared to operating income of $463,002 in the three months ended September 30, 2003.  Operating income decreased due to the completion of Cape Club in the second quarter of 2004 and no other projects being under construction. As a percentage of revenue, the operating margin was 20.4% for the three months ended September 30, 2003. No operating margin was calculated for the like 2004 period since there was no revenue from real estate development for the period.

  Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $6,982,321 in the three months ended September 30, 2004 from $6,995,429 in the three months ended September 30, 2003, a decrease of less than one percent.

Electrical construction costs increased to $5,877,255 in the three months ended September 30, 2004 from $4,236,547 in the three months ended September 30, 2003, an increase of 38.7%.  The increase in costs resulted from an increase in the volume of work performed and follows a 60.0% increase in revenue for the three months ended September 30, 2004.

Costs of the real estate development operations decreased to $ 35,756 for the three months ended September 30, 2004 from $1,677,775 for the three months ended September 30, 2003, a decrease of 97.9%.  This decrease was mainly due to the completion of Cape Club's construction during the second quarter of 2004 and no other projects being under construction.

Depreciation and amortization was $553,939 in the three months ended September 30, 2004, compared to $433,418 in the three months ended September 30, 2003.  The increase in depreciation and amortization was primarily a result of an increase in capital expenditures made in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each respective segment for the three months ended September 30, as indicated:

	2004	2003
	(unaudited)	(unaudited)
Electrical construction	$ 14,425	$ 24,119
Real estate development	6,329	134,179
Corporate	494,617	489,391
Total	$515,371	$647,689

In the three months ended September 30, 2004, total SG&A expenses decreased by 20.4% when compared to the like period in 2003.  The decrease was mainly due to there being no selling costs incurred by the real estate development operations during the 2004 period.  SG&A expenses, as a percentage of revenue, were 7.1% for the three months ended September 30, 2004 compared to 9.5% in the like period for 2003.

   Income Taxes

The income tax provision was $286,298 in the three months ended September 30, 2004, an effective tax rate of 90.0%, as compared to a tax benefit of $81,335 in the three months ended September 30, 2003, an effective tax benefit of (46.9)%. The effective tax rate of 90% for the three months ended September 30, 2004 (as opposed to the statutory rate of 34%) resulted from (1) a significant increase in estimated annual earnings from the estimate used at the end of the second quarter, which substantially increased the Company's annual projected effective rate and required an adjustment to the third quarter cumulative tax provision and (2) to a lesser extent, the effect of the amount of estimated expenses which are non-deductible for tax purposes.  The effective tax benefit of (46.9)% for the three months ended September 30, 2003 differs from the statutory rate largely due to an income tax credit and state income taxes.

Discontinued Operations

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended September 30, as indicated:

	2004	2003

Net sales	$ -	$ -
Cost of sales	-	-
Depreciation	-	-
General and
administrative expense	-	-
Provision for remediation	(23,589)(1)	(210,976)(2)
Operating (loss) income	(23,589)	(210,976)
Other income, net	-	-
(Loss) income from discontinued
operations before income taxes	(23,589)	(210,976)
Income (taxes) benefit	11,692	89,592

(Loss) income from discontinued
operations, net of tax	$(11,897)	$(121,384)

(1) Additional legal and professional fees incurred as of September 30, 2004.

(2) Includes $15,226 of legal and professional fees incurred as of September 30, 2003 and a $195,750 reserve for remediation

Liquidity and Capital Resources

Working Capital Analysis

Cash and cash equivalents at September 30, 2004 were $6,417,401 as compared to $5,045,463 at December 31, 2003. Working capital of continuing and discontinued operations at September 30, 2004 was $10,087,917, compared to $10,565,493 at December 31, 2003.  The Company's ratio of current assets to current liabilities was 3.6:1 at September 30, 2004, unchanged from 3.6:1 at December 31, 2003.

Cash Flow Analysis

Net cash flows for each of the nine month periods ended September 30 were as follows:

	2004	2003
	(unaudited)	(unaudited)
Operating activities	$ 4,631,912	$(1,982,486)
Investing activities	(4,230,587)	(1,613,434)
Financing activities	970,613	(223,972)
Net increase (decrease) in cash and cash equivalents	$ 1,371,938	$(3,819,892)

  Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Net cash provided by operating activities during the nine months ended September 30, 2004 was $4,631,912, compared to $1,982,486 of net cash used during the same period in 2003. This increase was primarily due to changes in the contracts receivable of the real estate development operations. Contracts receivable provided $3,732,867 of cash in the first nine months of 2004 due to the cash collected upon Cape Club's completion in June 2004, compared to cash used of $2,479,149 in the same period of the prior year.

  Investing Activities

Net cash used by investing activities in the nine months ended September 30, 2004 was $4,230,587, compared to $1,613,434 of cash used in the like period of 2003. This significant increase in cash usage by the Company's investing activities during the first nine months of 2004, when compared to the same period in 2003, was primarily due to an increase of capital expenditures in the first nine months of 2004 to $4,338,835 from $3,040,451 for the same period in 2003.  The majority of capital expenditures are attributable to purchases of machinery and equipment by the Company's electrical construction segment which were prompted by an increase in the volume of work performed and an effort to reduce future equipment rental expense. Total capital expenditures in 2004 are anticipated to be $4.9 million, which the Company is funding through existing cash reserves and its new term loan with Wachovia Bank, N.A., as described in note 4 of notes to the consolidated financial statements.

In the nine months ended September 30, 2004 no cash was provided from investments in securities due to an absence of investment security transactions compared to $1,266,419 of cash provided in the like period of 2003.

  Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2004 was $970,613, compared to $223,972 of cash used in the same period in 2003. This increase in cash provided by financing activities in the first nine months of 2004, relative to the comparable period in the prior year, was primarily due to borrowings on the electrical construction operations term loan (refer to note 4 of notes to the consolidated financial statements) during the nine months ended September 30, 2004.

In the nine months ended September 30, 2004 and 2003, the Company used cash in the amount of $86,922 and $465,415, respectively, to purchase Treasury Stock (153,976 and 875,847 shares of Common Stock at an average cost of $0.56 and $0.53 per share, respectively for the nine months ended September 30, 2004 and 2003) pursuant to the Common Stock Repurchase Plan as described in note 7 of notes to the consolidated financial statements.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

On January 30, 2004, the Company entered into a term loan in the amount of $2,600,000, as described in note 4 of notes to the consolidated financial statements, to finance a portion of the electrical construction operations capital expenditures for the current year. As of September 30, 2004, draws in the amount of $2,600,000 have been made on the aforementioned loan.

The Company currently has a real estate construction loan (see note 4 of notes to the consolidated financial statements) in favor of Wachovia Bank, N.A. As of November 3, 2004, there were no borrowings outstanding under said loan and $6,000,000 is available for borrowing, of which $1,500,000 can be used for the working capital needs of the Company.

The Company's credit facilities require it to comply with various covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  As of September 30, 2004, the Company was in compliance with all such covenants.  However, there can be no assurance that the Company will be able to sustain compliance with said covenants and therefore could risk either a reduction or elimination of its present credit facilities.  The Company believes that its present ability to borrow, with the consent of its current lender, is greater than its established credit facilities in place.  However, no assurance can be given as to the terms, availability or cost of any future financing the Company may need.

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

Contractual Obligations

The following table summarizes the Company's future aggregate contractual obligations at September 30, 2004:

	Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years

Operating leases (1)	$1,088,142	$ 189,076	$ 142,707	$ 426,384	$329,975

Purchase
obligations	1,317,614	414,350	426,780	476,484	-

Long-term debt	2,756,615	952,865	918,775	884,975	-

Total	$5,162,371	$1,556,291	$1,488,262	$1,787,843	$329,975

(1) On June 7, 2004, the Company entered into a new lease agreement for its corporate headquarters with Hibiscus Office Park, LLC.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer ("CEO"), and Stephen R. Wherry, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2004 and each has concluded that such disclosure controls and procedures are sufficiently effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in internal controls

No changes in the Company's internal controls over financial reporting occurred during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of September 30, 2004 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the United States Environmental Protection Agency regarding the Anderson-Calhoun mine/mill site in note 3 of notes to the consolidated financial statements in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company's purchases of its Common Stock on a monthly basis during the third quarter of 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 through July 31, 2004	36,568	$0.57	36,568	1,009,155

August 1, 2004 through August 31, 2004	1,100	$0.52	1,100	1,008,055

September 1, 2004 through September 30, 2004	18,000	$0.51	18,000	990,055
Total	55,668	$0.55	55,668	990,055

(1) On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved a one-year extension of the repurchase period (until September 16, 2004) and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million. On September 29, 2004, the Board of Directors approved another extension of the repurchase period (until September 16, 2005).  Over the course of the Plan, through September 30, 2004, the Company has repurchased 1,509,945 shares of its Common Stock at a cost of $762,867 (average cost of $0.51 per share). The Company may repurchase its shares either in the open market or through private transactions.  The timing of repurchases and the volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 6. Exhibits.

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

Dated:   November 11, 2004

/s/John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director.

/s/Stephen R. Wherry (Stephen R. Wherry) Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Assistant Secretary and Principal Accounting Officer
28