Form 10-K
period 2004-12-31
GOLDFIELD CORP
filed 2005-03-31
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004
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

Yes        No  X

     On June 30, 2004, the aggregate market value (based upon the closing price on The American Stock Exchange) of the common stock held by nonaffiliates was approximately $13.9 million.

     As of March 14, 2005, 25,831,165 shares of the Registrant's common stock were outstanding.

Documents Incorporated by Reference

Document Proxy Statement for 2005 Annual Meeting	Where Incorporated Part III

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.     Business.

General

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently engaged in electrical construction, including the placement of fiber optic cable, and real estate development.  Until November 30, 2002, the Company was also engaged in mining activities.  Unless the context otherwise requires, the terms "Goldfield" and "the Company" as used herein mean The Goldfield Corporation and its consolidated subsidiaries.  For financial information by business segment, see note 15 of notes to consolidated financial statements and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's internet website address is www.goldfieldcorp.com. Within the "Financial Information" section of its website, the Company makes available, free of charge, through links to the U.S. Securities and Exchange Commission ("SEC") website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.  The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.  Alternatively, you may access these reports at the Securities and Exchange Commission's website at www.sec.gov.  You may also read and copy any document we file with the SEC at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Financial Information About Geographic Areas

During the years ended December 31, 2002, 2003 and 2004, we operated primarily in the United States.  We derived $107,277 of our revenues from foreign operations during the year ended December 31, 2003.  We had no material foreign operations in 2002 and 2004.

Employees

As of December 31, 2004, we had approximately 130 employees, including 112 hourly-rate employees.  The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time.  We have no unionized employees and believe that our relationship with our employees is good.

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

Our customers include many of the leading companies in the industries we serve.  Representative customers include:

Alabama Power Company               JEA
AFL Telecommunications              Florida Power & Light Company
Orlando Utilities Commission        Georgia Power Company

A significant portion of our revenue comes from two or three different customers each year.  The largest customers may change from year to year.  In the year ended December 31, 2004, JEA (formerly Jacksonville Electric Authority) and Florida Power & Light Company each accounted for more than 10% of consolidated revenue.  Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

It is the Company's policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer's satisfaction and schedule.  As a result of this policy and the magnitude of some of the construction projects undertaken by the Company, a substantial portion of the Company's annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 15 of notes to consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.

Construction is customarily performed pursuant to the plans and specifications of customers. The Company generally supplies the management, labor, equipment and tools while materials are primarily supplied by the customers.  Contracts may extend beyond one year, although most projects average a duration of six months or less.

Revenues and results of operations in our electrical construction business can be subject to seasonal variations.  These variations are influenced by weather, customer spending patterns and system loads.  The Company primarily performs work in the southeastern United States.  Electric utility customers normally perform their system upgrades and maintenance work during off peak seasons when the demand for electrical power is reduced, which is in the first two quarters of the year in the southeast region of the United States.  This pattern is apparent by the reduction in the number of active projects in the third quarter.  However, since hurricane season normally peaks during this period, this pattern can be offset with storm restoration work resulting from hurricane damage.

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

The Company enters into contracts on the basis of either competitive bidding or direct negotiations with its customers.  Competitively bid contracts account for a majority of the Company's electrical construction revenues.  Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve lump sum, cost plus or unit price contracts.  However, many of our contracts do not require our clients to purchase a minimum amount of services, and many of our contracts are cancelable on short notice.  The magnitude and duration of projects undertaken by the Company vary, which may result in substantial fluctuations in its backlog from time to time.

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun.  Our backlog also includes certain service agreements that contain multiple year terms.  The projected backlog amount for these service agreement contracts are based on our historical work from these customers.  There can be no assurance, however, as to the customer's requirements during a particular period or that such estimates at any point in time are accurate.  Our backlog at February 28, 2005 was $6,780,000 compared to $6,500,000 at February 29, 2004.  We expect to complete approximately 74% of the February 28, 2005 backlog during fiscal year 2005.

In certain circumstances, the Company is required to provide performance and payment bonds issued by a financial institution known as a surety to secure its contractual commitments.  These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future.  The Company believes that it has adequate bonding availability.  As of December 31, 2004, outstanding performance bonds issued on behalf of the Company's electrical construction subsidiary amounted to approximately $11,816,000.

Generally, our customers supply most or all of the materials required for a particular contract and we provide the personnel, tools, and equipment to perform the installation services.  However, with respect to a portion of our contracts, we may supply part or all of the materials required.  In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete the job. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

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

The South Carolina division of Southeast Power owns its administrative and maintenance facilities, which are located on a 1.2-acre tract of land in Spartanburg, South Carolina. The office building is approximately 1,500 square feet and the maintenance facilities are approximately 2,500 square feet.  The Company also leases an adjacent one acre parcel of land.

The Company believes that the aforementioned properties are currently in good condition and properly maintained.

Real Estate

The primary focus of the Company's real estate operations is on the development of residential condominium projects.  To date, the Company has purchased five sites on the east coast of Central Florida.  The Company has developed, or plans to develop, condominium complexes on all of these sites.  The Company has sold all of the condominiums in the first three projects; ("Oak Park"), the fourth project, is currently under construction; and ("Pineapple House"), the fifth project, is completing the permitting stage of development and is in the process of accepting pre-construction deposits and reservations.

Oak Park is a forty-unit townhouse-style condominium project located in Cape Canaveral, Florida.  Pineapple House, the first phase of a multi-phase development, is comprised of an eight-story building containing thirty-three luxury river-view condominium units.

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

As of February 28, 2005, the real estate operation's backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method, none of which was recognized at December 31, 2004) was approximately $10,227,000, compared to approximately $2,300,000 as of February 29, 2004.  We expect to complete and deliver 100% of our backlog at February 28, 2005 to our buyers during fiscal year 2005.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

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

Our revenues and results of operations in real estate can be subject to fluctuations.  Factors expected to contribute to this variability include: the timing of the start of construction of new projects; our ability to continue to acquire land on acceptable terms; the timing of receipt of regulatory approvals for development and construction; the condition of the real estate market and general economic conditions in Florida; prevailing interest rates and the availability of financing; weather conditions; and the cost and availability of materials and labor.

Our historical financial performance in our real estate construction is not necessarily a meaningful indicator of future results and, in particular, we expect financial results to vary from project to project and from quarter to quarter.  Our revenue may therefore fluctuate significantly on a quarterly basis, and we believe that quarter-to-quarter comparisons of our results should not be relied upon as an indication of future performance.

The Company is subject to federal, state and local statutes, ordinances, rules and regulations regarding, among other things, zoning, building permits, environmental standards, building moratoriums and building codes.  Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed.  The Company believes that its real estate operations are in substantial compliance with all applicable regulations.  However, the Company's growth and development opportunities may be limited and more costly as a result of such regulatory requirements.

The real estate division administrative offices are located within the corporate offices located in Melbourne, Florida.

Discontinued Operations

Effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries, St. Cloud Mining Company and The Goldfield Consolidated Mines Company, to an unrelated party as detailed in note 5 of notes to the consolidated financial statements.

In September 2003, the Company was notified by the United States Environmental Protection Agency (the "EPA") that it is a potentially responsible party (a "PRP") with respect to possible investigation and removal activities at the Anderson-Calhoun mine/mill site (the "Site") in Stevens County, Washington which was previously owned by the Company (see Item 3, Legal Proceedings).

In November 2004, the Company learned that in October 2003, the State of Washington, as part of its effort to catalog abandoned mines, issued a report on the Sierra Zinc mine/mill site (the "Sierra Site"), also in Stevens County, Washington, which may have been owned or operated by the Company, and which may have been used by the Company to process a limited amount of ore from the Site.  The report did not address any potential required remediation or reclamation, and an investigation by the EPA of the Sierra Site determined that further action was not recommended. Although the Company is not aware of any threatened governmental or other action with respect to the Sierra Site, there can be no assurance that such action will not occur in the future.

Item 2.     Properties.

For information with respect to the principal properties utilized in the Company's operations, see "Item 1. Business."

The Company's principal office is located in Melbourne, Florida, where the Company leases 4,855 square feet of space at a monthly rental rate of $6,926.  The Company is currently leasing this facility on a month to month basis while awaiting the completion of a larger office also located in Melbourne.  The Company's new principal office, completion of which is expected in April 2005, includes 7,586 square feet of space at an annual rental rate of $129,865, including the Company's pro-rata share of operating expenses (real estate taxes, insurance and common area maintenance.)  The lease, which expires in April 2012 may be renewed for five additional three-year periods.

Item 3.     Legal Proceedings.

Environmental

On September 8, 2003, the United States Environmental Protection Agency (the "EPA") issued a special notice letter notifying the Company that it is a potentially responsible party (a "PRP"), along with three other parties, with respect to investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the "Site") in Stevens County, Washington, which the EPA may request that the Company, along with the other PRPs, perform or finance.  Specifically, the EPA has requested that the Company and three other PRPs undertake, perform, and finance an Engineering Evaluation and Cost Analysis or "EE/CA" for the Site.  The EE/CA study is in progress as described below.  The primary purpose of an EE/CA is to determine the nature and scope of contamination, evaluate risks, and identify and evaluate a range of possible clean-up alternatives.  EPA retains the sole discretion to determine what, if any, clean up will ultimately be required based on the EE/CA.

The Company sold the Site property in 1964. The Company has investigated the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA.  Based upon its investigation to date, the Company has determined that its operations at the Site were primarily exploratory and that the Company never engaged in any milling or other processing activities at the Site.  The Company's records reflect that between the years 1950 and 1952 it extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing.  The Site has changed owners several times since it was sold by the Company, and the Company believes that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the "Work Group") through which the Work Group has agreed how to perform and finance the EE/CA.  Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA.  The Work Group has also entered into an Administrative Order on Consent ("AOC") with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA.  The Work Group members have further entered into a fixed fee contract with SECOR International to act as contractor to perform the EE/CA.  SECOR performed field work (sampling) during the month of October 2004.  Evaluation of data and preparation of an EE/CA Report are expected to be completed during the spring of 2005.  Completion of the EE/CA process will thus extend into the summer of 2005, whereupon the EPA will decide whether additional response action (remediation) may be necessary at the Site.

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

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, in addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004.  This increased the total provision to $322,745, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of December 31, 2004, the Company incurred actual investigation and professional services costs of $168,826 and its reserve balance for the EE/CA study process is $153,919 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is also investigating whether any cost incurred would be covered by insurance although specific coverage has not yet been identified.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is traded on The American Stock Exchange under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2004 and 2003:

	2004		2003
	High	Low	High	Low
First Quarter	$0.80	$0.56	$0.47	$0.41
Second Quarter	0.83	0.51	0.97	0.39
Third Quarter	0.58	0.41	1.19	0.51
Fourth Quarter	0.59	0.48	0.84	0.57

As of March 14, 2005, the Company had approximately 11,375 holders of record.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

The following table sets forth information regarding the Company's purchases of its Common Stock on a monthly basis during the fourth quarter of 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/04-10/31/04	-	-	-	990,055
11/1/04-11/30/04	81,419	$0.52	81,419	908,636
12/1/04-12/31-04	253,800	0.56	253,800	654,836
Total	335,219	$0.55	335,219	654,836

(1) On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved an extension of the repurchase period until September 16, 2004 and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million.  On September 29, 2004, the Board of Directors approved another extension of the repurchase period (until September 29, 2005).  As of December 31, 2004, the Company has repurchased under the repurchase plan 1,845,164 shares of its Common Stock at a cost of $947,335 (average cost of $0.513 per share). The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 6.     Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2004:

	Years Ended December 31,
	2004		2003		2002		2001		2000
	(In thousands except per share and share amounts)
Continuing operations:
Total revenues	$ 32,688		$ 32,988		$ 22,343		$ 21,917		$ 22,723

(Loss) income from operations	(290)		500		354		945		2,958
Preferred stock dividends							(13)	(3)	(24)

Net (loss) income from continuing operations available to common stockholders	(290)		500		354		932		2,934

Discontinued Operations:
(Loss) income from operations	(98)	(1)	(134)	(1)	378		548		724
Loss on disposal	-		-		(49)	(2)	-		-

Net (loss) income	$(388)		$ 366		$ 682		$ 1,480		$ 3,658	(4)

(Loss) earnings per share - basic
Continuing operations	$(0.01)		$ 0.02		$ 0.01		$ 0.03		$ 0.11
Discontinued operations	(0.00)		(0.01)		0.01		0.02		0.03
Net (loss) income	$ (0.01)		$ 0.01		$ 0.02		$ 0.05		$ 0.14

(Loss) earnings per share-diluted
Continuing operations	$ (0.01)		$ 0.02		$ 0.01		$ 0.03		$ 0.11
Discontinued operations	(0.00)		(0.01)		0.01		0.02		0.03
Net (loss) income	$ (0.01)		$ 0.01		$ 0.02		$ 0.05		$ 0.13

Common shares used in the
calculation of (loss) earnings
per share
Basic	26,250,350		26,483,912		27,416,395		27,298,715		26,854,748
Diluted	26,250,350		26,637,504		27,543,835		27,533,229		27,914,029

Total assets	$ 23,705		$ 24,094		$ 22,358		$ 22,875		$ 20,229
Working capital	9,489		10,565		11,985		8,528		8,276
Shareholders' equity	19,357		19,975		20,081		19,580		18,311

The total of the above categories may differ from the sum of the components due to rounding.

(1)	In 2004 and 2003, the Company recognized a provision for remediation as described in note 5 of notes to the consolidated financial statements.
(2)	In December 2002, the Company completed the sale of the capital stock of its mining subsidiaries, as described in note 5 of notes to the consolidated financial statements.
(3)	In July 2001, all 339,407 shares of the Company's Series A 7% Voting Cumulative Convertible Preferred Stock were redeemed for the price of $1.00 per share.
(4)	Net income for 2000 included key-man life insurance proceeds of $2,000,000 as the result of a covered employee's fatal automobile accident.
10

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The Company, through its subsidiary Southeast Power Corporation, is engaged in the construction and maintenance of electrical facilities for utilities and industrial customers.  The Company also installs fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities.

The Company is also involved in the development of residential condominium projects.  To date, the Company has purchased five sites on the east coast of Central Florida, on all of which the Company has developed or plans to develop condominium complexes.  The Company has developed three of the sites which were subsequently sold, one site is currently under construction and the remaining site is completing the permitting stage of development

Overview

The Company had higher electrical construction revenue for the year ended December 31, 2004 as compared to the prior year due to the restoration work performed as a result of the damage caused by the four major hurricanes which struck Florida during the third quarter of 2004.  However, electrical construction operating margins were negatively affected by unforeseen operational difficulties primarily attributable to a single electrical construction contract (now completed) encountered in the second quarter of 2004 and unanticipated costs related to adverse weather conditions experienced on several jobs primarily in Georgia and South Carolina during the fourth quarter of 2004, which were partially offset by stronger results in the first and third quarters of the year.

Revenues and operating income from the real estate development operations decreased during the past year due to the completion of our third condominium project in the second quarter of 2004 and having no other projects under construction during the second half of the year. The Company believes the market remains strong for its condominium development projects and the results from our real estate operations should improve in 2005 with the commencement of construction of Oak Park, the Company's forty-unit townhouse-style condominium located in Cape Canaveral, Florida, in January 2005 and the anticipated commencement of construction for the initial phase of the thirty-three unit Pineapple House project in late 2005, each of which is larger than any of the Company's prior condominium projects.  Since the Pineapple House project is still in the permitting phase, there can be no assurance as to specific timing with respect to the commencement of construction.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to fixed price electrical construction contracts, real estate development projects, deferred income tax assets and environmental remediation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The Company's management has discussed the selection and development of its critical accounting policies, estimates and related disclosure  with the Audit Committee of the Board of Directors.

 Percentage of Completion - Electrical Construction Segment

A number of factors relating to our electrical construction segment affect the recognition of contract revenue. The Company recognizes revenue when electrical services are performed except when work is performed under a fixed price contract.  Revenue from fixed price electrical construction contracts is recognized on the percentage of completion method.  Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs.  Total estimated costs, and thus contract income, are impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment.  Additionally, external factors such as weather, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials and governmental regulation, may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project.  Due to our experience and the detailed approach in determining our cost estimates for all of our significant projects we believe our estimates to be highly reliable.  However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability.  If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined.  Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

  Percentage of Completion - Real Estate Development Segment

Our initial condominium project was accounted for under the deposit method due to our limited experience in condominium development business.  Accordingly, the recognition of related revenue and expenses was deferred until the project was complete and the underlying titles were transferred to the buyers.

As of August 2002, commencing with the second condominium development project, revenue associated with real estate development projects that meet the criteria specified by Statement of Financial Accounting Standards ("SFAS") No. 66, "Accounting for Sales of Real Estate", have been recognized using the percentage of completion method.  Under this method, revenue is recognized when (1)construction is beyond a preliminary stage, (2)buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3)a substantial percentage of the condominiums are under firm contracts, (4)collection of the sales price is reasonably assured and (5)sales proceeds and costs can be reasonably estimated.  Revenue recognized is calculated based on the percentage of completion, as determined by the construction contract costs incurred to date in relation to the total estimated construction costs.  A significant majority of the total estimated project costs is attributable to the fixed price construction contract; the residual estimated costs could vary from actual and the variation is recognized in the period it is determined.

The Company believes that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of a fixed-price construction contract.  As of December 31, 2004, all real estate condominium projects being accounted for under the percentage of completion method of accounting were complete.

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

As of December 31, 2004, the deferred tax asset was largely comprised of net operating loss ("NOL") carryforwards which will expire from 2009 through 2024 (refer to note 4 of notes to the consolidated financial statements).  Based on historical experience and other various assumptions including forecasts of future taxable income and tax planning, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their respective expiration dates and therefore, did not record a valuation allowance against the deferred tax assets.

 Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the "EPA") that it is a potentially responsible party (a "PRP") with respect to possible investigation and removal activities at a mine that it had formerly owned.  Refer to note 5 of notes to the consolidated financial statements for a discussion on this matter.

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, in addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004. This increased the total provision to $322,745.  Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

Results of Operations

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to its segments for each of the years in the three year period ended December 31, 2004:

	2004	2003	2002
Revenue
Electrical construction	$28,823,061	$26,475,202	$16,442,396
Real estate development	3,864,835	6,513,213	5,900,864
Total	$32,687,896	$32,988,415	$22,343,260

Operating income
Electrical construction	$ 850,612	$ 1,726,789	$ 1,689,686
Real estate development	748,005	1,186,081	1,229,872
Total	$ 1,598,617	$ 2,912,870	$ 2,919,558

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment.  Operating income excludes interest expense, interest income and income taxes.

YEAR ENDED DECEMBER 31 , 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Continuing Operations

  Revenues

Total revenues in the year ended December 31, 2004 decreased by 0.9% to $32,687,896, compared to $32,988,415 in the year ended December 31, 2003.  This decrease in total revenues was mainly due to a difference in the timing of real estate construction activities in 2004 and 2003.

Electrical construction revenue increased by 8.9% in the year ended December 31, 2004 to $28,823,061 from $26,475,202 in the year ended December 31, 2003.  This increase was primarily attributable to restoration work done during the third quarter of 2004 as a result of the four major hurricanes that hit the Southeast.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time.  At February 28, 2005, the approximate value of uncompleted contracts was $6,780,000 compared to $6,500,000 at February 29, 2004.  We expect to complete approximately 74% of this backlog during fiscal year 2005.

Revenues recognized by the real estate development operations for the year ended December 31, 2004 were $3,864,835 compared to $6,513,213 for the year ended December 31, 2003, a decrease of 40.7%.  This decrease was primarily the result of timing differences in real estate construction projects between 2004 and 2003.

As of February 28, 2005, the real estate operation's backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $10,227,000, compared to approximately $2,300,000 as of February 29, 2004.  We expect to complete and deliver 100% of our backlog at February 28, 2005 to our buyers during fiscal year 2005. There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

   Operating Results

Electrical construction operations had an operating income of $850,612 in the year ended December 31, 2004, compared to an operating income of $1,726,789 during the year ended December 31, 2003, a decrease of 50.7%. As a percentage of revenue, operating margins on electrical construction operations decreased to 3.0% for the year ended December 31, 2004 from 6.5% for the year ended December 31, 2003.  The decrease in the operating margin was primarily a result of the increased labor hours and equipment costs required to meet project completion dates due to operational difficulties from one project (now completed) during the second quarter and adverse weather conditions experienced on several jobs primarily in Georgia and South Carolina during the fourth quarter of the year, both of which were partially offset by stronger results in the first and third quarters of the year.  We cannot project the levels of future demand for construction services.

Real estate development operations had an operating income of $748,005 in the year ended December 31, 2004, compared to an operating income of $1,186,081 in the year ended December 31, 2003, a decrease of 36.9%.  This decrease was principally the result of final sales of condominium units during the second quarter of 2004, which represented the only project under construction for the year.  Operating margins, as a percentage of revenue, increased to 19.4% for the year ended December 31, 2004 from 18.2% for the year ended December 31, 2003. This increase was primarily the result of an increase in the margins realized on the condominium units. Operating margins from real estate development operations are expected to vary due to the type and number of projects under construction at any given time and each project's estimated operating margin.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $33,148,694 in the year ended December 31, 2004 from $32,153,797 in the year ended December 31, 2003, an increase of 3.1%.

Electrical construction costs increased to $25,812,330 in the year ended December 31, 2004 from $23,054,051 in the year ended December 31, 2003, an increase of 12.0%.  The increase in costs was primarily attributable to increased project costs due to the lack of available skilled labor, the availability of specialized equipment and adverse weather conditions. The increased rain experienced in 2004 caused delays in the progression of projects which necessitated additional premium labor hours to meet project completion dates.

Costs of the real estate development operations decreased to $2,819,506 for the year ended December 31, 2004 from $4,925,379 for the year ended December 31, 2003.  The 42.8% decrease in costs was the result of the rescheduled start dates on two new projects; the first of which  began construction in January 2005 and the second is due to begin in late 2005.

Depreciation and amortization was $2,140,724 in the year ended December 31, 2004, compared to $1,645,657 in the year ended December 31, 2003.  The increase in depreciation and amortization for 2004 was largely a result of an increase in capital expenditures in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each segment for the years ended December 31, as indicated:

	2004	2003
Electrical construction	$ 100,647	$ 110,394
Real estate development	284,296	393,161
Corporate	1,991,191	2,025,155
Total	$ 2,376,134	$ 2,528,710

SG&A expenses of the Company decreased by 6.0% to $2,376,134 in the year ended December 31, 2004, from $2,528,710 in the year ended December 31, 2003. The decrease was primarily attributable to the lower bonuses and selling costs which were partially offset by an increase in wages and professional fees associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  SG&A expenses, as a percentage of revenue, decreased to 7.3% for the year ended December 31, 2004 compared to 7.7% in the like period for 2003.

  Income Taxes

The income taxes provision (benefit) was $(80,558) in the year ended December 31, 2004, an effective tax rate of (21.7%), as compared to $379,184 in the year ended December 31, 2003, an effective tax rate of 43.1%. The effective tax rate differs from the statutory rate for the year ended December 31, 2004, largely due to expenses which are non-deductible for tax purposes. For the year ended December 31, 2003, the effective tax rate differs from the statutory rate, due to expenses which are non-deductible for tax purposes and the effect of state income taxes.

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

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine formerly owned by Consolidated Mines.  Please see note 5 of notes to the consolidated financial statements for a discussion on this matter and the related provision recognized in the year ended December 31, 2004.

Summary operating results of discontinued operations for the year ended December 31, 2004 and 2003 are as follows:

	2004	2003

Provision for remediation	$ (111,769)	$ (210,976)

Loss from discontinued operations before
income taxes and loss on sale	(111,769)	(210,976)
Income (taxes) benefit	13,763	76,604
Loss from discontinued operations, net of tax	$ (98,006)	$ (134,372)

YEAR ENDED DECEMBER 31 , 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

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

The following table sets forth selling, general and administrative ("SG&A") expenses for each segment for the years ended December 31, as indicated:

	2003	2002
Electrical construction	$ 110,394	$ 106,521
Real estate development	393,161	355,648
Corporate	2,025,155	2,227,244
Total	$ 2,528,710	$ 2,689,413

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

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine formerly owned by Consolidated Mines.  Please see note 5 of notes to the consolidated financial statements for a discussion on this matter and the related provision recognized in the year ended December 31, 2003.

Summary operating results of discontinued operations for the year ended December 31, 2003 and eleven months ended November 30, 2002 are as follows:

	2003	2002

Net sales	$ -	$ 2,464,017
Cost of sales	-	(2,035,069)
Depreciation	-	(54,288)
Gross profit	-	374,660

General and administrative expenses	-	(9,018)
Provision for remediation	(210,976)	-
Operating (loss) income	(210,976)	365,642

Other income, net
Interest expense	-	(12,416)
Other income, net (including gain
on sale of real estate of
$301,132 for the period ended
November 30,2002	-	359,802
Total other income, net	-	347,386

(Loss) income from discontinued
operations before income
taxes and loss on sale	(210,976)	713,028
Income (taxes) benefit	76,604	(335,464)

(Loss) income from discontinued
operations, net of tax	(134,372)	377,564
Loss on sale (net of tax of $71,701)	-	(49,443)
Net (loss) income from
discontinued operations	$ (134,372)	$ 328,121

Liquidity and Capital Resources

Working Capital Analysis

Cash and cash equivalents at December 31, 2004 were $6,858,861 as compared to $5,045,463 at December 31, 2003. Working capital of continuing and discontinued operations at December 31, 2004 was $9,488,878, compared to $10,565,493 at December 31, 2003.  The Company's ratio of current assets to current liabilities (includes continuing and discontinued operations) increased to 4.4:1 at December 31, 2004, from 3.6:1 at December 31, 2003.  This net increase was primarily attributable to decrease in the notes payable from the satisfaction of the construction loan and the reduction in accounts payable.

Cash Flow Analysis

Net cash flows for each of the three years ended December 31 were as follows:

	2004	2003	2002
Operating activities	$ 5,872,686	$ (800,821)	$ 2,956,648
Investing activities	(4,664,756)	(1,799,351)	55,818
Financing activities	574,292	240,293	(269,250)
Net increase (decrease) in
cash and cash equivalents	$ 1,782,222	$(2,359,879)	$ 2,743,216

  Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

In 2004, net cash provided by operating activities was $5,872,686, compared to net cash used by operating activities of $800,821 in 2003.  Changes in the accounts receivable and accrued billings provided $902,438 of cash during 2004, compared to cash used of $2,851,341 in 2003.  Cash provided by accounts receivable and accrued billings was significantly higher in 2004 compared to the prior year, primarily due to a substantial decrease in the outstanding accounts receivable and accrued billings of the electrical construction segment.  Changes in the contracts receivable of the real estate development operations provided $3,732,867 of cash in 2004, when compared to $2,313,513 of cash used in the prior year.  The increase in cash provided by contracts receivable in 2004, when compared to 2003, was due to the satisfaction of all contracts receivable derived from the most recent condominium project.  During 2004, changes in accounts payable and accrued liabilities used cash in the amount of $493,546, when compared to cash provided in the prior year of $924,098.  The cash used by accounts payable and accrued liabilities in 2004 was primarily related to a decrease in the electrical construction segment's accrued liabilities due to a lower level of electrical construction activity in the later part of 2004.

  Investing Activities

Net cash used by investing activities in 2004 was $4,664,756, compared to $1,799,351 in 2003. This significant increase in cash usage by the Company's investing activities during 2004 when compared to 2003 was primarily the result of an increase of capital expenditures in 2004 to $4,868,972 from $3,241,064 in 2003 and the absence of the sale of any investment securities in 2004 compared to 2003. The majority of capital expenditures in 2004 and 2003 were attributable to purchases of machinery and equipment by the Company's electrical construction segment which were prompted by an increase in the volume of work performed and an effort to increase equipment availability and reduce future equipment rental expense.

The Company does not enter into financial instruments for trading purposes.  Financial instruments consist principally of cash, cash equivalents and short-term, highly liquid U.S. government debt securities with limited market risk sensitivity.

Capital expenditures in 2005 are expected to approximate $2.3 million, which the Company anticipates funding through existing cash reserves.

  Financing Activities

Net cash provided by financing activities in 2004 was $574,292, compared to $240,293 in 2003. This increase in cash provided by financing activities in 2004, relative to 2003, was primarily due to the Company's increased borrowings on the Company's electrical construction subsidiary's equipment loan and a decrease in the amount of Treasury Stock repurchased in 2004.

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

Contractual Obligations

The following table summarizes the Company's future aggregate contractual obligations at December 31, 2004:

	Payments Due By Period
	Total	Less Than 1 Year	1 - 2 years	3 - 5 Years	More Than 5 Years
Operating leases	$1,029,635	$ 138,377	$ 138,161	$ 419,140	$ 333,957
Purchase obligations(1)	1,356,395	481,509	430,978	443,907	-
Long-term debt - principal	2,383,334	866,667	866,667	650,000	-
Long-term debt - interest(2)	378,698	111,482	74,215	90,051	102,950
Total	$5,148,062	$1,598,036	$1,510,021	$1,603,098	$ 436,907

(1)

Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms.  These amounts represent the employment contract of the CEO and leasehold improvement obligations.

(2)	Includes $26,160 per year of interest on loans against the cash surrender value of life insurance policies included in other long term assets.

Inflation

As a result of relatively low levels of inflation experienced during the years ended December 31, 2004, 2003 and 2002, inflation did not have a significant effect on our results.

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

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.  We may not update these forward-looking statements, even in the event that our situation changes in the future.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's primary market risk exposure is related to interest rate risk. At December 31, 2004, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points would not materially affect our financial position, results of operations or cash flows.

Item 8.     Financial Statements and Supplementary Data.

KPMG

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Goldfield Corporation:

We have audited the consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Orlando, Florida
February 25, 2005

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$ 6,827,685	$ 5,045,463
Restricted cash - discontinued operations (Note 5)	31,176	-
Accounts receivable and accrued billings	3,140,817	4,043,255
Contracts receivable (Note 2)	-	3,732,867
Current portion of notes receivable	41,453	42,969
Costs and estimated earnings in excess of
billings on uncompleted contracts (Note 3)	903,018	704,413
Deferred income taxes (Note 4)	993,516	194,492
Income taxes recoverable	46,054	37,658
Residential properties under construction	-	361,436
Prepaid expenses	321,865	514,716
Other current assets	13,648	7,132
Total current assets	12,319,232	14,684,401
Property, buildings and equipment, net (Note 6)	8,487,797	5,911,013
Notes receivable, less current portion	507,136	570,061
Deferred charges and other assets
Deferred income taxes, less current portion (Note 4)	368,890	1,058,581
Land and land development costs	1,582,882	1,438,965
Cash surrender value of life insurance	316,725	309,939
Other assets	121,855	121,337
Total deferred charges and other assets	2,390,352	2,928,822
Total assets	$23,704,517	$24,094,297
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$ 1,802,539	$ 2,296,085
Billings in excess of costs and estimated
earnings on uncompleted contracts (Note 3)	7,229	115,520
Note payable to bank (Note 9)	866,667	1,578,923
Current liabilities of discontinued operations (Note 5)	153,919	128,380
Total current liabilities	2,830,354	4,118,908
Long-term obligations, less current portion (Note 9)	1,516,667	-
Total liabilities	4,347,021	4,118,908
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued (Notes 11)	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,758,771 and 27,570,104
shares issued at December 31, 2004 and 2003, respectively
(Notes 12, 13 and 14)	2,775,877	2,757,010
Capital surplus	18,475,152	18,452,748
Accumulated deficit	(927,478)	(539,704)
Total	20,323,551	20,670,054
Less common stock in treasury, at cost; 1,862,522 and 1,373,327
shares at December 31, 2004 and 2003, respectively	966,055	694,665
Total stockholders' equity	19,357,496	19,975,389
Total liabilities and stockholders' equity	$23,704,517	$24,094,297

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002

Revenue
Electrical construction	$28,823,061	$26,475,202	$16,442,396
Real estate development	3,864,835	6,513,213	5,900,864
Total revenue	32,687,896	32,988,415	22,343,260

Costs and expenses
Electrical construction	25,812,330	23,054,051	13,306,542
Real estate development	2,819,506	4,925,379	4,300,019
Depreciation and amortization	2,140,724	1,645,657	1,404,405
Selling, general and administrative	2,376,134	2,528,710	2,689,413
Total costs and expenses	33,148,694	32,153,797	21,700,379

Other income, net
Interest income	91,535	111,473	97,077
Interest expense, net	(72,435)	(26,616)	(27,922)
Loss on sale of property and equipment	(4,903)	(51,132)	(65)
Other	76,275	11,122	5,528
Total other income, net	90,472	44,847	74,618

(Loss) income from continuing operations
before income taxes	(370,326)	879,465	717,499

Income taxes (benefit)(Note 4)	(80,558)	379,184	363,866

(Loss) income from continuing operations
available to common stockholders	(289,768)	500,281	353,633

(Loss) income from discontinued operations
(including gain on the sale of real estate of
$301,132 for the year ended December 31, 2002)
(net of income taxes (benefit) of ($13,763),
($76,604), and $335,464) (Note 5)	(98,006)	(134,372)	377,564

Loss on disposal of discontinued operations
(net of tax of $71,701) (Note 5)	-	-	(49,443)

Net (Loss) income	$ (387,774)	$ 365,909	$ 681,754

(Loss) earnings per share of common stock -
basic and diluted (Note 13)
Continuing operations	$ (0.01)	$ 0.02	$ 0.01
Discontinued operations	$ (0.00)	$ (0.01)	$ 0.01
Net (loss) income	$ (0.01)	$ 0.01	$ 0.02

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	26,250,350	26,483,912	27,416,395
Diluted	26,250,350	26,637,504	27,543,835

See accompanying notes to consolidated financial statements
26

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities
(Loss) income from continuing operations	$ (289,768)	$ 500,281	$ 353,633
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities
Depreciation and amortization	2,140,724	1,645,657	1,404,405
Deferred income taxes	(95,569)	327,147	318,598
Loss on sale of property and equipment	4,903	51,132	65
Cash (used by) provided from changes in
Accounts receivable and accrued billings	902,438	(2,851,341)	2,285,281
Contracts receivable	3,732,867	(2,313,513)	(1,419,354)
Costs and estimated earnings in excess
of billings on uncompleted contracts	(198,605)	626,262	(773,242)
Land and land development costs	(143,917)	(312,450)	386,101
Land held for sale	-	117,106	15,077
Residential properties under construction	361,436	252,954	895,447
Recoverable income taxes	(8,396)	(5,503)	(32,155)
Prepaid expenses and other assets	185,817	165,725	(165,263)
Accounts payable and accrued liabilities	(493,546)	924,098	(737,430)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(108,291)	77,616	37,903
Income taxes payable	-	-	(19,573)
Net cash (used in) provided by operating
activities of continuing operations	5,990,093	(794,829)	2,549,493
Net cash (used in) provided by operating
activities of discontinued operations	(117,407)	(5,992)	407,155
Net cash provided by (used in) operating activities	5,872,686	(800,821)	2,956,648

Cash flows from investing activities
Proceeds from the disposal of property and equipment	146,561	66,110	87,035
Proceeds from notes receivable	65,920	132,373	95,557
Issuance of notes receivable	(1,479)	(16,863)	-
Net sales (purchases) of investment securities	-	1,266,419	(1,266,419)
Proceeds on sale of mining subsidiaries	-	-	2,497,590
Purchases of property and equipment	(4,868,972)	(3,241,064)	(1,146,515)
Cash surrender value of life insurance	(6,786)	(6,326)	(11,918)
Net cash (used in) provided by investing
activities of continuing operations	(4,664,756)	(1,799,351)	255,330
Net cash (used in) investing activities of
discontinued operations	-	-	(199,512)
Net cash (used in) provided by investing activities	(4,664,756)	(1,799,351)	55,818

Cash flows from financing activities
Proceeds from the exercise of stock options	41,271	-	23,333
Borrowings under lines of credit	2,048,940	3,090,313	1,999,851
Repayment of borrowings under lines of credit	(3,627,862)	(2,378,293)	(2,088,216)
Proceeds from term debt	2,600,000	-	-
Repayments on term debt	(216,667)	-	-
Purchase of treasury stock	(271,390)	(471,727)	(204,218)
Net cash provided by (used in) by financing
activities of continuing operations	574,292	240,293	(269,250)

Net increase (decrease) in cash and cash equivalents	1,782,222	(2,359,879)	2,743,216
Cash and cash equivalents at beginning of period	5,045,463	7,405,342	4,662,126
Cash and cash equivalents at end of period	$6,827,685	$5,045,463	$7,405,342

Supplemental disclosure of cash flow information
Income taxes paid	$ 24,646	$ 26,730	$ 82,982
Interest paid	72,753	26,213	26,776

Supplemental disclosure of non-cash investing activities
Notes receivable in partial payment
for land held for sale	-	-	299,006
Notes receivable reclassified from
discontinued to continuing operations	-	-	605,813

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Years Ended December 31,
		2004	2003	2002

STOCKHOLDERS' EQUITY

PREFERRED	Beginning balance	$ -	$ -	$ -
STOCK SERIES A	Redemption of stock	-	-	-
	Ending balance	-	-	-

COMMON STOCK	Beginning balance	2,757,010	2,757,010	2,746,344
	Exercise of stock options	18,867	-	10,666
	Ending balance	2,775,877	2,757,010	2,757,010

CAPITAL	Beginning balance	18,452,748	18,452,748	18,440,081
SURPLUS	Exercise of stock options	22,404	-	12,667
	Ending balance	18,475,152	18,452,748	18,452,748

ACCUMULATED DEFICIT	Beginning balance	(539,704)	(905,613)	(1,587,367)
	(Loss) income from continuing
	operations	(289,768)	500,281	353,633
	(Loss) income from
	discontinued operations	(98,006)	(134,372)	377,564
	(Loss) on disposal of
	discontinued operations	-	-	(49,443)
	Ending balance	(927,478)	(539,704)	(905,613)

TREASURY STOCK	Beginning balance	(694,665)	(222,938)	(18,720)
	Repurchase of common stock	(271,390)	(471,727)	(204,218)
	Ending balance	(966,055)	(694,665)	(222,938)

	Total stockholders' equity	$19,357,496	$19,975,389	$20,081,207

NUMBER OF SHARES OF CAPITAL STOCK

PREFERRED	Beginning number of shares	-	-	-
STOCK SERIES A	Redemption of stock	-	-	-
	Ending number of shares	-	-	-

COMMON STOCK	Beginning number of shares	27,570,104	27,570,104	27,463,437
	Exercise of stock options	188,667	-	106,667
	Ending number of shares	27,758,771	27,570,104	27,570,104

TREASURY STOCK	Beginning balance	1,373,327	486,968	17,358
	Repurchase of common stock	489,195	886,359	469,610
	Ending number of shares	1,862,522	1,373,327	486,968

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

Short-term Investments - Short-term investments are categorized as available-for-sale and carried at fair value, which approximates cost.

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

As of August 2002, commencing with the second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by SFAS No. 66, "Accounting for Sales of Real Estate", is recognized using the percentage of completion method.  Under this method, revenue is recognized when (1)construction is beyond a preliminary stage, (2)buyers are unable to receive refunds of down-payments except in the event of non-delivery, (3)a substantial percentage of the condominiums are under firm contracts, (4)collection of the sales price is reasonably assured and (5)sales proceeds and costs can be reasonably estimated.  Revenue recognized is calculated based on the percentage of completion, as determined by the construction contract costs incurred to date in relation to the total estimated construction costs.  If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.  A significant majority of the total estimated project costs is attributable to the fixed price construction contract; the residual estimated costs could vary from actual and the variation is recognized in the period it is determined.  If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined.  The timing of revenue and expense recognition is contingent on construction productivity.  Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

Land and Land Development Costs and Residential Properties Under Construction - The costs of a land purchase and any development expenses up to the initial construction phase of any new condominium development project are recorded under the asset "land and land development costs."  Once construction commences, the costs of construction are recorded under the asset "residential properties under construction."  The assets "land and land development costs" and "residential properties under construction" relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements.

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

Financial Instruments Fair Value, Concentration of Business and Credit Risks - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accrued billings, contracts receivable, and accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value.

Financial instruments of the electrical construction operations which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and accrued billings in the amount of $3,140,817 and $4,034,836 as of the years ended December 31, 2004 and 2003, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts.  As of December 31, 2004 and 2003, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers which the Company considers creditworthy based on timely collection history and other considerations.

The real estate development operations' financial instruments which potentially subject the Company to concentrations of credit risk consist mainly of contracts receivable. There were no contracts receivable outstanding as of December 31, 2004. As of December 31, 2003, outstanding contracts receivable amounted to $3,732,867.  Management of the Company periodically reviews the contracts receivable to assess the need to record an allowance for doubtful accounts.  Upon its review, as of the years ended December 31, 2004 and 2003, management determined it was not necessary to record an allowance for doubtful accounts mainly due to the low risk of default on the contracts for sale of which the contracts receivable are derived.  The low risk assessment is based on customers risking forfeiture of their deposits if they were to default as well as customers locking into pre-construction pricing, which in general, has historically been below the fair market value of the condominiums at the time of closing.  To date, no customer has ever defaulted on a contract for sale.

Reclassifications - Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment (Revised 2004)" (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R is effective as of the first interim or annual reporting period beginning after June 15, 2005. The Company expects that, upon adoption, this FASB will not have a significant impact on the financial position or results of operations of the Company.

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

Note 2 - Contracts Receivable

Contracts receivable represent revenue recognized as a portion of the value of contracts for sale on condominium units, which establish buyers' commitments to purchase that are backed by their non-refundable earnest money deposits.  As of December 31, 2004 there was no outstanding balance in contracts receivable as compared to $3,732,867 as of December 31, 2003.

The Company's real estate development operations do not extend financing to buyers and therefore, sales proceeds will be received in full upon closing.

Note 3 - Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 consisted of:

	2004	2003
Costs incurred on uncompleted contracts	$6,900,390	$5,915,509
Estimated earnings	489,078	880,630
	7,389,468	6,796,139
Less billings to date	6,493,679	6,207,246
Total	$ 895,789	$ 588,893

Included in the balance sheets under the following captions:
Costs and estimated earnings in excess
of billings on uncompleted contracts	$ 903,018	$ 704,413
Billings in excess of costs and estimated
earnings on uncompleted contracts	(7,229)	(115,520)
Total	$ 895,789	$ 588,893

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $495,610 and $168,224 at December 31, 2004 and 2003, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings.  Retainage is expected to be collected within the next twelve months.

Note 4 -	Income Taxes

The income tax provisions for the years ended December 31 consisted of:

	2004	2003	2002
Current
Federal	$ 2,946	$ 28,852	$ -
State	12,065	23,185	45,268
	15,011	52,037	45,268

Deferred
Federal	(90,934)	310,362	251,088
State	(4,635)	16,785	67,510
	(95,569)	327,147	318,598

Total	($80,558)	$379,184	$363,866

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31, consisted of:

	2004	2003
Deferred tax assets
Accrued vacation and bonuses	$ 129,272	$ 108,176
Contingent salary payments recorded
as goodwill for tax purposes	19,993	23,427
Contingent completion fee	-	37,795
Remediation provision	57,920	48,521
Net operating loss carryforwards	1,128,971	996,214
Accrued warranty costs	12,191	-
Alternative minimum tax credit carryforwards	308,874	305,928
Accrued workers' compensation	22,142	-
Capitalized bidding costs	15,129	-
Other	5,320	-
Total deferred tax assets	1,699,812	1,520,061

Deferred tax liabilities
Deferred gain on installment notes	(63,661)	(64,647)
Tax depreciation in excess of financial
statement depreciation	(273,744)	(202,341)
Total net deferred tax assets	$1,362,406	$1,253,073

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2004 and 2003, the Company determined a valuation allowance was unnecessary.

At December 31, 2004, the Company had tax net operating loss carryforwards of approximately $3,110,000 available to offset future taxable income, which if unused will expire from 2009 through 2024.  The Company has alternative minimum tax credit carryforwards of approximately $309,000 which are available to reduce future Federal income taxes over an indefinite period.

The differences between the Company's effective income tax rate and the Federal statutory rate for the years ended December 31 are reconciled below:

	2004	2003	2002
Federal statutory rate	(34.0%)	34.0%	34.0%
State income tax	1.3	3.0	6.4
Non-deductible expenses	14.8	5.5	5.4
Other	3.8	0.6	4.9
Total	(21.7%)	43.1%	50.7%

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

The Company sold the Site property in 1964. The Company has investigated the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA.  Based upon its investigation to date, the Company has determined that its operations at the Site were primarily exploratory and that the Company never engaged in any milling or other processing activities at the Site.  The Company's records reflect that between the years 1950 and 1952 it extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing.  The Site has changed owners several times since it was sold by the Company, and the Company believes that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the "Work Group") through which the Work Group has agreed how to perform and finance the EE/CA.  Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent ("AOC") with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA.  The Work Group members have further entered into a fixed fee contract with SECOR International to act as contractor to perform the EE/CA.  SECOR performed field work (sampling) during the month of October 2004.  Evaluation of data and preparation of an EE/CA Report are expected to be completed during the spring of 2005.  Completion of the EE/CA process will thus extend into the summer of 2005, whereupon the EPA will decide whether additional response action (remediation) may be necessary at the Site.

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

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, in addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004, increasing the total provision to $322,745, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of December 31, 2004, the Company incurred actual investigation and professional services costs of $168,826 and its reserve balance for the EE/CA study process is $153,919 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is also investigating whether any cost incurred would be covered by insurance although specific coverage has not yet been identified.

The following table sets forth certain operating results of the discontinued operations:

	2004	2003	2002

Net sales	$ -	$ -	$ 2,464,017
Cost of sales	-	-	(2,035,069)
Depreciation	-	-	(54,288)
Gross profit	-	-	374,660

General and administrative expenses	-	-	(9,018)
Provision for remediation	(111,769)	(210,976)	-
Operating (loss) income	(111,769)	(210,976)	365,642

Interest expense	-	-	(12,416)
Other income, net	-	-	359,802
Total other income, net	-	-	347,386

(Loss) income from discontinued
operations before income
taxes and loss on sale	(111,769)	(210,976)	713,028
Income (taxes) benefit	13,763	76,604	(335,464)

(Loss) income from discontinued
operations, net of tax	(98,006)	(134,372)	377,564
Loss on sale (net of tax of $71,701)	-	-	(49,443)
Net (loss) income from
discontinued operations	$ (98,006)	$(134,372)	$ 328,121

The assets and liabilities of discontinued operations at December 31 consisted of:

	2004	2003
Current assets:
Cash in escrow	$ 31,176	$ -
Total assets of discontinued
operations	$ 31,176	$ -

Current liabilities:
Reserve for remediation	$153,919	$128,380
Total liabilities of discontinued
operations	$153,919	$128,380

Note 6 - Property, Buildings and Equipment

Balances of major classes of properties at December 31 consisted of:

	2004	2003
Land	$ 97,140	$ 26,653
Buildings and improvements	1,588,139	1,237,812
Leasehold improvements	-	74,815
Machinery and equipment	18,831,229	15,252,082
Construction in progress	-	175,040
Total	20,516,508	16,766,402
Less accumulated depreciation
and amortization	12,028,711	10,855,389
Net properties, buildings and
equipment	$ 8,487,797	$ 5,911,013

Management reviews the net carrying value of all properties, buildings and equipment on a regular basis.  As a result of such review, no impairment write-down was considered necessary during any of the years in the three-year period ended December 31, 2004.

Note 7 -	401(k) Employee Benefit Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate.  Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits.  The Company's contributions to the plan are discretionary and amounted to approximately $126,000, $117,000 and $110,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 8 -	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consisted of:

	2004	2003
Accounts payable	$ 1,144,311	$ 1,395,344
Accrued bonus	256,656	548,426
Accrued payroll costs	175,326	75,110
Other accrued expenses	226,246	277,205
Total	$ 1,802,539	$ 2,296,085

Note 9 -   Note Payable to Bank

In April 2002, the Company entered into a $6,000,000 construction loan agreement, in favor of Wachovia Bank, N.A., to finance the development of condominium projects. A portion of the loan, up to $1,500,000, may be used for the working capital needs of the Company.  Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (4.3% and 3.07% at December 31, 2004 and 2003, respectively). The proceeds from the sales of the condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company.  The loan is guaranteed by the Company's electrical construction subsidiary and is secured by an agreement not to further encumber said condominium projects. No borrowings were outstanding under this agreement as of December 31, 2004 as compared to $1,578,923 as of December 31, 2003. The amount available for additional borrowing at December 31, 2004 was $6,000,000, of which $1,500,000 is available for working capital needs of the Company. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of the years ended December 31, 2004 and 2003.

On January 30, 2004, the Company entered into a $2,600,000 term loan agreement, in favor of Wachovia Bank, N.A., to finance purchases of electrical construction equipment.  The Company was able to borrow funds under the loan during the draw period, January 30, 2004 through September 30, 2004. During the draw period, the Company was obligated to make monthly payments of accrued interest only.  As of the "conversion date" , on September 30, 2004 (the "conversion date"), the loan will be payable in monthly loan payments included principal equal to 1/36 of the outstanding principal balance of the loan at the conversion date, plus accrued interest for 36 consecutive months.  The annual interest rate is equal to the "LIBOR Market Index Rate" plus one and nine-tenths percent (4.3% at December 31, 2004).  The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $2,383,334 as of December 31, 2004. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of December 31, 2004.

Interest costs related to the construction of condominiums were capitalized. During the years ended December 31, 2004 and 2003, the Company capitalized interest costs of $41,626 and $53,374, respectively.

The schedule of principal payments of our long-term debt is as follows:

At December 31,
2004
2005	$ 866,667
2006	866,667
2007	650,000
Total	$ 2,383,334

Note 10 - Commitments and Contingencies

The Company leases its principal office space, two small off-site offices and several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement.  The Company's principal office space will be relocated to two new office buildings in the Melbourne area under a new seven-year non-cancelable operating lease.  Future minimum lease payments under operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

At December 31,
2004
2005	$ 108,673
2006	138,161
2007	137,473
2008	139,067
2009	142,600
Thereafter	333,957
Total	$ 999,931

Total rent expense for the operating leases was approximately $121,045, $126,992, and $83,129 for the years ended December 31, 2004, 2003 and 2002, respectively.

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of December 31, 2004, outstanding performance bonds issued on behalf of the Company's electrical construction subsidiary amounted to approximately $11,816,000.

Note 11 - Preferred Stock Purchase Rights

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

Note 12 - The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market.  The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  The options must be exercised within 10 years of the date of grant.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during 2004, 2003 or 2002.  The number of unoptioned shares available at the beginning and at the close of 2004 under the Plan was 315,000 shares.  A summary of option transactions follows:

	Number of Shares	Range of exercise prices per share	Weighted average exercise price	Weighted average remaining contractual life (in years)
Balance outstanding,
December 31, 2001	350,335	$0.21875	$0.21875	7.18
Exercised	(106,667)	0.21875	0.21875
Balance outstanding,
December 31, 2002	243,668	0.21875	0.21875	6.18
No Activity	-
Balance outstanding,
December 31, 2003	243,668	0.21875	0.21875	5.18
Exercised	(188,667)	0.21875	0.21875
Balance outstanding,
December 31, 2004	55,001	$0.21875	$0.21875	4.18

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the Company applies the intrinsic value-based method of accounting as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Plan.  Accordingly, no compensation cost has been recognized in the consolidated financial statements during the years ended December 31, 2004, 2003 and 2002.

The per share weighted average fair value of stock options granted was $0.20 in 1999 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: volatility - 101.5%, dividend paid - none, risk-free interest rate - 5.25% and expected life in years - 10.

The following table shows the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, for the years ended December 31:

	2004	2003	2002
Net (loss) income, as reported	$ (387,774)	$ 365,909	$ 681,754
Deduct: Total stock-based employee
compensation expense determined
under the fair value based
method for all awards, net of
related tax effects	-	-	-
Pro forma net (loss) income	$ (387,774)	$ 365,909	$ 681,754

(Loss) earnings per share
Basic and Diluted - as reported	$ (0.01)	$ 0.01	$ 0.02
Basic and Diluted - pro forma	$ (0.01)	0.01	0.02

Note 13 - Earnings (loss) Per Share of Common Stock

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	December 31,
	2004	2003	2002
Continuing operations
(Loss) income from continuing operations	$ (289,768)	$ 500,281	$ 353,633

Discontinued operations
(Loss) income from discontinued operations	(98,006)	(134,372)	328,121

Net income (loss) available to common stockholders	$ (387,774)	$ 365,909	$ 681,754

Weighted average common shares outstanding	26,250,350	26,483,912	27,416,395

(Loss) earnings per share-basic
Continuing operations	$ (0.01)	$ 0.02	$ 0.01
Discontinued operations	(0.00)	(0.01)	0.01
Net (loss) income	$ (0.01)	$ 0.01	$ 0.02

Weighted average dilutive shares from stock option plan	-	153,592	127,440

Weighted average common shares outstanding including
dilutive shares	26,250,350	26,637,504	27,543,835

(Loss) earnings per share-diluted
Continuing operations	$ (0.01)	$ 0.02	$ 0.01
Discontinued operations	(0.00)	(0.01)	0.01
Net (loss) income	$ (0.01)	$ 0.01	$ 0.02

Basic (loss) income per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) income per share also gives effect to all potential dilutive common shares outstanding during the period, such as stock options, if dilutive.  Outstanding stock options for 2004 of 55,001 were excluded from this calculation, as they would have been anti-dilutive or reduced the loss per share.  The computation of the weighted average number of common stock shares outstanding excludes 1,862,522, 1,373,327, and 486,968 shares of Treasury Stock for each of the years ended December 31, 2004, 2003, and 2002, respectively.

Note 14 - Common Stock Repurchase Plan

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan (the "Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved an extension of the repurchase period until September 16, 2004 and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million. On September 29, 2004 the Board of Directors approved another extension of the repurchase period until September 29, 2005.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  During each of the years ended December 31, 2004 and 2003, pursuant to the Repurchase Plan, the Company repurchased 489,195 and 886,359 shares of its Common Stock, respectively, at a cost of $271,390 (average cost of $0.555 per share) and $471,727 (average cost of $0.532 per share), respectively. As of December 31, 2004, the total number of shares repurchased under the Repurchase Plan was 1,845,164 at a cost of $947,335 (average cost of $0.513 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 654,836. The Company currently holds the repurchased stock as Treasury Stock, reported at cost.  Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 15 - Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development.  There were no material amounts of sales or transfers between segments and no material amounts of foreign sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods indicated:

	2004	2003	2002
Continuing operations:
Sales from operations to
unaffiliated customers
Electrical construction	$28,823,061	$26,475,202	$16,442,396
Real estate development	3,864,835	6,513,213	5,900,864
Total	$32,687,896	$32,988,415	$22,343,260

Operating income
Electrical construction	$ 850,612	$ 1,726,789	$ 1,689,686
Real estate development	748,005	1,186,081	1,229,872
Total	$ 1,598,617	$ 2,912,870	$ 2,919,558

Identifiable assets:
Continuing operations
Electrical construction	$15,183,844	$11,988,779	$ 9,596,844
Real estate development	1,693,624	6,157,845	3,442,714
Corporate	6,791,921	5,947,673	9,318,443
Discontinued operations	35,128	-	-
Total	$23,704,517	$24,094,297	$22,358,001

Capital expenditures:
Continuing operations
Electrical construction	$ 4,731,242	$ 3,056,897	$ 1,114,719
Real estate development	75,355	4,891	-
Corporate	62,375	179,276	31,796
Discontinued operations	-	-	114,288
Total	$ 4,868,972	$ 3,241,064	$ 1,260,803

Depreciation, amortization and depletion:
Continuing operations
Electrical construction	$ 2,059,473	$ 1,583,968	$ 1,339,647
Real estate development	13,026	8,592	15,326
Corporate	68,225	53,097	49,432
Discontinued operations	-	-	54,288
Total	$ 2,140,724	$ 1,645,657	$ 1,458,693

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

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows:

	2004		2003		2002
	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Customer A	$ -	-	$3,903	12%	$9,371	42%
Customer B	11,715	36%	7,031	21%	-	-
Customer C	-	-	-	-	2,741	12%
Customer D	-	-	4,512	14%	-	-
Customer E	5,654	17%	-	-	-	-

The real estate development operations did not have sales, from any one customer, which exceeded 10% of total sales for each of the years ended December 31, 2004, 2003 and 2002.

Sales by service/product (in thousands of dollars) are as follows:

	2004		2003		2002
	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Transmission	$23,699	73%	$24,105	73%	$16,241	73%
Fiber optics	2,262	7%	2,253	7%	-	0%
Miscellaneous	2,862	9%	117	0%	201	1%
Total	28,823	88%	26,475	80%	16,442	74%

Real estate development:
Condominium sales	3,865	12%	6,242	19%	5,730	25%
Lot sales	-	0%	271	1%	171	1%
Total	3,865	12%	6,513	20%	5,901	26%

Total Sales	$32,688	100%	$32,988	100%	$22,343	100%

Note 16 - Quarterly Financial Data (unaudited)

Selected quarterly financial data follows:

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Continuing operations:
Revenues:
Electrical construction	$ 9,271,934	$6,685,343	$7,262,905	$5,602,879
Real estate development	2,988,771	876,063	-	-
Total	$12,260,705	$7,561,406	$7,262,905	$5,602,879
Operating income (loss):
Electrical construction	$ 1,228,513	$ (714,330)	$ 835,831	$ (499,402)
Real estate development	705,885	168,018	(45,541)	(80,357)
Net income (loss) from continuing
operations available to common stockholders	839,170	(562,473)	31,644	(598,109)

Discontinued operations:
Loss from discontinued operations	-	-	(11,897)	(86,109)

Net income (loss)	839,170	(562,473)	19,747	(684,218)

Earnings (loss) per share - basic and diluted:
Continuing operations	0.03	(0.02)	-	(0.02)
Discontinued operations	-	-	-	-
Net income (loss)	0.03	(0.02)	-	(0.03)

Common shares and equivalents used in the
calculations of earnings per share:
Basic	26,301,631	26,336,064	26,226,624	26,149,668
Diluted	26,352,967	26,336,064	26,271,388	26,149,668

The totals for the year may differ from the sum of the quarterly information due to rounding.

45

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Continuing operations:
Revenues:
Electrical construction	$6,952,899	$ 8,897,680	$4,539,399	$6,085,224
Real estate development	727,445	1,657,762	2,274,742	1,853,264
Total	$7,680,344	$10,555,442	$6,814,141	$7,938,488
Operating income (loss):
Electrical construction	$ 848,998	$ 466,627	$ (141,812)	$ 552,976
Real estate development	42,360	264,757	463,002	415,962
Net income (loss) from continuing
operations available to common stockholders	224,962	122,679	(92,118)	244,758

Discontinued operations:
Loss from discontinued operations	-	-	(121,384)	(12,988)

Net income (loss)	224,962	122,679	(213,502)	231,770

Earnings (loss) per share - basic and diluted:
Continuing operations	0.01	-	-	0.01
Discontinued operations	-	-	-	-
Net income (loss)	0.01	-	(0.01)	0.01

Common shares and equivalents used in the calculations of
earnings per share:
Basic	26,927,262	26,613,750	26,207,400	26,206,261
Diluted	27,050,729	26,752,708	26,207,400	26,371,669

The totals for the year may differ from the sum of the quarterly information due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures
John H. Sottile, our Chief Executive Officer ("CEO"), and Stephen R. Wherry, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004 and each has concluded that such disclosure controls and procedures are sufficiently effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in internal controls
No changes in the Company's internal controls over financial reporting occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

At the end of fiscal 2006, Section 404 of the Sarbanes-Oxley Act will require the Company's management to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company's independent registered public accounting firm will be required to audit management's assessment. The Company is in the process of performing the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for the Company's independent registered public accounting firm to provide their attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Limitations of the effectiveness of controls
A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of December 31, 2004 to provide reasonable assurance that the objectives of the disclosure control system were met.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information concerning the directors of the Company will be contained under "Election of Directors" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

The executive officers of the Company are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age

John H. Sottile Chairman of the Board of Directors, President and Chief Executive Officer, Director	1983	57

Stephen R. Wherry, Vice President, Treasurer, Assistant Secretary and Chief Financial Officer	1988	46

_________________________________

(1)	As of February 28, 2005

Throughout the past five years John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company.

John H. Sottile has served as Chairman of the Board of Directors since May 1998.

The term of office of all directors is until the next annual meeting and the term of office of all officers is for one year and until their successors are chosen and qualify.

Code of Ethics

In March 2003, the Company's Board of Directors adopted a Code of Ethics (the "Code") that is specifically applicable to its Chief Executive Officer and Senior Financial Officers. The Code incorporates guidelines designed to deter wrongdoing; and to promote honest and ethical conduct, compliance with applicable laws and regulations, prompt internal reporting of Code violations and accountability for Code adherence.  A copy of the Code was filed as an exhibit to the 2003 Form 10-K.

The Code is also available, free of charge, within the "Investor Relations" section of the Company's website, at www.goldfieldcorp.com.  The Company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Audit Committee

Information concerning the Company's Audit Committee including the Audit Committee Financial Expert will be contained under "Committees and Meetings of the Board of Directors" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation will be contained under "Executive Compensation" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership will be contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions of the directors and officers of the Company will be contained under "Election of Directors" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning the accounting services performed by the Company's Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under "Audit Committee Report and Fee Information" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15 -	Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

  (2) Financial Statement Schedules

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

  (3) Exhibits

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

50

10-5

The Loan Agreement and related Promissory Note and Security Agreement dated January 30, 2004 made in favor of Wachovia Bank, N.A. by The Goldfield Corporation and/or Southeast Power Corporation is hereby incorporated by reference to Exhibit 10-5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, heretofore filed with the Commission (file No. 1-7525).

10-6

The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 13 of notes to consolidated financial statements.

14

The Goldfield Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers is hereby incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, heretofore filed with the Commission (file No. 1-7525).

*21	Subsidiaries of Registrant
*23	Consent of Independent Registered Public Accounting Firm
*24	Powers of Attorney
*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

THE GOLDFIELD CORPORATION

By

/s/ John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director

Dated:  March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

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

