Form 10-Q
period 2005-03-31
GOLDFIELD CORP
filed 2005-05-13
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 1-7525

 The Goldfield Corporation
    (Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	88-0031580 (IRS Employer Identification Number)
1684 W. Hibiscus Blvd., Melbourne, FL (Address of Principal Executive Offices)	32901 (Zip Code)

(321) 724-1700 (Registrant's Telephone Number, including Area Code)

(100 Rialto Place, Suite 500, Melbourne, FL, 32901)
(Former name, former address and former fiscal year, if changed since last report)

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

 Yes        No  X

     As of May 2, 2005, 25,788,507 shares of the Registrant's common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2005

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$ 4,668,904	$ 6,827,685
Restricted cash - discontinued operations (Note 4)	7,845	31,176
Accounts receivable and accrued billings	3,647,851	3,140,817
Contracts receivable (Note 2)	1,131,157	-
Current portion of notes receivable	41,453	41,453
Costs and estimated earnings in excess of
billings on uncompleted contracts	2,153,015	903,018
Deferred income taxes	947,195	993,516
Income taxes recoverable	42,808	46,054
Residential properties under construction (Note 3)	1,094,309	-
Prepaid expenses	561,990	321,865
Other current assets	24,025	13,648
Total current assets	14,320,552	12,319,232
Property, buildings and equipment, net	8,509,021	8,487,797
Notes receivable, less current portion	507,019	507,136
Deferred charges and other assets
Deferred income taxes, less current portion	316,886	368,890
Land and land development costs (Note 3)	1,233,964	1,582,882
Cash surrender value of life insurance	315,369	316,725
Other assets	272,200	121,855
Total deferred charges and other assets	2,138,419	2,390,352
Total assets	$ 25,475,011	$ 23,704,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 3,583,060	$ 1,802,539
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	7,229
Notes payable to bank (Note 5)	1,016,338	866,667
Current liabilities of discontinued operations (Note 4)	120,486	153,919
Total current liabilities	4,719,884	2,830,354
Long-term obligations, less current portion (Note 5)	1,300,000	1,516,667
Total liabilities	6,019,884	4,347,021
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,758,771 shares issued at
March 31, 2005 and December 31, 2004	2,775,877	2,775,877
Capital surplus	18,475,152	18,475,152
Accumulated deficit	(790,926)	(927,478)
Total	20,460,103	20,323,551
Less common stock in treasury, at cost; 1,927,606 and 1,862,522
shares at March 31, 2005 and December 31, 2004, respectively	1,004,976	966,055
Total stockholders' equity	19,455,127	19,357,496
Total liabilities and stockholders' equity	$ 25,475,011	$ 23,704,517

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended
	March 31,
	2005	2004

Revenue
Electrical construction	$ 7,100,316	$ 9,271,934
Real estate development	1,131,157	2,988,771
Total revenue	8,231,473	12,260,705

Costs and expenses
Electrical construction	5,917,573	7,548,274
Real estate development	692,452	2,075,029
Depreciation and amortization	625,731	486,520
Selling, general and administrative	750,778	764,494
Total costs and expenses	7,986,534	10,874,317

Other income (expenses), net
Interest income	28,458	20,575
Interest expense, net	(32,986)	(6,499)
Loss on sale of property and equipment	(1,486)	(1,115)
Other	1,889	595
Total other income (expenses), net	(4,125)	13,556

Income from continuing operations
before income taxes	240,814	1,399,944

Income taxes (Note 7)	91,510	560,774

Income from continuing operations	149,304	839,170

Loss from discontinued operations (Note 4)	(12,752)	-

Net income	$ 136,552	$ 839,170

Earnings per share of common stock -
basic and diluted (Note 8)
Continuing operations	$ 0.01	$ 0.03
Discontinued operations	-	-
Net income	$ 0.01	$ 0.03

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	25,833,696	26,301,631
Diluted	25,867,275	26,352,967

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities
Income from continuing operations	$ 136,552	$ 839,170
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	625,731	486,520
Deferred income taxes	98,325	543,632
Loss on sale of property and equipment	1,486	1,115
Cash (used by) provided from changes in
Accounts receivable and accrued billings	(507,034)	302,188
Contracts receivable	(1,131,157)	(2,988,771)
Costs and estimated earnings in excess
of billings on uncompleted contracts	(1,249,997)	(578,793)
Land and land development costs	348,918	(12,086)
Residential properties under construction	(1,094,309)	350,415
Recoverable income taxes	3,246	10,267
Prepaid expenses and other assets	(400,847)	(631,849)
Accounts payable and accrued liabilities	1,780,520	1,010,157
Billings in excess of costs and estimated
earnings on uncompleted contracts	(7,229)	(115,520)
Income taxes payable	-	2,248
Net cash used in operating
activities of continuing operations	(1,395,795)	(781,307)
Net cash used in operating
activities of discontinued operations	(10,103)	(24,837)
Net cash used in operating activities	(1,405,898)	(806,144)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	52,831	49,500
Proceeds from notes receivable	117	15,388
Purchases of property and equipment	(701,272)	(927,414)
Cash surrender value of life insurance	1,357	3,771
Net cash used in investing
activities of continuing operations	(646,967)	(858,755)
Net cash used in investing activities of
discontinued operations	-	-
Net cash used in investing activities	(646,967)	(858,755)

Cash flows from financing activities
Proceeds from the exercise of stock options	-	36,458
Borrowings under lines of credit	149,672	1,237,489
Repayments on term debt	(216,667)	-
Purchase of treasury stock	(38,921)	-
Net cash (used in) provided by financing
activities of continuing operations	(105,916)	1,273,947

Net decrease in cash and cash equivalents	(2,158,781)	(390,952)
Cash and cash equivalents at beginning of period	6,827,685	5,045,463
Cash and cash equivalents at end of period	$ 4,668,904	$ 4,654,511

Supplemental disclosure of cash flow information
Income taxes paid	$ 2,691	$ 4,626
Interest paid	28,768	2,651

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

Note 1 -	Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows for the interim periods reported.  These adjustments are of a normal recurring nature.  All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2004, which was derived from the audited consolidated financial statements.  The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  These statements should be read in conjunction with the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Note 2 -	Contracts Receivable

Contracts receivable represent revenue recognized on a portion of the value of contracts for sale on condominium units, which establish buyers' commitments to purchase that are backed by their non-refundable earnest money deposits.  As of March 31, 2005, there was a $1,131,157 outstanding balance in contracts receivable compared to no outstanding balance at December 31, 2004.

The Company's real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

Note 3 -	Land and Land Development Costs and Residential Properties Under Construction

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

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the "Work Group") through which the Work Group has agreed how to perform and finance the EE/CA.  Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent ("AOC") with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA.  The Work Group members have further entered into a fixed fee contract with SECOR International to act as contractor to perform the EE/CA.  SECOR performed field work (sampling) during the month of October 2004.  Evaluation of data and preparation of an EE/CA Report are expected to be completed during the summer of 2005, whereupon the EPA will decide whether additional response action (remediation) may be necessary at the Site.

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

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, in addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004, increasing the total provision to $322,745, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of March 31, 2005, the Company incurred actual investigation and professional services costs of $168,826 and its reserve balance for the EE/CA study process is $120,486 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is also investigating whether any cost incurred would be covered by insurance.  Based on that investigation, the Company is in the process of obtaining additional information and coverage determinations from two carriers who appear to have provided commercial liability insurance in the past.  No specific coverage determinations have yet been made.

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended March 31, as indicated in the table below.

	2005	2004
	(unaudited)	(unaudited)
Provision for remediation	$ -	$ -
Loss from discontinued operations before
income taxes	-	-
Income (taxes) benefit	(12,752)	-
Loss from discontinued operations, net of tax	$ (12,752)	$ -

The income tax expense related to discontinued operations as noted above results from a decrease in deferred tax assets.  This decrease in deferred tax assets was a result of actual payments made against reserves for remediation during the quarter.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	March 31,	December 31,
	2005	2004
(unaudited)
Current assets
Cash in escrow	$ 7,845	$ 31,176
Total assets of discontinued
operations	$ 7,845	$ 31,176

Current liabilities
Reserve for remediation	$ 120,486	$ 153,919
Total liabilities of discontinued
operations	$ 120,486	$ 153,919

Note 5 -	Notes Payable to Bank

In April 2002, the Company entered into a $6,000,000 construction loan agreement, in favor of Wachovia Bank, N.A., to finance the development of condominium projects. A portion of the loan, up to $1,500,000, may be used for the working capital needs of the Company.  Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (4.8% and 4.3% at March 31, 2005 and December 31, 2004, respectively). The proceeds from the sales of the condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company.  The loan is guaranteed by the Company's electrical construction subsidiary and is secured by an agreement not to further encumber said condominium projects. Borrowings outstanding under this agreement were $149,671 as of March 31, 2005 compared to no borrowings outstanding as of December 31, 2004. The amount available for additional borrowing at March 31, 2005 was $5,850,329, of which $1,500,000 is available for working capital needs of the Company. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of March 31, 2005 and December 31, 2004.

On January 30, 2004, the Company entered into a $2,600,000 term loan agreement, in favor of Wachovia Bank, N.A., to finance purchases of electrical construction equipment.  The Company was able to borrow funds under the loan during the draw period, January 30, 2004 through September 30, 2004. During the draw period, the Company was obligated to make monthly payments of accrued interest only.  As of the "conversion date", on September 30, 2004 (the "conversion date"), the loan will be payable in monthly loan payments including principal equal to 1/36 of the outstanding principal balance of the loan at the conversion date, plus accrued interest for 36 consecutive months.  The annual interest rate is equal to the "LIBOR Market Index Rate" plus one and nine-tenths percent (4.8% and 4.3% at March 31, 2005 and December 31, 2004, respectively).  The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $2,166,667 and $2,383,334 as of March 31, 2005 and December 31, 2004, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of March 31, 2005 and December 31, 2004.

Interest costs related to the construction of condominiums were capitalized. During the three month periods ended March 31, 2005 and 2004 the Company capitalized interest costs of $868 and $17,548, respectively.

Note 6 -	Commitments and Contingencies

The Company's principal office space is under a seven-year non cancelable operating lease.  Future minimum lease payments under operating leases having initial or remaining non cancelable lease terms in excess of one year are as follows:

At March 31,
2005
2005	$ 105,855
2006	138,161
2007	137,473
2008	139,067
2009	142,600
Thereafter	333,957
Total	$ 997,113

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of March 31, 2005, outstanding performance bonds issued on behalf of the Company's electrical construction subsidiary amounted to approximately $2,438,000.

Note 7 -	Income Taxes

At March 31, 2005, the Company had tax net operating loss carryforwards of approximately $2,910,000 available to offset future taxable income, which if unused will expire from 2009 through 2024.  The Company has alternative minimum tax credit carryforwards of approximately $309,000, which are available to reduce future Federal income taxes over an indefinite period.

The Company's effective tax rate for the three months ended March 31, 2005 was 38%.  This is the Company's expected tax rate for the year ending December 31, 2005 which was calculated based on the estimated annual operating results for the year.  The effective tax rate differs from the statutory rate (34%) for the three months ended March 31, 2005, largely due to state income taxes.

Note 8 -	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	March 31.	March 31.
	2005	2004
	(unaudited)	(unaudited)
Continuing operations
Income from continuing operations	$ 149,304	$ 839,170

Discontinued operations
Loss from discontinued operations	(12,752)	-

Net income	$ 136,552	$ 839,170

Weighted average common shares outstanding	25,833,696	26,301,631

Earnings per share-basic
Continuing operations	$ 0.01	$ 0.03
Discontinued operations	-	-
Net income	$ 0.01	$ 0.03

Weighted average dilutive shares from stock option plan	33,579	51,336

Weighted average common shares outstanding including
dilutive shares	25,867,275	26,352,967

Earnings per share-diluted
Continuing operations	$ 0.01	$ 0.03
Discontinued operations	-	-
Net income	$ 0.01	$ 0.03

On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan (the "Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved an extension of the repurchase period until September 16, 2004 and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million. On September 29, 2004 the Board of Directors approved another extension of the repurchase period until September 29, 2005.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  During the three month period ended March 31, 2005, the Company repurchased 65,084 shares of its common stock at a cost of $38,921 (average cost of $0.60 per share). The total number of shares repurchased under the Repurchase Plan as of March 31, 2005, was 1,910,248 at a cost of $986,253 (average cost of $0.516 per share) and the remaining number of shares the Company is authorized to repurchase under the Repurchase Plan is 589,752. The Company currently holds the repurchased stock as Treasury Stock, reported at cost.  Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 9 -	Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development.  There were no material amounts of sales or transfers between segments and no material amounts of foreign sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information as of the dates indicated:

	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)

Continuing operations
Revenues
Electrical construction	$ 7,100,316	$ 9,271,934
Real estate development	1,131,157	2,988,771
Total	$ 8,231,473	$ 12,260,705

Operating income
Electrical construction	$ 551,839	$ 1,228,513
Real estate development	336,042	705,885
Total	$ 887,881	$ 1,934,398

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment.  Operating income excludes interest expense, interest income and income taxes.  General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense.  Operating income for each business segment, electrical construction and real estate development, is reconciled below in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth certain segment information as of the dates indicated:

	March 31,	December 31,
	2005	2004
	(unaudited)
Identifiable assets
Electrical construction	$ 15,722,378	$ 15,183,844
Real estate development	3,576,137	1,693,624
Corporate	6,168,651	6,795,873
Discontinued operations	7,845	31,176
Total	$ 25,475,011	$ 23,704,517

Note 10 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, treasury shares or shares purchased on the open market.  The exercise price under such grants, if applicable, will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  Any options granted under the Plan must be exercised within 10 years of the date of grant and are vested equally over a 3 year period.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during the three month periods ended March 31, 2005 and 2004.  As of March 31, 2005, 55,001 options were outstanding.

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Plan.  Accordingly, no compensation cost has been recognized in the consolidated financial statements during the three month periods ended March 31, 2005 and 2004.  Had the Company used the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, the Company's net income would not have changed for the three month periods ended March 31, 2005 and 2004.

Note 11 -	Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment (Revised 2004)" (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. Originally, SFAS 123R required that companies adopt the provision of SFAS 123R as of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule which defers the compliance date of FAS 123R until 2006 for calendar year companies such as Goldfield. The Company expects that, upon adoption, this FASB will not have a significant impact on the financial position or results of operations of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's revenue from electrical construction operations decreased approximately 23.4% for the three month period ending March 31, 2005 as compared to the same period in the prior year.  This decrease in revenue was primarily a result of fewer large transmission projects available within the southeast region of the United States.  Operating margins of the electrical construction operations decreased by 55.1% for the three month period ending March 31, 2005 when compared to the like period in 2004.  The decrease in operating margins for the three month period ended March 31, 2005 is a result of a reduced revenue base and relatively static overhead expenses compared to the like period in 2004.

Revenues from the real estate development operations decreased by approximately 62.2% in the first three months of 2005 when compared to the same period in 2004.  This decrease was mainly the result of timing differences in real estate construction projects between the like 2005 and 2004 periods.  Due to the timing of the flow of projects, we did not begin recognizing revenue in our real estate development operations in 2005, until the last month of the quarter.  In the first quarter of 2004, revenue was recognized throughout the entire period. Operating margins increased to 29.7% for the three months ended March 31, 2005 from 23.6% for the three months ended March 31, 2004. During the latter part of 2005, the Company plans to commence construction on a second project, Pineapple House, described in the Results of Operations section below. Since this project is still in the permitting phase, there can be no assurance as to specific timing with respect to the commencement of construction.

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

As of March 31, 2005, the deferred tax asset was largely comprised of net operating loss ("NOL") carryforwards which will expire from 2009 through 2024 (refer to note 7 of notes to the consolidated financial statements).  Based on historical experience and other various assumptions including forecasts of future taxable income and tax planning, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their respective expiration dates and therefore, has not recorded a valuation allowance against the deferred tax assets.

 Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the "EPA") that it is a potentially responsible party (a "PRP") with respect to possible investigation and removal activities at a mine that it had formerly owned.  Refer to note 4 of notes to the consolidated financial statements in this Form 10-Q for a discussion of this matter.

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, in addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004. This increased the total provision to $322,745.  There was no change to the provision recorded during the three months ended March 31, 2005.  Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its segments for the three months ended March 31, as indicated:

	2005	2004
	(unaudited)	(unaudited)
Revenue
Electrical construction	$ 7,100,316	$ 9,271,934
Real estate development	1,131,157	2,988,771
Total	$ 8,231,473	$ 12,260,705

Operating income
Electrical construction	$ 551,839	$ 1,228,513
Real estate development	336,042	705,885
Total	$ 887,881	$ 1,934,398

The table below is a reconciliation of the Company's operating income attributable to each of its segments for the three months ended March 31, as indicated:

	2005	2004
	(unaudited)	(unaudited)
Electrical construction
Revenue	$7,100,316	$9,271,934
Expenses
Cost of goods sold	5,917,572	7,548,274
Depreciation	599,145	462,892
SG&A	31,760	32,255
Total expenses	6,548,477	8,043,421
Operating income	$551,839	$1,228,513

Real estate development
Revenue	$1,131,157	$2,988,771
Expenses
Cost of goods sold	692,452	2,075,029
Depreciation	5,457	2,943
SG&A	97,206	204,914
Total expenses	795,115	2,282,886
Operating income	$336,042	$705,885

Continuing Operations

  Revenues

Total revenues in the three months ended March 31, 2005 decreased by 32.9% to $8,231,473, compared to $12,260,705 in the three months ended March 31, 2004. This decrease in revenue was largely a result of a general decline in the availability of large transmission line construction projects in the electrical construction segment and a difference in the timing of real estate construction projects for the period ending March 31, 2005 compared to the like period in 2004.

Electrical construction revenues decreased by 23.4% to $7,100,316 in the three months ended March 31, 2005 from $9,271,934 in the three months ended March 31, 2004.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At March 31, 2005, the approximate value of uncompleted contracts was $7,700,000 compared to $9,300,000 at March 31, 2004.

Revenues recognized by the real estate development operations for the three months ended March 31, 2005 were $1,131,157 compared to $2,988,771 for the three months ended March 31, 2004, a decrease of 62.2%.  The decline in revenues in the first quarter of 2005 was due in large part to timing differences of real estate construction projects.

The Company's real estate project currently under construction, "Oak Park", is due to be completed during the fourth quarter of 2005.  The Company's next project ("Pineapple House") is completing the permitting stage of development and is in the process of accepting pre-construction deposits and reservations.

As of March 31, 2005, the real estate development operation's backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $10,495,000, compared to approximately $900,000 as of March 31, 2004.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

 Operating Results

Electrical construction operations had operating income of $551,839 in the three months ended March 31, 2005, compared to operating income of $1,228,513 during the three months ended March 31, 2004, a decrease of 55.1%.  As a percentage of revenue, operating margins on electrical construction operations decreased to 7.8% for the three months ended March 31, 2005 from 13.2% for the three months ended March 31, 2004.  The decrease in operating margins for the three month period ended March 31, 2005 is a result of a reduced revenue base and relatively static overhead expenses compared to the like period in 2004.

Real estate development operations had an operating income of $336,042 in the three months ended March 31, 2005, compared to $705,885 in the three months ended March 31, 2004, a decrease of $369,843.  As a percentage of revenue, operating margins increased to 29.7% for the three months ended March 31, 2005 from 23.6% for the three months ended March 31, 2004.  Operating margins from real estate development operations are expected to vary due to the type and number of projects under construction at any given time and each respective project's estimated operating margin.

  Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $7,986,534 in the three months ended March 31, 2005 from $10,874,317 in the three months ended March 31, 2004, a decrease of 26.6%.

Electrical construction costs decreased to $5,917,573 in the three months ended March 31, 2005 from $7,548,274 in the three months ended March 31, 2004, a decrease of 21.6%.  The decrease in costs resulted from a decrease in the volume of work performed and is consistent with the 23.4% decrease in revenue.

Costs of the real estate development operations decreased to $692,452 for the three months ended March 31, 2005 from $2,075,029 for the three months ended March 31, 2004, a decrease of 66.6%.  The decline in costs in the first quarter of 2005 was due in large part to timing differences of real estate construction projects.

Depreciation and amortization was $625,731 in the three months ended March 31, 2005, compared to $486,520 in the three months ended March 31, 2004.  The increase in depreciation and amortization was primarily a result of an increase in capital expenditures made in recent years, most of which related to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each respective segment for the three months ended March 31, as indicated:

	2005	2004
	(unaudited)	(unaudited)
Electrical construction	$ 31,760	$ 32,255
Real estate development	97,206	204,914
Corporate	621,812	527,325
Total	$ 750,778	$ 764,494

In the three months ended March 31, 2005, total SG&A expenses decreased by 1.8% when compared to the like period in 2004. The decrease was primarily attributable to lower bonuses and selling costs in the real estate development operations, which decrease was partially offset by increased professional fees incurred within the corporate division.  SG&A expenses, as a percentage of revenue, increased to 9.1% for the three months ended March 31, 2005 compared to 6.2% in the like period for 2004.  This increase was due to the decrease in revenues for the quarter ending March 31, 2005, compared to the like period in 2004.

  Income Taxes

The provision for income taxes was $91,510 in the three months ended March 31, 2005, an effective tax rate of 38%, which is the Company's expected tax rate for the year ended December 31, 2005, as compared to $560,774 in the three months ended March 31, 2004, an effective tax rate of 40.1%.  The effective tax rates for the three months ended March 31, 2005 and 2004 differ from the statutory rate largely due to state income taxes.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine previously owned by the Company. Please see note 4 of notes to the consolidated financial statements in this Form 10-Q for a discussion of this matter.

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended March 31, as indicated:

	2005	2004
	(unaudited)	(unaudited)
Provision for remediation	$ -	$ -
Loss from discontinued operations before
income taxes	-	-
Income (taxes) benefit	(12,752)	-
Loss from discontinued operations, net of tax	$ (12,752)	$ -

The income tax expense related to discontinued operations as noted above results from a decrease in deferred tax assets. This decrease in deferred tax assets was a result of actual payments made against reserves for remediation during the quarter.

Liquidity and Capital Resources

Working Capital Analysis

Cash and cash equivalents at March 31, 2005 were $4,668,904 as compared to $6,827,685 at December 31, 2004. Working capital of continuing and discontinued operations at March 31, 2005 was $9,604,291, compared to $9,488,878 at December 31, 2004.  The Company's ratio of current assets to current liabilities (including continuing and discontinued operations) decreased to 3.0:1 at March 31, 2005, from 4.4:1 at December 31, 2004. This net decrease was primarily attributable to a net increase in accounts payable of the real estate operations which increase is due to the costs associated with the current construction activities at its most recent project.

Cash Flow Analysis

Net cash flows for each of the three month periods ended March 31 were as follows:

	2005	2004
	(unaudited)	(unaudited)
Operating activities	$ (1,405,898)	$ (806,144)
Investing activities	(646,967)	(858,755)
Financing activities	(105,916)	1,273,947
Net decrease in
cash and cash equivalents	$ (2,158,781)	$ (390,952)

  Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

For the first three months of 2005, net cash used by operating activities was $1,405,898, compared to $806,144 used in the same period in 2004.  Changes in accounts receivable and accrued billings used $507,034 of cash in the first quarter of 2005, compared to cash provided of $302,188 in the first quarter of 2004 due to a decrease in accounts receivable and accrued billings of the electrical construction segment.  Costs and estimated earnings in excess of billings on uncompleted contracts used $1,249,997 of cash in the first quarter of 2005 compared to cash used of $578,793 in the first quarter of 2004 due to an increase in the number of outstanding projects and the timing of billings.  Changes in the contracts receivable, residential properties under construction, and land and land development costs of the real estate development operations used $1,876,548 of cash in the first three months of 2005, compared to $2,650,442 of cash used in the same period for 2004.  The decrease in cash used by contracts receivable, residential properties under construction, and land and land development costs in the first three months of 2005, when compared to the like period in 2004, was due in large part to the timing difference related to the construction of the real estate projects during both periods. Accounts payable and accrued liabilities provided $1,780,519 in the first quarter of 2005 compared to cash provided of $1,010,157 in the like period of 2004, primarily due to the decrease in the open accounts payable of the electrical construction operations.

  Investing Activities

Net cash used by investing activities in the first three months of 2005 was $646,967, compared to $858,755 for the same period in 2004. This decrease in cash used by the Company's investing activities during the first three months of 2005 when compared to the same period in 2004 was primarily the result of a decrease of capital expenditures in the first three months of 2005 to $701,272 from $927,414 in 2004.

Capital expenditures in 2005 are expected to approximate $2.3 million, which includes approximately $701,000 in capital expenditures during the three months ended March 31, 2005.  The Company anticipates funding all 2005 capital expenditures through existing cash reserves.

  Financing Activities

Net cash used by financing activities in the first three months of 2005 was $105,916, compared to net cash provided by of $1,273,947 in the same period of 2004. Net cash provided by borrowing under lines of credit for the period ending March 31, 2005 was $149,672 compared to $1,237,489 primarily due to a decrease in borrowings within the real estate division.  Payments to the capital line of credit for capital equipment in the electrical construction division accounted for cash used of $216,667 in the first three months of 2005 as compared to no payments in the same period in 2004.

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

Contractual Obligations

The following table summarizes the Company's future aggregate contractual obligations at March 31, 2005:

	Payments Due By Period
	(in thousands)
	Total	Less Than 1 Year	1 - 2 years	3 - 5 Years	More Than 5 Years
Operating leases	$ 997	$ 143	$ 136	$ 421	$ 297
Purchase obligations¹	1,303	422	434	447	-
Long-term debt - principal	2,167	867	867	433	-
Long-term debt - interest²	368	111	70	85	102
Total	$ 4,835	$ 1,543	$ 1,507	$ 1,386	$ 399

(1)  Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms.  These amounts represent the employment contract of the CEO.

(2)  Includes interest on loans against the cash surrender value of life insurance policies included in other long term assets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's primary market risk exposure is related to interest rate risk. At March 31, 2005, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points would not materially affect our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer ("CEO"), and Stephen R. Wherry, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005 and each has concluded that such disclosure controls and procedures are sufficiently effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in internal controls

No changes in the Company's internal controls over financial reporting occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of March 31, 2005 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the United States Environmental Protection Agency regarding the Anderson-Calhoun mine/mill site in note 4 of notes to the consolidated financial statements in this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information regarding the Company's purchases of its Common Stock on a monthly basis during the first quarter of 2005:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/05-1/31/05	65,084	$ 0.60	65,084	589,752
2/1/05-2/28/05	-	-	-	589,752
3/1/05-3/31/05	-	-	-	589,752
Total	65,084	$ 0.60	65,084	589,752

(1) On September 17, 2002, the Company's Board of Directors approved a Common Stock Repurchase Plan ("the Repurchase Plan") allowing the Company to repurchase up to five percent (approximately 1.3 million shares) of its outstanding Common Stock over the twelve-month period which followed.  On June 11, 2003, the Board of Directors approved an extension of the repurchase period until September 16, 2004 and increased the total number of shares purchasable under the Repurchase Plan to 2.5 million.  On September 29, 2004, the Board of Directors approved another extension of the repurchase period (until September 29, 2005).  As of March 31, 2005, the Company has repurchased under the repurchase plan 1,910,248 shares of its Common Stock at a cost of $986,253 (average cost of $0.516 per share). The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 6.	Exhibits.

31.1*  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
      2002, 15 U.S.C. Section 7241

31.2* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
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

Dated:   May 13, 2005

/s/John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director.

/s/Stephen R. Wherry (Stephen R. Wherry) Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Assistant Secretary and Principal Accounting Officer.
25