Form 10-Q
period 2005-06-30
GOLDFIELD CORP
filed 2005-08-15
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Form 10-Q
(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Not Applicable
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

 Yes        No  X

     As of August 4, 2005, 25,517,191 shares of the Registrant's common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2005

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,255,664	$6,827,685
Restricted cash - discontinued operations (Note 4)	7,845	31,176
Accounts receivable and accrued billings	2,936,238	3,140,817
Contracts receivable (Note 2)	5,317,737	-
Current portion of notes receivable	41,453	41,453
Costs and estimated earnings in excess of
billings on uncompleted contracts	1,074,062	903,018
Deferred income taxes	1,435,933	993,516
Income taxes recoverable	35,339	46,054
Residential properties under construction (Note 3)	193,990	-
Prepaid expenses	704,344	321,865
Other current assets	16,265	13,648
Total current assets	16,018,870	12,319,232
Property, buildings and equipment, net	8,729,434	8,487,797
Notes receivable, less current portion	487,044	507,136
Deferred charges and other assets
Deferred income taxes, less current portion	-	368,890
Land and land development costs (Note 3)	1,242,177	1,582,882
Cash surrender value of life insurance	310,974	316,725
Other assets	146,583	121,855
Total deferred charges and other assets	1,699,734	2,390,352
Total assets	$26,935,082	$23,704,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,553,669	$1,802,539
Billings in excess of costs and estimated
earnings on uncompleted contracts	6,921	7,229
Notes payable to bank (Note 5)	2,816,722	866,667
Current liabilities of discontinued operations (Note 4)	101,235	153,919
Total current liabilities	5,478,547	2,830,354
Deferred income taxes, noncurrent	515,498	-
Long-term obligations, less current portion (Note 5)	1,083,333	1,516,667
Total liabilities	7,077,378	4,347,021
Commitments and contingencies (Notes 4 and 6)
Stockholders' equity
Preferred stock, $1 par value per share, 100,000
shares authorized, none issued	-	-
Common stock, $.10 par value per share,
40,000,000 shares authorized; 27,758,771 shares issued at
June 30, 2005 and December 31, 2004	2,775,877	2,775,877
Capital surplus	18,475,152	18,475,152
Accumulated deficit	(218,114)	(927,478)
Total	21,032,915	20,323,551
Less common stock in treasury, at cost; 2,241,580 and 1,862,522
shares at June 30, 2005 and December 31, 2004, respectively	1,175,211	966,055
Total stockholders' equity	19,857,704	19,357,496
Total liabilities and stockholders' equity	$26,935,082	$23,704,517

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue
Electrical construction	$5,284,372	$6,685,343	$12,384,688	$15,957,277
Real estate development	4,186,580	876,062	5,317,737	3,864,833
Total revenue	9,470,952	7,561,405	17,702,425	19,822,110

Costs and expenses
Electrical construction	4,335,895	6,880,757	10,253,467	14,429,031
Real estate development	2,475,035	647,912	3,167,487	2,722,941
Depreciation and amortization	635,047	500,815	1,260,778	987,335
Selling, general and administrative	1,062,377	659,262	1,813,156	1,423,756
Total costs and expenses	8,508,354	8,688,746	16,494,888	19,563,063

Other income (expenses), net
Interest income	25,433	17,934	53,891	38,509
Interest expense, net	(33,475)	(11,502)	(66,460)	(18,001)
Loss on sale of property and equipment	(9,069)	(1,797)	(10,555)	(2,912)
Other	4,136	16,164	6,024	16,759
Total other income (expenses), net	(12,975)	20,799	(17,100)	34,355

Income (loss) from continuing operations
before income taxes	949,623	(1,106,542)	1,190,437	293,402

Income taxes (benefit) (Note 7)	375,035	(544,069)	466,545	16,705

Income(loss) from continuing operations	574,588	(562,473)	723,892	276,697

Loss from discontinued operations (Note 4)	(1,776)	-	(14,528)	-

Net income (loss)	$572,812	$(562,473)	$709,364	$276,697

Earnings(loss) per share of common stock-
basic and diluted (Note 8)
Continuing operations	$0.02	$(0.02)	$0.03	$0.01
Discontinued operations	-	-	-	-
Net income (loss)	$0.02	$(0.02)	$0.03	$0.01

Weighted average common shares and
equivalents used in the calculations
of earnings per share
Basic	25,687,548	26,336,064	25,760,218	26,313,124
Diluted	25,721,118	26,336,064	25,793,798	26,364,166

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Income from continuing operations	$709,364	$276,697
Adjustments to reconcile net income to net
cash provided by (used in) operating activities
Depreciation and amortization	1,260,778	987,335
Deferred income taxes	441,971	7,823
Loss on sale of property and equipment	10,555	2,912
Cash (used by) provided from changes in
Accounts receivable and accrued billings	204,579	(168,274)
Contracts receivable	(5,317,737)	143,467
Costs and estimated earnings in excess
of billings on uncompleted contracts	(171,044)	(1,170,658)
Land and land development costs	340,705	(17,691)
Residential properties under construction	(193,990)	361,436
Income taxes recoverable	10,715	(4,005)
Prepaid expenses and other assets	(409,824)	(474,140)
Accounts payable and accrued liabilities	751,129	907,135
Billings in excess of costs and estimated
earnings on uncompleted contracts	(308)	(115,520)
Net cash used in operating
activities of continuing operations	(2,363,107)	736,517
Net cash used in operating
activities of discontinued operations	(29,353)	(35,097)
Net cash used in operating activities	(2,392,460)	701,420

Cash flows from investing activities
Proceeds from the disposal of property and equipment	66,031	49,500
Proceeds from notes receivable	20,092	18,724
Purchases of property and equipment	(1,579,001)	(2,457,261)
Cash surrender value of life insurance	5,752	6,928
Net cash used in investing
activities of continuing operations	(1,487,126)	(2,382,109)
Net cash used in investing activities of
discontinued operations	-	-
Net cash used in investing activities	(1,487,126)	(2,382,109)

Cash flows from financing activities
Proceeds from the exercise of stock options	-	36,458
Borrowings (repayments) on term debt	(433,334)	1,229,934
Borrowings (repayments) under lines of credit	1,950,055	(1,578,923)
Purchase of treasury stock	(209,156)	(56,403)
Net cash (used in) provided by financing
activities of continuing operations	1,307,565	(368,934)

Net decrease in cash and cash equivalents	(2,572,021)	(2,049,623)
Cash and cash equivalents at beginning of period	6,827,685	5,045,463
Cash and cash equivalents at end of period	$4,255,664	$2,995,840

Supplemental disclosure of cash flow information
Income taxes paid	$5,094	$14,126
Interest paid	55,483	2,651

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

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

Contracts receivable represent revenue recognized on a portion of the value of contracts for sale on condominium units, which establish buyers' commitments to purchase that are backed by their non-refundable earnest money deposits.  As of June 30, 2005, there was a $5,317,737 outstanding balance in contracts receivable compared to no outstanding balance at December 31, 2004.

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

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the "Work Group") through which the Work Group has agreed how to perform and finance the EE/CA.  Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent ("AOC") with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA.  Evaluation of field work data and preparation of an EE/CA Report are expected to be completed by fall of 2005, whereupon the EPA will decide whether additional response action (remediation) may be necessary at the Site.

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

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter, in addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004 and $23,293 during the three month period ended June 30, 2005, increasing the total provision to $346,038, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study.  Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.  As of June 30, 2005, the Company incurred actual investigation and professional services costs of $244,803 and its reserve balance for the EE/CA study process, future EE/CA oversight costs and estimated EPA response costs is $101,235 (accrued as a current liability within discontinued operations).  The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.  The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process.  At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs.  The Company is also investigating whether any cost incurred would be covered by insurance.  Based on that investigation, the Company is in the process of obtaining additional information and coverage determinations from two carriers who appear to have provided commercial liability insurance in the past.  No specific coverage determinations have yet been made.

The following table sets forth certain unaudited operating results of the discontinued operations for the six months ended June 30, as indicated in the table below.

	2005	2004
	(unaudited)	(unaudited)

Provision for remediation	$(23,293)	$-

Loss from discontinued operations
before income taxes	(23,293)	-
Income taxes (benefit)	(8,765)	-
Loss from discontinued operations
net of tax	$(14,528)	$-

The Company's effective tax benefit rate related to discontinued operations for the six months ended June 30, 2005 was 37.6%.  The effective tax benefit rate differs from the statutory rate (34%) for the six months ended June 30, 2005, largely due to state income taxes.

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended June 30, as indicated in the table below.

	2005	2004
	(unaudited)	(unaudited)

Provision for remediation	$(23,293)	$-

Loss from discontinued operations
before income taxes	(23,293)	-
Income taxes (benefit)	(21,517)	-
Loss from discontinued operations
net of tax	$(1,776)	$-

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	June 30,	December 31,
	2005	2004
	(unaudited)
Current assets
Cash in escrow	$7,845	$31,176
Total assets of discontinued
operations	$7,845	$31,176

Current liabilities
Reserve for remediation	$101,235	$153,919
Total liabilities of discontinued
operations	$101,235	$153,919

Note 5 -	Notes Payable to Bank

In April 2002, the Company entered into a $6,000,000 construction loan agreement, in favor of Wachovia Bank, N.A., to finance the development of condominium projects. A portion of the loan, up to $1,500,000, may be used for the working capital needs of the Company.  Under the terms of the loan, interest is payable monthly at an annual rate equal to the "Monthly LIBOR Index" plus one and nine-tenths percent (5.2% and 4.3% at June 30, 2005 and December 31, 2004, respectively). The proceeds from the sales of the condominiums will be used to repay the loan. At the sole option of the lender, the outstanding principal and interest is due and payable in full within 30 days of the lender providing written notice to the Company.  The loan is guaranteed by the Company's electrical construction subsidiary and is secured by an agreement not to further encumber said condominium projects. Borrowings outstanding under this agreement were $1,950,056, as of June 30, 2005 compared to no borrowings outstanding as of December 31, 2004. The amount available for additional borrowing at June 30, 2005 was $4,049,944, of which $1,500,000 is available for working capital needs of the Company. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of June 30, 2005 and December 31, 2004.

On January 30, 2004, the Company entered into a $2,600,000 term loan agreement, in favor of Wachovia Bank, N.A., to finance purchases of electrical construction equipment.  The Company was permitted to borrow funds under the loan during the draw period, January 30, 2004 through September 30, 2004. During the draw period, the Company was obligated to make monthly payments of accrued interest only.  On September 30, 2004 (the "conversion date"), the loan became payable in monthly loan payments including principal equal to 1/36 of the outstanding principal balance of the loan at the conversion date, plus accrued interest for 36 consecutive months.  The annual interest rate is equal to the "LIBOR Market Index Rate" plus one and nine-tenths percent (5.2% and 4.3% at June 30, 2005 and December 31, 2004, respectively).  The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $1,950,000 and $2,383,334 as of June 30, 2005 and December 31, 2004, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, minimum current ratio, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company's current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of June 30, 2005 and December 31, 2004.

Interest costs related to the construction of condominiums are capitalized. During the six month periods ended June 30, 2005 and 2004 the Company capitalized interest costs of $13,864 and $41,626, respectively.  During the three month periods ended June 30, 2005 and 2004 the Company capitalized interest costs of $12,996 and $24,078, respectively.

Note 6 -	Commitments and Contingencies

The Company's principal office space is under a seven-year non cancelable operating lease.  Future minimum lease payments under operating leases having initial or remaining non cancelable lease terms in excess of one year are as follows:

At June 30,
2005
2005	$70,570
2006	138,960
2007	139,378
2008	142,132
2009	146,884
Thereafter	348,240
Total	$986,164

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments.  Management is not aware of any performance bonds issued for the Company that have ever been called by a customer.  As of June 30, 2005, outstanding performance bonds issued on behalf of the Company's electrical construction subsidiary amounted to approximately $8,261,000.

Note 7 -	Income Taxes

At June 30, 2005, the Company had tax net operating loss carryforwards of approximately $3,590,000 available to offset future taxable income, which if unused will expire from 2009 through 2024.  The Company has alternative minimum tax credit carryforwards of approximately $324,000, which are available to reduce future Federal income taxes over an indefinite period.

The Company's effective tax rate for the six months ended June 30, 2005 was 39.2%.  This is the Company's expected tax rate for the year ending December 31, 2005, which was calculated based on the estimated annual operating results for the year.  The effective tax rate differs from the statutory rate (34%) for the six months ended June 30, 2005, largely due to state income taxes.  The provision for income taxes was $16,705 in the six months ended June 30, 2004, an effective tax rate of 5.7%, which was the Company's then expected tax rate for the year ended December 31, 2004.  The effective tax rate differs from the statutory rate for the six months ended June 30, 2004, largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year.

Note 8 -	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period.  Diluted earnings per share include additional dilution from potential common stock equivalents, such as stock options outstanding. The following tables set forth the computation of basic and diluted earnings per share for the periods indicated:

	Six Months Ended
	June 30,
	2005	2004
	(unaudited)
Continuing operations
Income from continuing operations	$723,892	$276,697

Discontinued operations
Loss from discontinued operations	(14,528)	-

Net income	$709,364	$276,697

Weighted average common shares outstanding	25,760,218	26,313,124

Earnings per share-basic
Continuing operations	$0.03	$0.01
Discontinued operations	-	-
Net income	$0.03	$0.01

Weighted average dilutive shares from stock option plan	33,580	51,042

Weighted average common shares outstanding including
dilutive shares	25,793,798	26,364,166

Earnings per share-diluted
Continuing operations	$0.03	$0.01
Discontinued operations	-	-
Net income	$0.03	$0.01

	Three Months Ended
	June 30,
	2005	2004
	(unaudited)
Continuing operations
Income (loss) from continuing operations	$574,588	$(562,473)

Discontinued operations
Loss from discontinued operations	(1,776)	-

Net income (loss)	$572,812	$(562,473)

Weighted average common shares outstanding	25,687,548	26,336,064

Earnings per share-basic
Continuing operations	$0.02	$(0.02)
Discontinued operations	-	-
Net income (loss)	$0.02	$(0.02)

Weighted average dilutive shares from stock option plan	33,570	-

Weighted average common shares outstanding including
dilutive shares	25,721,118	26,336,064

Earnings per share-diluted
Continuing operations	$0.02	$(0.02)
Discontinued operations	-	-
Net income (loss)	$0.02	$(0.02)

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 24, 2005, permitted the purchase of up to 3,500,000 shares.  The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market conditions and other factors.  During the three month period ended June 30, 2005, the Company repurchased 313,974 shares of its common stock at a cost of $170,260 (average cost of $0.54 per share). The total number of shares repurchased under the Repurchase Plan as of June 30, 2005, was 2,224,222 at a cost of $1,156,513 (average cost of $0.52 per share) and the remaining number of shares the Company is authorized to repurchase under the Repurchase Plan is 1,275,778.  The Company currently holds the repurchased stock as Treasury Stock, reported at cost.  Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 9 -	Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development.  There were no material amounts of sales or transfers between segments and no material amounts of foreign sales.  Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the six months ended June 30, as indicated:

	June 30,	June 30,
	2005	2004
	(unaudited)	(unaudited)

Continuing operations
Revenues
Electrical construction	$12,384,688	$15,957,277
Real estate development	5,317,737	3,864,833
Total	$17,702,425	$19,822,110

Operating income
Electrical construction	$843,135	$514,183
Real estate development	1,734,685	873,903
Total	$2,577,820	$1,388,086

The following table sets forth certain segment information for the three months ended June 30, as indicated:

	June 30,	June 30,
	2005	2004
	(unaudited)	(unaudited)

Continuing operations
Revenues
Electrical construction	$5,284,372	$6,685,343
Real estate development	4,186,580	876,062
Total	$9,470,952	$7,561,405

Operating income (loss)
Electrical construction	$291,296	$(714,330)
Real estate development	1,398,644	168,018
Total	$1,689,940	$(546,312)

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

The following table sets forth certain segment information as of the dates indicated:

	June 30,	December 31,
	2005	2004
	(unaudited)
Identifiable assets
Electrical construction	$14,396,362	$15,183,844
Real estate development	6,871,047	1,693,624
Corporate	5,659,828	6,795,873
Discontinued operations	7,845	31,176
Total	$26,935,082	$23,704,517

Note 10 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, treasury shares or shares purchased on the open market.  The exercise price under such grants, if applicable, will be based on the fair market value of the Common Stock at the date of grant.  The maximum number of shares available for grant under the Plan is 1,300,000.  Any options granted under the Plan must be exercised within 10 years of the date of grant and are vested equally over a 3 year period.  On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant.  No stock options were granted during the six month periods ended June 30, 2005 and 2004.  As of June 30, 2005, 55,001 options were outstanding.

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its Plan.  Accordingly, no compensation cost has been recognized in the consolidated financial statements during the six month periods ended June 30, 2005 and 2004.  Had the Company used the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, the Company's net income per share would not have changed for the six month periods ended June, 2005 and 2004.

Note 11 -	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment (Revised 2004)" (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. Originally, SFAS 123R required that companies adopt the provision of SFAS 123R as of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as Goldfield. The Company expects that, upon adoption, SFAS 123R will not have a significant impact on the financial position or results of operations of the Company.

In May 2005, the FASB issued SFAS 154 Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 which requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change should be recognized in the period of the change.  SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but the Company does not currently expect SFAS 154 to have a material impact on its results of operations, cash flows or financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company's revenue from electrical construction operations decreased approximately 22.4% for the six month period ending June 30, 2005 and 21.0% for the three month period ended June 30, 2005 as compared to the same periods in the prior year.  The decrease in revenue was primarily the result of a reduction in the size of projects performed when compared to the like period in 2004 in addition to a decline in the availability of large transmission projects as compared to the like periods ending June 30, 2004.  Operating margins of the electrical construction operations increased to 6.8% for the six month period ending June 30, 2005, and to 5.5% for the three month period ended June 30, 2005 versus 3.22% and (10.7%) respectively when compared to the like periods in 2004.  The improvement in operating margins for the six and three month periods ended June 30, 2005 as compared to the like periods in 2004, is largely due to a combination of the utilization of company owned equipment versus rental equipment, reduced subcontract costs and the completion in 2004 of a project which experienced a significant loss.

Revenues from the real estate development operations increased by approximately 37.6% in the first six months of 2005 when compared to the same period in 2004.  This increase is mainly the result of the current condominium project under development being significantly larger than the condominium project under development in the like period of 2004. Operating margins increased to 32.6% for the six months ended June 30, 2005 from 22.6% for the six months ended June 30, 2004. During the latter part of 2005, the Company plans to commence construction on a second project, Pineapple House, described in the Results of Operations section below. Since this project is still in the permitting phase, there can be no assurance as to specific timing with respect to the commencement of construction.

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

As of June 30, 2005, the deferred tax asset was largely comprised of net operating loss ("NOL") carryforwards which will expire from 2009 through 2024 (refer to note 7 of notes to the consolidated financial statements).  Based on historical experience and other various assumptions including forecasts of future taxable income and tax planning, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their respective expiration dates and therefore, has not recorded a valuation allowance against the deferred tax assets.

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

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss - an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)", and Statement of Position 96-1, "Environmental Remediation Liabilities", the Company recognized a provision of $210,976 (within discontinued operations) for this matter.  In addition, this provision was increased by $111,769 during the twelve months ended December 31, 2004 and $23,293 during the three months ended June 30, 2005, increasing the total provision to $346,038.  Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

Results of Operations

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its segments for the six months ended June 30, as indicated:

	2005	2004
	(unaudited)	(unaudited)

Continuing operations
Revenues
Electrical construction	$12,384,688	$15,957,277
Real estate development	5,317,737	3,864,833
Total	$17,702,425	$19,822,110

Operating income
Electrical construction	$843,135	$514,183
Real estate development	1,734,685	873,903
Total	$2,577,820	$1,388,086

The table below is a reconciliation of the Company's operating income attributable to each of its segments for the six months ended June 30, as indicated:

	2005	2004
	(unaudited)	(unaudited)
Electrical construction
Revenue	$12,384,688	$15,957,277
Expenses
Cost of goods sold	10,253,467	14,429,031
Depreciation & amortization	1,208,447	945,513
SG&A	79,639	68,550
Total expenses	11,541,553	15,443,094
Operating income	$843,135	$514,183

Real estate development
Revenue	$5,317,737	$3,864,833
Expenses
Cost of goods sold	3,167,487	2,722,941
Depreciation & amortization	10,981	5,601
SG&A	404,584	262,388
Total expenses	3,583,052	2,990,930
Operating income	$1,734,685	$873,903

Continuing Operations

  Revenues

Total revenues in the six months ended June 30, 2005 decreased by 10.7% to $17,702,425, compared to $19,822,110 in the six months ended June 30, 2004. This decrease in revenue was primarily the result of a reduction in the size of projects performed in the electrical construction segment, partially offset by increased revenue in the real estate segment for the period ending June 30, 2005 compared to the like period in 2004.

Electrical construction revenues decreased by 22.4% to $12,384,688 in the six months ended June 30, 2005 from $15,957,277 in the six months ended June 30, 2004. The decrease was primarily the result of a reduction in the size of projects performed when compared to the like period in 2004. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At June 30, 2005, the approximate value of uncompleted contracts was $11,590,000 compared to $4,700,000 at June 30, 2004.

Revenues recognized by the real estate development operations for the six months ended June 30, 2005 were $5,317,737 compared to $3,864,833 for the six months ended June 30, 2004, an increase of 37.6%.  The increase in revenues for the six months ended June 30, 2005 is mainly due to the increased number of condominium units in the real estate development project currently under construction.

The Company's real estate project currently under construction, "Oak Park", is due to be completed during the first quarter of 2006.  The Company's next project ("Pineapple House") is completing the permitting stage of development and is in the process of accepting contracts for sale and purchase.

As of June 30, 2005, the real estate development operation's backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $6,308,000.  There was no backlog as of June 30, 2004.  There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

 Operating Results

Electrical construction operations had operating income of $843,135 in the six months ended June 30, 2005, compared to operating income of $514,183 during the six months ended June 30, 2004, an increase of $328,952, or 64.0%.  As a percentage of revenue, operating margins on electrical construction operations increased to 6.8% for the six months ended June 30, 2005 from 3.2% for the six months ended June 30, 2004.  The increase in operating margins for the six month period ended June 30, 2005 is largely due to a combination of the utilization of company owned equipment versus rental equipment, reduced subcontract costs and the completion in 2004 of a project which experienced a significant loss.

Real estate development operations had an operating income of $1,734,685 in the six months ended June 30, 2005, compared to $873,903 in the six months ended June 30, 2004, an increase of 98.5%.  As a percentage of revenue, operating margins increased to 32.6% for the six months ended June 30, 2005 from 22.6% for the six months ended June 30, 2004.  Operating margins from real estate development operations are expected to vary due to the type and number of projects under construction at any given time.

  Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $16,494,888 in the six months ended June 30, 2005 from $19,563,063 in the six months ended June 30, 2004, a decrease of 15.7%.

Electrical construction costs decreased to $10,253,467 in the six months ended June 30, 2005 from $14,429,031 in the six months ended June 30, 2004, a decrease of 28.9%.  The decrease in costs is mainly the result of a decrease in the volume of work performed, increased utilization of company owned equipment and reduced subcontract costs for the like period ended June 30, 2004.

Costs of the real estate development operations increased to $3,167,487 for the six months ended June 30, 2005 from $2,722,941 for the six months ended June 30, 2004, an increase of 16.3%.  The increased costs are due to the increase in the number of units under construction during the period ended June 30, 2005 when compared to the like period ended June 30, 2004.

Depreciation and amortization was $1,260,778 in the six months ended June 30, 2005, compared to $987,335 in the six months ended June 30, 2004.  The increase in depreciation and amortization was primarily a result of an increase in capital expenditures made in recent years, most of which related to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each respective segment for the six months ended June 30, as indicated:

	2005	2004
	(unaudited)	(unaudited)
Electrical construction	$79,639	$68,550
Real estate development	404,584	262,388
Corporate	1,328,933	1,092,818
Total	$1,813,156	$1,423,756

In the six months ended June 30, 2005, total SG&A expenses increased by $389,400 or 27.4% when compared to the like period in 2004. The increase was primarily a result of higher accrued selling expenses and bonuses associated with the real estate development operations as a result of the increased number of condominium units under construction and increased salary and accrued bonus expenses and professional fees incurred within the corporate division for the period ended June 30, 2005 when compared to the like period in 2004.  SG&A expenses, as a percentage of revenue, increased to 10.2% for the six months ended June 30, 2005 compared to 7.2% in the like period for 2004.

  Income Taxes

The provision for income taxes was $466,545 in the six months ended June 30, 2005, an effective tax rate of 39.2%. This is the Company's expected tax rate for the year ending December 31, 2005, which was calculated based on the estimated annual operating results for the year.  The effective tax rate differs from the statutory rate (34%) for the six months ended June 30, 2005, largely due to state income taxes.  The provision for income taxes was $16,705 in the six months ended June 30, 2004, an effective tax rate of 5.7%, which was the Company's then expected tax rate for the year ended December 31, 2004.  The effective tax rate differs from the statutory rate for the six months ended June 30, 2004, largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year.

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

The following table sets forth certain unaudited operating results of the discontinued operations for the six months ended June 30, as indicated:

	2005	2004
	(unaudited)	(unaudited)

Provision for remediation	$(23,293)	$-

Loss from discontinued operations
before income taxes	(23,293)	-
Income taxes (benefit)	(8,765)	-
Loss from discontinued operations
net of tax	$(14,528)	$-

The Company's effective tax benefit rate related to discontinued operations for the six months ended June 30, 2005 was 37.6%.  The effective tax benefit rate differs from the statutory rate (34%) for the six months ended June 30, 2005, largely due to state income taxes.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Segment Information

The table below shows the Company's consolidated revenue and operating income attributable to each of its segments for the three months ended June 30, as indicated:

	2005	2004
	(unaudited)	(unaudited)

Continuing operations
Revenues
Electrical construction	$5,284,372	$6,685,343
Real estate development	4,186,580	876,062
Total	$9,470,952	$7,561,405

Operating income (loss)
Electrical construction	$291,296	$(714,330)
Real estate development	1,398,644	168,018
Total	$1,689,940	$(546,312)

The table below is a reconciliation of the Company's operating income attributable to each of its segments for the three months ended June 30, as indicated:

	2005	2004
	(unaudited)	(unaudited)
Electrical construction
Revenue	$5,284,372	$6,685,343
Expenses
Cost of goods sold	4,335,895	6,880,757
Depreciation & amortization	609,302	482,621
SG&A	47,879	36,295
Total expenses	4,993,076	7,399,673
Operating income (loss)	$291,296	$(714,330)

Real estate development
Revenue	$4,186,580	$876,062
Expenses
Cost of goods sold	2,475,035	647,912
Depreciation & amortization	5,524	2,808
SG&A	307,377	57,324
Total expenses	2,787,936	708,044
Operating income	$1,398,644	$168,018

Continuing Operations

  Revenues

Total revenues in the three months ended June 30, 2005 increased by 25.3% to $9,470,952, compared to $7,561,405 in the three months ended June 30, 2004. This increase in revenue is mainly due to the construction of a larger real estate project for the period ending June 30, 2005 compared to the like period in 2004.

Electrical construction revenues decreased by 21.0% to $5,284,372 in the three months ended June 30, 2005 from $6,685,343 in the three months ended June 30, 2004. This decrease is primarily due to the absence of a single large project performed during the like period in 2004.

Revenues recognized by the real estate development operations for the three months ended June 30, 2005 were $4,186,580 compared to $876,062 for the three months ended June 30, 2004, an increase of $3,310,518.  The increase in revenues for the second quarter of 2005 is due in large part to both the timing and the increased number of condominium units under construction.

 Operating Results

Electrical construction operations had operating income of $291,296 in the three months ended June 30, 2005, compared to an operating loss of $714,330 during the three months ended June 30, 2004. As a percentage of revenue, operating margins on electrical construction operations increased to 5.5% for the three months ended June 30, 2005 from (10.7)% for the three months ended June 30, 2004.  The increase in operating margins for the three month period ended June 30, 2005 is largely due to the completion in 2004 of a project which experienced a significant loss.

Real estate development operations had an operating income of $1,398,644 in the three months ended June 30, 2005, compared to $168,018 in the three months ended June 30, 2004, an increase of $1,230,626.  This increase was a result of both timing differences and the increased number of condominium units under construction. As a percentage of revenue, operating margins increased to 33.4% for the three months ended June 30, 2005 from 19.2% for the three months ended June 30, 2004.

  Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $8,508,354 in the three months ended June 30, 2005 from $8,688,746 in the three months ended June 30, 2004, a decrease of 2.1%.

Electrical construction costs decreased to $4,335,895 in the three months ended June 30, 2005 from $6,880,757 in the three months ended June 30, 2004, a decrease of 37.0%.  The decrease in costs is mainly attributable to the decrease in the volume of work performed, decreased use of rental equipment and a decrease in subcontract costs during the like periods in 2004.

Costs of the real estate development operations increased to $2,475,035 for the three months ended June 30, 2005 from $647,912 for the three months ended June 30, 2004.  The increase in costs for the three month period ending June 30, 2005 is due in large part to the ongoing development of the current condominium project whereas last year's project was completed during the second quarter of 2004.

Depreciation and amortization was $635,047 in the three months ended June 30, 2005, compared to $500,815 in the three months ended June 30, 2004.  The increase in depreciation and amortization was primarily a result of an increase in capital expenditures made in recent years, most of which related to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative ("SG&A") expenses for each respective segment for the three months ended June 30, as indicated:

	2005	2004
	(unaudited)	(unaudited)
Electrical construction	$47,879	$36,295
Real estate development	307,377	57,324
Corporate	707,121	565,643
Total	$1,062,377	$659,262

In the three months ended June 30, 2005, total SG&A expenses increased by $403,115 when compared to the like period in 2004. This increase was primarily attributable to higher accrued bonus and selling costs in the real estate development operations and increased salary and accrued bonus expenses incurred within the corporate division.  SG&A expenses, as a percentage of revenue, increased to 11.2% for the three months ended June 30, 2005 compared to 8.7% in the like period for 2004.

  Income Taxes

The provision for income taxes was $375,035 in the three months ended June 30, 2005, an effective tax rate of 39.5%, as compared to an income tax benefit of ($544,069)in the three months ended June 30, 2004, an effective tax (benefit)rate of (49.2)%.  The effective tax rate for the three months ended June 30, 2005 differs from the statutory rate largely due to state income taxes.  The effective tax benefit rate for the three months ended June 30, 2004 was the rate required to cause the cumulative tax provision for the six months ended June 30, 2004 to reflect the Company's estimated effective tax rate for the year ended December 31, 2004.

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

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended June 30, as indicated:

	2005	2004
	(unaudited)	(unaudited)

Provision for remediation	$(23,293)	$-

Loss from discontinued operations
before income taxes	(23,293)	-
Income taxes (benefit)	(21,517)	-
Loss from discontinued operations
net of tax	$(1,776)	$-

Liquidity and Capital Resources

Working Capital Analysis

Cash and cash equivalents at June 30, 2005 were $4,255,664 as compared to $6,827,685 at December 31, 2004. Working capital of continuing and discontinued operations at June 30, 2005 was $10,540,323, compared to $9,488,878 at December 31, 2004.  The Company's ratio of current assets to current liabilities (including continuing and discontinued operations) decreased to 2.9:1 at June 30, 2005, from 4.4:1 at December 31, 2004. The net decrease was primarily attributed to an increase in the real estate development operation's note payable (construction loan), which was used to fund the construction costs of its most recent project.

Cash Flow Analysis

Net cash flows for each of the six month periods ended June 30, were as follows:

	2005	2004
	(unaudited)	(unaudited)
Operating activities	$(2,392,460)	$701,420
Investing activities	(1,487,126)	(2,382,109)
Financing activities	1,307,565	(368,934)
Net decrease in
cash and cash equivalents	$(2,572,021)	$(2,049,623)

  Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Net cash used in operating activities during the six months ended June 30, 2005 was $2,392,460, compared to $701,420 of net cash provided during the same period in 2004.  The significant increase in cash used is attributable to $5,317,737 in contracts receivable of the real estate development operations for contracts on condominium units currently under development when compared to cash provided of $143,467 for the same period in 2004.  This was partially offset by cash provided from costs and estimated earnings in excess of billings on uncompleted projects of $999,614 and accounts receivable and accrued billings of $372,853 from the electrical construction segment from current billings and collections, the benefit of deferred income taxes of $434,148 and the benefit from a reduction in land and land development costs of $358,396.

  Investing Activities

Net cash used by investing activities in the first six months of 2005 was $1,487,126, compared to $2,382,109 for the same period in 2004. This decrease in cash used by the Company's investing activities during the first six months of 2005 when compared to the same period in 2004 was primarily the result of a decrease of capital expenditures in the first six months of 2005 to $1,579,001 from $2,457,261 in 2004.

Capital expenditures in 2005 are expected to approximate $2.3 million, which includes approximately $1,579,000 in capital expenditures during the six months ended June 30, 2005.  The Company anticipates funding all 2005 capital expenditures through existing cash reserves.

  Financing Activities

Net cash provided by financing activities in the first six months of 2005 was $1,307,565, compared to net cash used  of $368,934 in the same period of 2004. Net cash provided by borrowing under lines of credit for the period ending June 30, 2005 was $1,950,055 compared to cash used of $1,578,923 in the first six months of 2004.  This difference is primarily due to an increase in borrowings within the real estate division for a current project under construction versus a project near completion in the first six months of 2004 and the subsequent repayment of the note.  Payments against the note payable for capital equipment in the electrical construction division accounted for cash used of $433,334 in the first six months of 2005 as compared to no payments made during the same period in 2004.

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

Contractual Obligations

The following table summarizes the Company's future aggregate contractual obligations at June 30, 2005:

	Payments Due By Period
	(in thousands)
	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years
Operating leases	$986	$71	$278	$441	$196
Purchase obligations(1)	1,127	429	437	260	-
Long-term debt - principal	1,950	794	1,156	-	-
Long-term debt - interest(2)	381	97	70	88	126
Total	$4,444	$1,391	$1,941	$789	$322

(1)

Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms.  These amounts include the employment contract of the CEO.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company's primary market risk exposure is related to interest rate risk. At June 30, 2005, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points would not materially affect our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer ("CEO"), and Stephen R. Wherry, our Chief Financial Officer ("CFO"), have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005 and each has concluded that such disclosure controls and procedures are sufficiently effective to provide reasonable assurance that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Changes in internal controls

No changes in the Company's internal controls over financial reporting occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were sufficiently effective as of June 30, 2005 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the United States Environmental Protection Agency regarding the Anderson-Calhoun mine/mill site in note 4 of notes to the consolidated financial statements in this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information on a monthly basis regarding the Company's purchases of its Common Stock during the second quarter of 2005:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/05-4/30/05	42,658	$0.55	42,658	547,094
5/1/05-5/31/05	226,860	0.53	226,860	1,320,234
6/1/05-6/30/05	44,456	0.61	44,456	1,275,778
Total	313,974	$0.54	313,974	1,275,778

(1)

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 24, 2005, permitted the purchase of up to 3,500,000 shares.  As of June 30, 2005, the Company has repurchased under the repurchase plan 2,224,222 shares of its Common Stock at a cost of $1,156,513 (average cost of $.52 per share). The Company may repurchase its shares either in the open market or through private transactions.  The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on May 24, 2005.

(b) At the Annual Meeting of Stockholders, the shareholders voted to elect the following seven directors to the Board of Directors.  Set forth below are the votes cast in the election of directors:

Directors	Votes For	Votes Withheld

Thomas E. Dewey, Jr.	21,897,846	1,189,449
Harvey C. Eads, Jr.	21,875,111	1,212,184
John P. Fazzini	21,904,336	1,182,959
Danforth E. Leitner	21,919,711	1,167,584
Al Marino	22,086,136	1,001,159
Dwight W. Severs	21,922,511	1,164,784
John H. Sottile	21,699,750	1,387,545

(c) The shareholders also voted to ratify the appointment of KPMG LLP as Independent Certified Public Accountants for the Company for the year ending December 31, 2005 with 22,534,848 votes cast for, 500,158 votes cast against, 52,289 votes abstained and 0 broker non-votes.

Item 6.	Exhibits.

3-2	Amended and restated By-Laws of the Company

31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

32-1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32-2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

Dated:   August 15, 2005

/s/John H. Sottile (John H. Sottile) Chairman of the Board of Directors, President, Chief Executive Officer and Director.

/s/Stephen R. Wherry (Stephen R. Wherry) Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Assistant Secretary and Principal Accounting Officer.