Form 10-Q
period 2005-09-30
GOLDFIELD CORP
filed 2005-11-14
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER: 1-7525

THE GOLDFIELD CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	88-0031580
(State of Incorporation)	(I.R.S. Employer Identification No.)

1684 West Hibiscus Blvd., Melbourne, Florida, 32901
(Address of Principal Executive Offices)(Zip Code)

(321) 724-1700
(Registrant’s Telephone Number, Including Area Code)

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

Yes  ☒   No   ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No   ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No   ☒

          As of November 7, 2005, 25,517,191 shares of the Registrant’s common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,443,389	$6,827,685
Restricted cash - discontinued operations (Note 4)	7,845	31,176
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $23,542 as of September 30, 2005 and $0 as of December 31, 2004	3,699,376	3,140,817
Contracts receivable (Note 2)	8,762,703	—
Current portion of notes receivable	41,453	41,453
Costs and estimated earnings in excess of billings on uncompleted contracts	3,026,505	903,018
Deferred income taxes	931,357	993,516
Income taxes recoverable	57,678	46,054
Residential properties under construction (Note 3)	112,515	—
Prepaid expenses	655,626	321,865
Other current assets	26,532	13,648

Total current assets	19,764,979	12,319,232

Property, buildings and equipment, at cost, net of depreciation and amortization of $13,388,534 as of September 30, 2005 and $12,028,711 as of December 31, 2004	8,576,066	8,487,797

Notes receivable, less current portion	474,171	507,136

Deferred charges and other assets
Deferred income taxes, less current portion	—	368,890
Land and land development costs (Note 3)	1,283,520	1,582,882
Cash surrender value of life insurance	308,807	316,725
Other assets	210,722	121,855

Total deferred charges and other assets	1,803,049	2,390,352

Total assets	$30,618,265	$23,704,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,091,439	$1,802,539
Billings in excess of costs and estimated earnings on uncompleted contracts	—	7,229
Notes payable to bank (Note 5)	4,460,420	866,667
Current liabilities of discontinued operations (Note 4)	101,843	153,919

Total current liabilities	8,653,702	2,830,354
Deferred income taxes, noncurrent	508,572	—
Long-term obligations, less current portion (Note 5)	866,664	1,516,667

Total liabilities	10,028,938	4,347,021

Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity
Preferred stock, $1 par value per share, 100,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share, 40,000,000 shares authorized; 27,758,771 shares issued at September 30, 2005 and December 31, 2004	2,775,877	2,775,877
Capital surplus	18,475,152	18,475,152
Retained earnings (accumulated deficit)	513,532	(927,478)

Total	21,764,561	20,323,551
Less common stock in treasury, at cost; 2,241,580 and 1,862,522 shares at September 30, 2005 and December 31, 2004, respectively	1,175,234	966,055

Total stockholders’ equity	20,589,327	19,357,496

Total liabilities and stockholders’ equity	$30,618,265	$23,704,517

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenue
Electrical construction	$7,776,247	$7,262,905	$20,160,935	$23,220,182
Real estate development	3,479,366	—	8,797,103	3,864,833

Total revenue	11,255,613	7,262,905	28,958,038	27,085,015

Costs and expenses
Electrical construction	6,369,406	5,877,255	16,622,873	20,306,285
Real estate development	2,066,447	35,756	5,233,934	2,758,697
Depreciation and amortization	543,082	553,939	1,803,860	1,541,275
Selling, general and administrative	1,014,889	515,371	2,828,045	1,939,127
Provision for doubtful accounts	23,542	—	23,542	—
Other general expenses	1,673	(3,964)	12,228	(1,052)

Total costs and expenses	10,019,039	6,978,357	26,524,482	26,544,332

Total operating income	1,236,574	284,548	2,433,556	540,683

Other income (expenses), net
Interest income	23,464	21,716	77,354	60,225
Interest expense, net	(31,762)	(21,520)	(98,221)	(39,521)
Other	1,712	33,198	7,736	49,958

Total other income (expenses), net	(6,586)	33,394	(13,131)	70,662

Income from continuing operations before income taxes	1,229,988	317,942	2,420,425	611,345
Income taxes (Note 7)	(488,051)	(286,298)	(954,596)	(303,004)

Income from continuing operations	741,937	31,644	1,465,829	308,341
Loss from discontinued operations (Note 4)	(10,291)	(11,897)	(24,819)	(11,897)

Net income	$731,646	$19,747	$1,441,010	$296,444

Earnings per share of common stock - basic and diluted (Note 8)
Continuing operations	$0.03	$—	$0.06	$0.01

Discontinued operations	—	—	—	—

Net income	$0.03	$—	$0.06	$0.01

Weighted average common shares and equivalents used in the calculations of earnings per share
Basic	25,517,191	26,226,624	25,678,319	26,284,080

Diluted	25,557,919	26,271,388	25,715,002	26,333,279

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities
Net income from continuing operations	$1,465,829	$308,341
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,803,860	1,541,275
Provision for doubtful accounts	23,542	—
Deferred income taxes	939,621	270,358
Loss (gain) on sale of property and equipment	12,228	(1,052)
Cash (used by) provided from changes in
Accounts receivable and accrued billings	(582,101)	(1,366,306)
Contracts receivable	(8,762,703)	3,732,867
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,123,487)	(627,947)
Land and land development costs	299,362	(39,081)
Residential properties under construction	(112,515)	361,436
Income taxes recoverable	(11,624)	8,047
Prepaid expenses and other assets	(435,512)	26,588
Accounts payable and accrued liabilities	2,288,900	473,411
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,229)	17,194

Net cash (used in) provided by operating activities of continuing operations	(5,201,829)	4,705,131
Net cash (used in) provided by operating activities of discontinued operations	(53,564)	(73,219)

Net cash (used in) provided by operating activities	(5,255,393)	4,631,912

Cash flows from investing activities
Proceeds from the disposal of property and equipment	70,231	64,000
Proceeds from notes receivable	32,965	35,983
Issuance of notes receivable	—	(1,479)
Purchases of property and equipment	(1,974,588)	(4,338,835)
Cash surrender value of life insurance	7,918	9,744

Net cash used in investing activities	(1,863,474)	(4,230,587)

Cash flows from financing activities
Proceeds from the exercise of stock options	—	36,458
Borrowings (repayments) on term debt	(650,003)	2,600,000
Borrowings (repayments) under lines of credit	3,593,753	(1,578,923)
Purchase of treasury stock	(209,179)	(86,922)

Net cash provided by financing activities of continuing operations	2,734,571	970,613

Net (decrease) increase in cash and cash equivalents	(4,384,296)	1,371,938
Cash and cash equivalents at beginning of period	6,827,685	5,045,463

Cash and cash equivalents at end of period	$2,443,389	$6,417,401

Supplemental disclosure of cash flow information
Income taxes paid	$11,624	$14,146
Interest paid	82,599	24,704

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004

Note 1 -	Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2004, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 2 -	Contracts Receivable

Contracts receivable represent revenue recognized on a portion of the value of contracts for sale on condominium units, which establish buyers’ commitments to purchase that are backed by their non-refundable earnest money deposits. As of September 30, 2005, there was a $8,762,703 outstanding balance in contracts receivable compared to no outstanding balance as of December 31, 2004. The Company’s real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

Note 3 -	Land and Land Development Costs and Residential Properties Under Construction

The costs of a land purchase and any development expenses up to the initial construction phase of any new condominium development project are recorded under the asset “land and land development costs.” Once construction commences, the costs of construction are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements.

Note 4 -	Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

  Commitments and Contingencies Related to Discontinued Operations

On September 8, 2003, the United States Environmental Protection Agency (the “EPA”) issued a special notice letter notifying the Company that it is a potentially responsible party (a “PRP”), along with three other parties, with respect to investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the “Site”) in Stevens County, Washington, which the EPA may request that the Company, along with the other PRPs, perform or finance. Specifically, the EPA has requested that the Company and three other PRPs undertake, perform, and finance an Engineering Evaluation and Cost Analysis or (“EE/CA”) for the Site. The primary purpose of an EE/CA is to determine the nature and scope of contamination, evaluate risks, and identify and evaluate a range of possible clean up alternatives. The EPA retains the sole discretion to determine what, if any, clean up will ultimately be required based on the EE/CA.

The Company sold the Site property in 1964. The Company has investigated the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA. Based upon its investigation to date, the Company has determined that its operations at the Site were primarily exploratory and that the Company never engaged in any milling or other processing activities at the Site. The Company’s records reflect that between the years 1950 and 1952 it extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing. The Site has changed owners several times since it was sold by the Company, and the Company believes that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the “Work Group”) through which the Work Group has agreed how to perform and finance the EE/CA. Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent (“AOC”) with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA. Field work has been completed and a partial draft EE/CA Report (addressing the characterization of environmental conditions at the Site) has been submitted to the EPA. The Company expects that during the winter of 2005-06, the Work Group will develop and obtain approval for the final EE/CA Report and the EPA will decide whether additional response action (remediation) may be necessary at the Site and, if so, would expect that such action be taken during the 2006 construction season. We expect to be able to resolve this environmental matter by the end of 2006, but resolution may extend beyond that date.

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

It is impossible at this stage to estimate the total costs of investigation and remediation at the Site due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company’s share, if any, of liability for the contamination, the EPA’s future selection of clean up standards for the Site, and, ultimately, the EPA’s selection of a preferred clean up remedy.

In September 2003, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 5 (Accounting for Contingencies)”, and Statement of Position 96-1, “Environmental Remediation Liabilities”, the Company recognized a provision of $210,976 (within discontinued operations) for this matter. In addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004 and $39,793 during the nine month period ended September 30, 2005, increasing the total provision to $362,538 which represents the current estimate of the Company’s share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of September 30, 2005, the Company incurred actual investigation and professional services costs of $260,695 and its reserve balance for the EE/CA study process, future EE/CA oversight costs and estimated EPA response costs is $101,843 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount. The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process. At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company’s potential liability for such costs. The Company is also investigating whether any cost incurred would be covered by insurance. Based on that investigation, the Company is in the process of obtaining additional information and coverage determinations from two carriers who appear to have provided commercial liability insurance in the past. No specific coverage determinations have yet been made.

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Provision for remediation	$(16,500)	$(23,589)

Loss from discontinued operations before income taxes	(16,500)	(23,589)
Income taxes (benefit)	(6,209)	(11,692)

Loss from discontinued operations, net of tax	$(10,291)	$(11,897)

The Company’s effective tax benefit rate related to discontinued operations for the three months ended September 30, 2005 was 37.6% compared to 49.6% in the three months ended September 30, 2004. The effective tax benefit rate differs from the statutory rate for the three months ended September 30, 2005, primarily due to state income taxes. The effective tax rate for the three months ended September 30, 2004 differs from the statutory rate largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year.

The following table sets forth certain unaudited operating results of the discontinued operations for the nine months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Provision for remediation	$(39,793)	$(23,589)

Loss from discontinued operations before income taxes	(39,793)	(23,589)
Income taxes (benefit)	(14,974)	(11,692)

Loss from discontinued operations, net of tax	$(24,819)	$(11,897)

The Company’s effective tax benefit rate related to discontinued operations for the nine months ended September 30, 2005 was 37.6% compared to 49.6% in the nine months ended September 30, 2004. The effective tax benefit rate for the nine months ended September 30, 2005 differs from the statutory rate primarily due to state income taxes. The effective tax benefit rate for the nine months ended September 30, 2004 differs from the statutory rate largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	September 30, 2005	December 31, 2004
	(unaudited)

Current assets
Cash in escrow	$7,845	$31,176

Total assets of discontinued operations	$7,845	$31,176

Current liabilities
Reserve for remediation	$101,843	$153,919

Total liabilities of discontinued operations	$101,843	$153,919

Note 5 -	Notes Payable to Bank

On August 26, 2005, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) and Branch Banking and Trust Company (the “Bank”), entered into three loan agreements and a series of related ancillary agreements: (1) a revolving line of credit loan for a maximum principal amount of $1.0 million to be used as a “Working Capital Loan”, (2) a revolving line of credit loan in the amount of $2.0 million to be used as an “Equipment Loan” and (3) a revolving line of credit for a maximum principal amount of $6.0 million to be used as a “Real Estate Loan”.

The $1.0 million “Working Capital Loan” will be used by the Company for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement interest is payable monthly at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (5.5% as of September 30, 2005). The maturity date of the loan is August 26, 2006. As of September 30, 2005 there were no borrowings outstanding under this new agreement.

The $2.0 million “Equipment Loan” replaced an existing term loan with Wachovia Bank, N.A. (“Wachovia”). Future draws are at the request of the Company and the discretion of the Bank. Under the terms of the agreement principal plus interest are payable monthly composed of $72,222 principal plus accrued interest. The interest rate is payable at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (5.5% as of September 30, 2005). The maturity date of the loan is February 26, 2008. The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $1,733,328 as of September 30, 2005. As of December 31, 2004 the outstanding balance of the then existing, similar equipment term loan with Wachovia was $2,383,334. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, outside debt limitations, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of September 30, 2005.

The $6.0 million “Real Estate Loan” line of credit replaced a revolving line of credit with Wachovia in the maximum principal amount of $6.0 million that was scheduled to expire May 15, 2006. The proceeds of the Real Estate Loan will be used by the Company for financing the costs of certain qualified real estate projects in Florida. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eight-tenths percent (5.5% as of September 30, 2005). The maturity date of the loan is August 26, 2006. All of the net proceeds from the sale of a qualified project shall first be applied against the principal balance due on the note until the note is satisfied in full. The loan is guaranteed by the Company and named subsidiaries and draws for all projects are not to exceed the total costs of all projects. Borrowings outstanding under this agreement were $3,593,756 as of September 30, 2005. As of December 31, 2004 there were no borrowings outstanding under the then existing, similar loan with Wachovia. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of September 30, 2005.

Interest costs related to the construction of condominiums are capitalized. During the three month period ended September 30, 2005, the Company capitalized interest costs of $43,716 compared to no interest cost capitalized during the same period in 2004. During the nine month periods ended September 30, 2005 and 2004, the Company capitalized interest costs of $57,581 and $41,626, respectively.

Note 6 -	Commitments and Contingencies

  Leases

The Company leases its principal office space under a non-cancelable seven year operating lease. Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

September 30, 2005

2005	$35,285
2006	138,960
2007	139,378
2008	142,132
2009	146,884
Thereafter	348,240

Total	$950,879

  Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2005, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $7,578,000.

Note 7 -	Income Taxes

At September 30, 2005, the Company had tax net operating loss (“NOL”) carryforwards of approximately $1,834,000 available to offset future taxable income, which if unused will expire from 2009 through 2024. The Company has alternative minimum tax credit carryforwards of approximately $352,000, which are available to reduce future Federal income taxes over an indefinite period.

The following table presents our provision for income taxes and effective income tax rates for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income taxes	$488,051	$286,298	$954,596	$303,004
Effective income tax rate	39.7%	90.0%	39.4%	49.6%

The Company’s effective tax rate for the three months ended September 30, 2005 was 39.7%. The effective tax rate differs from the statutory rate for the three months ended September 30, 2005 due to the impact of estimated non-deductible expenses on estimated annual income, accounting for approximately 33% of the increase, and state income taxes, accounting for approximately 67% of the increase. The effective tax rate of 90.0% differs from the statutory rate for the three months ended September 30, 2004, due to (1) a significant increase in estimated annual earnings from the estimate used at the end of the second quarter, which substantially increased the Company’s annual projected effective rate and required an adjustment of $286,298 to the third quarter cumulative tax provision, accounting for approximately 84% of the increase, and (2) to a lesser extent, the effect of the amount of estimated expenses which are non-deductible for tax purposes, accounting for approximately 16% of the increase.

The Company’s effective tax rate for the nine months ended September 30, 2005 was 39.4%. This is the Company’s expected tax rate for the year ending December 31, 2005, which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the statutory rate for the nine months ended September 30, 2005, due to the impact of estimated non-deductible expenses on estimated annual income, accounting for approximately 33% of the increase, and state income taxes, accounting for approximately 67% of the increase. The Company’s effective tax rate for the nine months ended September 30, 2004 was 49.6%. This was the Company’s expected tax rate for the year ending December 31, 2004 which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the statutory rate for the nine months ended September 30, 2004, largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year.

Note 8 -	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include dilution from potential common stock equivalents, such as stock options outstanding. The following tables set forth the computation of basic and diluted earnings per share for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Continuing operations
Income from continuing operations	$741,937	$31,644	$1,465,829	$308,341
Discontinued operations
Loss from discontinued operations	(10,291)	(11,897)	(24,819)	(11,897)

Net income	$731,646	$19,747	$1,441,010	$296,444

Weighted average common shares outstanding	25,517,191	26,226,624	25,678,319	26,284,080

Earnings per share-basic
Continuing operations	$0.03	$—	$0.06	$0.01
Discontinued operations	—	—	—	—

Net income	$0.03	$—	$0.06	$0.01

Weighted average dilutive shares from stock option plan	40,728	44,764	36,683	49,199

Weighted average common shares outstanding including dilutive shares	25,557,919	26,271,388	25,715,002	26,333,279

Earnings per share-diluted
Continuing operations	$0.03	$—	$0.06	$0.01
Discontinued operations	—	—	—	—

Net income	$0.03	$—	$0.06	$0.01

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 24, 2005, permitted the purchase of up to 3,500,000 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company did not repurchase shares of its common stock during the three month period ended September 30, 2005. The total number of shares repurchased under the Repurchase Plan as of September 30, 2005, was 2,224,222 at a cost of $1,156,513 (average cost of $0.52 per share) and the remaining number of shares the Company is authorized to repurchase under the Repurchase Plan is 1,275,778. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 9 -	Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Continuing operations
Revenues
Electrical construction	$7,776,247	$7,262,905	$20,160,935	$23,220,182
Real estate development	3,479,366	—	8,797,103	3,864,833

Total revenues	11,255,613	7,262,905	28,958,038	27,085,015

Operating expenses
Electrical construction	6,931,457	6,422,798	18,482,051	21,867,135
Real estate development	2,376,465	45,541	5,959,517	3,030,268
Corporate	711,117	510,018	2,082,914	1,646,929

Total operating expenses	10,019,039	6,978,357	26,524,482	26,544,332

Operating income
Electrical construction	844,790	840,107	1,678,884	1,353,047
Real estate development	1,102,901	(45,541)	2,837,586	834,565
Corporate	(711,117)	(510,018)	(2,082,914)	(1,646,929)

Total operating income	1,236,574	284,548	2,433,556	540,683

Other income (expenses), net
Electrical construction	(23,315)	(15,233)	(66,573)	(20,718)
Real estate development	—	32,544	1,107	48,105
Corporate	16,729	16,083	52,335	43,275

Total other income (expenses), net	(6,586)	33,394	(13,131)	70,662

Net income before taxes
Electrical construction	821,475	824,874	1,612,311	1,332,329
Real estate development	1,102,901	(12,997)	2,838,693	882,670
Corporate	(694,388)	(493,935)	(2,030,579)	(1,603,654)

Total net income before taxes	$1,229,988	$317,942	$2,420,425	$611,345

Operating income is total operating revenue less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth certain segment information as of the dates indicated:

	September 30, 2005	December 31, 2004
	(unaudited)

Identifiable assets
Electrical construction	$15,846,198	$15,183,844
Real estate development	10,279,474	1,693,624
Corporate	4,484,748	6,795,873
Discontinued operations	7,845	31,176

Total	$30,618,265	$23,704,517

Note 10 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the “Plan”), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, treasury shares or shares purchased on the open market. The exercise price under such grants, if applicable, will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. Any options granted under the Plan must be exercised within 10 years of the date of grant and are vested equally over a 3 year period. On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant. No stock options were granted during the nine month periods ended September 30, 2005 and 2004. As of September 30, 2005, 55,001 options were outstanding.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123”, the Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its Plan. Accordingly, no compensation cost has been recognized in the consolidated financial statements during the nine month periods ended September 30, 2005 and 2004. Had the Company used the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, the Company’s net income per share would not have changed for the nine month periods ended September 30, 2005 and 2004.

Note 11 -	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment (Revised 2004)” (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. Originally, SFAS 123R required that companies adopt the provision of SFAS 123R as of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as Goldfield. The Company expects that, upon adoption, SFAS 123R will not have a significant impact on the financial position or results of operations of the Company.

In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections” - a replacement of APB Opinion No. 20 and FASB Statement No. 3 which requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change should be recognized in the period of the change. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but the Company does not currently expect SFAS 154 to have a material impact on its results of operations, cash flows or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s revenue from electrical construction operations decreased approximately 13% for the nine month period ending September 30, 2005 and increased approximately 7% for the three month period ended September 30, 2005 as compared to the same periods in the prior year. The decrease in revenue for the nine month period ended September 30, 2005 was primarily the result of the company being awarded fewer contracts containing large amounts of subcontract work and a reduction in the number of storm restoration jobs performed compared to the same period in 2004. The increase in revenue for the three month period ended September 30, 2005 was primarily attributable to one large contract. Operating margins of our electrical construction operations increased to 8.3% for the nine month period ending September 30, 2005 from 5.8% for the like period in 2004. This improvement in operating margins was largely the result of the completion in 2004 of a transmission project that experienced a significant loss. Operating margins on electrical construction remained substantially unchanged and were 10.9% in the three months ended September 30, 2005 compared to 11.6% for the like period in 2004.

Revenues from our real estate development operations increased by approximately 128% in the first nine months of 2005 when compared to the same period in 2004. This increase is mainly the result of the current condominium project under development being significantly larger than the condominium project under development in the like period of 2004. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year to year operating margin comparisons. Operating margins increased to 32.3% for the nine months ended September 30, 2005 from 21.6% for the nine months ended September 30, 2004 because the project currently under construction, Oak Park, has had a lower land and construction cost per unit, coupled with a stronger real estate market. Although it is impossible to quantify the precise effect of each of these factors, we believe that the margin improvement in 2005 was largely attributable to lower land cost and improved market conditions.

Critical Accounting Policies and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to fixed price electrical construction contracts, real estate development projects, deferred income tax assets and environmental remediation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management has discussed the selection and development of its critical accounting policies, estimates and related disclosure with the Audit Committee of the Board of Directors.

  Percentage of Completion – Electrical Construction Segment

A number of factors relating to our electrical construction segment affect the recognition of contract revenue. The Company recognizes revenue from fixed price contracts using the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract income, are impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.

The Company recognizes revenue from change orders, which are agreed modifications of contract terms, and from contract claims, which result from costs incurred by the Company outside the scope of a contract which have not been agreed upon or are in dispute, only when the revenue associated with the change order or claim can be reliably estimated and realization is probable. Historically, however, disputed amounts relating to electrical construction work have not been significant.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and the detailed approach in determining our cost estimates for all of our significant projects we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. There were no contract loss accruals recorded in the nine month or three month periods ended September 30, 2005. For the three and nine month periods ended September 30, 2004 contract loss accruals were $3,887.

  Percentage of Completion – Real Estate Development Segment

Our initial condominium project was accounted for under the deposit method due to our limited experience in the condominium development business. Accordingly, the recognition of related revenue and expenses was deferred until the project was complete and the underlying titles were transferred to the buyers.

As of August 2002, commencing with our second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by SFAS 66, “Accounting for Sales of Real Estate”, is recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, consideration is given to the requirements of state laws, the condominium contract, and the terms of the financing agreements (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price, and (6) sales proceeds and costs can be reasonably estimated. The Company determines that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation, and the building foundation is complete.

The Company believes that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed-price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during any of the nine or three month periods ended September 2005 and 2004. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.

  Deferred Tax Assets

The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. If the Company determines that it would not be able to realize all or part of its deferred tax assets, a valuation allowance would be recorded to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to subsequently determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made.

As of September 30, 2005, the deferred tax asset was largely comprised of net operating loss (“NOL”) carryforwards which will expire from 2009 through 2024. Based on historical experience and other various assumptions including forecasts of future taxable income and tax planning, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards. Therefore, the Company has not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax asset is approximately $2,360,000.

  Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the “EPA”) that it is a potentially responsible party (a “PRP”) with respect to possible investigation and removal activities at a mine that it had formerly owned. Refer to note 4 of notes to the consolidated financial statements in this Form 10-Q for a discussion of this matter.

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)”, and Statement of Position 96-1, “Environmental Remediation Liabilities”, the Company recognized a provision of $210,976 (within discontinued operations) for this matter. In addition, this provision was increased by $111,769 during the twelve months ended December 31, 2004 and $39,793 during the nine months ended September 30, 2005, increasing the total provision to $362,538. Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

The EPA has requested that the Company and three other PRPs undertake, perform, and finance an Engineering Evaluation and Cost Analysis or (“EE/CA”) for the Site. The primary purpose of an EE/CA is to determine the nature and scope of contamination, evaluate risks, and identify and evaluate a range of possible clean up alternatives. The EPA retains the sole discretion to determine what, if any, clean up will ultimately be required based on the EE/CA. The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the “Work Group”) through which the Work Group has agreed how to perform and finance the EE/CA. Field work has been completed and a partial draft EE/CA Report (addressing the characterization of environmental conditions at the Site) has been submitted to the EPA. The Company expects that during the winter of 2005-06, the Work Group will develop and obtain approval for the final EE/CA Report and the EPA will decide whether additional response action (remediation) may be necessary at the Site and, if so, would expect that such action be taken during the 2006 construction season. We expect to be able to resolve this environmental matter by the end of 2006, but resolution may extend beyond that date.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Segment Information

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the nine months ended September 30, as indicated:

	2005	2004
	(unaudited)	(unaudited)

Electrical construction
Revenue	$20,160,935	$23,220,182
Operating expenses
Cost of goods sold	16,622,873	20,306,285
Depreciation	1,718,981	1,480,910
SG&A	106,555	82,973
Provision for doubtful accounts	23,542	—
Other general expenses	10,100	(3,033)

Total operating expenses	18,482,051	21,867,135

Operating income	$1,678,884	$1,353,047

Real estate development
Revenue	$8,797,103	$3,864,833
Operating expenses
Cost of goods sold	5,233,934	2,758,697
Depreciation	16,679	9,206
SG&A	708,904	268,568
Other general expenses	—	(6,203)

Total operating expenses	5,959,517	3,030,268

Operating income	$2,837,586	$834,565

Continuing Operations

  Revenues

Total revenues in the nine months ended September 30, 2005 increased by 6.9% to $28,958,038, compared to $27,085,015 in the nine months ended September 30, 2004. This increase in revenue was the result of a significantly larger project in the real estate segment being constructed during the nine month period ending September 30, 2005 as compared to the like period in 2004.

Electrical construction revenues decreased $3,059,247, or 13.2%, to $20,160,935 for the nine months ended September 30, 2005 from $23,220,182 for the nine months ended September 30, 2004. The decrease in revenue for the nine month period ending September 30, 2005 when compared to the same period in 2004 was the result of both a reduced amount of storm restoration work, which accounted for approximately 53% of the decrease, and the Company being awarded fewer transmission contracts, accounting for the remaining 47%. During August and September of 2004, we provided storm restoration work in Florida and Alabama for the four hurricanes which impacted Florida and the Gulf Coast states. Due to the unpredictable nature of storms, the level of our storm restoration revenue fluctuates from period to period.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. We expect to complete approximately 95% of our current backlog during the next twelve months. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of September 30, 2005, the electrical construction operation’s backlog of $13,842,000 included approximately $11.3 million from fixed price contracts in which revenue is recognized using percentage-of-completion and approximately $2.5 million from service agreement contracts in which revenue is recognized as work is performed. Of our total backlog, we expect approximately $8.6 million to be completed within the current fiscal year and the remaining estimated $5.2 million to be completed during the fiscal year 2006. This compares to a backlog of $5,280,000 at September 30, 2004, of which approximately $3.7 million represented project specific contracts and approximately $1.5 million represented service agreement backlog. The September 30, 2005 backlog does not reflect the increased level of demand for electrical construction services resulting from the recent hurricanes affecting Florida and the Gulf Coast areas.

Real estate construction revenues increased by 127.6% to $8,797,103 for the nine months ended September 30, 2005 from $3,864,833 for the nine months ended September 30, 2004. The increase in revenues for the nine months ended September 30, 2005 compared to the same period in 2004, was mainly due to the development of Oak Park, which is a significantly larger project than the project we had under development during the same period last year. Also contributing to the difference is the current project being approximately 73% complete as of September 30, 2005, with all revenue recognized in the nine months ended September 30, 2005; whereas, the previous project was completed by June 30, 2004 with approximately 50% of its revenue recognized in the nine months ended September 30, 2004.

As of September 30, 2005, the real estate development operation’s backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $3,240,000. There was no backlog as of September 30, 2004. There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

The Company’s current real estate project under construction, Oak Park, was approximately 73% complete as of September 30, 2005 and is currently scheduled to be completed during the first quarter of 2006. The Company’s next project, Pineapple House, is accepting contracts for sale and purchase and construction is currently scheduled to commence during the fourth quarter of 2005. The Company will not begin recognizing revenue, however, until the building is beyond a preliminary stage, as described above.

  Operating Results

Total operating income increased to $2,433,556 for the nine months ended September 30, 2005, compared to $540,683 for the like period in 2004. As a percentage of revenue, operating margins increased to 8.4% for the period ended September 30, 2005 from 2.0% for the same period in 2004. This increase was mainly attributable to an increased operating margin in the real estate segment as described below.

Electrical construction operations had operating income of $1,678,884 during the nine months ended September 30, 2005, compared to operating income of $1,353,047 during the nine months ended September 30, 2004, an increase of $325,837. As a percentage of revenue, operating margins on electrical construction operations increased to 8.3% for the nine months ended September 30, 2005 from 5.8% for the nine months ended September 30, 2004. The increase in operating margins for the nine month period ended September 30, 2005 was largely the result of the completion in 2004 of a transmission project that experienced a loss of approximately $944,000 caused by unforeseen operational difficulties. The loss was primarily attributable to delays caused by (1) a shortage of qualified personnel, requiring additional complete crew units to be allocated to the project, to meet the construction schedule required by the customer, accounting for approximately 38% of the loss, and (2) the unavailability of specialized company owned equipment, allocated to project, due to breakdowns. The breakdowns increased the time required to complete the project, causing higher than expected rental costs and equipment maintenance charges, accounting for approximately 49% of the loss.

Real estate development operations had an operating income of $2,837,586 in the nine months ended September 30, 2005, compared to $834,565 in the nine months ended September 30, 2004, an increase of $2,003,021. As a percentage of revenue, operating margins increased to 32.3% for the nine months ended September 30, 2005 from 21.6% for the nine months ended September 30, 2004 due to the project under construction in 2005 having lower land and construction cost per unit, coupled with a stronger real estate market. Although it is impossible to quantify the precise effect of each of these factors, we believe that the margin improvement in 2005 was largely attributable to lower land cost and improved market conditions. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year to year operating margin comparisons.

  Costs and Expenses

Total costs and expenses, and the components thereof, decreased slightly to $26,524,482 in the nine months ended September 30, 2005 from $26,544,332 in the nine months ended September 30, 2004.

Electrical construction cost of goods sold decreased to $16,622,873 in the nine months ended September 30, 2005 from $20,306,285 in the nine months ended September 30, 2004, a decrease of $3,683,412. The decrease in costs is mainly the result of (1) a decrease in the volume of work performed, accounting for approximately 73% of the decrease and (2) one high cost project that experienced a significant loss in 2004, accounting for approximately 26% of the decrease.

Real estate development cost of goods sold increased $2,475,237 to $5,233,934 for the nine months ended September 30, 2005 from $2,758,697 for the nine months ended September 30, 2004. The increased costs are due to the increase in the volume of work performed during the period ended September 30, 2005 when compared to the like period ended September 30, 2004. The real estate project under construction during the nine months ended September 30, 2005 is not only larger, but also had a larger percentage of the construction work completed during this period than the project that was under construction during the same period in 2004.

The following table sets forth the depreciation and amortization expense for each respective segment for the nine months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Electrical construction	$1,718,981	$1,480,910
Real estate development	16,679	9,206
Corporate	68,200	51,159

Total	$1,803,860	$1,541,275

Depreciation and amortization was $1,803,860 in the nine months ended September 30, 2005, compared to $1,541,275 in the nine months ended September 30, 2004, an increase of 17.0%. The increase in depreciation and amortization was primarily a result of an increase in capital expenditures made in recent years, most of which related to upgrading and replacing electrical construction equipment.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the nine months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Electrical construction	$106,555	$82,973
Real estate development	708,904	268,568
Corporate	2,012,586	1,587,586

Total	$2,828,045	$1,939,127

In the nine months ended September 30, 2005, total SG&A expenses increased by $888,918, or 45.8%, when compared to the like period in 2004. The increase was primarily a result of higher accrued selling expenses and bonuses associated with the real estate development operations as a result of the larger project under construction (49.5% of the increase), increased salary and accrued bonus expenses (23.1%) and professional fees (16.3%) incurred within the corporate division for the period ended September 30, 2005 when compared to the like period in 2004. SG&A expenses, as a percentage of revenue, increased to 9.8% for the nine months ended September 30, 2005 compared to 7.2% in the like period for 2004.

  Income Taxes

The following table presents our provision for income tax and effective income tax rate for the nine months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Income taxes	$954,596	$303,004
Effective income tax rate	39.4%	49.6%

The Company’s effective tax rate for the nine months ended September 30, 2005 was 39.4%. This is the Company’s expected tax rate for the year ending December 31, 2005, which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the statutory rate for the nine months ended September 30, 2005, due to the impact of estimated non-deductible expenses on estimated annual income, accounting for approximately 33% of the increase, and state income taxes, accounting for approximately 67% of the increase. The Company’s effective tax rate for the nine months ended September 30, 2004 was 49.6%. This was the Company’s expected tax rate for the year ending December 31, 2004 which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the statutory rate for the nine months ended September 30, 2004, largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year.

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

The following table sets forth certain unaudited operating results of the discontinued operations for the nine months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Provision for remediation	$(39,793)	$(23,589)

Loss from discontinued operations before income taxes	(39,793)	(23,589)
Income taxes (benefit)	(14,974)	(11,692)

Loss from discontinued operations net of tax	$(24,819)	$(11,897)

The Company’s effective tax benefit rate related to discontinued operations for the nine months ended September 30, 2005 was 37.6%. The effective tax benefit rate differs from the statutory rate for the nine months ended September 30, 2005 primarily due to the state income taxes. The Company’s effective tax benefit rate for the nine months ended September 30, 2004 was 49.6%. This was the Company’s expected tax benefit rate for the year ending December 31, 2004, which was calculated based on the estimated annual operating results for the year. The effective tax benefit rate differs from the statutory rate for the nine months ended September 30, 2004, largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Segment Information

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the three months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Electrical construction
Revenue	$7,776,247	$7,262,905
Operating expenses
Cost of goods sold	6,369,406	5,877,255
Depreciation	510,534	535,394
SG&A	26,915	14,425
Provision for doubtful accounts	23,542	—
Other general expenses	1,060	(4,276)

Total operating expenses	6,931,457	6,422,798

Operating income	$844,790	$840,107

Real estate development
Revenue	$3,479,366	$—
Operating expenses
Cost of goods sold	2,066,447	35,756
Depreciation	5,697	3,456
SG&A	304,321	6,329

Total operating expenses	2,376,465	45,541

Operating income (loss)	$1,102,901	$(45,541)

Continuing Operations

  Revenues

Total revenues in the three months ended September 30, 2005 increased by $3,992,708, or 55.0%, to $11,255,613, compared to $7,262,905 in the three months ended September 30, 2004. This increase in revenue was mainly due to the revenue recognized in the real estate segment during the three month period ended September 30, 2005. There were no revenues recognized during the third quarter of 2004 in the real estate segment, due to the completion in the second quarter of the only project constructed in 2004.

Electrical construction revenues increased by 7.1% to $7,776,247 in the three months ended September 30, 2005 from $7,262,905 in the three months ended September 30, 2004. This increase is primarily due to the development of a project during the three months ended September 30, 2005 whereas no projects were under development during the like period in 2004.

Revenues recognized by the real estate development operations for the three months ended September 30, 2005 were $3,479,366. As discussed above, there was not any revenue for real estate development operations recognized during the three month period ended September 30, 2004.

  Operating Results

Total operating results increased to $1,236,574 in the three months ended September 30, 2005, compared to $284,548 during the three months ended September 30, 2004. As a percentage of revenue, operating margins increased to 11.0% for three months ended September 30, 2005, compared to 3.9% for the three months ended September 30, 2004. The improvement in both the operating results and operating margins for the three months ended September 30, 2005 was a result of the improved results in the real estate development operations as discussed below.

Electrical construction operations had operating income of $844,790 in the three months ended September 30, 2005, compared to $840,107 during the three months ended September 30, 2004. Operating margins on electrical construction remained substantially unchanged and were 10.9% in the three months ended September 30, 2005 compared to 11.6% for the like period in 2004.

Real estate development operations had an operating income of $1,102,901 in the three months ended September 30, 2005, compared to an operating loss of $45,541 in the three months ended September 30, 2004, an increase of $1,148,442. As a percentage of revenue, operating margins on real estate operations were 31.7% for the three months ended September 30, 2005. A comparative operating margin for the like period in 2004 has not been provided as there were no real estate revenues recognized during that period. There were no revenues recognized during the like period in 2004 as the only project constructed during 2004 was completed during the second quarter of 2004.

  Costs and Expenses

Total costs and expenses, and the components thereof, increased to $10,019,039 in the three months ended September 30, 2005 from $6,978,357 in the three months ended September 30, 2004, an increase of 43.6%. The increase was primarily attributed to the increased costs in the real estate segment as detailed below.

Electrical construction costs of goods sold increased to $6,369,406 in the three months ended September 30, 2005 from $5,877,255 in the three months ended September 30, 2004, an increase of 8.4%. The increase in costs is mainly attributable to the increase in the volume of work performed, accounting for approximately 81% of the increase, and an increase in the amount of subcontract work that was required on one transmission project, accounting for approximately 19% of the increase, during the three month period ended September 30, 2005 when compared with the like period in 2004.

Real estate development costs of goods sold increased to $2,066,447 for the three months ended September 30, 2005 from $35,756 for the three months ended September 30, 2004. The increase in costs for the three month period ending September 30, 2005 is due in large part to the ongoing development of the current condominium project whereas last year’s project was completed during the second quarter of 2004.

Depreciation and amortization was $543,082 in the three months ended September 30, 2005, compared to $553,939 in the three months ended September 30, 2004, a decrease of 2.0%. The decrease in depreciation and amortization was primarily a result of a portion of equipment in the electrical construction segment attaining its full depreciable amount in the three month period ending September 30, 2005 when compared to the like period in 2004.

The following table sets forth the depreciation and amortization expense for each of the Company’s segments for the three months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Electrical construction	$510,534	$535,394
Real estate development	5,697	3,456
Corporate	26,851	15,089

Total	$543,082	$553,939

The following table sets forth selling, general and administrative (“SG&A”) expenses for each of the Company’s segments for the three months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Electrical construction	$26,915	$14,425
Real estate development	304,321	6,329
Corporate	683,653	494,617

Total	$1,014,889	$515,371

In the three months ended September 30, 2005, total SG&A expenses increased by $499,518 when compared to the like period in 2004. SG&A expenses, as a percentage of revenue, increased to 9.0% for the three months ended September 30, 2005 compared to 7.1% in the like period for 2004. This increase was primarily attributable to higher accrued bonus and selling costs in the real estate development operations, accounting for approximately 62% of the increase, and increased salary and accrued bonus expenses incurred within the corporate division, accounting for approximately 20% of the increase.

  Income Taxes

The following table presents our provision for income tax and effective income tax rate for the three months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Income taxes	$488,051	$286,298
Effective income tax rate	39.7%	90.0%

The effective income tax rate of 39.7% for the three months ended September 30, 2005 differs from the statutory rate due to the impact of estimated non-deductible expenses on estimated annual income, accounting for approximately 33% of the increase, and state income taxes, accounting for approximately 67% of the increase. The effective tax rate of 90.0% differs from the statutory for the three months ended September 30, 2004, due to (1) a significant increase in estimated annual earnings from the estimate used at the end of the second quarter, which substantially increased the Company’s annual projected effective rate and required an adjustment of $286,298 to the third quarter cumulative tax provision, accounting for approximately 84% of the increase, and (2) to a lesser extent, the effect of the amount of estimated expenses which are non-deductible for tax purposes, accounting for approximately 16% of the increase.

Discontinued Operations

The following table sets forth certain unaudited operating results of the discontinued operations for the three months ended September 30 as indicated:

	2005	2004
	(unaudited)	(unaudited)

Provision for remediation	$(16,500)	$(23,589)

Loss from discontinued operations before income taxes	(16,500)	(23,589)
Income taxes (benefit)	(6,209)	(11,692)

Loss from discontinued operations net of tax	$(10,291)	$(11,897)

The Company’s effective tax benefit rate related to discontinued operations for the three months ended September 30, 2005 was 37.6%. The effective tax benefit rate for the three months ended September 30, 2005 differs from the statutory rate, primarily due to state income taxes. The Company’s effective tax benefit rate for the three months ended September 30, 2004 was 49.6%. The effective tax benefit rate for the three months ended September 30, 2004 differs from the statutory rate largely due to estimated expenses which are non-deductible for tax purposes in proportion to the estimated operating results before taxes for the year.

Liquidity and Capital Resources

Our primary cash needs have been for capital expenditures, working capital and payments under our credit facilities. Our primary sources of cash have been borrowings under our lines of credit and cash flows from operations. Cash and cash equivalents at September 30, 2005 decreased approximately 64% to $2,443,389 from $6,827,685 at December 31, 2004. We anticipate that our current cash balance, future cash flows from operating activities, and borrowings under our lines of credit will provide sufficient funds to enable us to meet our future liquidity needs at least through the next twelve months.

As of September 30, 2005, the outstanding balances under the Company’s lines of credit were as follows: there were no borrowings outstanding under its $1.0 million working capital line of credit, $1,733,328 under its $2.0 million equipment line of credit and $3,593,756 under its $6.0 million real estate development line of credit. The remaining amounts under each line of credit were available for additional borrowings. See note 5 of notes to consolidated financial statements for more details on the Company’s lines of credit. In addition to borrowings under these credit facilities, we intend to borrow money for future projects in our real estate development operations. These loans may be secured by the related land and buildings.

Cash Flow Summary

Net cash flows for each of the nine month periods ended September 30 were as follows:

	2005	2004
	(unaudited)	(unaudited)

Operating activities	$(5,255,393)	$4,631,912
Investing activities	(1,863,474)	(4,230,587)
Financing activities	2,734,571	970,613

Net (decrease) increase in cash and cash equivalents	$(4,384,296)	$1,371,938

Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Net cash used by operating activities totaled $5,255,393 for the nine month period ended September 30, 2005, compared to $4,631,912 of net cash provided during the same period in 2004. The primary reason for the $9,887,305 change in cash used by the Company’s operating activities relates to the timing of receivables for the current real estate projects during the nine month period ending September 30, 2005 as compared to the like period in 2004. This is a result of the stage of our current project (73% complete) in the real estate segment compared to the stage of the then existing project during the same period in 2004 (100% complete); all contracts receivable from the 2004 project were collected in the third quarter of 2004 and all contracts receivable from the 2005 project remain uncollected until the project is 100% complete. Operating cash flows fluctuate relative to the stage of development of the condominium projects.

Investing Activities

Net cash used by investing activities in the first nine months of 2005 was $1,863,474, compared to $4,230,587 for the same period in 2004. This decrease in cash used by the Company’s investing activities during the first nine months of 2005 when compared to the same period in 2004 was primarily the result of a decrease in the capital expenditures of the electrical construction segment. Capital spending activity in 2005 was primarily for machinery and equipment purchased for the electrical construction segment, to upgrade and replace electrical construction equipment.

Capital expenditures in 2005 are expected to approximate $2.3 million, which includes the $1,974,588 in capital expenditures during the nine months ended September 30, 2005. The Company anticipates funding all 2005 capital expenditures through existing cash reserves.

Financing Activities

Net cash provided by financing activities in the first nine months of 2005 increased to $2,734,571 from $970,613 for the same period in 2004. The increase in cash provided by financing activities is due to (1) the new borrowings in the real estate segment of $3,593,753 used for the development of the current construction project, versus the net repayments in 2004 of $1,578,923 in borrowings for the most recently completed condominium project, and (2) the loan repayments in the electrical construction segment of $650,003 in 2005 versus new borrowing of $2,600,000 in 2004, for capital equipment additions. The net cash provided by these loan activities for both of the Company’s operating segments were partially offset by treasury stock repurchases under the Company’s stock repurchase program authorized by the Board of Directors. These stock repurchases amounted to $209,179 and $86,922 for the 2005 and 2004 periods, respectively.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

Forecast

The Company anticipates its cash on hand, cash flows from operations and credit facilities will provide sufficient cash to enable the Company to meet its working capital needs, debt service requirements and planned capital expenditures for at least the next twelve months. However, the Company’s revenues, results of operations and cash flows as well as its ability to seek additional financing may be negatively impacted by factors including, but not limited to, a decline in demand for electrical construction services and/or condominiums in the markets served and general economic conditions, heightened competition, availability of construction materials, increased interest rates and adverse weather conditions.

Contractual Obligations

With the exception of the three new loan agreements with Branch Banking and Trust Company as discussed in note 5 of notes to the consolidated financial statements, there were no material changes outside the normal course of our business in our contractual obligations from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

We make “forward looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; ability to acquire land; ability to obtain additional construction financing; adverse weather; natural disasters; and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere in this document.

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

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure is related to interest rate risk. At September 30, 2005, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points would not materially affect our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

Changes in internal controls

No changes in the Company’s internal controls over financial reporting occurred during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the United States Environmental Protection Agency regarding the Anderson-Calhoun mine/mill site in note 4 of notes to the consolidated financial statements in this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information on a monthly basis regarding the Company’s purchases of its Common Stock during the third quarter of 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/05-7/31/05	—	—	—	1,275,778
8/1/05-8/31/05	—	—	—	1,275,778
9/1/05-9/30/05	—	—	—	1,275,778

Total	—	—	—	1,275,778

(1)

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 24, 2005, permitted the purchase of up to 3,500,000 shares. As of September 30, 2005, the Company has repurchased under the repurchase plan 2,224,222 shares of its Common Stock at a cost of $1,156,513 (average cost of $.52 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 6.	Exhibits.

10-1

Loan Agreement, dated August 26, 2005, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company Relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-2

Loan Agreement, dated August 26, 2005, among Southeast Power Corporation, The Goldfield Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company Relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-3

Loan Agreement, dated August 26, 2005, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company Relating to Loans of up to $6.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-4

Revolving Line of Credit Promissory Note of The Goldfield Corporation Relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-5

Revolving Line of Credit Promissory Note of Southeast Power Corporation Relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-6

Revolving Line of Credit Promissory Note of The Goldfield Corporation Relating to Loans of up to $6.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-7	Form of Guaranty is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-8

Security Agreement, dated August 26, 2005, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-9

Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No.1-7525).

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

THE GOLDFIELD CORPORATION

Dated: November 14, 2005	(Registrant)

/s/ John H. Sottile

(John H. Sottile)
Chairman of the Board of Directors,
President, Chief Executive Officer and Director.

/s/ Stephen R. Wherry

(Stephen R. Wherry)
Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Assistant Secretary and Principal Accounting Officer.