Form 10-K
period 2005-12-31
GOLDFIELD CORP
filed 2006-03-28
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________

Commission File Number: 1-7525

The Goldfield Corporation

(Exact name of registrant as specified in its charter)

Delaware	88-0031580

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1684 West Hibiscus Blvd., Melbourne, FL	32901

(Address of principal executive offices)	(Zip code)

(321) 724-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par value $.10 per share	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          On June 30, 2005, the aggregate market value (based upon the closing price on The American Stock Exchange) of the common stock held by nonaffiliates was approximately $17.5 million.

          As of March 15, 2006, 25,572,192 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for 2005 Annual Meeting	Part III

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.       Business.

General

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently engaged in electrical construction, including the placement of fiber optic cable, and real estate development. Until November 30, 2002, the Company was also engaged in mining activities. Unless the context otherwise requires, the terms “Goldfield” and “the Company” as used herein mean The Goldfield Corporation and its consolidated subsidiaries. For financial information by business segment, see note 15 of notes to consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The Company’s internet website address is www.goldfieldcorp.com. Within the “Investor Relations” section of its website, the Company makes available, free of charge, through links to the U.S. Securities and Exchange Commission (“SEC”) website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Financial Information About Geographic Areas

During the years ended December 31, 2003, 2004 and 2005, we operated primarily in the United States. We derived $107,277 of our revenues from foreign operations during the year ended December 31, 2003. We had no material foreign operations in 2004 and 2005.

Employees

As of December 31, 2005, we had approximately 123 employees, including 105 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We have no unionized employees and believe that our relationship with our employees is good.

Electrical Construction

The Company, through its subsidiary Southeast Power Corporation (“Southeast Power”), is engaged in the construction and maintenance of electrical facilities for utilities and industrial customers. The Company also installs fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. The Company has primarily performed work in the southeastern United States. In the beginning of 2003, the Company established a new electrical construction division in South Carolina to expand its presence into the mid-Atlantic region of the United States.

The Company’s electrical construction business includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects, including fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).

Our customers include many of the leading companies in the industries we serve. Representative customers include:

Florida Power & Light Company	Georgia Power Company
Lee County Electric Cooperative	HyPower Inc.
Santee Cooper	Municipal Electric Authority of Georgia

A significant portion of our revenue comes from two or three different customers each year. The largest customers may change from year to year. In the year ended December 31, 2005, Florida Power & Light Company and Santee Cooper each accounted for more than 10% of consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

It is the Company’s policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer’s satisfaction and schedule. As a result of this policy and the magnitude of some of the construction projects undertaken by the Company, a substantial portion of the Company’s annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 15 of notes to consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.

Construction is customarily performed pursuant to the plans and specifications of customers. The Company generally supplies the management, labor, equipment and tools while materials are primarily supplied by the customers. Most projects have a duration of six months or less, although, some contracts may extend beyond one year.

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

The electrical construction business is highly competitive. The Company competes with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. The Company also faces competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. Competitive factors include: level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel, worker safety, and financial stability. The Company’s management believes that the Company competes favorably with its competitors on the basis of these factors. There can be no assurance, however, that the Company’s competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company’s services, or that the Company will be able to maintain or enhance its competitive position.

The Company enters into contracts on the basis of either competitive bidding or direct negotiations with its customers. Competitively bid contracts account for a majority of the Company’s electrical construction revenues. Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve lump sum (fixed price), or unit price (time and material) contracts. However, many of our contracts do not require our clients to purchase a minimum amount of services, and many of our contracts are cancelable on short notice. The magnitude and duration of projects undertaken by the Company vary, which may result in substantial fluctuations in its backlog from time to time.

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog also includes certain service agreements that contain multiple year terms which fall into the category of unit price contracts. The projected backlog amounts for these service agreement contracts are based on our historical work from these customers. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate. Our backlog at December 31, 2005 was $12,468,000, $9,366,000 of which is believed to be firm due to the nature of our fixed priced contracts and expected to be completed within the current year and $3,102,000 of which is attributable to service agreements, with $2,904,000 reasonably expected to be completed within the current year and $198,000 reasonably expected to be completed during calendar year ending December 31, 2007. In total, we expect to complete approximately 98% of the December 31, 2005 backlog during calendar year 2006. This compares to a December 31, 2004 backlog of $7,034,000 of which $6,005,000 was believed to be firm from fixed price contracts and expected to be completed within calendar year 2005, and $1,028,000 of which was attributable to service agreements expected to be completed within calendar year 2005. Backlog at January 31, 2006 was approximately $24,041,000 with $14,805,000 believed to be firm from fixed price contracts and $9,236,000 from service agreements, with all backlog attributable to fixed price contracts expected to be completed by year end December 31, 2006. Backlog at January 31, 2005, was approximately $5,773,000 with $4,923,000 believed to be firm from fixed price contracts and $850,000 from service agreements.

In certain circumstances, the Company is required to provide performance and payment bonds issued by a financial institution known as a surety to secure its contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. The Company believes that it has adequate bonding availability. As of December 31, 2005, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $7,578,000.

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

The main administrative and maintenance facilities of Southeast Power are located on a 13-acre tract of land near Titusville, Florida, which is owned by the Company. The office building is approximately 6,100 square feet. The shop and maintenance facilities are approximately 17,000 square feet.

The South Carolina division of Southeast Power owns its administrative and maintenance facilities, which are located on a 2.2-acre tract of land in Spartanburg, South Carolina. The Company purchased the one acre parcel of land previously leased, increasing total acreage from 1.2 to 2.2 acres during 2005. The office building is approximately 1,500 square feet and the maintenance facilities are approximately 2,500 square feet.

The Company believes that the aforementioned properties are currently in good condition and properly maintained.

Real Estate

The primary focus of the Company’s real estate operations is on the development of residential condominium projects. To date, the Company has purchased five sites on the east coast of Central Florida. The Company has developed, or plans to develop, condominium complexes on all of these sites. The Company has sold all of the condominiums in the first three projects; (“Oak Park”), the fourth project, is in the final stages of construction; and (“Pineapple House”), the fifth project, began construction during the fourth quarter of 2005. Oak Park is a forty-unit townhouse-style condominium project located in Cape Canaveral, Florida and Pineapple House, the first phase of a multi-phase development, is comprised of an eight-story building containing thirty-three luxury river-view condominium units located in Melbourne, Florida.

The Company acquires land only after feasibility and environmental testing has been performed. Generally, architectural plans for the projects are outsourced and the project plans are submitted to general building contractors for competitive fixed price bids. In an effort to limit risk, the Company’s policy is to obtain a substantial number of contracts for sale, backed by customers’ non-refundable earnest money deposits, prior to commencing construction on the condominium projects. The sales process is conducted by outside real estate agents.

As of December 31, 2005, the real estate operation’s backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $17,460,000 compared to approximately $2,699,000 as of December 31, 2004. We expect to complete and deliver 8% of our backlog at December 31, 2005 to our buyers during the year ended December 31, 2006 and the balance during the year ended December 31, 2007. Our backlog at January 31, 2006 was approximately $16,910,000 compared to $8,427,000 for the same period last year. There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

The Company generally purchases land and pays for architectural, engineering and various other costs with cash reserves. Construction costs are generally financed with bank financing, as specified in note 9 of notes to the consolidated financial statements.

The Company does not offer financing arrangements to purchasers of its condominiums; however, the Company requires minimum deposits of 10% which are held in escrow by a third party until such time when the units are closed and title to the units has been transferred to the buyers.

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

The Company is subject to federal, state and local statutes, ordinances, rules and regulations regarding, among other things, zoning, building permits, environmental standards, building moratoriums and building codes. Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. The Company believes that its real estate operations are in substantial compliance with all applicable regulations. However, the Company’s growth and development opportunities may be limited and more costly as a result of such regulatory requirements.

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

In September 2003, the Company was notified by the United States Environmental Protection Agency (the “EPA”) that it is a potentially responsible party (“PRP”) with respect to possible investigation and removal activities at the Anderson-Calhoun mine/mill site (the “Site”) in Stevens County, Washington which was previously owned by the Company (see Item 3, Legal Proceedings).

In November 2004, the Company learned that in October 2003, the State of Washington, as part of its effort to catalog abandoned mines, issued a report on the Sierra Zinc mine/mill site (the “Sierra Site”), also in Stevens County, Washington, which may have been owned or operated by the Company, and which may have been used by the Company to process a limited amount of ore from the Site. The report did not address any potential required remediation or reclamation, and an investigation by the EPA of the Sierra Site determined that further action was not recommended. Although the Company is not aware of any threatened governmental or other action with respect to the Sierra Site, there can be no assurance that such action will not occur in the future.

Item 1A.    Risk Factors.

Our business involves various risks associated with the operations of our Company. To provide a framework to understand our operating environment, we are providing a brief explanation of the significant risks associated with our business. Although we have tried to identify and discuss key risk factors, others could emerge in the future. Each of the following risks could affect our performance.

Risks related to our electrical construction operations

We derive a significant portion of our revenue from a small group of customers. The loss of one or more of these customers could negatively impact our revenues.

A significant portion of our electrical construction revenue is derived from a small group of customers, with two or three different customers accounting for a substantial portion of our revenue in any given year. For example, in the year ended December 31, 2005, two of our customers accounted for greater than 50% of our consolidated revenue, as discussed in note 15 to our consolidated financial statements herein. The loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenues, margins and profits which could be material.

The electrical construction industry is highly competitive, and if we are unable to compete effectively, our financial performance could be harmed.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. There are relatively few barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors. If we fail to compete favorably with new or existing competitors, our results of operations and financial condition could be adversely affected.

Our business is affected by the spending patterns of our customers and adverse weather conditions, exposing us to variable quarterly results.

Most of our work is performed outdoors and as a result, our results of operations can be adversely impacted by extended periods of inclement weather, including inclement weather due to tropical storms and hurricanes, which are most likely to occur in the third and fourth quarters of the year. Any weather related delays in the completion of, or which increase the cost of, our projects could adversely affect our revenues and results of operations in any one or more of our reporting periods.

An adverse change in economic conditions in the electric utility industry could reduce the demand for our services.

Because a substantial portion of our electrical construction work is performed for customers in the electric utility industry, an adverse change in economic conditions in the electric utility industry could impair the financial condition of many of our customers, which could cause them to reduce their capital expenditures and demand for our services, which could have an adverse effect on our results of operations and financial condition.

Skilled labor shortages and increased labor costs could negatively affect our ability to compete for new projects.

In our electrical construction business, we have from time-to-time experienced shortages of certain types of qualified personnel. For example, currently there is a shortage of linemen capable of working on and supervising the construction of high-voltage lines. Linemen are frequently recruited across geographic regions to satisfy demand, including for storm restoration work, which can exacerbate this shortage. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements as well as the aging utility workforce further depletes the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire sufficient project managers for new electrical construction projects. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenues.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in “Critical Accounting Policies” and in the notes to our consolidated financial statements included herein, a significant portion of our revenues in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

Amounts included in our backlog may not result in revenue or translate into profits.

Our backlog for our electrical construction operations at January 31, 2006 was $24,041,000, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice, typically 30-90 days, even if we are not in default under the contract. In addition, $1,500,000 of these uncompleted contracts are service agreements that contain multiple year terms which fall into the category of unit price contracts. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. For these service agreements, we project the backlog amount based on our historical work from each customer. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize any revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. As a result, even if we realize all of the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

Our projects are subject to numerous hazards. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and could have difficulty procuring adequate insurance.

Hazards experienced as a result of our electric construction operations include electrocutions, fires, mechanical failure and transportation accidents. These hazards can cause and have caused personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, including blackouts, and may result in suspension of our operations on a project, large damage claims, and, in extreme cases, criminal liability. At any given time, we are subject to workers’ compensation claims and claims by employees, customers and third parties for property damage and personal injuries resulting from such hazards or other workplace accidents. Further, regulatory changes implemented by the Occupational Safety and Health Administration could impose additional costs on us. Notwithstanding our investment of substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk and we may be unable to avoid accidents resulting from the hazards described above and the associated liability exposure, which may be significant. Furthermore, if serious accidents or fatalities were to occur or if our safety record were to deteriorate, we could become ineligible to bid on certain projects and could be terminated from existing projects, our reputation and our prospects for future projects could be negatively affected, and we could be required to expend additional resources on health and safety programs. In addition, if our safety record were to significantly deteriorate, it would become more difficult and expensive for us to procure adequate insurance, if we are able to procure insurance at all.

An inability to obtain bonding would have a negative impact on our operations and results.

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Although to date we have not experienced difficulty in obtaining bonding, if we were unable to obtain surety bonds in the future, or were required to post collateral in order to obtain surety bonds, our ability to obtain new contracts would be adversely affected, which could have a material adverse effect on our results of operations and financial condition.

Risks related to our real estate development operations

We engage in real estate activities which are speculative and involve a high degree of risk

The real estate industry is highly cyclical by nature and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond our control, include:

•	the availability and cost of financing;

•	unfavorable interest rates and increases in inflation;

•	overbuilding or decreases in demand;

•	changes in national, regional and local economic conditions;

•	cost overruns, inclement weather, and labor and material shortages;

•	the impact of present or future environmental legislation, zoning laws and other regulations;

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and

•	increases in real estate taxes and other local government fees.

An adverse change in economic conditions could reduce the demand for condominiums and, as a result, could reduce our earnings.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our real estate development operations and where prospective purchasers of our condominiums live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth may reduce demand and depress prices for our condominiums. This, in turn, can reduce our earnings.

The multifamily housing industry is highly competitive and, if others are more successful, our business could decline.

We operate in a very competitive environment, which is characterized by competition from a number of other real estate developers. We compete with large national and regional development companies and with smaller local firms for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, or “previously owned,” condominium market. Increased competition could cause us to increase our selling incentives and/or reduce our prices. Increased competition could also result in an oversupply of condominiums or other housing alternatives available for sale, which could depress the prices at which we can sell our condominiums, and increase the length of time it takes us to sell them. If a failure to compete effectively resulted in our selling fewer condominiums at lower prices, our results of operations and financial condition would be adversely affected.

If land is not available at reasonable prices, our sales and earnings could decrease.

Our real estate development operations depend on our ability to obtain land at reasonable prices for the development of our residential condominiums. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential developments. If the supply of land appropriate for development of our residential condominiums becomes more limited because of these factors, or for any other reason, the cost of land could increase, which could reduce the profitability of our real estate development operations if we are unable to recover these costs in the sales prices of our condominiums, and the number of condominiums that we build and sell could be reduced, which would reduce our revenues.

If the market value of our land and developments drops significantly, our profits could decrease.

The market value of our land and condominium inventories of our real estate development operations depends on market conditions. We acquire land for replacement of land inventory and expansion within our current market. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and may not be able to recover our costs when we sell our property or finished product. In the face of adverse market conditions, we may have substantial inventory carrying costs or may have to sell land or completed units at a loss, which would have an adverse affect on our results of operations and financial condition. Also, if there is a decrease in demand for condominiums such that the market value of a condominium is less than purchase price reduced by the deposit made by a buyer, the buyer may elect to forfeit their deposit to the Company and have no further obligation to purchase the condominium resulting in a loss of revenue, operating income and a possible write down of condominiums in inventory.

Government regulations and legal challenges may delay the start or completion of our developments, increase our expenses or limit our building activities, which could have a negative impact on our operations.

We must obtain the approval of numerous governmental authorities in connection with our real estate development operations, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, as discussed below. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the residential multifamily industry. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year. This governmental regulation affects construction activities as well as sales activities, mortgage lending activities and other dealings with consumers. The industry also has experienced an increase in state and local legislation and regulations which limit the availability or use of land. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed developments, whether brought by governmental authorities or private parties.

Increases in taxes or government fees could increase our costs, and adverse changes in tax laws could reduce customer demand for our condominiums.

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, or to provide low and moderate income housing, could increase our costs and have an adverse effect on our real estate development operations if we are unable to recover these costs in the sales prices of our condominiums. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our condominiums. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and adversely affect our revenues.

Our business is concentrated in Florida, which increases our exposure to local adverse events.

In our real estate development operations, we currently develop and sell condominiums only on the east coast of the State of Florida. As a consequence, our exposure to local adverse events, such as natural disasters or changes in economic conditions, is increased. In particular, the State of Florida is affected by tropical storms and hurricanes, which can damage or destroy buildings, including condominiums. The occurrence of such a storm or other natural disaster could result in delays in construction and shortages and increased costs of labor and building materials. Any such delays or additional costs could adversely affect the profitability of our real estate development operations.

Additionally, a number of insurance carriers have opted either not to write insurance in Florida at all or to only renew existing policies and not to write new policies. These practices have resulted in substantial increases in the cost of insurance, a widespread shortage of available private insurance for property owners in the State of Florida and the creation of a state joint underwriting association. The state provided insurance coverages generally afford less protection at greater costs than typically provided by private insurance carriers. The inability of property owners to obtain cost effective insurance could have an adverse effect on demand for property in our markets, which could reduce our revenues. Furthermore, there are periods of time during which insurance companies will not write policies because of the presence of a named storm that may pass over the areas in which we sell condominiums. During these periods, home closings in areas that could be affected by such a storm will be delayed until the risk of the storm has passed and the required insurance can be obtained.

Adverse weather conditions and conditions in nature beyond our control could significantly impact our quarterly revenues and profitability.

In our real estate development operations, adverse weather conditions and natural disasters, such as, but not limited to, hurricanes, tornadoes, floods and fires, can have serious effects on our ability to perform work. We also may be affected by unforeseen engineering, environmental or geological problems. Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, our projects and, as a result, could adversely affect our sales, earnings and profitability.

If we experience shortages of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in developing our condominiums, which could adversely affect our operating results.

Our ability to develop residential condominiums may be affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability, or fluctuations in prices of, building materials. Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing one or more of our condominium projects. If we are not able to recover these increased costs by raising the prices of our condominiums we might decide to postpone or cancel the development of condominium projects on which we have not yet begun construction. If that happens, our operating results could be harmed. Additionally, we may be limited in the amount we can raise sales prices by our customers’ unwillingness to pay higher prices.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly, which could adversely affect our business.

As a real estate developer, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims, which can include bodily injury claims and mold-related property damage claims among others, are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could have an adverse affect on our results of operations and financial condition, which could be material.

If we are not able to obtain suitable financing, our business may decline.

Our real estate development operations depend substantially on our ability to obtain financing for the development of our projects. If we are not able to obtain suitable financing, our costs would increase and our revenues would decrease, or we could be precluded from continuing our operations at current levels. Increases in interest rates can make it more difficult and expensive for us to obtain the funds we need to operate our business, which would have an adverse affect on our profitability.

If our potential customers are not able to obtain suitable financing, our business may decline.

Our real estate development operations also depend on the ability of our potential customers to obtain mortgages for the purchase of our condominiums. Increases in the cost of home mortgage financing could prevent our potential customers from purchasing our condominiums. In addition, where our potential customers must sell their existing homes in order to buy a condominium from us, increases in mortgage costs could prevent the buyers of our customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a condominium from us. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, our sales and revenues could decline.

We depend upon the availability and skill of general contractors and subcontractors.

Substantially all of our construction work is done by subcontractors working for a general contractor we select for a particular project. Accordingly, the timing and quality of our construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with any particular general contractor, subcontractors or suppliers. Although we believe that our relationships with our general contractors, subcontractors and suppliers are good, we cannot assure you that skilled subcontractors will continue to be available to us at reasonable rates. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver condominiums and could have a material adverse effect on the operating results of our real estate development operations. Additionally, if there is an impairment, bankruptcy or default by the general contractor or subcontractors our production, revenue and operating income may be adversely affected.

We rely on outside professionals whose errors could increase our costs.

We often collaborate with numerous professionals such as architects, engineers and general contractors in the development of our real estate projects. In the course of our business, we rely on the work of these professionals to help design and build the condominiums that we develop, and errors in their work can create significant increases in cost and delays in construction.

Our revenues and operating results have fluctuated in the past and may continue to do so in the future.

Our revenues and operating results from real estate development operations are subject to fluctuations. Because we typically have only one or two projects under development at any time, factors such as the timing of the start of construction of new projects, the timing of receipt of regulatory approvals for development and construction and others can cause our revenues and operating results to vary from period to period and from year to year. Accordingly, the historical financial performance of our real estate development operations is not necessarily a meaningful indicator of future results for any particular period, and quarter-to-quarter comparisons should not be relied upon as an indicator of future performance.

We may be subject to environmental liabilities that could adversely affect our results of operations or the value of our properties.

The development and sale of real property creates a potential for environmental liability on our part as owner and developer, for our own acts as well as the acts of prior owners or owners or past owners of adjacent parcels. If hazardous substances are discovered on or emanating from any of our properties, we may be held liable for costs and liabilities relating to those hazardous substances. Should a substantial environmental hazard be found on any of our properties, our results of operations and the value of the contaminated property could be adversely affected.

Risks related to our business

We could be adversely affected by the loss of key management personnel.

Our future success depends, to a significant degree, on the efforts of our senior management, including those of our subsidiaries. We believe that key members of our senior management possess valuable industry knowledge, relationships and experience that are important to the successful operation of our business. The loss of such members of our senior management could adversely affect our financial condition and results of operations.

We could be adversely affected by liabilities associated with our former mining business.

The Company completed the sale of the capital stock of its mining subsidiaries effective November 30, 2002.  However, we could still be liable for previous activities at sites we once owned.  We have been identified as a potentially responsible party (“PRP”) for investigation and removal activities at one such site, as discussed in Item 3 herein.  The discovery of previously unknown contamination or leaks, or the imposition of new clean up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.       Properties.

For information with respect to the principal properties utilized in the Company’s operations, see “Item 1. Business.”

The Company’s principal office is located in Melbourne, Florida, where the Company leases 7,586 square feet of space at a monthly rental rate of $10,822. The lease, which expires in April 2012 may be renewed for five additional three-year periods.

Item 3.       Legal Proceedings.

Environmental

On September 8, 2003, the United States Environmental Protection Agency (the “EPA”) issued a special notice letter notifying the Company that it is a potentially responsible party (“PRP”), along with three other parties, with respect to investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the “Site”) in Stevens County, Washington, which the EPA may request that the Company, along with the other PRPs, perform or finance. Specifically, the EPA has requested that the Company and three other PRPs undertake, perform, and finance an Engineering Evaluation and Cost Analysis or “EE/CA” for the Site. The EE/CA study is in progress as described below. The primary purpose of an EE/CA is to determine the nature and scope of contamination, evaluate risks, and identify and evaluate a range of possible clean up alternatives. The EPA retains the sole discretion to determine what, if any, clean up will ultimately be required based on the EE/CA.

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

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the “Work Group”) through which the Work Group has agreed how to perform and finance the EE/CA. Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent (“AOC”) with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA. Field work has been completed and a partial draft EE/CA Report (addressing the characterization of environmental conditions at the Site) has been submitted to the EPA. The Company expects that during the spring or early summer of 2006, the Work Group will develop and obtain approval for the final EE/CA Report and the EPA will decide whether additional response action (remediation) may be necessary at the Site and, if so, would expect that such action be taken during the 2006 or 2007.

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

In September 2003, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company recognized a provision of $210,976 (within discontinued operations) for this matter. In addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004 and $90,142 during the twelve month period ended December 31, 2005, increasing the total provision to $412,887 which represents the current estimate of the Company’s share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2005, the Company incurred actual investigation and professional service costs of $285,365 and its reserve balance for the EE/CA study process, future EE/CA oversight costs and estimated EPA response costs is $127,522 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount. The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process. At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company’s potential liability for such costs. One of the Company’s former general liability insurance carriers has accepted the defense of this matter and has agreed to pay costs of defense incurred to date, all subject to certain reservation of rights as to coverage. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is traded on The American Stock Exchange under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2005 and 2004:

	2005		2004

	High	Low	High	Low

First Quarter	$0.60	$0.52	$0.80	$0.56
Second Quarter	0.76	0.46	0.83	0.51
Third Quarter	1.59	0.68	0.58	0.41
Fourth Quarter	1.20	0.81	0.59	0.48

As of March 7, 2006, the Company had approximately 10,460 holders of record.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

The following table sets forth information regarding the Company’s purchases of its Common Stock on a monthly basis during the fourth quarter of 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/05-10/31/05	—	—	—	1,275,778
11/1/05-11/30/05	—	—	—	1,275,778
12/1/05-12/31/05	—	—	—	1,275,778

Total	—	—	—	1,275,778

(1) Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 24, 2005, permitted the purchase of up to 3,500,000 shares until September 30, 2006. As of December 31, 2005, the Company has repurchased under the repurchase plan 2,224,222 shares of its Common Stock at a cost of $1,156,513 (average cost of $.52 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 6.       Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2005:

	2005		2004		2003		2002		2001

	(In thousands except per share and share amounts)
Continuing operations:
Total revenues	$39,344		$32,688		$32,988		$22,343		$21,917

Income (loss) from continuing operations	2,378		(290)		500		354		945
Preferred stock dividends	—		—		—		—		(13	)(3)

Net income (loss) from continuing operations available to common stockholders	2,378		(290)		500		354		932
Discontinued operations:
Income (loss) from operations	(56	)(1)	(98	)(1)	(134	)(1)	377		548
Income (loss) on disposal	—		—		—		(49	)(2)	—

Net income (loss)	$2,322		$(388)		$366		$682		$1,480

Earnings (loss) per share - basic
Continuing operations	$0.09		$(0.01)		$0.02		$0.01		$0.03
Discontinued operations	—		—		(0.01)		0.01		0.02

Net income (loss)	$0.09		$(0.01)		$0.01		$0.02		$0.05

Earnings (loss) per share-diluted
Continuing operations	$0.09		$(0.01)		$0.02		$0.01		$0.03
Discontinued operations	—		—		(0.01)		0.01		0.02

Net income (loss)	$0.09		$(0.01)		$0.01		$0.02		$0.05

Common shares used in the calculation of earnings (loss) per share
Basic	25,642,528		26,250,350		26,483,912		27,416,395		27,298,715
Diluted	25,677,518		26,250,350		26,637,504		27,543,835		27,533,229
Balance sheet data
Total assets	$33,481		$23,705		$24,094		$22,358		$22,875
Long term obligations and debt	1,784		2,383		—		—		—
Shareholders' equity	21,483		19,357		19,975		20,081		19,580
Working capital	12,488		9,489		10,565		11,985		8,528

The total of the above categories may differ from the sum of the components due to rounding.

(1)	In 2005, 2004 and 2003, the Company recognized a provision for remediation as described in note 5 of notes to the consolidated financial statements.
(2)	In December 2002, the Company completed the sale of the capital stock of its mining subsidiaries, as described in note 5 of notes to the consolidated financial statements.
(3)	In July 2001, all 339,407 shares of the Company’s Series A 7% Voting Cumulative Convertible Preferred Stock were redeemed for the price of $1.00 per share.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The Company, through its subsidiary Southeast Power Corporation, is engaged in the construction and maintenance of electrical facilities for utilities and industrial customers. The Company also installs fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities.

The Company is also involved in the development of residential condominium projects. To date, the Company has purchased five sites on the east coast of Central Florida, on all of which the Company has developed or is in the process of developing condominium complexes. The Company has completed development on three of the sites which were subsequently sold and the remaining two sites are currently under construction.

Overview

Revenue from electrical construction operations remained relatively constant for the year ended December 31, 2005 as compared to the prior year. However, electrical construction operating margins were stronger, increasing approximately $2,478,000 in 2005 in large part due to the completion in 2004 of a transmission project that experienced a significant loss and reduced operation costs as a result of improved management, enhanced safety initiatives and the continued investment in our fleet vehicles.

Revenues from our real estate development operations increased by approximately 173% for the year ended December 31, 2005 when compared to the same period in 2004. This increase is mainly the result of the current condominium project under development being significantly larger than the condominium project under development in the like period of 2004. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year to year operating margin comparisons. Operating margins increased to 31.5% for the year ended December 31, 2005 from 19.5% for the year ended December 31, 2004. This increase was primarily the result of a lower land and construction cost per unit for the project under construction in 2005 when compared to the project under construction in 2004 coupled with a stronger real estate market. Although it is impossible to quantify the precise effect of each of these factors, we believe that the margin improvement in 2005 was largely attributable to lower land cost and improved market conditions.

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

     Percentage of Completion – Electrical Construction Segment

The Company recognizes revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Total estimated costs, and thus contract income, are impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials and governmental regulation, may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Contract loss accruals recorded for the twelve and three month periods ended December 31, 2005 were $78,438, compared to $162,132 for the twelve and three month periods ended December 31, 2004. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

     Percentage of Completion – Real Estate Development Segment

Our initial condominium project was accounted for under the deposit method due to our limited experience in condominium development business. Accordingly, the recognition of related revenue and expenses was deferred until the project was complete and the underlying titles were transferred to the buyers.

As of August 2002, commencing with our second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” is recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, after considering the requirements of applicable state laws, the condominium contract, and the terms of applicable financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price, and (6) sales proceeds and costs can be reasonably estimated. The Company determines that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation, and the building foundation are complete.

The Company believes that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed price construction contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during any period in 2005, 2004 and 2003 in the real estate development segment. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.

     Deferred Tax Assets

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As of December 31, 2005, our deferred tax assets were largely comprised of a net operating loss (“NOL”) carryforward which will expire in 2024 and an alternative minimum tax (“AMT”) credit carryforward (refer to note 4 of notes to the consolidated financial statements). Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforward prior to its expiration date and the AMT credit carryforward which has no expiration date. Therefore, the Company has not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $2,613,000.

     Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the “EPA”) that it is a potentially responsible party (“PRP”) with respect to possible investigation and removal activities at a mine that it had formerly owned. Refer to note 5 of notes to the consolidated financial statements for a discussion of this matter.

In September 2003, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company recognized a provision of $210,976 (within discontinued operations) for this matter, which was increased by $111,769 during the twelve month period ended December 31, 2004 and $90,142 during the twelve month period ended December 31, 2005, increasing the total provision to $412,887. Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. The Company expects that during the spring or early summer of 2006, the Work Group will develop and obtain approval for the final EE/CA Report and the EPA will decide whether additional response action (remediation) may be necessary at the Site and, if so, the Company would expect that such action would be taken during 2006 or 2007.

Results of Operations

Segment Information

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the two year period ended December 31 as indicated:

	2005	2004

Electrical construction
Revenue	$28,780,681	$28,823,061
Operating expenses
Cost of goods sold	22,990,605	25,812,330
Depreciation	2,241,508	2,059,473
SG&A	176,361	100,647
Provision for doubtful accounts	23,542	—
Other general expenses	23,223	2,922

Total operating expenses	25,455,239	27,975,372

Operating income	$3,325,442	$847,689

Real estate development
Revenue	$10,563,404	$3,864,835
Operating expenses
Cost of goods sold	6,364,280	2,819,506
Depreciation	23,264	13,026
SG&A	844,382	284,296
Other general expenses	—	(6,203)

Total operating expenses	7,231,926	3,110,625

Operating income	$3,331,478	$754,210

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income and income taxes.

Continuing Operations

     Revenues

Total revenues in the year ended December 31, 2005 increased by 20.4% to $39,344,085, compared to $32,687,896 in the year ended December 31, 2004. This increase in total revenues was mainly due to the increased revenue recognized in real estate construction activities for the year ended December 31, 2005 when compared to the same period in 2004.

Electrical construction revenue remained relatively unchanged at $28,780,681 for the year ended December 31, 2005 when compared to $28,823,061 for the year ended December 31, 2004. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company's backlog from time to time. At December 31, 2005 the approximate value of uncompleted contracts was $12,468,000 compared to $7,034,000 at December 31, 2004. We expect to complete approximately 98% of this backlog during the year ended December 31, 2006. Our electrical construction backlog at January 31, 2006 was approximately $24,041,000. We cannot project the levels of future demand for construction services.

Real estate construction revenues increased by 173.3% to $10,563,404 for the year ended December 31, 2005 from $3,864,835 for the year ended December 31, 2004. The increase in revenues for the year ended December 31, 2005 compared to the same period in 2004, was mainly due to the development of Oak Park, which is a significantly larger project than the project we had under development during the same period last year. Also contributing to the difference is the current project being approximately 87.7% complete as of December 31, 2005, with a like percentage of project revenue recognized in the year ended December 31, 2005; whereas, the previous project was completed by June 30, 2004 with approximately 50% of its revenue recognized during the same period last year.

As of December 31, 2005, the real estate operation’s backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $17,460,000, compared to approximately $2,699,000 as of December 31, 2004. We expect to complete and deliver 8% of our backlog at December 31, 2005 to our buyers during the year ended December 31, 2006 and the balance during the year ended December 31, 2007. Our real estate development backlog at January 31, 2006 was approximately $16,910,000. There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

The Company’s fifth project, Pineapple House, began construction during the last quarter of 2005. The Company will not begin recognizing revenue, however, until construction is beyond a preliminary stage, as described above.

     Operating Results

Electrical construction operations had an operating income of $3,325,442 in the year ended December 31, 2005, compared to an operating income of $847,689 during the year ended December 31, 2004, an increase of 292%. As a percentage of revenue, operating margins on electrical construction operations increased to 11.6% for the year ended December 31, 2005 from 2.9% for the year ended December 31, 2004. The increase in the operating margin was primarily a result of the completion in 2004 of a transmission project which experienced a loss of approximately $944,000 caused by unforeseen operational difficulties (approximately 37% of the increased margin), a reduction in subcontract costs (approximately 27%) and the utilization of company owned equipment versus rental equipment which resulted from the recent purchase of capital equipment (approximately 16%). The $944,000 loss on a transmission project in 2004 was primarily attributable to delays caused by (1) a shortage of qualified personnel, requiring additional complete crew units to be allocated to the project to meet the construction schedule required by the customer, accounting for approximately 38% of the loss, and (2) the unavailability of specialized company owned equipment allocated to the project, due to breakdowns. The breakdowns increased the time required to complete the project, causing higher than expected rental costs and equipment maintenance charges, accounting for approximately 49% of the loss.

Real estate development operations had an operating income of $3,331,478 in the year ended December 31, 2005, compared to an operating income of $754,210 in the year ended December 31, 2004, an increase of $2,577,268. This increase was principally the result of a significantly larger project under development during 2005 (approximately $12.0 million) than the project under development during the same period last year ($7.6 million) and the percentage completed during 2005 (87.7%) compared to the project under development during the same period last year (50.9%). Operating margins, as a percentage of revenue, increased to 31.5% for the year ended December 31, 2005 from 19.5% for the year ended December 31, 2004. This increase was primarily the result of a lower land and construction cost per unit for the project under construction in 2005 when compared to the project under construction in 2004 coupled with a stronger real estate market. Although it is impossible to quantify the precise effect of each of these factors, we believe that the margin improvement in 2005 was largely attributable to lower land cost and improved market conditions. Operating margins from real estate development operations are expected to vary due to the type and number of units under construction at any given time and each project’s estimated operating margin. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year to year operating margin comparisons.

     Costs and Expenses

Total costs and expenses, and the components thereof, increased to $35,367,525 in the year ended December 31, 2005 from $33,153,597 in the year ended December 31, 2004, an increase of 6.7%.

Electrical construction costs of goods sold decreased to $22,990,605 in the year ended December 31, 2005 from $25,812,330 in the year ended December 31, 2004, a decrease of 10.9%. The decrease in costs was primarily attributable to the completion in 2004 of a transmission project which experienced a significant loss caused by unforeseen operational difficulties as noted above (approximately 37% of the decrease), a reduction in subcontract costs (approximately 27% of the decrease) and the utilization of company owned equipment versus rental equipment which resulted from the recent purchase of capital equipment (approximately 16% of the decrease).

Costs of goods sold for real estate development operations increased to $6,364,280 for the year ended December 31, 2005 from $2,819,506 for the year ended December 31, 2004. The 125.7% increase in costs was the result of a significantly larger project under development during 2005 than the project under development during the same period last year (approximately 51% of the increase) and the percentage of completion recognized during 2005, 87.7%, compared to the same period last year, 50.9%, (approximately 49% of the increase).

Depreciation and amortization was $2,360,656 in the year ended December 31, 2005, compared to $2,140,724 in the year ended December 31, 2004. The increase in depreciation and amortization for 2005 was largely a result of an increase in capital expenditures in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth depreciation expenses for each segment for the years ended December 31 as indicated:

	2005	2004

Electrical construction	$2,241,508	$2,059,473
Real estate development	23,264	13,026
Corporate	95,884	68,225

Total	$2,360,656	$2,140,724

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the years ended December 31 as indicated:

	2005	2004

Electrical construction	$199,903	$100,647
Real estate development	844,382	284,296
Corporate	2,582,348	1,991,191

Total	$3,626,633	$2,376,134

SG&A expenses of the Company increased by 52.6% to $3,626,633 in the year ended December 31, 2005, from $2,376,134 in the year ended December 31, 2004. The increase is primarily attributable to higher performance bonuses (approximately 40% of the increase) and selling costs due to a significantly larger real estate project under development in 2005 compared to the same period last year (approximately 19% of the increase) and professional services (approximately 15% of the increase). SG&A expenses, as a percentage of revenue, increased to 9.2% for the year ended December 31, 2005 compared to 7.3% in the like period for 2004. During 2005, $23,542 was charged to selling, general and administrative expenses to record an allowance for doubtful accounts, of which there were no recoveries during the year ended December 31, 2005. No charge was made for bad debt expense during 2004.

     Income Taxes

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) for the years ended December 31 as indicated:

	2005	2004

Income taxes (benefit)	$1,582,121	$(80,558)
Effective income tax rate (benefit)	39.9%	(21.7)%

The Company’s effective tax rate for the year ended December 31, 2005 was 39.9%, differing from the statutory rate of 34.0% by 5.9%. Of the 5.9% difference, 1.2% is due to the impact of non-deductible expenses on annual income, 1.9% is due to state income taxes, and 2.8% is due to the reconciliation of actual amounts reported on the previous year’s tax return. The Company’s effective tax rate (benefit) for the year ended December 31, 2004 was (21.7%) differing from the statutory rate (benefit) of (34.0%) by 12.3%. Of the 12.3% difference, 14.8% is due to the impact of non-deductible expenses in proportion to the annual income (loss), 1.3% is due to state income taxes, and (3.8%) is due to the reconciliation of actual amounts reported on the previous year’s tax return.

     Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine formerly owned by the Company. Please see note 5 of notes to the consolidated financial statements for a discussion on this matter and the related provision recognized in the year ended December 31, 2005.

The following table sets forth summary operating results of discontinued operations for the years ended December 31 as indicated:

	2005	2004

Provision for remediation	$(90,142)	$(111,769)

Loss from discontinued operations before income taxes	(90,142)	(111,769)
Income taxes (benefit)	(33,920)	(13,763)

Loss from discontinued operations, net of tax	$(56,222)	$(98,006)

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) for the years ended December 31 as indicated:

	2005	2004

Income taxes (benefit)	$(33,920)	$(13,763)
Effective income tax rate (benefit)	(37.6)%	(12.3)%

The Company’s effective tax rate (benefit) related to discontinued operations for the year ended December 31, 2005 was (37.6%). The effective tax rate (benefit) differs from the statutory rate (benefit) of (34.0%) by 3.6% and is due to state income taxes. The Company’s effective tax rate (benefit) for the year ended December 31, 2004 was (12.3%) differing from the statutory rate (benefit) of (34.0%) by 21.7%. Of the 21.7% difference, 25.3% is due to allocation of net operating loss carryover to discontinued operations and (3.6%) is due to state income taxes.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the two year period ended December 31 as indicated:

	2004	2003

Electrical construction
Revenue	$28,823,061	$26,475,202
Operating expenses
Cost of goods sold	25,812,330	23,054,051
Depreciation	2,059,473	1,583,968
SG&A	100,647	110,394
Provision for doubtful accounts	—	—
Other general expenses	2,922	(9,887)

Total operating expenses	27,975,372	24,738,526

Operating income	$847,689	$1,736,676

Real estate development
Revenue	$3,864,835	$6,513,213
Operating expenses
Cost of goods sold	2,819,506	4,925,379
Depreciation	13,026	8,592
SG&A	284,296	393,161
Other general expenses	(6,203)	2,352

Total operating expenses	3,110,625	5,329,484

Operating income	$754,210	$1,183,729

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income and income taxes.

Continuing Operations

     Revenues

Total revenues in the year ended December 31, 2004 decreased by 0.9% to $32,687,896, compared to $32,988,415 in the year ended December 31, 2003. This decrease in total revenues was mainly due to a difference in the timing of real estate construction activities in 2004 and 2003.

Electrical construction revenue increased by 8.9% in the year ended December 31, 2004 to $28,823,061 from $26,475,202 in the year ended December 31, 2003. This increase was primarily attributable to restoration work done during the third quarter of 2004 as a result of the four major hurricanes that hit the Southeast. At December 31, 2004, the approximate value of uncompleted contracts was $7,034,000 compared to $10,158,000 at December 31, 2003.

Revenues recognized by the real estate development operations for the year ended December 31, 2004 were $3,864,835 compared to $6,513,213 for the year ended December 31, 2003, a decrease of 40.7%. This decrease was primarily the result of timing differences in real estate construction projects between 2004 and 2003. There were two projects in development during 2003, one of which was completed by September 30, 2003 with approximately 56% of its revenue recognized in 2003 and the second project was approximately 50% complete at December 31, 2003. The second project was completed by June 30, 2004 with approximately 50% of the remaining revenue recognized in 2004.

As of December 31, 2004, the real estate operation's backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $2,699,000, compared to approximately $3,860,000 as of December 31, 2003.

     Operating Results

Electrical construction operations had an operating income of $847,689 in the year ended December 31, 2004, compared to an operating income of $1,736,676 during the year ended December 31, 2003, a decrease of 51.2%. As a percentage of revenue, operating margins on electrical construction operations decreased to 2.9% for the year ended December 31, 2004 from 6.6% for the year ended December 31, 2003. The decrease in the operating margin was primarily a result of the increased labor hours and equipment costs required to meet project completion dates due to operational difficulties from one project (now completed) during the second quarter of 2004 and adverse weather conditions experienced on several jobs primarily in Georgia and South Carolina during the fourth quarter of 2004, both of which were partially offset by stronger results in the first and third quarters of 2004.

Real estate development operations had an operating income of $754,210 in the year ended December 31, 2004, compared to an operating income of $1,183,729 in the year ended December 31, 2003, a decrease of 36.3%. This decrease was principally the result of final sales of condominium units during the second quarter of 2004, which represented the only project under construction for the year. Operating margins, as a percentage of revenue, increased to 19.5% for the year ended December 31, 2004 from 18.2% for the year ended December 31, 2003. This increase was primarily the result of an increase in the margins realized on the condominium units. Operating margins from real estate development operations are expected to vary due to the type and number of units under construction at any given time and each project's estimated operating margin.

     Costs and Expenses

Total costs and expenses, and the components thereof, increased to $33,153,597 in the year ended December 31, 2004 from $32,204,929 in the year ended December 31, 2003, an increase of 2.9%.

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

Costs of the real estate development operations decreased to $2,819,506 for the year ended December 31, 2004 from $4,925,379 for the year ended December 31, 2003. The 42.8% decrease in costs was the result of the completion of construction and final sales of condominium units during the second quarter of 2004, which represented the only project under construction for the year.

Depreciation and amortization was $2,140,724 in the year ended December 31, 2004, compared to $1,645,657 in the year ended December 31, 2003. The increase in depreciation and amortization for 2004 was largely a result of an increase in capital expenditures in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth depreciation expenses for each segment for the years ended December 31 as indicated:

	2004	2003

Electrical construction	$2,059,473	$1,583,968
Real estate development	13,026	8,592
Corporate	68,225	53,097

Total	$2,140,724	$1,645,657

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the years ended December 31 as indicated:

	2004	2003

Electrical construction	$100,647	$110,394
Real estate development	284,296	393,161
Corporate	1,991,191	2,025,155

Total	$2,376,134	$2,528,710

SG&A expenses of the Company decreased by 6.0% to $2,376,134 in the year ended December 31, 2004, from $2,528,710 in the year ended December 31, 2003. The decrease was primarily attributable to lower bonuses and selling costs of approximately $233,000 which was partially offset by an increase in wages and professional fees of approximately $110,000 associated with Section 404 of the Sarbanes-Oxley Act of 2002 compliance. SG&A expenses, as a percentage of revenue, decreased to 7.3% for the year ended December 31, 2004 compared to 7.7% in the like period for 2003.

     Income Taxes

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) for the years ended December 31 as indicated:

	2004	2003

Income taxes (benefit)	$(80,558)	$379,184
Effective income tax rate (benefit)	(21.7)%	43.1%

The Company’s effective tax rate (benefit) for the year ended December 31, 2004 was (21.7%) differing from the statutory rate (benefit) of (34.0%) by 12.3%. Of the 12.3% difference, 14.8% is due to the impact of non-deductible expenses in proportion to the annual income (loss), 1.3% is due to state income taxes, and (3.8%) is due to the reconciliation of actual amounts reported on the previous year’s tax return. The Company’s effective tax rate for the year ended December 31, 2003 was 43.1% differing from the statutory rate of 34.0% by 9.1%. Of the 9.1% difference, 6.6% is due to the impact of non-deductible expenses on annual income, 3.0% is due to state income taxes, and (0.5%) is due to the reconciliation of actual amounts reported on the previous year’s tax return.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine formerly owned by the Company. Please see note 5 of notes to the consolidated financial statements for a discussion on this matter and the related provision recognized in the year ended December 31, 2004.

The following table sets forth summary operating results of discontinued operations for the years ended December 31 as indicated:

	2004	2003

Provision for remediation	$(111,769)	$(210,976)

Loss from discontinued operations before income taxes	(111,769)	(210,976)
Income taxes (benefit)	(13,763)	(76,604)

Loss from discontinued operations, net of tax	$(98,006)	$(134,372)

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) for the years ended December 31 as indicated:

	2004	2003

Income taxes (benefit)	$(13,763)	$(76,604)
Effective income tax rate (benefit)	(12.3)%	(36.3)%

The Company’s effective tax rate (benefit) for the year ended December 31, 2004 was (12.3%) differing from the statutory rate (benefit) of (34.0%) by 21.7%. Of the 21.7% difference, 25.3% is due to allocation of net operating loss carryover to discontinued operations and (3.6%) is due to state income taxes. The Company’s effective tax rate (benefit) for the year ended December 31, 2003 was (36.3%) differing from the statutory rate (benefit) of (34.0%) by 2.3%. Of the 2.3%, 1.3% is due to allocation of net operating loss carryover to discontinued operations and (3.6%) is due to state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of December 31, 2005 we had cash and cash equivalents of $2,912,494 and working capital of $12,221,086. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Analysis

The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2005	2004	2003

Net cash provided by (used in) operating activities	$(6,160,065)	$5,872,686	$(800,821)
Net cash provided by (used in) investing activities	(1,958,601)	(4,664,756)	(1,799,351)
Net cash provided by (used in) financing activities	4,203,475	574,292	240,293

Net increase (decrease) in cash and cash equivalents	$(3,915,191)	$1,782,222	$(2,359,879)

Operating Activities

     2005 compared to 2004

Cash used by our operating activities totaled $6,160,065 in the year ended December 31, 2005, compared to cash provided of $5,872,686 from operating activities for the same period in 2004. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Net cash used in operating activities in the year ended December 31, 2005 was primarily related to the change in contracts receivable for the real estate segment, which used cash of $10,529,004, when compared to cash provided of $3,732,867 for the same period in 2004. This can be attributed to the current project under construction being only 87.7% complete (all contracts receivable from the project remain uncollected until the project is 100% complete), compared to the project under construction for 2004 being 100% complete. Operating cash flows normally fluctuate relative to the status of development of the real estate projects. In addition, the change in accounts receivable and accrued billings in the electrical construction segment for the year ended December 31, 2005 used cash of $3,326,288 compared to cash provided of $902,438 for the same period in 2004. This increase in cash used was mainly due to the outstanding balance in accounts receivable of one major customer whose payment terms exceed our normal 30 day terms, accounting for 68% of the total accounts receivable balance and approximately 67% of the increase in cash used in these accounts. As of February 28, 2006 this major customer has made payment of 99% of their outstanding trade accounts receivable balance from December 2005. The remaining amount of cash used in the accounts receivable and accrued billings is due to an increase in accrued billings due to a particular job which, 1) contains a billing provision which requires completion of discrete components of work prior to billing, rather than the more typical monthly progress billings and 2) requires the construction of a series of distinct tasks performed by separate labor groups in sequential order, resulting in varying stages of construction for each distinct component. These billing provisions and construction methods result in delays in our ability to bill the customer, which increased accrued billings and accounted for an additional 10% increase in cash used within accounts receivable and accrued billings. These two line items, accounts receivable and accrued billings and contracts receivable, account for 95% of the increase of total cash used within operating activities.

     2004 compared to 2003

In 2004, net cash provided by operating activities was $5,872,686, compared to net cash used by operating activities of $800,821 in 2003. Changes in the accounts receivable and accrued billings provided $902,438 of cash during 2004, compared to cash used of $2,851,341 in 2003. Cash provided by accounts receivable and accrued billings was significantly higher in 2004 compared to the prior year, primarily due to a substantial decrease in the outstanding accounts receivable and accrued billings of the electrical construction segment, accounting for 15% of the increase. Changes in the contracts receivable of the real estate development operations provided $3,732,867 of cash in 2004, when compared to $2,313,513 of cash used in the prior year. The increase in cash provided by contracts receivable in 2004, when compared to 2003, was due to the satisfaction of all contracts receivable derived from the most recent condominium project, accounting for 64% of the increase. During 2004, changes in accounts payable and accrued liabilities used cash in the amount of $493,546, when compared to cash provided in the prior year of $924,098. The cash used by accounts payable and accrued liabilities in 2004 was primarily related to a decrease in the electrical construction segment’s accrued liabilities due to a lower level of electrical construction activity in the later part of 2004.

As of December 31, 2003 the accounts receivable and accrued billings increase was mainly due to the aging balance of one major customer whose payment terms exceeded our normal 30 day terms, which accounted for 48% of the total accounts receivable balance. At December 31, 2004 all accounts receivable balances were within our normal terms.

     Days of Sales Outstanding Analysis

Days of sales outstanding (“DSO”) is based on the ending net accounts receivables, accrued billings and most recent quarterly revenue. It is calculated by dividing the fourth quarter’s ending net accounts receivable (net of allowance for doubtful accounts and billings in excess of costs) balance by the result of the fourth quarter’s net revenues divided by the days in the quarter. The DSO for accounts receivable, accrued billings and costs and estimated earnings in excess of billings on uncompleted contracts have increased when compared to prior years as shown below:

Quarter Ended December 2005	81
Quarter Ended December 2004	66
Quarter Ended December 2003	70

The main reason for the increase shown during the year ended December 31, 2005 is the accounts receivable balance of one major customer whose payment terms exceed our normal 30 day terms. Without this customer’s accounts receivable balance the DSO for December 31, 2005 would have been 42 days. As of February 28, 2006 this customer has made payment of 99% of its December 31, 2005 outstanding trade accounts receivable balance.

Investing Activities

     2005 compared to 2004

Cash used in investing activities during the year ended December 31, 2005 was $1,958,601 and is mainly attributed to purchases of property and equipment. This represents a decrease of 58% when compared to cash used of $4,664,756 during the same period in 2004. These purchases are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2006 is expected to total approximately $5.3 million, the majority of which is for investment in equipment upgrades and fleet expansion in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

     2004 compared to 2003

Cash used in investing activities during the year ended December 31, 2004 was $4,664,756 compared to cash used of $1,799,351 for the same period during 2003. This significant increase in cash used by the Company’s investing activities during 2004 when compared to 2003 was primarily the result of an increase of capital expenditures in 2004 to $4,868,972 from $3,241,064 in 2003 and the absence of the sale of any investment securities in 2004 compared to 2003. The majority of capital expenditures in 2004 and 2003 were attributable to purchases of machinery and equipment by the Company’s electrical construction segment which were prompted by an increase in the volume of work performed and an effort to increase equipment availability and reduce future equipment rental expense.

Financing Activities

     2005 compared to 2004

Cash provided by financing activities during the year ended December 31, 2005 was $4,203,475 compared to $574,292 during the same period in 2004. The increase in cash provided by financing activities is due to (1) the new borrowings in the real estate segment of $5,267,291 used for the development of the current construction project, versus the net repayments in 2004 of $1,578,922 in borrowings for the most recently completed condominium project, and (2) the repayments of $866,669 on the electrical construction capital equipment loan in 2005 versus new borrowing of $2,383,333 in 2004 for capital equipment additions. See note 9 of the notes to consolidated financial statements for more information regarding these borrowings. The net cash provided by these loan activities for both of the Company’s operating segments were partially offset by treasury stock repurchases under the Company’s stock repurchase program authorized by the Board of Directors. These stock repurchases amounted to $209,179 and $271,390 for the 2005 and 2004 periods, respectively.

     2004 compared to 2003

Cash provided by financing activities was $574,292 during the year ended December 31, 2004, compared to cash provided by financing activities of $240,293 during the same period in 2003. This increase in cash provided by financing activities in 2004, relative to 2003, was primarily due to the Company’s increased borrowings on the Company’s electrical construction subsidiary’s equipment loan and a decrease in the amount of Treasury Stock repurchased in 2004.

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

Contractual Obligations

The following table summarizes the Company's future aggregate contractual obligations at December 31, 2005:

	Payments Due By Period (in thousands)

	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Operating leases	$915	$139	$281	$455	$40
Purchase obligations(1)	918	434	446	38	—
Long-term debt - principal(2)	1,784	867	917	—	—
Long-term debt - interest(3)	326	90	45	88	103

Total	$3,943	$1,530	$1,689	$581	$143

(1)

Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These amounts represent the employment contract of the CEO and various general office maintenance obligations.

(2)	Excludes $5 million of real estate debt which matures in 2006.
(3)

Includes approximately $26,483 per year of interest on loans against the cash surrender value of life insurance policies, included in other long term assets, and approximately $122,053 on an equipment loan for the electrical construction segment (see note 9).

Inflation

As a result of relatively low levels of inflation experienced during the years ended December 31, 2005, 2004 and 2003, inflation did not have a significant effect on our results.

Forward-Looking Statements

We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; ability to acquire land; ability to obtain additional construction financing; adverse weather; natural disasters; and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections and elsewhere in this document.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure is related to interest rate risk. At December 31, 2005, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations or cash flows. For further information on our note payable to bank, see note 9 to our audited consolidated financial statements.

Item 8.       Financial Statements and Supplementary Data.

KPMG LLP
Suite 1600
111 North Orange Avenue
PO Box 3031
Orlando, FL 32802

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Goldfield Corporation:

We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Orlando, Florida
February 17, 2006, except as to note 17
      which is as of March, 17, 2006

Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$2,912,494	$6,827,685
Restricted cash - discontinued operations (Note 5)	7,845	31,176
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $23,542 as of December 31, 2005 and $0 as of December 31, 2004	6,443,563	3,140,817
Contracts receivable (Note 2)	10,529,004	—
Current portion of notes receivable	41,453	41,453
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 3)	1,247,367	903,018
Deferred income taxes (Note 4)	928,700	993,516
Income taxes recoverable	951	46,054
Residential properties under construction (Note 1)	196,287	—
Prepaid expenses	401,348	321,865
Other current assets	15,234	13,648

Total current assets	22,724,246	12,319,232

Property, buildings and equipment, at cost, net of depreciation and amortization of $12,491,955 as of December 31, 2005 and $12,028,711 as of December 31, 2004 (Note 6)	8,094,829	8,487,797

Notes receivable, less current portion	468,639	507,136

Deferred charges and other assets
Deferred income taxes, less current portion (Note 4)	—	368,890
Land and land development costs (Note 1)	1,787,077	1,582,882
Cash surrender value of life insurance	320,784	316,725
Other assets	85,618	121,855

Total deferred charges and other assets	2,193,479	2,390,352

Total assets	$33,481,193	$23,704,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$3,988,650	$1,802,539
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 3)	51,575	7,229
Notes payable to bank (Note 9)	5,866,664	866,667
Federal and state income taxes payable (Note 4)	201,455	—
Current liabilities of discontinued operations (Note 5)	127,522	153,919

Total current liabilities	10,235,866	2,830,354
Deferred income taxes, noncurrent (Note 4)	845,400	—
Long-term obligations, less current portion (Note 9)	917,292	1,516,667

Total liabilities	11,998,558	4,347,021

Commitments and contingencies (Notes 5 and 10)
Stockholders' equity
Preferred stock, $1 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share, 40,000,000 shares authorized; 27,813,772 and 27,758,771 shares issued at December 31, 2005 and December 31, 2004, respectively	2,781,377	2,775,877
Capital surplus	18,481,683	18,475,152
Retained earnings (accumulated deficit)	1,394,809	(927,478)

Total	22,657,869	20,323,551
Less common stock in treasury, at cost; 2,241,580 and 1,862,522 shares at December 31, 2005 and December 31, 2004, respectively	1,175,234	966,055

Total stockholders' equity	21,482,635	19,357,496

Total liabilities and stockholders' equity	$33,481,193	$23,704,517

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

Revenue
Electrical construction	$28,780,681	$28,823,061	$26,475,202
Real estate development	10,563,404	3,864,835	6,513,213

Total revenue	39,344,085	32,687,896	32,988,415

Costs and expenses
Electrical construction	22,990,605	25,812,330	23,054,051
Real estate development	6,364,280	2,819,506	4,925,379
Depreciation and amortization	2,360,656	2,140,724	1,645,657
Selling, general and administrative	3,603,091	2,376,134	2,528,710
Provision for doubtful accounts	23,542	—	—
Other general expenses	25,351	4,903	51,132

Total costs and expenses	35,367,525	33,153,597	32,204,929

Total operating income (loss)	3,976,560	(465,701)	783,486

Other income (expenses), net
Interest income	104,642	91,535	111,473
Interest expense, net	(141,032)	(72,435)	(26,616)
Other income, net	20,460	76,275	11,122

Total other income (expenses), net	(15,930)	95,375	95,979

Income (loss) from continuing operations before income taxes	3,960,630	(370,326)	879,465
Income taxes, (benefit) (Note 4)	1,582,121	(80,558)	379,184

Income (loss) from continuing operations	2,378,509	(289,768)	500,281
Loss from discontinued operations (Note 5)	(56,222)	(98,006)	(134,372)

Net income (loss)	$2,322,287	$(387,774)	$365,909

Earnings (loss) per share of common stock - basic and diluted (Note 13)
Continuing operations	$0.09	$(0.01)	$0.02

Discontinued operations	—	—	(0.01)

Net income	$0.09	$(0.01)	$0.01

Weighted average common shares and equivalents used in the calculations of earnings per share
Basic	25,642,528	26,250,350	26,483,912

Diluted	25,677,518	26,250,350	26,637,504

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net income (loss) from continuing operations	$2,378,509	$(289,768)	$500,281
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	2,360,656	2,140,724	1,645,657
Provision for doubtful accounts	23,542	—	—
Deferred income taxes	1,279,106	(95,569)	327,147
Loss on sale of property and equipment	25,351	4,903	51,132
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(3,326,288)	902,438	(2,851,341)
Contracts receivable	(10,529,004)	3,732,867	(2,313,513)
Costs and estimated earnings in excess of billings on uncompleted contracts	(344,349)	(198,605)	626,262
Land and land development costs	(204,195)	(143,917)	(312,450)
Land held for sale	—	—	117,106
Residential properties under construction	(196,287)	361,436	252,954
Income taxes recoverable	45,103	(8,396)	(5,503)
Income taxes payable	201,455	—	—
Prepaid expenses and other assets	(44,832)	185,817	165,725
Accounts payable and accrued liabilities	2,186,111	(493,546)	924,098
Billings in excess of costs and estimated earnings on uncompleted contracts	44,346	(108,291)	77,616

Net cash provided by (used in) operating activities of continuing operations	(6,100,776)	5,990,093	(794,829)
Net cash provided by (used in) operating activities of discontinued operations	(59,289)	(117,407)	(5,992)

Net cash provided by (used in) operating activities	(6,160,065)	5,872,686	(800,821)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	38,600	146,561	66,110
Proceeds from notes receivable	38,497	65,920	132,373
Issuance of notes receivable	—	(1,479)	(16,863)
Net sales of investment securities	—	—	1,266,419
Purchases of property and equipment	(2,031,639)	(4,868,972)	(3,241,064)
Cash surrender value of life insurance	(4,059)	(6,786)	(6,326)

Net cash used in investing activities	(1,958,601)	(4,664,756)	(1,799,351)

Cash flows from financing activities
Proceeds from the exercise of stock options	12,032	41,271	—
Proceeds from term debt	—	2,600,000	—
Repayments on term debt	(866,669)	(216,667)	—
Net borrowings (repayments) under lines of credit	5,267,291	(1,578,922)	712,020
Purchase of treasury stock	(209,179)	(271,390)	(471,727)

Net cash provided by financing activities of continuing operations	4,203,475	574,292	240,293

Net (decrease) increase in cash and cash equivalents	(3,915,191)	1,782,222	(2,359,879)
Cash and cash equivalents at beginning of year	6,827,685	5,045,463	7,405,342

Cash and cash equivalents at end of year	$2,912,494	$6,827,685	$5,045,463

Supplemental disclosure of cash flow information
Interest paid	$136,053	$72,753	$26,213
Income taxes paid	22,537	24,646	26,730

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		For the Years Ended December 31,

		2005	2004	2003

STOCKHOLDERS' EQUITY
PREFERRED STOCK	Beginning balance	$—	$—	$—
	Redemption of stock	—	—	—

	Ending balance	—	—	—

COMMON STOCK	Beginning balance	2,775,877	2,757,010	2,757,010
	Exercise of stock options	5,500	18,867	—

	Ending balance	2,781,377	2,775,877	2,757,010

CAPITAL	Beginning balance	18,475,152	18,452,748	18,452,748
SURPLUS	Exercise of stock options	6,531	22,404	—

	Ending balance	18,481,683	18,475,152	18,452,748

RETAINED EARNINGS	Beginning balance	(927,478)	(539,704)	(905,613)
(ACCUMULATED DEFICIT)	Income (loss) from continuing operations	2,378,509	(289,768)	500,281
	Income (loss) from discontinued operations	(56,222)	(98,006)	(134,372)

	Ending balance	1,394,809	(927,478)	(539,704)

TREASURY STOCK	Beginning balance	(966,055)	(694,665)	(222,938)
	Repurchase of common stock	(209,179)	(271,390)	(471,727)

	Ending balance	(1,175,234)	(966,055)	(694,665)

	Total stockholders' equity	$21,482,635	$19,357,496	$19,975,389

NUMBER OF SHARES OF CAPITAL STOCK
PREFERRED STOCK	Beginning number of shares	—	—	—
	Redemption of stock	—	—	—

	Ending number of shares	—	—	—

COMMON STOCK	Beginning number of shares	27,758,771	27,570,104	27,570,104
	Exercise of stock options	55,001	188,667	—

	Ending number of shares	27,813,772	27,758,771	27,570,104

TREASURY STOCK	Beginning balance	1,862,522	1,373,327	486,968
	Repurchase of common stock	379,058	489,195	886,359

	Ending number of shares	2,241,580	1,862,522	1,373,327

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

Note 1 – Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – The accompanying consolidated financial statements include the accounts of The Goldfield Corporation (“Parent”) and its wholly owned subsidiaries (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated.

Nature of Operations - The Company's principal lines of business are electrical construction and real estate development. The principal market for the Company's electrical construction operation is electric utilities in the southeastern and mid-Atlantic region of the United States. The primary focus of the Company's real estate operations is on the development of luxury condominium projects.

Cash and Cash Equivalents - The Company considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts – The Company provides an increase in the allowance for doubtful accounts when collection of an account or note receivable is considered doubtful and the loss can be reasonably estimated. We believe that none of our significant customers are experiencing significant financial difficulty as of December 31, 2005. Any increase in the allowance account has a corresponding negative effect on our results of operation.

Short-term Investments – Short-term investments are categorized as available-for-sale and carried at fair value, which approximates cost.

Property, Buildings, Equipment and Depreciation - Property, buildings and equipment are stated at cost. The Company provides depreciation for financial reporting purposes over the estimated useful lives of fixed assets using the straight-line method.

Leasehold Improvements and Amortization – Improvements to leased property are stated at cost. The Company provides amortization for financial reporting purposes over the lesser of, the life of the lease or the estimated useful life of the improvement, using the straight-line method.

Electrical Construction Revenues - The Company accepts contracts on a fixed price, unit price and service agreement basis. Revenues from fixed price construction contracts are recognized on the percentage-of-completion method measured by the ratio of costs incurred to date to the estimated total costs to be incurred for each contract. Revenues from unit price contracts and service agreements are recognized as services are performed. Unit price contracts are billed at an agreed upon price per unit of work performed. Revenues from service agreements are billed on either a man-hour or man-hour plus equipment basis. Terms of our service agreements may extend for a period of up to 5 years.

Our contracts allow us to bill additional amounts for change orders and claims. Additionally, the Company considers a claim to be for additional work performed outside the scope of the contract, contested by the customer. Historically, claims relating to our electrical construction work have not been significant. It is the Company’s policy to include revenue from change orders and claims in contract value only when they can be reliably estimated and realization is considered probable, in accordance with Statement of Position No. 81-1, paragraph 61-63, 65 and 67.

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

Real Estate Revenues – All revenue associated with real estate development projects that meet the criteria specified by SFAS No. 66, “Accounting for Sales of Real Estate,” is recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, consideration is given to the requirements of state laws, the condominium contract, and the terms of the financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price, and (6) sales proceeds and costs can be reasonably estimated. The Company determines that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation, and the building foundation are complete.

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

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Executive Long-term Incentive Plan - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above. All of the Company’s outstanding common stock options were exercised prior to December 31, 2005. The Company will adopt the recognition and disclosure requirements of SFAS No. 123R, “Share-Based Payment” for any newly issued employee stock options granted after December 31, 2005.

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

Financial instruments of the electrical construction operations which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and accrued billings in the amount of $6,443,563 and $3,140,817 as of the years ended December 31, 2005 and 2004, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts. During 2005, $23,542 was charged to selling, general and administrative expenses to record an allowance for doubtful accounts, of which there were no recoveries during the year. This was done in accordance with SFAS No. 5 “Accounting for Contingencies” when (1) it is probable that an asset has been impaired and (2) the amount of loss can be reasonably estimated. As of December 31, 2004, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

The real estate development operations’ financial instruments which potentially subject the Company to concentrations of credit risk consist mainly of contracts receivable. As of December 31, 2005, outstanding contracts receivable amounted to $10,529,004. There were no contracts receivables outstanding as of December 31, 2004. Management of the Company periodically reviews the contracts receivable to assess the need to record an allowance for doubtful accounts. Upon its review, as of the years ended December 31, 2005 and 2004, management determined it was not necessary to record an allowance for doubtful accounts mainly due to the low risk of default on the contracts for sale from which the contracts receivable are derived. The low risk assessment is based on customers risking forfeiture of their deposits if they were to default as well as customers locking into pre-construction pricing, which in general, has historically been below the fair market value of the condominiums at the time of closing. To date, no customer has defaulted on a contract for sale.

Recent Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”) - a replacement of APB Opinion No. 20 and FASB Statement No. 3 which requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change should be recognized in the period of the change. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but the Company does not currently expect SFAS 154 to have a material impact on its results of operations, cash flows or financial position.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation was effective for fiscal years ending after December 15, 2005 and its adoption did not have a material effect on our results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment (Revised 2004)” (“SFAS 123R”) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. Originally, SFAS 123R required that companies adopt the provision of SFAS 123R as of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission ("SEC") adopted a new rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as Goldfield. On March 29, 2005 the SEC issued Staff Accounting Bulletin No. 107 which provides the SEC Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The Company expects that, upon adoption, SFAS 123R will not have a significant impact on the results of operations, cash flows or financial position of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” (“SFAS 153”). APB No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have an impact on the Company’s results of operations, financial position, or cash flows.

Reclassifications – Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 2 – Contracts Receivable

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of December 31, 2005, outstanding contracts receivable amounted to $10,529,004, of which $1,187,425 in non-refundable earnest money deposits are held by a third party. There were no contracts receivable outstanding as of December 31, 2004.

The Company’s real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

Note 3 – Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 for the years as indicated:

	2005	2004

Costs incurred on uncompleted contracts	$8,848,815	$6,900,390
Estimated earnings	1,788,540	489,078

	10,637,355	7,389,468
Less billings to date	9,441,563	6,493,679

Total	$1,195,792	$895,789

Included in the balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,247,367	$903,018
Billings in excess of costs and estimated earnings on uncompleted contracts	(51,575)	(7,229)

Total	$1,195,792	$895,789

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $869,162 and $495,610 at December 31, 2005 and 2004, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 4 – Income Taxes

The following table presents the income tax (benefit) provision from continuing operations for the years ended December 31 as indicated:

	2005	2004	2003

Current
Federal	$256,955	$2,946	$28,852
State	46,060	12,065	23,185

	303,015	15,011	52,037
Deferred
Federal	1,208,755	(90,934)	310,362
State	70,351	(4,635)	16,785

	1,279,106	(95,569)	327,147

Total	$1,582,121	$(80,558)	$379,184

The following table presents the total income tax (benefit) provision for the years ended December 31 as indicated:

	2005	2004	2003

Continuing operations	$1,582,121	$(80,558)	$379,184
Discontinued operations	(33,920)	(13,763)	(76,604)

Total	$1,548,201	$(94,321)	$302,580

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities for the years ended December 31 as indicated:

	2005	2004

Deferred tax assets:
Accrued vacations and bonuses	$48,300	$129,272
Contingent salary payments recorded as goodwill for tax purposes	16,600	19,993
Remediation provision	48,000	57,920
Net operating loss carryforward	258,000	1,128,971
Accrued warranty costs	7,800	12,191
Alternative minimum tax credit carryforward	533,800	308,874
Accrued workers' compensation	—	22,142
Capitalized bidding costs	48,900	15,129
Allowance for doubtful accounts	8,900	—
Accrued lease expense	3,900	—
Accrued percentage-of-completion loss	29,600	—
Other	12,100	5,320

Total deferred tax assets	1,015,900	1,699,812
Deferred tax liabilities:
Deferred gain on installment notes	(61,600)	(63,661)
Tax depreciation in excess of financial statement depreciation	(871,000)	(273,745)

Total deferred tax liabilities	(932,600)	(337,406)

Total net deferred tax assets	$83,300	$1,362,406

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2005 and 2004, the Company determined a valuation allowance was unnecessary.

At December 31, 2005, the Company had tax net operating loss carryforwards of approximately $660,000 available to offset future taxable income, which if unused will expire in 2024. The Company has alternative minimum tax credit carryforwards of approximately $530,000 which are available to reduce future Federal income taxes over an indefinite period. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $2,613,000.

The following table presents the differences between the Company's effective income tax rate and the Federal statutory rate on its income from continuing operations for the years ended December 31 as indicated:

	2005	2004	2003

Federal statutory rate	34.0%	(34.0)%	34.0%
State tax rate, net of Federal tax benefit	1.9	1.3	3.0
Non-deductible expenses	1.2	14.8	5.5
Other	2.8	(3.8)	0.6

Total	39.9%	(21.7)%	43.1%

Note 5 – Discontinued Operations

     Commitments and Contingencies Related to Discontinued Operations

On September 8, 2003, the United States Environmental Protection Agency (the “EPA”) issued a special notice letter notifying the Company that it is a potentially responsible party (“PRP”), along with three other parties, with respect to investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the "Site") in Stevens County, Washington, which the EPA may request that the Company, along with the other PRPs, perform or finance. Specifically, the EPA has requested that the Company and three other PRPs undertake, perform, and finance an Engineering Evaluation and Cost Analysis or “EE/CA” for the Site. The primary purpose of an EE/CA is to determine the nature and scope of contamination, evaluate risks, and identify and evaluate a range of possible clean up alternatives. The EPA retains the sole discretion to determine what, if any, clean up will ultimately be required based on the EE/CA.

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

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the "Work Group") through which the Work Group has agreed how to perform and finance the EE/CA. Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent ("AOC") with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA. Field work has been completed and a partial draft EE/CA Report (addressing the characterization of environmental conditions at the Site) has been submitted to the EPA. The Company expects that during the spring or early summer of 2006, the Work Group will develop and obtain approval for the final EE/CA Report and the EPA will decide whether additional response action (remediation) may be necessary at the Site and, if so, the Company would expect that such action would be taken during 2006 or 2007.

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

It is impossible at this stage to estimate the total costs of investigation and remediation at the Site due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of contamination and the Company's share, if any, of liability for the contamination, the EPA’s future selection of clean up standards for the Site, and, ultimately, the EPA’s selection of a preferred clean up remedy.

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company recognized a provision of $210,976 (within discontinued operations) for this matter. In addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004, and $90,142 during the twelve month period ended December 31, 2005, increasing the total provision to $412,887, which represents the current estimate of the Company's share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2005, the Company incurred actual investigation and professional services costs of $285,365 and its reserve balance for the EE/CA study process, future EE/CA oversight costs and estimated EPA response costs is $127,522 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount. The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process. At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company's potential liability for such costs. One of the Company's former general liability insurance carriers has accepted the defense of this matter and has agreed to pay costs of defense incurred to date, all subject to certain reservation of rights as to coverage. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

The following table sets forth certain operating results of the discontinued operations for the years ended December 31 as indicated:

	2005	2004	2003

Provision for remediation	$(90,142)	$(111,769)	$(210,976)

Loss from discontinued operations before income taxes	(90,142)	(111,769)	(210,976)
Income taxes (benefit)	(33,920)	(13,763)	(76,604)

Loss from discontinued operations, net of tax	$(56,222)	$(98,006)	$(134,372)

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) for the years ended December 31 as indicated:

	2005	2004	2003

Income taxes (benefit)	$(33,920)	$(13,763)	$(76,604)
Effective income tax rate (benefit)	(37.6)%	(12.3)%	(36.3)%

The Company’s effective tax rate (benefit) related to discontinued operations for the year ended December 31, 2005 was (37.6%). The effective tax rate (benefit) differs from the statutory rate (benefit) of (34.0%) by 3.6% and is due to state income taxes. The Company’s effective tax rate (benefit) for the year ended December 31, 2004 was (12.3%) differing from the statutory rate (benefit) of (34.0%) by 21.7%. Of the 21.7% difference, 25.3% is due to allocation of net operating loss carryover to discontinued operations and (3.6%) is due to state income taxes. The Company’s effective tax rate (benefit) for the year ended December 31, 2003 was (36.3%) differing from the statutory rate (benefit) of (34.0%) by 2.3%. Of the 2.3%, 1.3% is due to allocation of net operating loss carryover to discontinued operations and (3.6%) is due to state income taxes.

The assets and liabilities of discontinued operations at December 31 consisted of:

	2005	2004

Current assets
Cash in escrow	$7,845	$31,176

Total assets of discontinued operations	$7,845	$31,176

Current liabilities
Reserve for remediation	$127,522	$153,919

Total liabilities of discontinued operations	$127,522	$153,919

Note 6 – Property, Buildings and Equipment

Balances of major classes of properties at December 31 consisted of:

	Estimated useful lives in years	2005	2004

Land	—	$196,802	$97,140
Buildings	30 - 40	1,563,012	1,588,139
Leasehold improvements	7	133,957	—
Machinery and equipment	3 - 10	18,693,013	18,831,229

Total		$20,586,784	$20,516,508
Less accumulated depreciation and amortization		12,491,955	12,028,711

Net properties, buildings and equipment		$8,094,829	$8,487,797

Management reviews the net carrying value of all properties, buildings and equipment on a regular basis. As a result of such review, no impairment write-down was considered necessary during any of the years in the three-year period ended December 31, 2005.

Note 7 – 401 (k) Employee Benefits Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 15% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company's contributions to the plan are discretionary and amounted to approximately $121,000, $126,000, and $117,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 consisted of:

	2005	2004

Accounts payable	$2,145,961	$1,144,311
Accrued bonus	1,000,447	256,656
Accrued payroll costs	227,641	175,326
Other accrued expenses	614,601	226,246

Total	$3,988,650	$1,802,539

Note 9 – Note Payable to Bank

On August 26, 2005, the Company, the Company's wholly owned subsidiaries, Southeast Power Corporation ("Southeast Power"), Bayswater Development Corporation ("Bayswater"), Pineapple House of Brevard, Inc. ("Pineapple House") and Oak Park of Brevard, Inc. ("Oak Park") and Branch Banking and Trust Company (the "Bank"), entered into three loan agreements and a series of related ancillary agreements: (1) a revolving line of credit loan for a maximum principal amount of $1.0 million to be used as a “Working Capital Loan,” (2) a revolving line of credit loan for a maximum principal amount of $2.0 million to be used as an “Equipment Loan” and (3) a revolving line of credit for a maximum principal amount of $6.0 million to be used as a “Real Estate Loan”.

The $1.0 million Working Capital Loan will be used by the Company for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement interest is payable monthly at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (6.11% as of December 31, 2005). The maturity date of the loan is August 26, 2006. As of December 31, 2005 there were no borrowings outstanding under this agreement.

The $2.0 million Equipment Loan replaced an existing term loan with Wachovia Bank, N.A. (“Wachovia”). Future draws are at the request of the Company and the discretion of the Bank. Under the terms of the agreement principal plus interest are payable monthly composed of $72,222 principal plus accrued interest. The interest rate is payable at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (6.11% as of December 31, 2005). The maturity date of the loan is February 26, 2008. The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $1,516,662 as of December 31, 2005. As of December 31, 2004 the outstanding balance of the then existing, similar equipment term loan with Wachovia was $2,383,334. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, outside debt limitations, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company's current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of December 31, 2005.

The $6.0 million “Real Estate Loan” replaced an existing term loan with Wachovia Bank, N.A. (“Wachovia”). The proceeds of the Real Estate Loan will be used by the Company for financing the costs of certain qualified real estate projects in Florida. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eight-tenths percent (6.11% as of December 31, 2005). The maturity date of the loan is August 26, 2006. All of the net proceeds from the sale of a qualified project shall first be applied against the principal balance due on the note until the note is satisfied in full. As security for the loan, the Company and the subsidiary of the Company which has legal title to the real property to be developed have agreed to execute an agreement not to encumber or transfer property with respect to the property to be developed. The loan is guaranteed by the Company and named subsidiaries and draws for all projects are not to exceed the total costs of all projects. Borrowings outstanding under this agreement were $5,000,000 as of December 31, 2005. As of December 31, 2004 there were no borrowings outstanding under the then existing, similar loan with Wachovia. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company's current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of December 31, 2005.

On November 18, 2005, the Company, the Company's wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park and the Bank, entered into a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eighty-five one-hundredths percent (6.16% as of December 31, 2005). The maturity date of the loan is November 18, 2007. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $267,294 as of December 31, 2005. The loan is secured by a Mortgage and Security Agreement. The loan agreement includes covenants and agreements that are customary for loan agreements of this type, and also provides that construction on the initial phase of the Pineapple House development must be completed by October 1, 2007. In addition, the loan agreement includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company, Southeast Power, Bayswater, Pineapple House or Oak Park to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. Pursuant to the loan agreement, the Company has agreed that $1.0 million of the $6.0 million Real Estate Loan will not be available to the Company until a specified level of progress with respect to the concrete structure has been achieved on the initial phase of Pineapple House. The Company was in compliance with all such covenants as of December 31, 2005.

Interest costs related to the construction of condominiums were capitalized. During the years ended December 31, 2005, 2004 and 2003, the Company capitalized interest costs of $125,375, $41,626 and $53,374 respectively.

The schedule of principal payments of our debt as of December 31, 2005 is as follows:

2006	$5,866,664
2007	917,292

Total	$6,783,956

Note 10 – Commitments and Contingencies

The Company leases its principal office space under a seven-year non-cancelable operating lease and several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement. We recognize rent expense on a straight-line basis over the expected lease term. Within the provisions of our lease, there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Our lease requires payment of property taxes, insurance and maintenance costs in addition to the rent payments.

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 are as follows:

2006	$138,960
2007	139,378
2008	142,132
2009	146,884
2010	151,802
Thereafter	196,438

Total	$915,594

Total rent expense for the operating leases was approximately $110,000, $121,000, and $127,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2005, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $7,578,000.

The Company’s subsidiary, Southeast Power, has an outstanding letter of credit in the amount of $100,000 relating to a worker’s compensation requirement. No amounts had been funded under this letter of credit as of December 31, 2005.

Note 11 – Preferred Stock Purchase Rights

On September 17, 2002, the Company announced that its Board of Directors adopted and entered into a Shareholder Rights Agreement designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company, (the “Rights Agreement”).

The Company adopted this Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, The Rights Agreement imposes a significant penalty upon any person or group that acquires 20% or more of the Company’s outstanding common stock without the approval of the Company’s Board of Directors. The Rights Agreement was not adopted in response to any known attempt to acquire control of the Company.

Under the Rights Agreement, a dividend of one preferred Stock Purchase Right (the “Right”) was declared for each common share held of record as of the close of business on September 18, 2002. No separate certificates evidencing the Rights will be issued unless and until they become exercisable.

The Rights generally will not become exercisable unless an acquiring entity accumulates or initiates a tender offer to purchase 20% or more of the Company’s common stock. In that event, each Right will entitle the holder, other than the unapproved acquirer and its affiliates, to purchase either the Company’s common stock or shares in an acquiring entity at one-half of market value.

The Rights’ initial exercise price, which is subject to adjustment, is $2.20. The Company’s Board of Directors generally will be entitled to redeem the Rights at a redemption price of $.001 per Right until an acquiring entity acquires a 20% position. The Rights expire on September 18, 2012.

The complete terms of the Rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, a copy of which was filed with the Securities and Exchange Commission on September 18, 2002.

Note 12 – The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the "Plan"), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. The options must be exercised within 10 years of the date of grant. On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant. No stock options were granted during 2005, 2004, or 2003. The remaining 55,001 stock options outstanding as of December 31, 2004, were exercised during the fourth quarter of 2005. A summary of option transactions follows:

	Number of Shares	Range of exercise prices per share	Weighted average exercise price	Weighted average remaining contractual life (in years)

Balance outstanding, December 31, 2002	243,668	$0.21875	$0.21875	6.18

No Activity	—

Balance outstanding, December 31, 2003	243,668	0.21875	0.21875	5.18

Exercised	(188,667)	0.21875	0.21875

Balance outstanding, December 31, 2004	55,001	0.21875	0.21875	4.18

Exercised	(55,001)	0.21875	0.21875

Balance outstanding, December 31, 2005	—			—

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123,” the Company applied the intrinsic value-based method of accounting as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its Plan. Accordingly, no compensation cost has been recognized in the consolidated financial statements during the years ended December 31, 2005, 2004, and 2003. The Company will adopt the recognition and disclosure requirements of SFAS No. 123R, “Share-Based Payment” for any newly issued employee stock options granted after December 31, 2005.

The per share weighted average fair value of stock options granted was $0.20 in 1999 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: volatility - 101.5%, dividend paid - none, risk-free interest rate - 5.25% and expected life in years - 10.

The following table shows the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value-based method of accounting to determine compensation cost for its stock options at the grant date under SFAS No. 123, as amended by SFAS No. 148, for the years ended December 31:

	2005	2004	2003

Net income (loss), as reported	$2,322,287	$(387,774)	$365,909
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	—	—	—

Pro-forma net income (loss)	$2,322,287	$(387,774)	$365,909

Earnings (loss) per share
Basic and Diluted - as reported	$0.09	$(0.01)	$0.01
Basic and Diluted - pro forma	0.09	(0.01)	0.01

Note 13 – Earnings (loss) Per Share of Common Stock

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

	2005	2004	2003

Continuing operations
Income (loss) from continuing operations	$2,378,509	$(289,768)	$500,281
Discontinued operations
Loss from discontinued operations	(56,222)	(98,006)	(134,372)

Net income (loss)	$2,322,287	$(387,774)	$365,909

Weighted average common shares outstanding	25,642,528	26,250,350	26,483,912

Earnings (loss) per share-basic
Continuing operations	$0.09	$(0.01)	$0.02
Discontinued operations	—	—	(0.01)

Net income (loss)	$0.09	$(0.01)	$0.01

Weighted average dilutive shares from stock option plan	34,990	—	153,592

Weighted average common shares outstanding including dilutive shares	25,677,518	26,250,350	26,637,504

Earnings (loss) per share-diluted
Continuing operations	$0.09	$(0.01)	$0.02
Discontinued operations	—	—	(0.01)

Net income (loss)	$0.09	$(0.01)	$0.01

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share also gives effect to all potential dilutive common shares outstanding during the period, such as stock options, if dilutive. Outstanding stock options for 2004 of 55,001 were excluded from this calculation, as they would have been anti-dilutive or reduced the loss per share. All remaining outstanding stock options were exercised during the fourth quarter of 2005. The computation of the weighted average number of common stock shares outstanding excludes 2,241,580, 1,862,522, and 1,373,327 shares of Treasury Stock for each of the years ended December 31, 2005, 2004, and 2003, respectively.

Note 14 – Common Stock Repurchase Plan

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 24, 2005, permitted the purchase of up to 3,500,000 shares until September 30, 2006. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. During each of the years ended December 31, 2005, 2004 and 2003, pursuant to the Repurchase Plan, the Company repurchased 379,058, 489,195 and 886,359 shares of its Common Stock, respectively, at a cost of $209,179 (average cost of $0.552 per share), $271,390 (average cost of $0.555 per share) and $471,727 (average cost of $0.532 per share), respectively. As of December 31, 2005, the total number of shares repurchased under the Repurchase Plan was 2,224,222 at a cost of $1,156,513 (average cost of $0.52 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,275,778. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 15 – Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for as of December 31 for the years indicated:

	2005	2004	2003

Continuing operations:
Revenues
Electrical construction	$28,780,681	$28,823,061	$26,475,202
Real estate development	10,563,404	3,864,835	6,513,213

	39,344,085	32,687,896	32,988,415

Operating expenses
Electrical construction	25,455,239	27,975,372	24,738,526
Real estate development	7,231,926	3,110,625	5,329,484
Corporate	2,680,360	2,067,600	2,136,919

	35,367,525	33,153,597	32,204,929

Operating income (loss)
Electrical construction	3,325,442	847,689	1,736,676
Real estate development	3,331,478	754,210	1,183,729
Corporate	(2,680,360)	(2,067,600)	(2,136,919)

	3,976,560	(465,701)	783,486

Other income (expenses), net
Electrical construction	(88,060)	(40,596)	266
Real estate development	1,107	68,748	(56,207)
Corporate	71,023	67,223	151,920

	(15,930)	95,375	95,979

Net income before taxes
Electrical construction	3,237,382	807,093	1,736,942
Real estate development	3,332,585	822,958	1,127,522
Corporate	(2,609,337)	(2,000,377)	(1,984,999)

	$3,960,630	$(370,326)	$879,465

Identifiable assets:
Electrical construction	$17,130,082	$15,183,844	$11,988,779
Real estate development	12,741,299	1,693,624	6,157,845
Corporate	3,601,967	6,795,873	5,947,673
Discontinued operations	7,845	31,176	—

Total	$33,481,193	$23,704,517	$24,094,297

Capital expenditures:
Electrical construction	$1,632,778	$4,731,242	$3,056,897
Real estate development	10,920	75,355	4,891
Corporate	387,941	62,375	179,276

Total	$2,031,639	$4,868,972	$3,241,064

Depreciation, amortization and depletion:
Electrical construction	$2,241,508	$2,059,473	$1,583,968
Real estate development	23,264	13,026	8,592
Corporate	95,884	68,225	53,097

Total	$2,360,656	$2,140,724	$1,645,657

Operating income is total operating revenue less operating expenses inclusive of depreciation and SG&A expenses for each segment. Operating income excludes interest expense, interest income and income taxes. General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense. Identifiable assets by segment are used in the operations of each segment.

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows for the years ended December 31 as indicated:

	2005		2004		2003

	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales

Electrical construction:
Customer A	$16,188	41	$11,715	36	$7,031	21
Customer B	3,962	10	—	—	—	—
Customer C	—	—	5,654	17	4,512	14
Customer D	—	—	—	—	3,494	11
Customer E	—	—	—	—	3,903	12

The real estate development operations did not have sales, from any one customer, which exceeded 10% of total sales for each of the years ended December 31, 2005, 2004 and 2003.

Sales by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2005		2004		2003

	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales

Electrical construction:
Transmission	$23,555	60	$23,699	72	$24,105	73
Fiber Optics	2,168	6	2,262	7	2,253	7
Miscellaneous	3,058	7	2,862	9	117	—

Total	28,781	73	28,823	88	26,475	80
Real estate development:
Condominium sales	10,563	27	3,865	12	6,242	19
Lot sales	—	—	—	—	271	1

Total	10,563	27	3,865	12	6,513	20

Total Sales	$39,344	100	$32,688	100	$32,988	100

Note 16 – Quarterly Financial Data (unaudited)

Selected quarterly financial data follows:

	For the Three Months Ended

	March 31,	June 30,	September 30,	December 31,

2005
Revenues	$8,231,473	$9,470,952	$11,255,613	$10,386,047
Gross Profit	1,016,847	2,045,196	2,303,290	2,359,095
Net income from continuing operations available to common stockholder	149,304	574,588	741,937	912,680
Net loss from discontinued operations	(12,752)	(1,776)	(10,291)	(31,403)
Total net income	136,552	572,812	731,646	881,277
Earnings per share - basic diluted
Continuing operations	0.01	0.02	0.03	0.04
Discontinued operations	—	—	—	—
Net income	0.01	0.02	0.03	0.03
2004
Revenues	$12,260,705	$7,561,406	$7,262,905	$5,602,879
Gross Profit	2,171,567	(452,693)	811,044	(546,357)
Net income (loss) from continuing operations available to common stockholder	839,170	(562,473)	31,644	(598,109)
Net income (loss) from discontinued operations	—	—	(11,897)	(86,109)
Total net income (loss)	839,170	(562,473)	19,747	(684,218)
Earnings (loss) per share - basic diluted
Continuing operations	0.03	(0.02)	—	(0.02)
Discontinued operations	—	—	—	—
Net income (loss)	0.03	(0.02)	—	(0.03)

The totals for the year may differ from the sum of the quarterly information due to rounding.

Note 17 - Subsequent Event

On March 14, 2006, the Company entered into a mortgage note amendment to increase the principal amount of a Loan Agreement dated August 26, 2005 from $1,000,000 to $3,000,000. This loan is for a revolving line of credit to be used for working capital. Under the terms of the note, interest is payable monthly at the LIBOR rate plus 1.8% per annum. The note is guaranteed by the subsidiaries of the Company with the exception of those entities which are no longer operating and which do not maintain total assets in excess of $250,000. The bank is given a lien upon and a security interest in all property as security for the payment of this Note.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

Changes in internal controls

No changes in the Company’s internal controls over financial reporting occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act will require the Company's management to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company's independent registered public accounting firm will be required to audit management's assessment as of December 31, 2007. The Company is in the process of performing the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for the Company’s independent registered public accounting firm to provide their attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that the objectives of the disclosure control system were met.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information concerning the directors of the Company will be contained under the heading "Election of Directors" and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

The executive officers of the Company are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age

John H. Sottile Chairman of the Board of Directors, President and Chief Executive Officer, Director	1983	58

Stephen R. Wherry, Vice President, Treasurer, Assistant Secretary and Chief Financial Officer	1988	47

(1)	As of February 28, 2006

Throughout the past five years John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company.

John H. Sottile has served as Chairman of the Board of Directors since May 1998.

The term of office of all directors is until the next annual meeting and the term of office of all officers is for one year and until their successors are chosen and qualify.

Code of Ethics

In March 2003, the Company’s Board of Directors adopted a Code of Ethics (the “Code”) that is specifically applicable to its Chief Executive Officer and Senior Financial Officers. The Code incorporates guidelines designed to deter wrongdoing, to promote honest and ethical conduct, compliance with applicable laws and regulations, prompt internal reporting of Code violations and accountability for Code adherence. A copy of the Code was filed as an exhibit to the 2003 Form 10-K.

The Code is also available, free of charge, within the “Investor Relations” section of the Company’s website, at www.goldfieldcorp.com. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Audit Committee

Information concerning the Company’s Audit Committee including the Audit Committee Financial Expert will be contained under "Committees and Meetings of the Board of Directors" in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

Item 11.     Executive Compensation.

Information concerning executive compensation will be contained under "Executive Compensation" in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership will be contained under "Ownership of Voting Securities by Certain Beneficial Owners and Management" and “Equity Compensation Plan Information” in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions of the directors and officers of the Company will be contained under "Election of Directors" in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

Information concerning the accounting services performed by the Company’s Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in the Company’s 2006 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

          (1) Financial Statements

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

3-3

Amendment to the Amended By Laws of the Company is hereby incorporated by reference to Exhibit 3-1 of the Company's Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

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

4-3

The Rights Agreement between The Goldfield Corporation and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4-1 of the Company’s Form 8-A on September 18, 2002, heretofore filed with the Commission (file No. 1-7525).

10-1

Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

10-2

Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

10-3

Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

10-4

The Stock Purchase Agreement for St. Cloud Mining Company and The Goldfield Consolidated Mines Company between The Goldfield Corporation and Imagin Minerals, Inc. effective November 30, 2002, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated December 4, 2002, heretofore filed with the Commission (file No. 1-7525).

10-5

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

10-8

Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No.1-7525).

10-9

Revolving Line of Credit Promissory Note among Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-10

Revolving Line of Credit Promissory Note among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $6.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-11	Form of Guaranty is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-12

Security Agreement, dated August 26, 2005, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-13

Loan Agreement for Construction and Other Matters, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-14

Mortgage and Security Agreement, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated November 18,2005, heretofore filed with the Commission (file No. 1-7525).

10-15

Revolving Line of Credit Promissory Note, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated November 18,2005, heretofore filed with the Commission (file No. 1-7525).

10-16	Form of Guaranty is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-17

The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

10-18

The Loan Agreement dated April 15, 2002 made in favor of Wachovia Bank, N.A. by The Goldfield Corporation and Southeast Power Corporation is hereby incorporated by reference to Exhibit 10-3 of the Company’s Quarterly Report on Form 10-Q for the period ended March, 31, 2002, heretofore filed with the Commission (file No. 1-7525).

10-19

The Loan Agreement and related Promissory Note and Security Agreement dated January 30, 2004 made in favor of Wachovia Bank, N.A. by The Goldfield Corporation and/or Southeast Power Corporation is hereby incorporated by reference to Exhibit 10-5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003, heretofore filed with the Commission (file No. 1-7525).

10-20

Amendment to Loan Agreement, dated March 14, 2006, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company Relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

10-21	Form of Guaranty is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

10-22

Unconditional Guaranty of The Goldfield Corporation, dated March 14, 2006, relating to Leases of up to $1.5 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

10-23	Form of Lease Agreement is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 13 of notes to consolidated financial statements.

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

Dated:  March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2006.

Signature	Title

/s/ John H. Sottile	Chairman of the Board of Directors, President, Chief Executive Officer and Director

(John H. Sottile)

/s/ Stephen R. Wherry	Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Assistant Secretary and Principal Accounting Officer

(Stephen R. Wherry)

*	Director

(Dwight W. Severs)

*	Director

(Thomas E. Dewey, Jr.)

*	Director

(Harvey C. Eads, Jr.)

*	Director

(John P. Fazzini)

*	Director

(Danforth E. Leitner)

*	Director

(Al Marino)

*By:	/s/ John H. Sottile

John H. Sottile
Attorney-in-Fact