Form 10-Q
period 2006-03-31
GOLDFIELD CORP
filed 2006-05-10
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated file ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of May 5, 2006, 25,572,192 shares of the Registrant’s common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2006

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$1,439,345	$2,912,494
Restricted cash - discontinued operations (Note 5)	—	7,845
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $23,542 as of March 31, 2006 and December 31, 2005	6,119,729	6,443,563
Contracts receivable (Note 2)	9,886,290	10,529,004
Current portion of notes receivable	41,453	41,453
Construction inventory (Note 3)	412,375	—
Costs and estimated earnings in excess of billings on uncompleted contracts	3,635,940	1,247,367
Deferred income taxes (Note 8)	733,223	928,700
Income taxes recoverable	—	951
Residential properties under construction (Note 4)	220,670	196,287
Prepaid expenses	766,105	401,348
Other current assets	16,834	15,234

Total current assets	23,271,964	22,724,246

Property, buildings and equipment, at cost, net of depreciation and amortization of $12,225,970 as of March 31, 2006 and $12,491,955 as of December 31, 2005	8,284,413	8,094,829

Notes receivable, less current portion	457,838	468,639

Deferred charges and other assets
Contracts receivable (Note 2)	2,296,261	—
Residential properties under construction (Note 4)	812,267	—
Land and land development costs (Note 4)	701,461	1,787,077
Cash surrender value of life insurance	317,321	320,784
Other assets	367,552	85,618

Total deferred charges and other assets	4,494,862	2,193,479

Total assets	$36,509,077	$33,481,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,294,804	$3,988,650
Billings in excess of costs and estimated earnings on uncompleted contracts	—	51,575
Notes payable and capital leases, due within one year (Note 6)	5,302,659	5,866,664
Federal and state income taxes payable (Note 8)	459,815	201,455
Current liabilities of discontinued operations (Note 5)	91,089	127,522

Total current liabilities	11,148,367	10,235,866
Deferred income taxes, noncurrent (Note 8)	845,400	845,400
Other accrued liabilites, non-current	247,538	—
Notes payable and capital leases, less current portion (Note 6)	1,640,647	917,292

Total liabilities	13,881,952	11,998,558

Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity
Preferred stock, $1 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share, 40,000,000 shares authorized; 27,813,772 shares issued at March 31, 2006 and December 31, 2005	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	2,539,299	1,394,809

Total	23,802,359	22,657,869
Less common stock in treasury, at cost; 2,241,580 shares at March 31, 2006 and December 31, 2005	1,175,234	1,175,234

Total stockholders’ equity	22,627,125	21,482,635

Total liabilities and stockholders’ equity	$36,509,077	$33,481,193

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Revenue
Electrical construction	$10,492,005	$7,100,316
Real estate development	3,502,947	1,131,157

Total revenue	13,994,952	8,231,473

Costs and expenses
Electrical construction	8,123,209	5,917,573
Real estate development	2,321,429	692,452
Depreciation and amortization	599,291	625,731
Selling, general and administrative	1,098,355	750,778
Other general (income) expenses	(18,310)	1,486

Total costs and expenses	12,123,974	7,988,020

Total operating income	1,870,978	243,453

Other income (expenses), net
Interest income	24,712	28,458
Interest expense, net	(36,991)	(32,986)
Other income, net	3,494	1,889

Total other income (expenses), net	(8,785)	(2,639)

Income from continuing operations before income taxes	1,862,193	240,814
Income taxes (Note 8)	717,702	91,510

Income from continuing operations	1,144,491	149,304
Loss from discontinued operations (Note 5)	—	(12,752)

Net income	$1,144,491	$136,552

Earnings per share of common stock - basic and diluted (Note 9)
Continuing operations	$0.04	$0.01

Discontinued operations	—	—

Net income	$0.04	$0.01

Weighted average common shares and equivalents used in the calculations of earnings per share
Basic	25,572,192	25,833,696

Diluted	25,572,192	25,867,275

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities
Net income from continuing operations	$1,144,491	$149,304
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	599,291	625,731
Deferred income taxes	195,477	98,325
(Gain) Loss on sale of property and equipment	(18,310)	1,486
Changes in operating assets and liabilities
Accounts receivable and accrued billings	323,834	(507,034)
Contracts receivable	(1,653,547)	(1,131,157)
Construction inventory	(412,375)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,388,573)	(1,249,997)
Land and land development costs	1,085,616	348,918
Residential properties under construction	(836,650)	(1,094,309)
Income taxes recoverable	951	3,246
Income taxes payable	258,360	—
Prepaid expenses and other assets	(648,291)	(400,847)
Accounts payable and accrued liabilities	1,553,692	1,780,520
Billings in excess of costs and estimated earnings on uncompleted contracts	(51,575)	(7,229)

Net cash used in operating activities of continuing operations	(847,609)	(1,383,043)
Net cash used in operating activities of discontinued operations	(28,588)	(22,855)

Net cash used in operating activities	(876,197)	(1,405,898)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	76,280	52,831
Proceeds from notes receivable	10,801	117
Purchases of property and equipment	(746,882)	(701,272)
Cash surrender value of life insurance	3,463	1,357

Net cash used in investing activities	(656,338)	(646,967)

Cash flows from financing activities
Proceeds from term debt	908,832	—
Repayments on term debt	(221,753)	(216,667)
Net borrowings (repayments) under lines of credit	(627,693)	149,672
Purchase of treasury stock	—	(38,921)

Net cash provided by (used in) financing activities of continuing operations	59,386	(105,916)

Net decrease in cash and cash equivalents	(1,473,149)	(2,158,781)
Cash and cash equivalents at beginning of period	2,912,494	6,827,685

Cash and cash equivalents at end of period	$1,439,345	$4,668,904

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$31,623	$28,768
Income taxes paid	262,914	2,691
Supplemental disclosure of non-cash flow information
Equipment acquired under capital leases	$99,963	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005

Note 1 -	Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2005, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 2 -	Contracts Receivable

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of March 31, 2006, outstanding contracts receivable amounted to $12,182,551, of which $9,886,290 is for our Oak Park condominium project and $2,296,261 is for our Pineapple House condominium project. As of December 31, 2005, outstanding contracts receivable amounted to $10,529,004, all of which was for our Oak Park project. As of March 31, 2006, $3,262,519 in non-refundable earnest money deposits were held by a third party, $1,019,579 for the Oak Park project and $2,242,940 for the Pineapple House project as compared to $3,382,875  as of December 31, 2005, $1,187,425 for Oak Park and $2,195,450 for Pineapple House.

The Company’s real estate development operations do not extend financing to buyers and, therefore, sales proceeds are received in full upon closing.

Note 3 -	Construction Inventory

Construction inventory, which consists of condominium construction materials, is stated at lower of cost or market.

Note 4 -	Land and Land Development Costs and Residential Properties Under Construction

The costs of a land purchase and any development expenses up to the initial construction phase of any new condominium development project are recorded under the asset “land and land development costs.” Once construction commences, the costs of construction are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is more than one year from the date of the consolidated financial statements.

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

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company recognized a provision of $210,976 (within discontinued operations) for this matter. In addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004, and $90,142 during the twelve month period ended December 31, 2005, increasing the total provision to $412,887, which represents the current estimate of the Company’s share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study. There was no change to the provision recorded during the three months ended March 31, 2006. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of March 31, 2006, the Company incurred actual investigation and professional services costs of $321,798 and its reserve balance for the EE/CA study process, future EE/CA oversight costs and estimated EPA response costs is $91,089 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount. The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process. At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company’s potential liability for such costs. One of the Company’s former general liability insurance carriers has accepted the defense of this matter and has agreed to pay costs of defense incurred to date, all subject to certain reservation of rights as to coverage. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	March 31, 2006 (unaudited)	December 31, 2005

Current assets
Cash in escrow	$—	$7,845

Total assets of discontinued operations	$—	$7,845

Current liabilities
Reserve for remediation	$91,089	$127,522

Total liabilities of discontinued operations	$91,089	$127,522

Note 6 -	Notes Payable and Capital Leases

     Notes Payable

On August 26, 2005, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) and Branch Banking and Trust Company (the “Bank”), entered into three loan agreements and a series of related ancillary agreements providing for: (1) a revolving line of credit loan for a maximum principal amount of $1.0 million, which  was subsequently increased to $3.0 million by amendment dated March 14, 2006, to be used as a “Working Capital Loan,” (2) a revolving line of credit loan for a maximum principal amount of $2.0 million to be used as an “Equipment Loan” and (3) a revolving line of credit for a maximum principal amount of $6.0 million to be used as a “Real Estate Loan”.

The $3.0 million Working Capital Loan will be used by the Company for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement interest is payable monthly at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (6.44% and 6.11% as of March 31, 2006 and December 31, 2005, respectively). The maturity date of the loan is August 26, 2006. The loan is guaranteed by the Company and named subsidiaries and includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company and named subsidiaries to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. Borrowings outstanding under this agreement were $1,156,450 as of March 31, 2006. As of December 31, 2005, there were no borrowings outstanding under this agreement. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender.  The Company was in compliance with all such covenants as of March 31, 2006.

The $2.0 million Equipment Loan replaced an existing term loan with another bank. Future draws are at the request of the Company and the discretion of the Bank. Under the terms of the agreement principal plus interest are payable monthly composed of $72,222 principal plus accrued interest. The interest is payable at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (6.44% and 6.11% as of March 31, 2006 and December 31, 2005, respectively). The maturity date of the loan is February 26, 2008. The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $1,299,996 and $1,516,662 as of March 31, 2006 and December 31, 2005, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, outside debt limitations, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of March 31, 2006.

The $6.0 million “Real Estate Loan” replaced an existing term loan with another bank. The proceeds of the Real Estate Loan will be used by the Company for financing the costs of certain qualified real estate projects in Florida. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eight-tenths percent (6.44% and 6.11% as of March 31, 2006 and December 31, 2005, respectively). The maturity date of the loan is August 26, 2006. All of the net proceeds from the sale of a qualified project shall first be applied against the principal balance due on the note until the note is satisfied in full. As security for the loan, the Company and the subsidiary of the Company which has legal title to the real property to be developed have agreed to execute an agreement not to encumber or transfer property with respect to the property to be developed. The loan is guaranteed by the Company and named subsidiaries and draws for all projects are not to exceed the total costs of all projects. Borrowings outstanding under this agreement were $3,215,857 and $5,000,000 as of March 31, 2006 and December 31, 2005, respectively. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of March 31, 2006.

On November 18, 2005, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park and the Bank, entered into a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eighty-five one-hundredths percent (6.49% and 6.16% as of March 31, 2006 and December 31, 2005, respectively). The maturity date of the loan is November 18, 2007. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $1,131,026 and $267,294 as of March 31, 2006 and December 31, 2005, respectively. The loan is secured by a Mortgage and Security Agreement. The loan agreement includes covenants and agreements that are customary for loan agreements of this type, and also provides that construction on the initial phase of the Pineapple House development must be completed by October 1, 2007. In addition, the loan agreement includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company, Southeast Power, Bayswater, Pineapple House or Oak Park to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. Pursuant to the loan agreement, the Company has agreed that $1.0 million of the $6.0 million Real Estate Loan will not be available to the Company until a specified level of progress with respect to the concrete structure has been achieved on the initial phase of Pineapple House. The Company was in compliance with all such covenants as of March 31, 2006.

On February 27, 2006, Southeast Power, entered into an installment sale agreement for the purchase of machinery for a principal amount of $45,100. Under the terms of the agreement principal plus interest are payable monthly in 24 equal installments of $2,044. The interest rate is payable at an annual rate equal to 8.20%. The maturity date of the loan is February 27, 2008. The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $43,404 as of March 31, 2006.

Interest costs related to the construction of condominiums are capitalized. During the three month period ended March 31, 2006 and 2005, the Company capitalized interest costs of $87,736 and $868, respectively.

     Capital Leases

The Company enters into non-cancelable capital leases for the acquisition of certain machinery and equipment needs. Under the current capital leases, ownership transfers to the Company at the end of the lease term. No restrictions are imposed by the lease agreements regarding additional debt or further leasing. As of March 31, 2006, the cost and accumulated depreciation of equipment under capital leases amounted to $99,963 and $1,000, respectively. As of December 31, 2005, there was no equipment under capital leases.  Payments outstanding under this agreement were $96,573. Depreciation for assets under capital leases is included in depreciation and amortization expenses.

The schedule of principal payments of our notes payable and capital leases as of March 31, 2006 is as follows:

2006	$5,074,536
2007	1,852,268
2008	24,803

Total principal payments of long term debt	6,951,607
Less: Amount representing interest on capital leases	(8,301)

Total net principal payments	$6,943,306

Note 7 -	Commitments and Contingencies

     Operating Leases

The Company leases its principal office space under a seven-year non-cancelable operating lease and several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement. Within the provisions of our principal office lease, there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Our lease requires payment of property taxes, insurance and maintenance costs in addition to the rent payments.

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2006 are as follows:

2006	$103,675
2007	139,378
2008	142,132
2009	146,884
2010	151,802
Thereafter	196,438

Total minimum operating lease payments	$880,309

     Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2006, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $11,147,000.

Note 8 -	Income Taxes

At March 31, 2006, the Company had tax net operating loss (“NOL”) carryforwards of approximately $495,000 available to offset future taxable income, which if unused will expire in 2024. The Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $400,000, which are available to reduce future federal income taxes over an indefinite period. The net deferred tax asset decreased from $928,700 at December 31, 2005 to $733,223 at March 31, 2006 due to the utilization of NOL and AMT credit carryforwards on an annualized basis. The net deferred tax liability of $845,400 did not change for this same period.  The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $2,129,000.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Income taxes	$717,702	$91,510
Effective income tax rate	38.5%	38.0%

The Company’s effective tax rate for the three months ended March 31, 2006 was 38.5%. This is the Company’s expected tax rate for the year ending December 31, 2006 which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the federal statutory rate of 34% for the three months ended March 31, 2006, largely due to state income taxes. The effective tax rate of 38.0% differed from the federal statutory rate for the three months ended March 31, 2005, largely due to state income taxes.

Note 9-	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include dilution from potential common stock equivalents, such as stock options outstanding. The following tables set forth the computation of basic and diluted earnings per share for the periods ended as indicated:

	Three Months Ended March 31,

	2006 (unaudited)	2005 (unaudited)

Continuing operations
Income from continuing operations	$1,144,491	$149,304
Discontinued operations
Loss from discontinued operations	—	(12,752)

Net income	$1,144,491	$136,552

Weighted average common shares outstanding	25,572,192	25,833,696

Earnings per share-basic
Continuing operations	$0.04	$0.01
Discontinued operations	—	—

Net income	$0.04	$0.01

Weighted average dilutive shares from stock option plan	—	33,579

Weighted average common shares outstanding including dilutive shares	25,572,192	25,867,275

Earnings per share-diluted
Continuing operations	$0.04	$0.01
Discontinued operations	—	—

Net income	$0.04	$0.01

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 24, 2005, permits the purchase of up to 3,500,000 shares until September 30, 2006. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company did not repurchase shares of its common stock during the three month period ended March 31, 2006. The total number of shares repurchased under the Repurchase Plan as of March 31, 2006, was 2,224,222 at a cost of $1,156,513 (average cost of $0.52 per share) and the remaining number of shares the Company is authorized to repurchase under the Repurchase Plan is 1,275,778. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 10 -	Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended March 31,

	2006 (unaudited)	2005 (unaudited)

Continuing operations
Revenues
Electrical construction	$10,492,005	$7,100,316
Real estate development	3,502,947	1,131,157

Total revenues	13,994,952	8,231,473

Operating expenses
Electrical construction	8,698,867	6,549,964
Real estate development	2,608,762	795,115
Corporate	816,345	642,941

Total operating expenses	12,123,974	7,988,020

Operating income
Electrical construction	1,793,138	550,352
Real estate development	894,185	336,042
Corporate	(816,345)	(642,941)

Total operating income	1,870,978	243,453

Other income (expenses), net
Electrical construction	(17,815)	(21,887)
Real estate development	—	1,107
Corporate	9,030	18,141

Total other income (expenses), net	(8,785)	(2,639)

Net income before taxes
Electrical construction	1,775,323	528,465
Real estate development	894,185	337,149
Corporate	(807,315)	(624,800)

Total net income before taxes	$1,862,193	$240,814

Operating income is total operating revenue less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth certain segment information as of the dates indicated:

	March 31, 2006 (unaudited)	December 31, 2005

Identifiable assets
Electrical construction	$19,226,817	$17,130,082
Real estate development	14,716,543	12,741,299
Corporate	2,565,717	3,601,967
Discontinued operations	—	7,845

Total	$36,509,077	$33,481,193

Note 11 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the “Plan”), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, treasury shares or shares purchased on the open market. The exercise price under such grants, if applicable, will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. Any options granted under the Plan must be exercised within 10 years of the date of grant and are vested equally over a 3 year period. On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant. No stock options were granted during the three month periods ended March 31, 2006 and 2005. As of March 31, 2006 and December 31, 2005 there were no options outstanding.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment (Revised 2004)” (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. Originally, SFAS 123R required that companies adopt the provision of SFAS 123R as of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as Goldfield. We implemented the provisions of SFAS 123R in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.

Note 12 -	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” (“SFAS 153”). APB No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We implemented the provisions of SFAS 153 in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections” - a replacement of APB Opinion No. 20 and FASB Statement No. 3 which requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change should be recognized in the period of the change. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We implemented the provisions of SFAS 154 in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.

Note 13 -	Customer Concentration

A significant portion of our electrical construction revenue has historically been derived from two or three utility customers each year. For the quarter ended March 31, 2006 and the year ended December 31, 2005, our two largest customers accounted for 65% and 51%, respectively, of the Company’s total revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s revenue from electrical construction operations increased approximately 47.8% for the three month period ending March 31, 2006 as compared to the same period in the prior year. This increase in revenue resulted from higher levels of demand for construction services, represented by larger projects. Operating margin of our electrical construction operations increased to 17.1% for the three month period ending March 31, 2006 from 7.8% for the like period in 2005. This improvement in operating margin was largely the result of the Company’s ability to spread fixed costs over a larger revenue base.

Revenues from our real estate development operations increased by approximately 209.7% in the first three months of 2006 as compared to the same period in 2005. This increase is mainly the result of the commencement of revenue recognition for the first phase of our new Pineapple House project; in the three month period ending March 31, 2006 we had two projects under development, as compared to one project under development in the like period of 2005. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year-to-year operating margin comparisons. Operating margins decreased to 25.5% for the three months ended March 31, 2006 from 29.7% for the three months ended March 31, 2005 due to the construction design of Pineapple House which is of a mid-rise style versus the townhouse design of Oak Park.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and the detailed approach in determining our cost estimates for all of our significant projects we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. There were no contract loss accruals recorded in the three month periods ended March 31, 2006 or 2005.

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

The Company believes that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during the three month periods ended March 2006 and 2005. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

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

As of March 31, 2006, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards which will expire in 2024 and alternative minimum tax (“AMT”) credit carryforwards  which are available to reduce future federal income taxes over an indefinite period, as described in note 8 of the notes to the consolidated financial statements contained herein. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their expiration date and the AMT credit carryforwards which have no expiration date. Therefore, the Company has not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax asset is approximately $2,129,000.

     Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the “EPA”) that it is a potentially responsible party (a “PRP”) with respect to possible investigation and removal activities at a mine that it had formerly owned. Refer to note 5 of notes to the consolidated financial statements in this Form 10-Q for a discussion of this matter.

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)”, and Statement of Position 96-1, “Environmental Remediation Liabilities”, the Company recognized a provision of $210,976 (within discontinued operations) for this matter. In addition, this provision was increased by $111,769 during the twelve months ended December 31, 2004 and $90,142 during the twelve month period ended December 31, 2005, increasing the total provision to $412,887. There was no change to the provision recorded during the three months ended March 31, 2006.  Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Segment Information

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the three months ended March 31 as indicated:

	2006 (unaudited)	2005 (unaudited)

Electrical construction
Revenue	$10,492,005	$7,100,316
Operating expenses
Cost of goods sold	8,123,209	5,917,573
Depreciation	557,451	599,145
SG&A	33,965	31,760
Other general (income) expenses	(15,758)	1,486

Total operating expenses	8,698,867	6,549,964

Operating income	$1,793,138	$550,352

Real estate development
Revenue	$3,502,947	$1,131,157
Operating expenses
Cost of goods sold	2,321,429	692,452
Depreciation	6,811	5,457
SG&A	280,522	97,206

Total operating expenses	2,608,762	795,115

Operating income	$894,185	$336,042

Continuing Operations

     Revenues

Total revenues in the three months ended March 31, 2006 increased by 70.0% to $13,994,952, compared to $8,231,473 in the three months ended March 31, 2005 reflecting higher revenue in both electrical construction and real estate development activities.

Electrical construction revenues increased $3,391,689, or 47.8%, to $10,492,005 for the three months ended March 31, 2006 from $7,100,316 for the three months ended March 31, 2005. The increase in revenue for the three month period ending March 31, 2006 when compared to the same period in 2005 was primarily the result of an estimated 28% average increase in revenue per project when compared to the same quarter last year.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. We expect to complete substantially all of our current backlog during the next twelve months. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of March 31, 2006, the electrical construction operation’s backlog was approximately $21.7 million, which included approximately $14.0 million from fixed price contracts in which revenue is recognized using percentage-of-completion and approximately $7.7 million from service agreement contracts in which revenue is recognized as work is performed. Of our total backlog, we expect approximately $21.1 million to be completed within the current fiscal year and the remaining estimated $0.6 million to be completed during the fiscal year 2007. This compares to a backlog of $7.7 million at March 31, 2005, of which approximately $3.8 million represented backlog from fixed price contracts and approximately $3.9 million represented service agreement backlog.

Real estate construction revenues increased by 209.7% to $3,502,947 for the three months ended March 31, 2006 from $1,131,157 for the like period in 2005. The increase in revenues for the three months ended March 31, 2006, compared to the like period in 2005, was mainly due to the commencement of revenue recognition for the first phase of our new Pineapple House project; in the three months ending March 31, 2006 we had two projects under development compared to one during the like period in 2005.

As of March 31, 2006, the real estate development operation’s backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on such contracts under the percentage-of-completion method) aggregated $12,650,000. Such backlog consisted of approximately $260,000 for our Oak Park condominium project, which we expect to complete and deliver during the second quarter 2006, and $12,390,000 for our Pineapple House project, which we expect to complete and deliver during the second quarter 2007. Since the Company recognizes revenue using the percentage-of-completion method of accounting for real estate development projects, the Pineapple House backlog will be recognized as revenue over the life of the project. We expect that approximately $8.7 million of this backlog will be recognized as revenue during the remainder of 2006 and the balance during 2007. There can be no assurance that settlements of condominiums subject to contracts for sale will occur or that construction will progress as expected.

The Company’s Oak Park real estate project was approximately 98% complete as of March 31, 2006. The Company’s Pineapple House project began recognizing revenue during the first quarter 2006 and was approximately 16% complete as of March 31, 2006.

     Operating Results

Total operating income increased to $1,870,978 for the three months ended March 31, 2006, compared to $243,453 for the like period in 2005. As a percentage of revenue, operating margins increased to 13.4% for the period ended March 31, 2006 from 3.0% for the same period in 2005.

Electrical construction operations had operating income of $1,793,138 during the three months ended March 31, 2006, compared to operating income of $550,352 during the three months ended March 31, 2005, an increase of $1,242,786. As a percentage of revenue, operating margins on electrical construction operations increased to 17.1% for the three months ended March 31, 2006 from 7.8% for the three months ended March 31, 2005. The increase in operating margins for the three month period ended March 31, 2006 was largely the result of the ability of the Company’s fixed costs to be spread over a larger revenue base.

Real estate development operations had an operating income of $894,185 in the three months ended March 31, 2006, compared to $336,042 in the three months ended March 31, 2005, an increase of $558,143. As a percentage of revenue, operating margins decreased to 25.5% for the three months ended March 31, 2006 from 29.7% for the three months ended March 31, 2005. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. The slight difference in operating margins for the three months ended March 31, 2006 is due to the construction design of Pineapple House, a mid-rise style requiring a more complex building foundation, versus Oak Park, a townhouse style. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year-to-year operating margin comparisons.

     Costs and Expenses

Total costs and expenses, and the components thereof, increased 52% to $12,123,974 in the three months ended March 31, 2006 from $7,988,020 in the three months ended March 31, 2005.

Electrical construction cost of goods sold increased to $8,123,209 in the three months ended March 31, 2006 from $5,917,573 in the three months ended March 31, 2005, an increase of $2,205,636. The increase in costs reflects the costs associated with a higher level of construction activities.

Real estate development cost of goods sold increased to $2,321,429 in the three months ended March 31, 2006 from $692,452 in the three months ended March 31, 2005. The increased costs reflect the greater construction activity related to our new Pineapple House development.

The following table sets forth the depreciation and amortization expense for each respective segment for the three months ended March 31 as indicated:

	2006 (unaudited)	2005 (unaudited)

Electrical construction	$557,451	$599,145
Real estate development	6,811	5,457
Corporate	35,029	21,129

Total	$599,291	$625,731

The depreciation and amortization expense was $599,291 in the three months ended March 31, 2006, compared to $625,731 in the three months ended March 31, 2005, a decrease of 4.2%. The decrease in the depreciation and amortization expense was primarily a result of a slight reduction in depreciation expense due to an increase in certain assets that were fully depreciated by December 31, 2005.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the three months ended March 31 as indicated:

	2006 (unaudited)	2005 (unaudited)

Electrical construction	$33,965	$31,760
Real estate development	280,522	97,206
Corporate	783,868	621,812

Total	$1,098,355	$750,778

In the three months ended March 31, 2006, total SG&A expenses increased by $347,577, or 46.3%, when compared to the like period in 2005. The increase is primarily attributable to higher performance bonus accruals (approximately 59% of the increase) and selling costs due to two real estate projects under development in the first quarter of 2006 compared to one in the same period last year (approximately 26% of the increase) and insurance expense (approximately 14% of the increase). SG&A expenses, as a percentage of revenue, decreased to 7.9% for three months ended March 31, 2006 compared to 9.1% in the like period for 2005.

     Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Income taxes	$717,702	$91,510
Effective income tax rate	38.5%	38.0%

The Company’s effective tax rate for the three months ended March 31, 2006 was 38.5%. This is the Company’s expected tax rate for the year ending December 31, 2006, which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the federal statutory rate of 34% for the three months ended March 31, 2006, largely due to state income taxes. The Company’s effective tax rate for the three months ended March 31, 2005 was 38.0%. The effective tax rate differs from the federal statutory rate for the three months ended March 31, 2005, largely due to state income taxes.

     Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine previously owned by the Company, as described in note 5 of the notes to the consolidated financial statements contained herein.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of March 31, 2006 we had cash and cash equivalents of $1,439,345 and working capital of $12,123,597 as compared to cash and cash equivalents of $2,912,494 and working capital of $12,488,380 as of December 31, 2005. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Summary

Net cash flows for each of the three month periods ended March 31 were as follows:

	2006 (unaudited)	2005 (unaudited)

Net cash provided by (used in) operating activities	$(876,197)	$(1,405,898)
Net cash provided by (used in) investing activities	(656,338)	(646,967)
Net cash provided by (used in) financing activities	59,386	(105,916)

Net increase (decrease) in cash and cash equivalents	$(1,473,149)	$(2,158,781)

Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash used by our operating activities totaled $876,197 in the three months ended March 31, 2006, compared to cash used of $1,405,898 from operating activities for the same period in 2005. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Net cash used in the costs and estimated earnings in excess of billings on uncompleted contracts account within the electrical construction segment for the three months ended March 31, 2006 was $2,388,573 compared to $1,249,997 for the same period in 2005. The increase of $1,138,576 in cash used was mainly due to the increase in the volume of work and the increased number of recently started projects when compared to December 31, 2005, accounting for approximately 40% of the total cash used within the operating activities.  This was offset by the cash provided in the change in accounts receivable and accrued billings of $323,834 compared to cash used of $507,034 for the like period in 2005. The net effect of these items is a cash usage of $307,708. In addition, there was a $226,828 increase in cash provided from the change in accounts payable and accrued liabilities mainly attributable to increased activity within the electrical construction segment.

Days of Sales Outstanding Analysis

Days of sales outstanding (“DSO”) is based on the ending net accounts receivables, accrued billings and most recent quarterly revenue. It is calculated by dividing the respective quarter’s ending net accounts receivable (net of allowance for doubtful accounts and billings in excess of costs) balance by the result of the respective quarter’s net revenues divided by the days in the quarter. The DSO for accounts receivable, accrued billings and costs and estimated earnings in excess of billings on uncompleted contracts have increased when compared to prior years as shown below:

Quarter Ended March 2006	84
Quarter Ended December 2005	81
Quarter Ended March 2005	74

The main reason for the increase in the DSO for the quarter ended March 31, 2006 is the increased amount of costs and estimated earnings in excess of billings included in the DSO calculation. This increase is causing the appearance of an upward trend in the number of days outstanding for the total receivables as calculated above. The costs and estimated earning on uncompleted contracts in excess of billings, increased $2.4 million as of March 31, 2006 when compared to the balance as of December 31, 2005. This increase is attributable to the increase in the volume of work and the increased number of recently started projects when compared to December 31, 2005. Within the two week period following March 31, 2006, the Company invoiced our customers for approximately 67% of the $3.6 million balance in costs and estimated earnings in excess of billings. Additionally, one large project requiring special billing conditions accounted for approximately 23% of the remainder of the balance. The special billing conditions require 1) completion of discrete components of work prior to billing, rather than the more typical monthly progress billings and 2) the construction of a series of distinct tasks performed by separate labor groups in sequential order, resulting in varying stages of construction for each distinct component. If the DSO calculation had been computed for accounts receivable only, the DSO for the quarter ended March 31, 2006 would have been 30 days as compared to 54 days for the quarter ended December 31, 2005.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2006 was $656,338 compared to $646,967 for the same period in 2005. This increase was primarily attributable to the purchase of property and equipment within the electrical construction segment.

The capital budget for 2006 is expected to total approximately $5.3 million, which includes approximately $844,000 in capital expenditures incurred during the three months ended March 31, 2006. The majority of these expenditures were for investment in equipment upgrades and fleet expansion in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2006 was $59,386 compared to cash used $105,916 during the same period in 2005. The increase in cash provided by financing activities is mainly due to the new borrowings made from the Company’s $3.0 million Working Capital Loan totaling $1,156,450. The Company also had borrowings within the real estate segment of $863,732 used for the development of Pineapple House and repayments of $1,784,143 on a line of credit used during the development of the Oak Park project. See note 6 of the notes to consolidated financial statements for more information regarding these borrowings. In addition there were no treasury stock purchases for the three months ended March 31, 2006 compared to approximately $40,000 used to purchase treasury stock during the same period in 2005.

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

Contractual Obligations

With the exception of the new loan agreements with Branch Banking and Trust Company as discussed in note 6 of notes to the consolidated financial statements, there were no material changes outside the normal course of our business in our contractual obligations from those reported in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following table summarizes the Company’s future aggregate contractual obligations at March 31, 2006:

	Payments Due By Period (in thousands)

	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Operating leases	$880	$104	$282	$494	$—
Capital leases, including interest	105	48	57	—	—
Purchase obligations (1)	2,124	1,179	906	39	—
Long-term debt - principal (2)	2,474	816	1,654	4	—
Long-term debt - interest (3)	374	132	52	88	102

Total	$5,957	$2,279	$2,951	$625	$102

(1)

Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These amounts represent the employment contract of the CEO and various general office maintenance obligations.

(2)	Excludes $4.4 million of debt which matures in 2006.
(3)

Includes approximately $26,483 per year of interest on loans against the cash surrender value of life insurance policies, included in other long term assets, approximately $59,301 on an equipment loan for the electrical construction segment (see note 6), and approximately $66,118 on a real estate construction loan for Pineapple House.

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; ability to acquire land; ability to obtain additional construction financing; adverse weather; natural disasters; and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections and elsewhere in this document.

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

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure is related to interest rate risk. At March 31, 2006, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points (i.e., 1%) would not materially affect our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

Changes in internal controls

No changes in the Company’s internal controls over financial reporting occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the United States Environmental Protection Agency regarding the Anderson-Calhoun mine/mill site in note 5 of notes to the consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part II - Item 7 of our Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information on a monthly basis regarding the Company’s purchases of its Common Stock during the first quarter of 2006:

	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

01/1/06-01/31/06	—	—	—	1,275,778
02/1/06-02/28/06	—	—	—	1,275,778
03/1/06-03/31/06	—	—	—	1,275,778

Total	—	—	—	1,275,778

(1)

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 24, 2005, permits the purchase of up to 3,500,000 shares until September 30, 2006. As of March 31, 2006, the Company has repurchased under the repurchase plan 2,224,222 shares of its Common Stock at a cost of $1,156,513 (average cost of $.52 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 6.	Exhibits.

10-1

Amendment to Loan Agreement, dated March 14, 2006, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company Relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No.1-7525).

10-2

Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation Relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No.1-7525).

10-3	Form of Guaranty is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No.1-7525).

10-4

Unconditional Guaranty of The Goldfield Corporation, dated March 14, 2006, Relating to Leases of up to $1.5 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No.1-7525).

10-5	Form of Lease Agreement is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith.
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

Dated: May 10, 2006
/s/Stephen R. Wherry

(Stephen R. Wherry)
Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Assistant Secretary and Principal Accounting Officer.