Form 10-Q
period 2006-06-30
GOLDFIELD CORP
filed 2006-08-10
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

          As of August 1, 2006, 25,572,192 shares of the Registrant’s common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2006

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (unaudited)	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$4,340,682	$2,912,494
Restricted cash - discontinued operations (Note 5)	—	7,845
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $23,542 as of June 30, 2006 and December 31, 2005	6,927,609	6,443,563
Contracts receivable (Note 2)	6,236,391	10,529,004
Current portion of notes receivable	41,453	41,453
Construction inventory (Note 3)	481,363	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,747,631	1,247,367
Deferred income taxes (Note 8)	537,700	928,700
Income taxes recoverable	15,355	951
Residential properties under construction (Note 4)	2,278,276	196,287
Prepaid expenses	661,961	401,348
Other current assets	18,994	15,234

Total current assets	24,287,415	22,724,246

Property, buildings and equipment, at cost, net of depreciation and amortization of $12,792,124 as of June 30, 2006 and $12,491,955 as of December 31, 2005	9,174,174	8,094,829

Notes receivable, less current portion	447,423	468,639

Deferred charges and other assets
Land and land development costs (Note 4)	712,397	1,787,077
Cash surrender value of life insurance	311,204	320,784
Other assets	409,068	85,618

Total deferred charges and other assets	1,432,669	2,193,479

Total assets	$35,341,681	$33,481,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,624,916	$3,988,650
Billings in excess of costs and estimated earnings on uncompleted contracts	27,694	51,575
Notes payable, due within one year (Note 6)	4,649,984	5,866,664
Capital leases, due within one year (Note 6)	218,396	—
Federal and state income taxes payable (Note 8)	369,328	201,455
Current liabilities of discontinued operations (Note 5)	58,426	127,522

Total current liabilities	9,948,744	10,235,866
Deferred income taxes, noncurrent (Note 8)	845,400	845,400
Other accrued liabilites, non-current	16,107	—
Notes payable, less current portion (Note 6)	216,666	917,292
Capital leases, less current portion (Note 6)	715,167	—

Total liabilities	11,742,084	11,998,558

Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity
Preferred stock, $1 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share, 40,000,000 shares authorized; 27,813,772 shares issued at June 30, 2006 and December 31, 2005	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	3,511,771	1,394,809

Total	24,774,831	22,657,869
Less common stock in treasury, at cost; 2,241,580 shares at June 30, 2006 and December 31, 2005	1,175,234	1,175,234

Total stockholders’ equity	23,599,597	21,482,635

Total liabilities and stockholders’ equity	$35,341,681	$33,481,193

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenue
Electrical construction	$11,186,323	$5,284,372	$21,678,328	$12,384,688
Real estate development	1,046,540	4,186,580	4,549,487	5,317,737

Total revenue	12,232,863	9,470,952	26,227,815	17,702,425

Costs and expenses
Electrical construction	8,460,325	4,335,895	16,583,534	10,253,467
Real estate development	827,489	2,475,035	3,148,918	3,167,487
Depreciation and amortization	628,120	635,047	1,227,411	1,260,778
Selling, general and administrative	819,774	1,062,377	1,918,129	1,813,156
Other (income) general expenses	(11,013)	9,069	(29,323)	10,555

Total costs and expenses	10,724,695	8,517,423	22,848,669	16,505,443

Total operating income	1,508,168	953,529	3,379,146	1,196,982

Other income (expenses), net
Interest income	26,972	25,433	51,684	53,891
Interest expense, net	(62,965)	(33,475)	(99,957)	(66,460)
Other	110,128	4,136	113,622	6,024

Total other income (expenses), net	74,135	(3,906)	65,349	(6,545)

Income from continuing operations before income taxes	1,582,303	949,623	3,444,495	1,190,437
Income taxes (Note 8)	609,831	375,035	1,327,533	466,545

Income from continuing operations	972,472	574,588	2,116,962	723,892
Loss from discontinued operations (Note 5)	—	(1,776)	—	(14,528)

Net income	$972,472	$572,812	$2,116,962	$709,364

Earnings per share of common stock - basic and diluted (Note 9)
Continuing operations	$0.04	$0.02	$0.08	$0.03

Discontinued operations	—	—	—	—

Net income	$0.04	$0.02	$0.08	$0.03

Weighted average common shares and equivalents used in the calculations of earnings per share
Basic	25,572,192	25,687,548	25,572,192	25,760,218

Diluted	25,572,192	25,721,118	25,572,192	25,793,798

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities
Net income from continuing operations	$2,116,962	$723,892
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,227,411	1,260,778
Deferred income taxes	391,000	441,971
(Gain) loss on sale of property and equipment	(29,323)	10,555
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(484,046)	204,579
Contracts receivable	4,292,613	(5,317,737)
Construction inventory	(481,363)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,500,264)	(171,044)
Land and land development costs	1,074,680	340,705
Residential properties under construction	(2,081,989)	(193,990)
Income taxes recoverable	(14,404)	10,715
Income taxes payable	167,873	—
Prepaid expenses and other assets	(587,823)	(409,824)
Accounts payable and accrued liabilities	652,373	751,129
Billings in excess of costs and estimated earnings on uncompleted contracts	(23,881)	(308)

Net cash provided by (used in) operating activities of continuing operations	4,719,819	(2,348,579)
Net cash used in operating activities of discontinued operations	(61,251)	(43,881)

Net cash provided by (used in) operating activities	4,658,568	(2,392,460)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	136,735	66,031
Proceeds from notes receivable	21,216	20,092
Purchases of property and equipment	(1,438,503)	(1,579,001)
Cash surrender value of life insurance	9,580	5,752

Net cash used in investing activities	(1,270,972)	(1,487,126)

Cash flows from financing activities
Proceeds from term debt	2,404,676	—
Repayments on term debt	(520,534)	(433,334)
Net (repayments) borrowings under lines of credit	(3,843,550)	1,950,055
Purchase of treasury stock	—	(209,156)

Net cash (used in) provided by financing activities of continuing operations	(1,959,408)	1,307,565

Net increase (decrease) in cash and cash equivalents	1,428,188	(2,572,021)
Cash and cash equivalents at beginning of period	2,912,494	6,827,685

Cash and cash equivalents at end of period	$4,340,682	$4,255,664

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$88,333	$55,483
Income taxes paid	783,064	5,094
Supplemental disclosure of non-cash flow information
Equipment acquired under capital leases	$975,665	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of June 30, 2006, outstanding contracts receivable amounted to $6,236,391, of which $4,178,640 is for our Pineapple House condominium project and $2,057,751 is for our Oak Park condominium project. As of December 31, 2005, outstanding contracts receivable amounted to $10,529,004, all of which was for our Oak Park project. As of June 30, 2006, $2,457,870 in non-refundable earnest money deposits were held by a third party, $2,242,940 for the Pineapple House project and $214,930 for the Oak Park project as compared to $3,382,875 as of December 31, 2005, $2,195,450 for Pineapple House and $1,187,425 for Oak Park.

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

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the “Work Group”) through which the Work Group has agreed how to perform and finance the EE/CA. Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent (“AOC”) with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA. Field work and the EE/CA Report (addressing the characterization of environmental conditions at the Site) have been completed and submitted to the EPA. The Company expects that during late summer of 2006, the Work Group will develop and obtain approval for the final EE/CA Report and the EPA will decide whether additional response action (remediation) may be necessary at the Site and, if so, the Company would expect that such action would be taken during 2007.

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

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company recognized a provision of $210,976 (within discontinued operations) for this matter. In addition, this provision was increased by $111,769 during the twelve month period ended December 31, 2004, and $90,142 during the twelve month period ended December 31, 2005, increasing the total provision to $412,887, which represents the current estimate of the Company’s share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study. There was no change to the provision recorded during the six months ended June 30, 2006. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of June 30, 2006, the Company incurred actual investigation and professional services costs of $354,461 and its reserve balance for the EE/CA study process, future EE/CA oversight costs and estimated EPA response costs is $58,426 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount. The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process. At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company’s potential liability for such costs. One of the Company’s former general liability insurance carriers has accepted the defense of this matter and has agreed to pay costs of defense incurred to date, all subject to certain reservation of rights as to coverage. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	June 30, 2006 (unaudited)	December 31, 2005

Current assets
Cash in escrow	$—	$7,845

Total assets of discontinued operations	$—	$7,845

Current liabilities
Reserve for remediation	$58,426	$127,522

Total liabilities of discontinued operations	$58,426	$127,522

Note 6 -	Notes Payable and Capital Leases

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

The $3.0 million Working Capital Loan will be used by the Company for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement interest is payable monthly at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (6.93% and 6.11% as of June 30, 2006 and December 31, 2005, respectively). The maturity date of the loan is August 26, 2006. We expect to renew this loan at that time for an additional year. The loan is guaranteed by the Company and named subsidiaries and includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company and named subsidiaries to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. Borrowings outstanding under this agreement were $1,156,450 as of June 30, 2006, all of which was repaid by July 31, 2006. As of December 31, 2005, there were no borrowings outstanding under this agreement. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of June 30, 2006.

The $2.0 million Equipment Loan replaced an existing term loan with another bank. Future draws are at the request of the Company and the discretion of the Bank. Under the terms of the agreement principal plus interest are payable monthly in the amount of $72,222 principal plus accrued interest. The interest is payable at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (6.93% and 6.11% as of June 30, 2006 and December 31, 2005, respectively). The maturity date of the loan is February 26, 2008. The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $1,083,330 and $1,516,662 as of June 30, 2006 and December 31, 2005, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, outside debt limitations, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of June 30, 2006.

The $6.0 million Real Estate Loan replaced an existing term loan with another bank. The proceeds of the Real Estate Loan will be used by the Company for financing the costs of certain qualified real estate projects in Florida. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eight-tenths percent (6.93% and 6.11% as of June 30, 2006 and December 31, 2005, respectively). The maturity date of the loan is August 26, 2006. We expect to renew this loan at that time for an additional year. All of the net proceeds from the sale of a qualified project shall first be applied against the principal balance due on the note until the note is satisfied in full. As security for the loan, the Company and the subsidiary of the Company which has legal title to the real property to be developed have agreed to execute an agreement not to encumber or transfer property with respect to the property to be developed. The loan is guaranteed by the Company and named subsidiaries and draws for all projects are not to exceed the total costs of all projects. As of June 30, 2006, there were no borrowings outstanding under this agreement. Borrowings outstanding under this agreement were $5,000,000 as of December 31, 2005. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of June 30, 2006.

On November 18, 2005, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park and the Bank, entered into a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eighty-five one-hundredths percent (6.98% and 6.16% as of June 30, 2006 and December 31, 2005, respectively). The maturity date of the loan is November 18, 2007. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $2,626,870 and $267,294 as of June 30, 2006 and December 31, 2005, respectively. The loan is secured by a Mortgage and Security Agreement. The loan agreement includes covenants and agreements that are customary for loan agreements of this type, and also provides that construction on the initial phase of the Pineapple House development must be completed by October 1, 2007. In addition, the loan agreement includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company, Southeast Power, Bayswater, Pineapple House or Oak Park to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. Pursuant to the loan agreement, the Company has agreed that $1.0 million of the $6.0 million Real Estate Loan will not be available to the Company until a specified level of progress with respect to the concrete structure has been achieved on the initial phase of Pineapple House. The Company was in compliance with all such covenants as of June 30, 2006.

On July 13, 2006, the Company, the Company’s wholly owned subsidiary, Southeast Power and the Bank, entered into a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eight-tenths percent (6.93% and 6.11% as of June 30, 2006 and December 31, 2005, respectively). The maturity date of the loan is December 13, 2010. Southeast Power must make monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power must pay monthly installments of principal, in addition to interest on the principal balance outstanding, until maturity. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof. The loan agreement includes covenants and agreements that are customary for loan agreements of this type. In addition, at the Bank’s option, the Bank may treat any default in payment or performance by Southeast Power, the Company or any of their subsidiaries or affiliates under any other loans, contracts or agreements with the Bank or its affiliates as a default under this loan agreement.

Interest costs related to the construction of condominiums are capitalized. During the three month period ended June 30, 2006 and 2005, the Company capitalized interest costs of $51,249 and $12,996 respectively. During the six month periods ended June 30, 2006 and 2005, the Company capitalized interest costs of $138,985 and $13,864, respectively.

Capital Leases

The Company enters into non-cancelable capital leases for the acquisition of certain machinery and equipment needs. Under the current capital leases, ownership transfers to the Company at the end of the lease term. No restrictions are imposed by the lease agreements regarding additional debt or further leasing. As of June 30, 2006, the cost and accumulated depreciation of equipment under capital leases amounted to $975,665 and $25,891, respectively. As of December 31, 2005, there was no equipment under capital leases. Payments outstanding under this agreement were $1,092,288 as of June 30, 2006. Depreciation for assets under capital leases is included in depreciation and amortization expenses.

The schedule of principal payments of our notes payable and capital leases as of June 30, 2006 is as follows:

2006	$1,806,039
2007	3,492,716
2008	260,753
2009	240,000
2010	159,430

Total principal payments of debt	5,958,938
Less: Amount representing interest on capital leases	(158,725)

Total net principal payments	$5,800,213

Note 7 -	Commitments and Contingencies

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

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2006 are as follows:

2006	$69,503
2007	142,363
2008	143,272
2009	146,884
2010	151,802
Thereafter	196,438

Total minimum operating lease payments	$850,262

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2006, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $10,010,000.

Note 8 -	Income Taxes

At June 30, 2006, the Company had tax net operating loss (“NOL”) carryforwards of approximately $330,000 available to offset future taxable income, which if unused will expire in 2024. The Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $266,000, which are available to reduce future federal income taxes over an indefinite period. The net deferred tax asset decreased from $928,700 at December 31, 2005 to $537,700 at June 30, 2006 due to the utilization of NOL and AMT credit carryforwards on an annualized basis. The net deferred tax liability of $845,400 did not change for this same period. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $1,622,000.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)

Income taxes	$609,831	$375,035	$1,327,533	$466,545
Effective income tax rate	38.5%	39.5%	38.5%	39.2%

The Company’s effective tax rate for the three months ended June 30, 2006 was 38.5%. The effective tax rate differs from the federal statutory rate of 34% for the three months ended June 30, 2006, mainly due to state income taxes. The effective tax rate of 39.5% differs from the federal statutory rate for the three months ended June 30, 2005 largely due to state income taxes.

The Company’s effective tax rate for the six months ended June 30, 2006 was 38.5%. This is the Company’s expected tax rate for the year ending December 31, 2006, which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the federal statutory rate for the six months ended June 30, 2006, mainly due to state income taxes. The Company’s effective tax rate for the six months ended June 30, 2005 was 39.2%. This was the Company’s expected tax rate for the year ending December 31, 2005 which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the federal statutory rate for the six months ended June 30, 2005, largely due to state income taxes.

Note 9-	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include dilution from potential common stock equivalents, such as stock options outstanding. The following tables set forth the computation of basic and diluted earnings per share for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)

Continuing operations
Income from continuing operations	$972,472	$574,588	$2,116,962	$723,892
Discontinued operations
Loss from discontinued operations	—	(1,776)	—	(14,528)

Net income	$972,472	$572,812	$2,116,962	$709,364

Weighted average common shares outstanding	25,572,192	25,687,548	25,572,192	25,760,218

Earnings per share-basic
Continuing operations	$0.04	$0.02	$0.08	$0.03
Discontinued operations	—	—	—	—

Net income	$0.04	$0.02	$0.08	$0.03

Weighted average dilutive shares from stock option plan	—	33,570	—	33,580

Weighted average common shares outstanding including dilutive shares	25,572,192	25,721,118	25,572,192	25,793,798

Earnings per share-diluted
Continuing operations	$0.04	$0.02	$0.08	$0.03
Discontinued operations	—	—	—	—

Net income	$0.04	$0.02	$0.08	$0.03

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 25, 2006, permits the purchase of up to 3,500,000 shares until September 30, 2007. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company did not repurchase shares of its common stock during the six month period ended June 30, 2006. The total number of shares repurchased under the Repurchase Plan as of June 30, 2006, was 2,224,222 at a cost of $1,156,513 (average cost of $0.52 per share) and the remaining number of shares the Company is authorized to repurchase under the Repurchase Plan is 1,275,778. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 10 -	Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006 (unaudited)	2005 (unaudited)	2006 (unaudited)	2005 (unaudited)

Continuing operations
Revenues
Electrical construction	$11,186,323	$5,284,372	$21,678,328	$12,384,688
Real estate development	1,046,540	4,186,580	4,549,487	5,317,737

Total revenues	12,232,863	9,470,952	26,227,815	17,702,425

Operating expenses
Electrical construction	9,118,855	5,000,630	17,817,722	11,550,593
Real estate development	953,736	2,787,936	3,562,498	3,583,052
Corporate	652,104	728,857	1,468,449	1,371,798

Total operating expenses	10,724,695	8,517,423	22,848,669	16,505,443

Operating income
Electrical construction	2,067,468	283,742	3,860,606	834,095
Real estate development	92,804	1,398,644	986,989	1,734,685
Corporate	(652,104)	(728,857)	(1,468,449)	(1,371,798)

Total operating income	1,508,168	953,529	3,379,146	1,196,982

Other income (expenses), net
Electrical construction	(25,948)	(21,371)	(43,763)	(43,258)
Real estate development	105,882	—	105,882	1,107
Corporate	(5,799)	17,465	3,230	35,606

Total other income (expenses), net	74,135	(3,906)	65,349	(6,545)

Net income before taxes
Electrical construction	2,041,520	262,371	3,816,843	790,837
Real estate development	198,686	1,398,644	1,092,871	1,735,792
Corporate	(657,903)	(711,392)	(1,465,219)	(1,336,192)

Total net income before taxes	$1,582,303	$949,623	$3,444,495	$1,190,437

Operating income is total operating revenue less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth certain segment information as of the dates indicated:

	June 30, 2006 (unaudited)	December 31, 2005

Identifiable assets
Electrical construction	$21,821,734	$17,130,082
Real estate development	10,039,288	12,741,299
Corporate	3,480,659	3,601,967
Discontinued operations	—	7,845

Total	$35,341,681	$33,481,193

Note 11 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the “Plan”), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, treasury shares or shares purchased on the open market. The exercise price under such grants, if applicable, will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. Any options granted under the Plan must be exercised within 10 years of the date of grant and are vested equally over a 3 year period. On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant. No stock options were granted during the six month periods ended June 30, 2006 and 2005. As of June 30, 2006 and December 31, 2005 there were no options outstanding.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment (Revised 2004)” (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. Originally, SFAS 123R required that companies adopt the provision of SFAS 123R as of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission adopted a new rule which deferred the compliance date of SFAS 123R until 2006 for calendar year companies such as Goldfield. We implemented the provisions of SFAS 123R in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.

Note 12 -	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue-producing transactions in the notes to the consolidated financial statements. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statement disclosures.

Note 13 -	Customer Concentration

A significant portion of our electrical construction revenue has historically been derived from two or three utility customers each year. For the three months ended June 30, 2006 and the six months ended June 30, 2006, our two largest customers accounted for approximately 80% and approximately 71%, respectively, of the Company’s total revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company’s revenue from electrical construction operations increased approximately 75% for the six month period ending June 30, 2006 and increased approximately 112% for the three month period ended June 30, 2006 as compared to the same periods in the prior year. The increase in revenue for the three and six month period ended June 30, 2006 was primarily the result of an increase in the average number of projects under construction as well as an increase in the average contract value of projects under construction. Operating margins of our electrical construction operations increased to 17.8% for the six month period ending June 30, 2006 from 6.7% for the like period in 2005. Operating margins of our electrical construction operations increased to 18.5% for the three months ended June 30, 2006 from 5.4% for the like period in 2005. This improvement in operating margins for both periods was largely the result of a larger revenue base over which to spread fixed costs.

Revenues from our real estate development operations decreased by approximately 14.5% for the six month period ending June 30, 2006 and decreased approximately 75% for the three month period ending June 30, 2006 as compared to the same periods in 2005. The decrease in revenue for the six month period ended June 30, 2006 was mainly the result of three condominium unit sales contract cancellations due to buyer defaults within our Oak Park project as a result of a weaker condominium market in Florida. If the current weakness in the Florida condominium market continues, or if the market deteriorates further, this would have an adverse impact on the sales and pricing of our condominium units, and on the results of our real estate development operations. We cannot predict whether the Florida condominium market will improve, or when any such improvement may take place.

The decrease in revenue for the three month period ended June 30, 2006 was mainly the result of the level of units under contract, the dissimilar design, size, and stage of construction between the two projects, and the previously mentioned defaults within Oak Park, although it is impossible to quantify the individual effect of each of these factors. Operating margins as a percentage of revenue decreased to 21.7% for the six month period ending June 30, 2006 from 32.6% for the like period in 2005. The decrease in operating margins as a percentage of revenue for the six month period ending June 30, 2006 was mainly the result of reversing previously reported profits for the aforementioned defaults within Oak Park. Operating margins as a percentage of revenue decreased to 8.9% for the three months ended June 30, 2006 from 33.4% for the like period in 2005. The decrease in operating margins as a percentage of revenue for the three month period ended June 30, 2006 resulted from the same factors that led to a decrease in revenue for the period, as discussed above. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year-to-year operating margin comparisons.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and the detailed approach in determining our cost estimates for all of our significant projects we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. There were no contract loss accruals recorded in the six month or three month periods ended June 30, 2006 or 2005.

Percentage of Completion – Real Estate Development Segment

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

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during any of the six or three month periods ended June 2006 and 2005. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

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

As of June 30, 2006, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards which will expire in 2024 and alternative minimum tax (“AMT”) credit carryforwards which are available to reduce future federal income taxes over an indefinite period, as described in note 8 of the notes to the consolidated financial statements contained herein. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their expiration date and the AMT credit carryforwards which have no expiration date. Therefore, the Company has not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax asset is approximately $1,622,000.

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

In September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)”, and Statement of Position 96-1, “Environmental Remediation Liabilities”, the Company recognized a provision of $210,976 (within discontinued operations) for this matter. In addition, this provision was increased by $111,769 during the twelve months ended December 31, 2004 and $90,142 during the twelve month period ended December 31, 2005, increasing the total provision to $412,887. There was no change to the provision recorded during the six months ended June 30, 2006. Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the “Work Group”) through which the Work Group has agreed how to perform and finance the EE/CA. Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent (“AOC”) with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA. Field work and the EE/CA Report (addressing the characterization of environmental conditions at the Site) have been completed and submitted to the EPA. The Company expects that during late summer of 2006, the Work Group will develop and obtain approval for the final EE/CA Report and the EPA will decide whether additional response action (remediation) may be necessary at the Site and, if so, the Company would expect that such action would be taken during 2007.

Results of Operations

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Segment Information

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the six months ended June 30 as indicated:

	2006 (unaudited)	2005 (unaudited)

Electrical construction
Revenue	$21,678,328	$12,384,688
Operating expenses
Cost of goods sold	16,583,534	10,253,467
Depreciation	1,143,959	1,208,447
SG&A	114,649	79,639
Other general (income) expenses	(24,420)	9,040

Total operating expenses	17,817,722	11,550,593

Operating income	$3,860,606	$834,095

Real estate development
Revenue	$4,549,487	$5,317,737
Operating expenses
Cost of goods sold	3,148,918	3,167,487
Depreciation	13,358	10,981
SG&A	400,222	404,584

Total operating expenses	3,562,498	3,583,052

Operating income	$986,989	$1,734,685

Continuing Operations

Revenues

Total revenues in the six months ended June 30, 2006 increased by 48.2% to $26,227,815, compared to $17,702,425 in the six months ended June 30, 2005 primarily as a result of increased revenue in electrical construction activities, partially offset by a decrease in revenue from real estate development activities.

Electrical construction revenues increased $9,293,640, or 75.0%, to $21,678,328 for the six months ended June 30, 2006 from $12,384,688 for the six months ended June 30, 2005. The increase in revenue for the six month period ending June 30, 2006 when compared to the same period in 2005 was primarily the result of an approximately 25.2% increase in the average number of projects under construction and an approximately 39.8% average increase in revenue per project when compared to the same period last year. The number of projects under construction accounted for approximately 33.6% of the revenue increase and the average revenue generated per project accounted for approximately 66.4% of the revenue increase.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of June 30, 2006, the electrical construction operation’s backlog was approximately $14.0 million, which included approximately $8.5 million from fixed price contracts in which revenue is recognized using percentage-of-completion and approximately $5.5 million from service agreement contracts in which revenue is recognized as work is performed. Of our total backlog, we expect to complete 100% within the next twelve months, approximately 86% of which will be completed by the end of 2006. This compares to a backlog of $11.6 million at June 30, 2005, of which approximately $8.8 million represented backlog from fixed price contracts and approximately $2.8 million represented service agreement backlog.

Real estate construction revenues decreased by 14.5% to $4,549,487 for the six months ended June 30, 2006 from $5,317,737 for the like period in 2005. The decrease in revenue for the six month period ended June 30, 2006 was mainly the result of three condominium unit sales contract cancellations due to buyer defaults within our Oak Park project as a result of a weaker condominium market in Florida.

As of June 30, 2006, the real estate development operation’s backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on such contracts under the percentage-of-completion method) aggregated $10,600,000. Such backlog consisted of approximately $90,000 for our Oak Park condominium project, which we expect to complete during the third quarter 2006, and $10,510,000 for our Pineapple House project, which we expect to complete during the second quarter 2007. Since the Company recognizes revenue using the percentage-of-completion method of accounting for real estate development projects, the Pineapple House backlog will be recognized as revenue over the life of the project. We expect that approximately $7.9 million of the Pineapple House backlog will be recognized as revenue during the remainder of 2006 and the balance during 2007. There can be no assurance that settlements of condominiums subject to contracts for sale will occur or that construction will progress as expected. As of June 30, 2005, the real estate development operation’s backlog was approximately $6,308,000, all of which was for our Oak Park condominium project, the only project under construction at that time.

The Company’s Oak Park real estate project was approximately 99% complete as of June 30, 2006. The Company’s Pineapple House project began recognizing revenue during the first quarter of 2006 and was approximately 28% complete as of June 30, 2006.

Operating Results

Total operating income increased to $3,379,146 for the six months ended June 30, 2006, compared to $1,196,982 for the like period in 2005. As a percentage of revenue, operating margins increased to 12.9% for the period ended June 30, 2006 from 6.8% for the same period in 2005.

Electrical construction operations had operating income of $3,860,606 during the six months ended June 30, 2006, compared to operating income of $834,095 during the six months ended June 30, 2005, an increase of $3,026,511. As a percentage of revenue, operating margins on electrical construction operations increased to 17.8% for the six months ended June 30, 2006 from 6.7% for the six months ended June 30, 2005. The increase in operating margins for the six month period ended June 30, 2006 was largely the result of the Company’s ability to spread fixed costs over a larger revenue base.

Real estate development operations had an operating income of $986,989 in the six months ended June 30, 2006, compared to $1,734,685 in the six months ended June 30, 2005, a decrease of $747,696. As a percentage of revenue, operating margins decreased to 21.7% for the six months ended June 30, 2006 from 32.6% for the six months ended June 30, 2005. The decrease in operating income as a percentage of revenue for the six month period ending June 30, 2006 was mainly the result of reversing previously reported profits for the sales contract defaults within Oak Park.

Costs and Expenses

Total costs and expenses, and the components thereof, increased 38% to $22,848,669 in the six months ended June 30, 2006 from $16,505,443 in the six months ended June 30, 2005.

Electrical construction cost of goods sold increased to $16,583,534 in the six months ended June 30, 2006 from $10,253,467 in the six months ended June 30, 2005, an increase of $6,330,067. The increase in costs reflects the costs associated with a higher level of construction activities.

Real estate development cost of goods sold decreased slightly to $3,148,918 in the six months ended June 30, 2006 from $3,167,487 in the six months ended June 30, 2005.

The following table sets forth the depreciation and amortization expense for each respective segment for the six months ended June 30 as indicated:

	2006 (unaudited)	2005 (unaudited)

Electrical construction	$1,143,959	$1,208,447
Real estate development	13,358	10,981
Corporate	70,094	41,350

Total	$1,227,411	$1,260,778

The depreciation and amortization expense decreased slightly to $1,227,411 in the six months ended June 30, 2006, compared to $1,260,778 in the six months ended June 30, 2005, a decrease of 2.6%. The decrease in the depreciation and amortization expense was primarily a result of a slight reduction in depreciation expense due to an increase in certain assets that were fully depreciated by December 31, 2005.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the six months ended June 30 as indicated:

	2006 (unaudited)	2005 (unaudited)

Electrical construction	$114,649	$79,639
Real estate development	400,222	404,584
Corporate	1,403,258	1,328,933

Total	$1,918,129	$1,813,156

In the six months ended June 30, 2006, total SG&A expenses increased by $104,973, or 5.8%, when compared to the like period in 2005. This increase is mainly due to increased administrative costs from Sarbanes-Oxley compliance. SG&A expenses, as a percentage of revenue, decreased to 7.3% for six months ended June 30, 2006 compared to 10.2% in the like period for 2005. This decrease in the percentage of SG&A expenses is a reflection of the increased revenue dollars.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30 as indicated:

	2006 (unaudited)	2005 (unaudited)

Income taxes	$1,327,533	$466,545
Effective income tax rate	38.5%	39.2%

The Company’s effective tax rate for the six months ended June 30, 2006 was 38.5%. This is the Company’s expected tax rate for the year ending December 31, 2006, which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the federal statutory rate of 34% for the six months ended June 30, 2006 largely due to state income taxes. The Company’s effective tax rate for the six months ended June 30, 2005 was 39.2%. This was the Company’s expected tax rate for the year ending December 31, 2005, which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the federal statutory rate for the six months ended June 30, 2005 largely due to state income taxes.

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Segment Information

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the three months ended June 30 as indicated:

	2006 (unaudited)	2005 (unaudited)

Electrical construction
Revenue	$11,186,323	$5,284,372
Operating expenses
Cost of goods sold	8,460,325	4,335,895
Depreciation	586,508	609,302
SG&A	80,684	47,879
Other general (income) expenses	(8,662)	7,554

Total operating expenses	9,118,855	5,000,630

Operating income	$2,067,468	$283,742

Real estate development
Revenue	$1,046,540	$4,186,580
Operating expenses
Cost of goods sold	827,489	2,475,035
Depreciation	6,547	5,524
SG&A	119,700	307,377

Total operating expenses	953,736	2,787,936

Operating income	$92,804	$1,398,644

Continuing Operations

Revenues

Total revenues in the three months ended June 30, 2006 increased by 29.2% to $12,232,863, compared to $9,470,952 in the three months ended June 30, 2005 reflecting higher revenue in electrical construction activities, partially offset by a decrease in revenue from real estate development activities.

Electrical construction revenues increased $5,901,951, or 111.7%, to $11,186,323 for the three months ended June 30, 2006 from $5,284,372 for the three months ended June 30, 2005. The increase in revenue for the three month period ending June 30, 2006 when compared to the same period in 2005 was primarily the result of an approximately 22.0% increase in the average number of projects under construction and an approximately 73.6% average increase in revenue per project when compared to the same period last year. The number of projects under construction accounted for approximately 19.7% of the revenue increase and the average revenue generated per project accounted for approximately 80.3% of the revenue increase.

Real estate construction revenues decreased by 75.0% to $1,046,540 for the three months ended June 30, 2006 from $4,186,580 for the like period in 2005. The decrease in revenue for the three month period ended June 30, 2006 was mainly the result of the level of units under contract, the dissimilar design, size, and stage of construction between the two projects, and the previously mentioned sales contract defaults within Oak Park. Each of these factors contributed to the decrease in revenues; however, it is impossible to quantify the individual effect of each of these factors.

Operating Results

Total operating income increased to $1,508,168 for the three months ended June 30, 2006, compared to $953,529 for the like period in 2005. As a percentage of revenue, operating margins increased to 12.3% for the period ended June 30, 2006 from 10.1% for the same period in 2005.

Electrical construction operations had operating income of $2,067,468 during the three months ended June 30, 2006, compared to operating income of $283,742 during the three months ended June 30, 2005, an increase of $1,783,726. As a percentage of revenue, operating margins on electrical construction operations increased to 18.5% for the three months ended June 30, 2006 from 5.4% for the three months ended June 30, 2005. The increase in operating margins and operating income for the three month period ended June 30, 2006 was largely the result of the Company’s ability to spread fixed costs over a larger revenue base.

Real estate development operations had an operating income of $92,804 in the three months ended June 30, 2006, compared to $1,398,644 in the three months ended June 30, 2005, a decrease of $1,305,840. As a percentage of revenue, operating margins decreased to 8.9% for the three months ended June 30, 2006 from 33.4% for the three months ended June 30, 2005. The decrease in operating margins as a percentage of revenue for the three month period ended June 30, 2006 resulted from the same factors that led to a decrease in revenue for the period, as discussed above. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year-to-year operating margin comparisons.

Costs and Expenses

Total costs and expenses, and the components thereof, increased 25.9% to $10,724,695 in the three months ended June 30, 2006 from $8,517,423 in the three months ended June 30, 2005.

Electrical construction cost of goods sold increased to $8,460,325 in the three months ended June 30, 2006 from $4,335,895 in the three months ended June 30, 2005, an increase of $4,124,430. The increase in costs reflects the costs associated with a higher level of construction activities.

Real estate development cost of goods sold decreased to $827,489 in the three months ended June 30, 2006 from $2,475,035 in the three months ended June 30, 2005. The decrease in costs is due to the level of units under contract, the dissimilar design, size and stage of construction between the two projects, and the reversal of previously reported costs for three condominium unit sales contract cancellations due to buyer defaults within our Oak Park project.

The following table sets forth the depreciation and amortization expense for each respective segment for the three months ended June 30 as indicated:

	2006 (unaudited)	2005 (unaudited)

Electrical construction	$586,508	$609,302
Real estate development	6,547	5,524
Corporate	35,065	20,221

Total	$628,120	$635,047

The depreciation and amortization expense decreased slightly to $628,120 in the three months ended June 30, 2006, compared to $635,047 in the three months ended June 30, 2005, a decrease of 1.1%. The decrease in the depreciation and amortization expense was primarily a result of a slight reduction in depreciation expense due to an increase in certain assets that were fully depreciated by December 31, 2005.

The following table sets forth SG&A expenses for each respective segment for the three months ended June 30 as indicated:

	2006 (unaudited)	2005 (unaudited)

Electrical construction	$80,684	$47,879
Real estate development	119,700	307,377
Corporate	619,390	707,121

Total	$819,774	$1,062,377

In the three months ended June 30, 2006, total SG&A expenses decreased by $242,603, or 22.8%, when compared to the like period in 2005. The decrease is primarily attributable to a decrease in selling expenses in the real estate segment, which is directly related to the decrease in revenues within this segment and period. SG&A expenses, as a percentage of revenue, decreased to 6.7% for three months ended June 30, 2006 compared to 11.2% in the like period for 2005.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30 as indicated:

	2006 (unaudited)	2005 (unaudited)

Income taxes	$609,831	$375,035
Effective income tax rate	38.5%	39.5%

The Company’s effective tax rate for the three months ended June 30, 2006 was 38.5%. This is the Company’s expected tax rate for the year ending December 31, 2006, which was calculated based on the estimated annual operating results for the year. The effective tax rate differs from the federal statutory rate of 34% for the three months ended June 30, 2006 largely due to state income taxes. The Company’s effective tax rate for the three months ended June 30, 2005 was 39.5%. The effective tax rate differs from the federal statutory rate for the three months ended June 30, 2005 largely due to state income taxes.

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

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of June 30, 2006 we had cash and cash equivalents of $4,340,682 and working capital of $14,338,671 as compared to cash and cash equivalents of $2,912,494 and working capital of $12,488,380 as of December 31, 2005. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Summary

Net cash flows for each of the six month periods ended June 30 were as follows:

	2006 (unaudited)	2005 (unaudited)

Net cash provided by (used in) operating activities	$4,658,568	$(2,392,460)
Net cash provided by (used in) investing activities	(1,270,972)	(1,487,126)
Net cash provided by (used in) financing activities	(1,959,408)	1,307,565

Net increase (decrease) in cash and cash equivalents	$1,428,188	$(2,572,021)

Operating Activities

Cash flows from operating activities are comprised of income from continuing and discontinued operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash provided by our operating activities totaled $4,658,568 in the six months ended June 30, 2006, compared to cash used of $2,392,460 from operating activities for the same period in 2005. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Net cash provided by contracts receivable within the real estate segment for the six months ended June 30, 2006 was $4,292,613 when compared to cash used of $5,317,737 for the same period in 2005. This increase in cash provided was mainly due to settlements of contracts on completed units within the Oak Park real estate development project. This was partially offset by the cash used in residential properties under construction relating to the start up costs associated with the Pineapple House real estate development project and costs and estimated earnings in excess of billings on uncompleted contracts due to the increase in the volume of work when compared to the same period last year.

Days of Sales Outstanding Analysis

Days of sales outstanding (“DSO”) is calculated by dividing the respective quarter’s ending net accounts receivable, accrued billings, costs and estimated earnings in excess of billings on uncompleted contracts (net of allowance for doubtful accounts and billings in excess of costs) balance by the result of the respective quarter’s net revenues divided by the days in the quarter. This DSO calculation is applied only to the electrical construction segment. The DSO for accounts receivable, accrued billings and costs and estimated earnings in excess of billings on uncompleted contracts have decreased when compared to prior years as shown below:

Quarter Ended June 2006	78
Quarter Ended March 2006	84
Quarter Ended December 2005	81

The main reason for the decrease in the DSO for the quarter ended June 30, 2006 compared to the previous quarter is the increased revenue recognized during the quarter while net accounts receivable (net of allowance for doubtful accounts and billings in excess of costs) decreased slightly.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2006 was $1,270,972 compared to $1,487,126 for the same period in 2005. This decrease was primarily attributable to a reduction in the purchase of property and equipment within the electrical construction segment.

The capital budget for 2006 is expected to total approximately $5.1 million, which includes $1,438,503 in capital expenditures incurred during the six months ended June 30, 2006. The majority of these expenditures were for investment in equipment upgrades and fleet expansion in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2006 was $1,959,408 compared to cash provided by financing activities of $1,307,565 during the same period in 2005. The increase in cash used by financing activities is mainly due to the repayment of the $5,000,000 Real Estate Loan partially offset by new borrowings made from the Company’s $3.0 million Working Capital Loan totaling $1,156,450 and the borrowings within the real estate segment of $2,359,576 used for the development of Pineapple House. See note 6 of the notes to consolidated financial statements for more information regarding these borrowings. In addition there were no treasury stock purchases for the six months ended June 30, 2006 compared to approximately $209,156 used to purchase treasury stock during the same period in 2005.

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

Contractual Obligations

The following table summarizes the Company’s future aggregate contractual obligations at June 30, 2006:

	Payments Due By Period
	(in thousands)
	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Operating leases	$850	$128	$287	$435	$—
Capital leases, including interest (1)	1,092	288	525	279	—
Purchase obligations (2)	2,182	1,461	452	269	—
Long-term debt - principal (3)	1,084	867	217	—	—
Long-term debt - interest (4)	255	68	60	59	68

Total	$5,463	$2,812	$1,541	$1,042	$68

(1)	Capital leases include new agreements with Branch Banking and Trust Company as discussed in note 6 of notes to the consolidated financial statements.
(2)

Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These amounts represent the employment contract of the CEO and other purchase obligations.

(3)	Excludes $3.8 million of debt which matures within the next 12 months.
(4)

Includes approximately $29,200 per year of interest on loans against the cash surrender value of life insurance policies, included in other long term assets and approximately $40,697 of interest on an equipment loan for the electrical construction segment (see note 6).

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. For example, electrical construction projects are generally subject to cancellation and, in the real estate segment, there can be no assurance that settlements of condominiums subject to contracts for sale will occur or that construction will progress as expected. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; ability to acquire land; ability to obtain additional construction financing; adverse weather; natural disasters; and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth elsewhere in this document, including in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in the Risk Factors section of our Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure is related to interest rate risk. At June 30, 2006, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points (i.e., 1%) would not materially affect our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

Changes in internal controls

No changes in the Company’s internal controls over financial reporting occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the United States Environmental Protection Agency regarding the Anderson-Calhoun mine/mill site in note 5 of notes to the consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors.

Information regarding risk factors appears in “Risk Factors” in Part I – Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Forward-Looking Statements,” in Part I - Item 2 of this Form 10-Q and in Part II - Item 7 of the Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information on a monthly basis regarding the Company’s purchases of its Common Stock during the second quarter of 2006:

	Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs

04/1/06-04/30/06	—	—	—	1,275,778
05/1/06-05/31/06	—	—	—	1,275,778
06/1/06-06/30/06	—	—	—	1,275,778

Total	—	—	—	1,275,778

(1)

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 25, 2006, permits the purchase of up to 3,500,000 shares until September 30, 2007. As of June 30, 2006, the Company has repurchased under the repurchase plan 2,224,222 shares of its Common Stock at a cost of $1,156,513 (average cost of $0.52 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on May 25, 2006.

(b) At the Annual Meeting of Stockholders, the shareholders voted to elect the following seven directors to the Board of Directors. Set forth below are the votes cast in the election of directors:

Directors	Votes For	Votes Withheld

Thomas E. Dewey, Jr.	20,455,333	198,183
Harvey C. Eads, Jr.	20,453,381	200,135
John P. Fazzini	20,448,738	204,778
Danforth E. Leitner	20,452,908	200,608
Al Marino	20,456,726	196,790
Dwight W. Severs	20,458,331	195,185
John H. Sottile	20,406,821	246,695

(c) The shareholders also voted to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006 with 20,467,924 votes cast for, 168,192 votes cast against, 17,400 votes abstained and 0 broker non-votes.

Item 6.	Exhibits.

10-1

Loan Agreement, dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company Relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No.1-7525).

10-2

Revolving Line of Credit Promissory Note of Southeast Power Corporation Relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No.1-7525).

10-3

Guaranty, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No.1-7525).

10-4

Security Agreement, dated July 13, 2006, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No.1-7525).

10-5

Unconditional Guaranty, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

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

THE GOLDFIELD CORPORATION
(Registrant)
Dated: August 10, 2006

/s/Stephen R. Wherry

(Stephen R. Wherry)
Senior Vice President, Chief Financial Officer (Principal Financial Officer),
Treasurer, Assistant Secretary and
Principal Accounting Officer.