Form 10-Q
period 2006-09-30
GOLDFIELD CORP
filed 2006-11-15
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

          As of November 1, 2006, 25,572,092 shares of the Registrant’s common stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED September 30, 2006

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$9,392,058	$2,912,494
Restricted cash - discontinued operations (Note 5)	—	7,845
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $23,542 as of September 30, 2006 and December 31, 2005	4,617,855	6,443,563
Contracts receivable (Note 2)	7,332,018	10,529,004
Current portion of notes receivable	41,454	41,453
Construction inventory (Note 3)	293,319	—
Real estate inventories (Note 3)	801,411	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,389,528	1,247,367
Deferred income taxes (Note 8)	342,300	928,700
Income taxes recoverable	—	951
Residential properties under construction (Note 4)	2,612,581	196,287
Prepaid expenses	537,360	401,348
Other current assets	85,654	15,234

Total current assets	28,445,538	22,724,246

Property, buildings and equipment, at cost, net of depreciation and amortization of $13,254,966 as of September 30, 2006 and $12,491,955 as of December 31, 2005	9,297,160	8,094,829

Notes receivable, less current portion	412,813	468,639

Deferred charges and other assets
Land and land development costs (Note 4)	710,495	1,787,077
Cash surrender value of life insurance	307,121	320,784
Other assets	474,092	85,618

Total deferred charges and other assets	1,491,708	2,193,479

Total assets	$39,647,219	$33,481,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,780,204	$3,988,650
Billings in excess of costs and estimated earnings on uncompleted contracts	—	51,575
Notes payable, due within one year (Note 6)	6,673,277	5,866,664
Capital leases, due within one year (Note 6)	301,383	—
Federal and state income taxes payable (Note 8)	323,643	201,455
Current liabilities of discontinued operations (Note 5)	52,981	127,522

Total current liabilities	12,131,488	10,235,866
Deferred income taxes, noncurrent (Note 8)	787,446	845,400
Other accrued liabilities, noncurrent	18,464	—
Notes payable, less current portion (Note 6)	1,211,000	917,292
Capital leases, less current portion (Note 6)	986,178	—

Total liabilities	15,134,576	11,998,558

Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity
Preferred stock, $1 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share, 40,000,000 shares authorized; 27,813,772 shares issued at September 30, 2006 and December 31, 2005	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	4,424,943	1,394,809

Total	25,688,003	22,657,869
Less common stock in treasury, at cost; 2,241,680 shares at September 30, 2006 and 2,241,580 shares at December 31, 2005	1,175,360	1,175,234

Total stockholders’ equity	24,512,643	21,482,635

Total liabilities and stockholders’ equity	$39,647,219	$33,481,193

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenue
Electrical construction	$8,903,823	$7,776,247	$30,582,150	$20,160,935
Real estate development	3,244,927	3,479,366	7,794,414	8,797,103

Total revenue	12,148,750	11,255,613	38,376,564	28,958,038

Costs and expenses
Electrical construction	7,189,242	6,369,406	23,772,776	16,622,873
Real estate development	2,187,300	2,066,447	5,336,218	5,233,934
Depreciation and amortization	607,185	543,082	1,834,595	1,803,860
Selling, general and administrative	965,393	1,014,889	2,883,523	2,828,045
Provision for doubtful accounts	—	23,542	—	23,542
Other (income) general expenses	4,439	1,673	(24,884)	12,228

Total costs and expenses	10,953,559	10,019,039	33,802,228	26,524,482

Total operating income	1,195,191	1,236,574	4,574,336	2,433,556

Other income (expenses), net
Interest income	90,525	23,464	142,210	77,354
Interest expense, net	(61,430)	(31,762)	(161,386)	(98,221)
Other	19,683	1,712	133,304	7,736

Total other income (expenses), net	48,778	(6,586)	114,128	(13,131)

Income from continuing operations before income taxes	1,243,969	1,229,988	4,688,464	2,420,425
Income taxes (Note 8)	479,434	488,051	1,806,967	954,596

Income from continuing operations	764,535	741,937	2,881,497	1,465,829
Gain (loss) from discontinued operations, net of tax (Note 5)	148,637	(10,291)	148,637	(24,819)

Net income	$913,172	$731,646	$3,030,134	$1,441,010

Earnings per share of common stock - basic and diluted (Note 9)
Continuing operations	$0.03	$0.03	$0.11	$0.06

Discontinued operations	0.01	—	0.01	—

Net income	$0.04	$0.03	$0.12	$0.06

Weighted average common shares and equivalents used in the calculations of earnings per share
Basic	25,572,159	25,517,191	25,572,181	25,678,319

Diluted	25,572,159	25,557,919	25,572,181	25,715,002

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities
Net income from continuing operations	$2,881,497	$1,465,829
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	1,834,595	1,803,860
Provision for doubtful accounts	—	23,542
Deferred income taxes	528,446	939,621
(Gain) loss on sale of property and equipment	(24,884)	12,228
Changes in operating assets and liabilities
Accounts receivable and accrued billings	1,825,708	(582,101)
Contracts receivable	3,196,986	(8,762,703)
Construction inventory	(293,319)	—
Real estate inventories	(801,411)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,142,161)	(2,123,487)
Land and land development costs	1,076,582	299,362
Residential properties under construction	(2,416,294)	(112,515)
Income taxes recoverable	951	(11,624)
Income taxes payable	122,188	—
Prepaid expenses and other assets	(594,906)	(435,512)
Accounts payable and accrued liabilities	810,018	2,288,900
Billings in excess of costs and estimated earnings on uncompleted contracts	(51,575)	(7,229)

Net cash provided by (used in) operating activities of continuing operations	6,952,421	(5,201,829)
Net cash provided by (used in) operating activities of discontinued operations	81,940	(53,564)

Net cash provided by (used in) operating activities	7,034,361	(5,255,393)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	250,652	70,231
Proceeds from notes receivable	55,826	32,965
Purchases of property and equipment	(1,859,092)	(1,974,588)
Cash surrender value of life insurance	13,663	7,918

Net cash used in investing activities	(1,538,951)	(1,863,474)

Cash flows from financing activities
Proceeds from term debt	5,539,319	—
Repayments on term debt	(649,998)	(650,003)
Net (repayments) borrowings under lines of credit	(3,789,000)	3,593,753
Repayments on capital leases	(116,041)	—
Purchase of treasury stock	(126)	(209,179)

Net cash provided by financing activities of continuing operations	984,154	2,734,571

Net increase (decrease) in cash and cash equivalents	6,479,564	(4,384,296)
Cash and cash equivalents at beginning of period	2,912,494	6,827,685

Cash and cash equivalents at end of period	$9,392,058	$2,443,389

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$144,882	$82,599
Income taxes paid	1,245,060	11,624
Supplemental disclosure of non-cash flow information
Equipment acquired under capital leases	$1,403,602	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of September 30, 2006, outstanding contracts receivable amounted to $7,332,018, all of which is for our Pineapple House condominium project. As of December 31, 2005, outstanding contracts receivable amounted to $10,529,004, all of which was for our Oak Park project. As of September 30, 2006, $2,242,940 in non-refundable earnest money deposits was held by a third party, all of which was for our Pineapple House project as compared to $3,382,875 as of December 31, 2005, $2,195,450 for Pineapple House and $1,187,425 for Oak Park.

The Company’s real estate development operations do not extend financing to buyers and, therefore, sales proceeds are received in full upon closing.

Note 3 -	Inventories

Construction inventory, which consists primarily of condominium construction materials, is stated at lower of cost or market.

Real estate inventories, which consist of completed condominium units held for sale, are carried at the lower of cost or fair value less cost to sell. We had four completed condominium units held for sale within our Oak Park project at September 30, 2006. There were no completed condominium units at December 31, 2005.

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

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the “Work Group”) through which the Work Group has agreed how to perform and finance the EE/CA. Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent (“AOC”) with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA. Field work and the EE/CA Report (addressing the characterization of environmental conditions at the Site) have been completed and submitted to the EPA. The Company expects that during the fall and early winter of 2006, the Work Group will obtain approval for the final EE/CA Report and the EPA will decide what additional response action (remediation) it will require at the Site. The EPA has indicated that it expects response actions at the Site to be completed during the 2007 construction season.

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

Beginning in September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. The provision was decreased by $238,315 during the nine month period ended September 30, 2006, decreasing the cumulative net expense to $174,572, which represents the current estimate of the Company’s share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of September 30, 2006, the Company has recorded a reserve balance for the EE/CA study process, future EE/CA oversight costs and estimated EPA response costs of $52,981 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount. The EPA has indicated that it has made no determination whether any additional response action (remediation) will be required at the Site and will not do so until after completion of the EE/CA process. At this stage, the Company does not have sufficient information to determine the potential extent and nature of any necessary future response action (remediation) at the Site, or to estimate the potential additional future cost of such action or the Company’s potential liability for such costs. One of the Company’s former general liability insurance carriers has accepted the defense of this matter and has agreed to pay an 80 percent share of costs of defense incurred to date, all subject to certain reservation of rights as to coverage. The Company was reimbursed $238,315 during the three month period ended September 30, 2006, representing 80 percent of the Company’s insurable costs incurred from the inception of this matter through February 28, 2006. Another of the Company’s former general liability insurance carriers has also accepted the defense of this matter, subject to certain reservation of rights as to coverage; however, that insurer has not yet advised the Company as to the share of costs it is willing to cover, and has not yet made any payment to the Company. The Company will record any additional reimbursement upon receipt as a reduction to our net expense within discontinued operations.  The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

The following table presents certain unaudited operating results of the discontinued operations for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Provision for remediation	$—	$(16,500)	$—	$(39,793)

Gain (loss) from discontinued operations before income taxes	238,315	(16,500)	238,315	(39,793)
Income taxes (benefit)	89,678	(6,209)	89,678	(14,974)

Gain (loss) from discontinued operations, net of tax	$148,637	$(10,291)	$148,637	$(24,819)

The Company’s effective tax (benefit) rate related to discontinued operations for each of the nine and three month periods ended September 30, 2006 and September 30, 2005 was 37.6%. The effective tax (benefit) rate differs from the statutory rate of 34% primarily due to state income taxes.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	September 30, 2006	December 31, 2005
	(unaudited)

Current assets
Cash in escrow	$—	$7,845

Total assets of discontinued operations	$—	$7,845

Current liabilities
Reserve for remediation	$52,981	$127,522

Total liabilities of discontinued operations	$52,981	$127,522

Note 6 -	Notes Payable and Capital Leases

Notes Payable

On August 26, 2005, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) and Branch Banking and Trust Company (the “Bank”), entered into three loan agreements and a series of related ancillary agreements providing for: (1) a revolving line of credit loan for a maximum principal amount of $1.0 million, which was subsequently increased to $3.0 million by an amendment dated March 14, 2006, to be used as a “Working Capital Loan,” (2) a revolving line of credit loan for a maximum principal amount of $2.0 million to be used as an “Equipment Loan” and (3) a revolving line of credit for a maximum principal amount of $6.0 million to be used as a “Real Estate Loan.”

The $3.0 million Working Capital Loan will be used by the Company for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement interest is payable monthly at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (7.13% and 6.11% as of September 30, 2006 and December 31, 2005, respectively). On September 28, 2006, we entered into a loan renewal with the Bank, effective as of August 26, 2006, which extended the maturity date of the loan until August 26, 2007. We expect to renew this loan at that time for an additional year. The loan is guaranteed by the Company and named subsidiaries and includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company and named subsidiaries to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. There were no borrowings outstanding under this agreement as of September 30, 2006 and December 31, 2005.

The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of September 30, 2006.

The $2.0 million Equipment Loan replaced an existing term loan with another bank. Future draws are at the request of the Company and the discretion of the Bank. Under the terms of the agreement principal plus interest are payable monthly in the amount of $72,222 principal plus accrued interest. The interest is payable at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (7.13% and 6.11% as of September 30, 2006 and December 31, 2005, respectively). The maturity date of the loan is February 26, 2008. The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $866,664 and $1,516,662 as of September 30, 2006 and December 31, 2005, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, outside debt limitations, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of September 30, 2006.

The $6.0 million Real Estate Loan replaced an existing term loan with another bank. The proceeds of the Real Estate Loan will be used by the Company for financing the costs of certain qualified real estate projects in Florida. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eight-tenths percent (7.13% and 6.11% as of September 30, 2006 and December 31, 2005, respectively). On September 28, 2006, we entered into a loan renewal with the Bank, effective as of August 26, 2006, which extended the maturity date of the loan until August 26, 2007. We expect to renew this loan at that time for an additional year. All of the net proceeds from the sale of a qualified project shall first be applied against the principal balance due on the note until the note is satisfied in full. As security for the loan, the Company and the subsidiary of the Company which has legal title to the real property to be developed have agreed to execute an agreement not to encumber or transfer property with respect to the property to be developed. The loan is guaranteed by the Company and named subsidiaries and draws for all projects are not to exceed the total costs of all projects. As of September 30, 2006, there were no borrowings outstanding under this agreement. Borrowings outstanding under this agreement were $5,000,000 as of December 31, 2005. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of September 30, 2006.

On November 18, 2005, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park and the Bank, entered into a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eighty-five one-hundredths percent (7.18% and 6.16% as of September 30, 2006 and December 31, 2005, respectively). The maturity date of the loan is November 18, 2007. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $5,806,613 and $267,294 as of September 30, 2006 and December 31, 2005, respectively. The loan is secured by a Mortgage and Security Agreement. The loan agreement includes covenants and agreements that are customary for loan agreements of this type, and also provides that construction on the initial phase of the Pineapple House development must be completed by October 1, 2007. In addition, the loan agreement includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company, Southeast Power, Bayswater, Pineapple House or Oak Park to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. Pursuant to the loan agreement, the Company has agreed that $1.0 million of the $6.0 million Real Estate Loan will not be available to the Company until a specified level of progress with respect to the concrete structure has been achieved on the initial phase of Pineapple House. The Company was in compliance with all such covenants as of September 30, 2006.

On July 13, 2006, the Company, the Company’s wholly owned subsidiary, Southeast Power and the Bank, entered into a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eight-tenths percent (7.13% and 6.11% as of September 30, 2006 and December 31, 2005, respectively). The maturity date of the loan is December 13, 2010. Southeast Power must make monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power must pay monthly installments of principal, in addition to interest on the principal balance outstanding, until maturity. Borrowings outstanding under this loan agreement were $1,211,000 as of September 30, 2006. There were no borrowings outstanding under this agreement as of December 31, 2005. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof. The loan agreement includes covenants and agreements that are customary for loan agreements of this type. In addition, at the Bank’s option, the Bank may treat any default in payment or performance by Southeast Power, the Company or any of their subsidiaries or affiliates under any other loans, contracts or agreements with the Bank or its affiliates as a default under this loan agreement.

Interest costs related to the construction of condominiums are capitalized. During the three month period ended September 30, 2006 and 2005, the Company capitalized interest costs of $78,618 and $43,716, respectively. During the nine month periods ended September 30, 2006 and 2005, the Company capitalized interest costs of $217,603 and $57,581, respectively.

Capital Leases

The Company enters into non-cancelable capital leases for the acquisition of certain machinery and equipment needs. Under the current capital leases, ownership transfers to the Company at the end of the lease term. No restrictions are imposed by the lease agreements regarding additional debt or further leasing. As of September 30, 2006, the cost and accumulated depreciation of equipment under capital leases amounted to $1,403,602 and $83,126, respectively. As of December 31, 2005, there was no equipment under capital leases. Remaining payments under these lease agreements were $1,504,510 as of September 30, 2006. Depreciation for assets under capital leases is included in depreciation and amortization expenses.

The schedule of payments of our notes payable and capital leases as of September 30, 2006 is as follows:

2006	$317,484
2007	7,004,048
2008	721,957
2009	701,200
2010	644,098

Total payments of debt	9,388,787
Less: Amount representing interest on capital leases	(216,949)

Total net payments	$9,171,838

Note 7 -	Commitments and Contingencies

Operating Leases

The Company leases its principal office space under a seven-year non-cancelable operating lease and several off-site storage facilities, used to store equipment and materials, under a month-to-month lease arrangement. Within the provisions of our principal office lease, there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. Our lease requires payment of property taxes, insurance and maintenance costs in addition to the rent payments.

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2006 are as follows:

2006	$34,005
2007	139,378
2008	142,132
2009	146,884
2010	151,802
Thereafter	196,438

Total minimum operating lease payments	$810,639

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2006, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $10,005,000.

Note 8 -	Income Taxes

At September 30, 2006, the Company had tax net operating loss (“NOL”) carryforwards of approximately $82,000 available to offset future taxable income, which if unused will expire in 2024. The Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $156,000, which are available to reduce future federal income taxes over an indefinite period. The net deferred tax asset decreased from $928,700 at December 31, 2005 to $342,300 at September 30, 2006 due to the utilization of NOL and AMT credit carryforwards on an annualized basis. The net deferred tax liability decreased from $845,400 at December 31, 2005 to $787,446 at September 30, 2006 due to an adjustment for prior year year temporary differences. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $1,510,000.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income taxes	$479,434	$488,051	$1,806,967	$954,596
Effective income tax rate	38.5%	39.7%	38.5%	39.4%

The Company’s effective tax rate for the three months ended September 30, 2006 was 38.5%. The effective tax rate differs from the federal statutory rate of 34% for the three months ended September 30, 2006 primarily due to state income taxes. The Company’s effective tax rate for the three months ended September 30, 2005 was 39.7%. The effective tax rate differs from the federal statutory rate for the three months ended September 30, 2005 largely due to state income taxes.

The Company’s effective tax rates for the nine months ended September 30, 2006 and 2005 were 38.5% and 39.4%, respectively. These were the Company’s expected tax rates for the years ending December 31, 2006 and 2005, which were calculated based on the estimated annual operating results for each year. The effective tax rates differ from the federal statutory rate for the nine months ended September 30, 2006 and 2005 primarily due to state income taxes.

Note 9-	Earnings Per Share of Common Stock and Stock Repurchase Plan

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include dilution from potential common stock equivalents, such as stock options outstanding. The following tables set forth the computation of basic and diluted earnings per share for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Continuing operations
Income from continuing operations	$764,535	$741,937	$2,881,497	$1,465,829
Discontinued operations
Gain (loss) from discontinued operations, net of tax	148,637	(10,291)	148,637	(24,819)

Net income	$913,172	$731,646	$3,030,134	$1,441,010

Weighted average common shares outstanding	25,572,159	25,517,191	25,572,181	25,678,319

Earnings per share-basic
Continuing operations	$0.03	$0.03	$0.11	$0.06
Discontinued operations	0.01	—	0.01	—

Net income	$0.04	$0.03	$0.12	$0.06

Weighted average dilutive shares from stock option plan	—	40,728	—	36,683

Weighted average common shares outstanding including dilutive shares	25,572,159	25,557,919	25,572,181	25,715,002

Earnings per share-diluted
Continuing operations	$0.03	$0.03	$0.11	$0.06
Discontinued operations	0.01	—	0.01	—

Net income	$0.04	$0.03	$0.12	$0.06

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 25, 2006, permits the purchase of up to 3,500,000 shares until September 30, 2007. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. During the three month period ended September 30, 2006, the Company repurchased 100 shares of its common stock at a cost of $126 (average cost of $1.26 per share). The total number of shares repurchased under the Repurchase Plan as of September 30, 2006, was 2,224,322 at a cost of $1,156,640 (average cost of $0.52 per share) and the remaining number of shares the Company is authorized to repurchase under the Repurchase Plan is 1,275,678. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 10 -	Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated. The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Continuing operations
Revenues
Electrical construction	$8,903,823	$7,776,247	$30,582,150	$20,160,935
Real estate development	3,244,927	3,479,366	7,794,414	8,797,103

Total revenues	12,148,750	11,255,613	38,376,564	28,958,038

Operating expenses
Electrical construction	7,828,546	6,931,457	25,646,268	18,482,051
Real estate development	2,425,694	2,376,465	5,988,192	5,959,517
Corporate	699,319	711,117	2,167,768	2,082,914

Total operating expenses	10,953,559	10,019,039	33,802,228	26,524,482

Operating income
Electrical construction	1,075,277	844,790	4,935,882	1,678,884
Real estate development	819,233	1,102,901	1,806,222	2,837,586
Corporate	(699,319)	(711,117)	(2,167,768)	(2,082,914)

Total operating income	1,195,191	1,236,574	4,574,336	2,433,556

Other income (expenses), net
Electrical construction	(2,855)	(23,315)	(46,619)	(66,573)
Real estate development	18,155	—	124,037	1,107
Corporate	33,478	16,729	36,710	52,335

Total other income (expenses), net	48,778	(6,586)	114,128	(13,131)

Net income before taxes
Electrical construction	1,072,422	821,475	4,889,263	1,612,311
Real estate development	837,388	1,102,901	1,930,259	2,838,693
Corporate	(665,841)	(694,388)	(2,131,058)	(2,030,579)

Total net income before taxes	$1,243,969	$1,229,988	$4,688,464	$2,420,425

Operating income is total operating revenue less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income excludes interest expense, interest and other income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth certain segment information as of the dates indicated:

	September 30, 2006	December 31, 2005
	(unaudited)

Identifiable assets
Electrical construction	$22,536,786	$17,130,082
Real estate development	12,147,288	12,741,299
Corporate	4,963,145	3,601,967
Discontinued operations	—	7,845

Total	$39,647,219	$33,481,193

Note 11 -	The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the “Plan”), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries.

Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, treasury shares or shares purchased on the open market. The exercise price under such grants, if applicable, will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. Any options granted under the Plan must be exercised within 10 years of the date of grant and are vested equally over a 3 year period. On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant. No stock options were granted during the nine month periods ended September 30, 2006 and 2005. As of September 30, 2006 and December 31, 2005 there were no options outstanding.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment (Revised 2004)” (“SFAS 123R”) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. Originally, SFAS 123R required that companies adopt the provision of SFAS 123R as of the first interim or annual reporting period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which deferred the compliance date of SFAS 123R until 2006 for calendar year companies such as Goldfield. We implemented the provisions of SFAS 123R in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.

Note 12 -	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue-producing transactions in the notes to the consolidated financial statements. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statement disclosures.

Note 13 -	Customer Concentration

A significant portion of our electrical construction revenue has historically been derived from two or three utility customers each year. For the three and nine months ended September 30, 2006, our two largest customers accounted for approximately 85% and 86% respectively, of the Company’s total revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and accompanying notes of The Goldfield Corporation and subsidiaries included elsewhere in this Quarterly Report on Form 10-Q and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and the audited financial statements and accompanying notes included in our Annual Report on Form 10-K.

Overview

Through our subsidiary Southeast Power Corporation, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power is based in Titusville, Florida, and performs electrical contracting services in the southeastern and mid-Atlantic regions of the United States.

We are also involved, through our subsidiary Bayswater Development Corporation, in the development of residential condominium projects, on the east coast of Central Florida. We have completed development of four condominium projects to date, and are currently in development of our latest project, Pineapple House.

The Company’s revenue from electrical construction operations increased 51.7% for the nine month period ended September 30, 2006 and increased 14.5% for the three month period ended September 30, 2006 as compared to the same periods in the prior year. The increase in revenue for the nine and three month periods ended September 30, 2006 was primarily the result of the Company executing larger transmission line construction projects. Operating margins of our electrical construction operations increased to 16.1% for the nine month period ended September 30, 2006 from 8.3% for the like period in 2005, primarily the result of performance improvements related to our transmission line construction projects. Operating margins of our electrical construction operations increased to 12.1% for the three months ended September 30, 2006 from 10.9% for the like period in 2005, primarily the result of improvements in labor performance and efficiency on transmission line construction projects within the electrical construction segment of our business.

Revenues from our real estate development operations decreased by approximately 11% for the nine month period ended September 30, 2006 and decreased approximately 7% for the three month period ended September 30, 2006 as compared to the same periods in 2005. The decrease in revenue for the nine month period ended September 30, 2006 was mainly the result of three condominium unit sales contract cancellations in the second quarter ended June 30, 2006 due to buyer defaults within our Oak Park project as a result of a weaker condominium market in Florida. The decrease in revenue for the three month period ended September 30, 2006 was mainly the result of the level of units under contract, and the dissimilar design, size, and stage of construction between the two projects, although it is impossible to quantify the individual effect of each of these factors. Operating margins of our real estate development operations decreased to 23.2% for the nine month period ending September 30, 2006 from 32.3% for the like period in 2005. The decrease in operating margins for the nine month period ended September 30, 2006 was mainly the result of the level of units under contract, the dissimilar design, size, the stage of construction between the two projects, and reversing previously reported profits for the aforementioned defaults within Oak Park. Operating margins as a percentage of revenue decreased to 25.3% for the three months ended September 30, 2006 from 31.7% for the like period in 2005. The decrease in operating margins as a percentage of revenue for the three month period ended September 30, 2006 resulted from the same factors that led to a decrease in revenue for the period, as discussed above. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year-to-year operating margin comparisons.

If the current weakness in the Florida condominium market continues, or if the market deteriorates further, this would have an adverse impact on the sales and pricing of our condominium units, the settlement of existing contracts, and on the results of our real estate development operations. We cannot predict whether the Florida condominium market will improve, or when any such improvement may take place.

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

Percentage of Completion – Electrical Construction Segment

A number of factors relating to our electrical construction segment affect the recognition of contract revenue. The Company recognizes revenue from fixed price contracts using the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs. Total estimated costs, and thus contract income, are impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials and governmental regulation may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and the detailed approach in determining our cost estimates for all of our significant projects we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. There were no contract loss accruals recorded in the nine month or three month periods ended September 30, 2006 or 2005.

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

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during any of the nine or three month periods ended September 2006 and 2005. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

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

As of September 30, 2006, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards which will expire in 2024 and alternative minimum tax (“AMT”) credit carryforwards which are available to reduce future federal income taxes over an indefinite period, as described in note 8 of the notes to the consolidated financial statements contained herein. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their expiration date and the AMT credit carryforwards which have no expiration date. Therefore, the Company has not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax asset is approximately $1,510,000.

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

Beginning in September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies)”, and Statement of Position 96-1, “Environmental Remediation Liabilities”, the Company has recognized a net expense (within discontinued operations) for this matter. The provision was decreased by $238,315 during the nine month period ended September 30, 2006, decreasing the cumulative net expense to $174,572, which represents the current estimate of the Company’s share of the costs associated with an emergency removal action previously undertaken by the EPA, the anticipated cost of the EE/CA study and the anticipated professional fees associated with the EE/CA study. Total actual remediation costs to be incurred in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

One of the Company’s former general liability insurance carriers has accepted the defense of this matter and has agreed to pay an 80 percent share of costs of defense incurred to date, all subject to certain reservation of rights as to coverage. The Company was reimbursed $238,315 during the three month period ended September 30, 2006, representing 80 percent of the Company’s insurable costs incurred from the inception of this matter through February 28, 2006. Another of the Company’s former general liability insurance carriers has also accepted the defense of this matter, subject to certain reservation of rights as to coverage; however, that insurer has not yet advised the Company as to the share of costs it is willing to cover, and has not yet made any payment to the Company. The Company will record any additional reimbursement upon receipt as a reduction to our net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

The Company has entered into a Cost Sharing Agreement with two other PRPs (Combustion Engineering and Blue Tee Corp.) (collectively, the “Work Group”) through which the Work Group has agreed how to perform and finance the EE/CA. Pursuant to the Cost Sharing Agreement, the Work Group has agreed to share equally the costs of the EE/CA, subject to re-allocation of such costs among the Work Group after completion of the EE/CA. The Work Group has also entered into an Administrative Order on Consent (“AOC”) with the EPA, wherein the Work Group members have agreed to perform and finance the EE/CA. Field work and the EE/CA Report (addressing the characterization of environmental conditions at the Site) have been completed and submitted to the EPA. The Company expects that during the fall and early winter of 2006, the Work Group will obtain approval for the final EE/CA Report and the EPA will decide what additional response action (remediation) it will require at the Site. The EPA has indicated that it expects response actions at the Site to be completed during the 2007 construction season.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

CONTINUING OPERATIONS

Consolidated Results

Revenues:  Consolidated revenues for the nine months ended September 30, 2006 increased by 32.5% to $38,376,564, compared to $28,958,038 in the nine months ended September 30, 2005 primarily as a result of increased revenue in electrical construction activities, partially offset by a decrease in revenue from real estate development activities.

Operating Income:  Consolidated operating income increased to $4,574,336 for the nine months ended September 30, 2006, compared to $2,433,556 for the like period in 2005. Operating margins increased to 11.9% for the period ended September 30, 2006 from 8.4% for the same period in 2005, primarily due to increases in labor production and efficiencies on our larger transmission line construction projects.

Income Taxes:  The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Income taxes	$1,806,967	$954,596
Effective income tax rate	38.5%	39.4%

The Company’s effective tax rates for the nine months ended September 30, 2006 and 2005 were 38.5% and 39.4%, respectively. These were the Company’s expected tax rates for the years ending December 31, 2006 and 2005, which were calculated based on the estimated annual operating results for each year. The effective tax rates differ from the federal statutory rate for the nine months ended September 30, 2006 and 2005 primarily due to state income taxes.

Income from Continuing Operations:  Income from continuing operations for the nine months ended September 30, 2006 increased by 96.6% to $2,881,497 versus $1,465,829 for the corresponding period last year. This increase was attributable to both the increased size of transmission line construction projects in process during the period and increases in labor efficiency on transmission line construction projects during the period.

Segment Results

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the nine months ended September 30 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Electrical construction
Revenue	$30,582,150	$20,160,935
Operating expenses
Cost of goods sold	23,772,776	16,622,873
Depreciation	1,715,617	1,718,981
SG&A	177,856	106,555
Provision for doubtful accounts	—	23,542
Other general (income) expenses	(19,981)	10,100

Total operating expenses	25,646,268	18,482,051

Operating income	$4,935,882	$1,678,884

Real estate development
Revenue	$7,794,414	$8,797,103
Operating expenses
Cost of goods sold	5,336,218	5,233,934
Depreciation	18,918	16,679
SG&A	633,056	708,904

Total operating expenses	5,988,192	5,959,517

Operating income	$1,806,222	$2,837,586

Electrical Construction

Revenues:  Electrical construction revenues increased $10,421,215, or 51.7%, to $30,582,150 for the nine months ended September 30, 2006 from $20,160,935 for the nine months ended September 30, 2005. The increase in revenue for the nine month period ended September 30, 2006 when compared to the same period in 2005 is largely due to the Company executing larger transmission line construction projects.

Costs and Expenses:  Electrical construction cost of goods sold increased 43.0% to $23,772,776 in the nine months ended September 30, 2006 from $16,622,873 in the nine months ended September 30, 2005, an increase of $7,149,903. The increase in costs reflects the costs associated with prosecuting larger transmission line construction projects.

Operating Income:  Operating income from electrical construction operations increased $3,256,998, or 194%, to $4,935,882 during the nine months ended September 30, 2006, compared to operating income of $1,678,884 for the nine months ended September 30, 2005. Operating margins on electrical construction operations increased to 16.1% for the nine months ended September 30, 2006 from 8.3% for the nine months ended September 30, 2005. The increase in operating margins for the nine month period ended September 30, 2006 was primarily the result of improvements in labor performance and efficiency on larger transmission line construction projects.

Backlog:  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of September 30, 2006, the electrical construction operation’s backlog was $10,734,132, which included $6,394,588 from fixed price contracts in which revenue is recognized using percentage-of-completion and $4,339,544 from service agreement contracts in which revenue is recognized as work is performed. We expect to complete our entire backlog within the next twelve months, approximately 64% of which will be completed by the end of 2006. This compares to a backlog of $13,842,108 at September 30, 2005, of which $11,310,495 represented backlog from fixed price contracts and $2,531,613 represented service agreement backlog.

Real Estate Development

Revenues:  Real estate construction revenues decreased by 11.4% to $7,794,414 for the nine months ended September 30, 2006 from $8,797,103 for the like period in 2005. The decrease in revenue for the nine month period ended September 30, 2006 was mainly the result of three condominium unit sales contract cancellations in the second quarter ended June 30, 2006 due to buyer defaults within our Oak Park project as a result of a weaker condominium market in Florida.

Costs and Expenses:  Real estate development cost of goods sold increased slightly to $5,336,218 in the nine months ended September 30, 2006 from $5,233,934 in the nine months ended September 30, 2005. This increase in cost of goods sold is primarily due to the construction design of Pineapple House, a mid-rise style requiring a more complex building, versus Oak Park, a townhouse style.

Operating Income:  Real estate development operations had an operating income of $1,806,222 in the nine months ended September 30, 2006, compared to $2,837,586 in the nine months ended September 30, 2005, a decrease of $1,031,364. As a percentage of revenue, operating margins decreased to 23.2% for the nine months ended September 30, 2006 from 32.3% for the nine months ended September 30, 2005. The decrease in operating income as a percentage of revenue for the nine month period ended September 30, 2006 was mainly the result of the level of units under contract, the dissimilar design, size, and stage of construction between the Pineapple House and Oak Park projects, and reversing previously reported profits for the sales contract defaults within Oak Park.

Backlog:  As of September 30, 2006, the real estate development operation’s backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on such contracts under the percentage-of-completion method) aggregated $7,360,782, all of which relates to our Pineapple House project, which we expect to complete during the second quarter 2007. Since the Company recognizes revenue using the percentage-of-completion method of accounting for real estate development projects, the Pineapple House backlog will be recognized as revenue over the life of the project. We expect that approximately $2.2 million of the Pineapple House backlog will be recognized as revenue during the remainder of 2006 and the balance during 2007. There can be no assurance that settlements of condominiums subject to contracts for sale will occur or that construction will progress as expected. As of September 30, 2005, the real estate development operation’s backlog was $3,242,497, all of which was for our Oak Park condominium project, the only project under construction at that time. The Company’s Oak Park real estate project was completed as of August 31, 2006. The Company’s Pineapple House project began recognizing revenue during the first quarter of 2006 and was approximately 50% complete as of September 30, 2006.

The following table sets forth the depreciation and amortization expense for each respective segment for the nine months ended September 30 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Electrical construction	$1,715,617	$1,718,981
Real estate development	18,918	16,679
Corporate	100,060	68,200

Total	$1,834,595	$1,803,860

Depreciation and amortization expense increased slightly to $1,834,595 in the nine months ended September 30, 2006, compared to $1,803,860 in the nine months ended September 30, 2005, an increase of 1.7%.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the nine months ended September 30 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Electrical construction	$177,856	$106,555
Real estate development	633,056	708,904
Corporate	2,072,611	2,012,586

Total	$2,883,523	$2,828,045

In the nine months ended September 30, 2006, total SG&A expenses increased by $55,478, or 2.0%, when compared to the like period in 2005. SG&A expenses, as a percentage of revenue, decreased to 7.5% for the nine months ended September 30, 2006 compared to 9.8% in the like period for 2005. This decrease in the percentage of SG&A expenses is a reflection of the increased revenue dollars.

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

As a result of the Company’s receipt of insurance proceeds in respect of our EPA claims, we had a gain from discontinued operations of $148,637 during the nine month period ended September 30, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

CONTINUING OPERATIONS

Consolidated Results

Revenues:  Consolidated revenues during the three months ended September 30, 2006 increased by 7.9% to $12,148,750, compared to $11,255,613 in the three months ended September 30, 2005 reflecting higher revenue in electrical construction activities, partially offset by a decrease in revenue from real estate development activities.

Operating Income:  Consolidated operating income decreased slightly to $1,195,191 for the three months ended September 30, 2006, compared to $1,236,574 for the like period in 2005. Operating margins decreased to 9.8% for the three month period ended September 30, 2006 from 11.0% for the same period in 2005. This decrease is primarily due to a 6.5% decline in the operating margins in the real estate development segment, which was partially offset by a 1.2% increase in the electrical construction segment’s operating margins to 12.1% for the quarter ended September 30, 2006 as compared to the same period in the prior year.

Income Taxes:  The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Income taxes	$479,434	$488,051
Effective income tax rate	38.5%	39.7%

The Company’s effective tax rate for the three months ended September 30, 2006 was 38.5%. The effective tax rate differs from the federal statutory rate of 34% for the three months ended September 30, 2006 primarily due to state income taxes. The Company’s effective tax rate for the three months ended September 30, 2005 was 39.7%. The effective tax rate differs from the federal statutory rate for the three months ended September 30, 2005 largely due to state income taxes.

Income from Continuing Operations:  Income from continuing operations for the third quarter of 2006 increased by 3.0% to $764,535 versus $741,937 for the third quarter of last year.

Segment Results

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the three months ended September 30 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Electrical construction
Revenue	$8,903,823	$7,776,247
Operating expenses
Cost of goods sold	7,189,242	6,369,406
Depreciation	571,659	510,534
SG&A	63,206	26,915
Provision for doubtful accounts	—	23,542
Other general (income) expenses	4,439	1,060

Total operating expenses	7,828,546	6,931,457

Operating income	$1,075,277	$844,790

Real estate development
Revenue	$3,244,927	$3,479,366
Operating expenses
Cost of goods sold	2,187,300	2,066,447
Depreciation	5,560	5,697
SG&A	232,834	304,321

Total operating expenses	2,425,694	2,376,465

Operating income	$819,233	$1,102,901

Electrical Construction

Revenues:  Electrical construction revenues increased $1,127,576, or 14.5%, to $8,903,823 for the three months ended September 30, 2006 from $7,776,247 for the three months ended September 30, 2005. The increase in revenue for the three month period ended September 30, 2006 when compared to the same period in 2005 was primarily the result of the Company prosecuting larger transmission projects.

Costs and Expenses:  Electrical construction cost of goods sold increased 12.9%, or $819,836, to $7,189,242 for the three months ended September 30, 2006 from $6,369,406 for the three months ended September 30, 2005. The increase in costs reflects the costs associated with prosecuting larger transmission line construction projects.

Operating Income:  Operating income from electrical construction operations increased 27.3% to $1,075,277, an increase of $230,487 for the three months ended September 30, 2006, compared to operating income of $844,790 during the three months ended September 30, 2005. Operating margins on electrical construction operations increased to 12.1% for the three months ended September 30, 2006 from 10.9% for the three months ended September 30, 2005. This increase is primarily due to improvements in labor performance and efficiency on our transmission line construction projects.

Real Estate Development

Revenues:  Real estate construction revenues decreased by 6.7% to $3,244,927 for the three months ended September 30, 2006 from $3,479,366 for the like period in 2005. The decrease in revenue for the three month period ended September 30, 2006 was mainly the result of the level of units under contract and the dissimilar design, size, and stage of construction between the Pineapple House and Oak Park projects. Each of these factors contributed to the decrease in revenues; however, it is impossible to quantify the individual effect of each of these factors.

Costs and Expenses:  Real estate development cost of goods sold increased to $2,187,300 in the three months ended September 30, 2006 from $2,066,447 in the three months ended September 30, 2005. The increase in costs is due to the level of units under contract and the dissimilar design, size and stage of construction between the two projects.

Operating Income:  Real estate development operations had an operating income of $819,233 in the three months ended September 30, 2006, compared to $1,102,901 in the three months ended September 30, 2005, a decrease of $283,668. As a percentage of revenue, operating margins decreased to 25.3% for the three months ended September 30, 2006 from 31.7% for the three months ended September 30, 2005. The decrease in operating margins for the three month period ended September 30, 2006 resulted from the same factors that led to a decrease in revenue for the period, as discussed above. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year-to-year operating margin comparisons.

The following table sets forth the depreciation and amortization expense for each respective segment for the three months ended September 30 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Electrical construction	$571,659	$510,534
Real estate development	5,560	5,697
Corporate	29,966	26,851

Total	$607,185	$543,082

Depreciation and amortization expense increased to $607,185 in the three months ended September 30, 2006, compared to $543,082 in the three months ended September 30, 2005, an increase of 11.8%. The increase was mainly the result of capital acquisitions within the electrical construction segment.

The following table sets forth SG&A expenses for each respective segment for the three months ended September 30 as indicated:

	2006	2005
	(unaudited)	(unaudited)

Electrical construction	$63,206	$26,915
Real estate development	232,834	304,321
Corporate	669,353	683,653

Total	$965,393	$1,014,889

In the three months ended September 30, 2006, total SG&A expenses decreased by $49,496, or 4.9%, when compared to the like period in 2005. The decrease is primarily attributable to a decrease in selling expenses and bonuses in the real estate segment, which is directly related to the decrease in revenues within this segment and period. SG&A expenses, as a percentage of revenue, decreased to 8.0% for three months ended September 30, 2006 compared to 9.0% in the like period for 2005.

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

As a result of the Company’s receipt of insurance proceeds in respect of our EPA claims, we had a gain from discontinued operations of $148,637 during the three month period ended September 30, 2006.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of September 30, 2006 we had cash and cash equivalents of $9,392,058 and working capital of $16,314,050 as compared to cash and cash equivalents of $2,912,494 and working capital of $12,488,380 as of December 31, 2005. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Summary

Net cash flows for each of the nine month periods ended September 30 were as follows:

	2006	2005
	(unaudited)	(unaudited)

Net cash provided by (used in) operating activities	$7,034,361	$(5,255,393)
Net cash provided by (used in) investing activities	(1,538,951)	(1,863,474)
Net cash provided by (used in) financing activities	984,154	2,734,571

Net increase (decrease) in cash and cash equivalents	$6,479,564	$(4,384,296)

Operating Activities

Cash flows from operating activities are comprised of income from continuing and discontinued operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash provided by our operating activities totaled $7,034,361 in the nine months ended September 30, 2006, compared to cash used of $5,255,393 from operating activities for the same period in 2005. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Net cash provided by contracts receivable within the real estate segment for the nine months ended September 30, 2006 was $3,196,986 when compared to cash used of $8,762,703 for the same period in 2005. This increase in cash provided was mainly due to settlements of contracts on completed units within the Oak Park real estate development project. This was partially offset by the cash used in residential properties under construction relating to the costs associated with the Pineapple House real estate development project.

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

Quarter Ended September 2006	72
Quarter Ended June 2006	78
Quarter Ended December 2005	81

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2006 was $1,538,951 compared to $1,863,474 for the same period in 2005. This decrease was primarily attributable to a delay in the purchase of property and equipment within the electrical construction segment.

The capital budget for 2006 is expected to total approximately $5.7 million. During the nine months ended September 30, 2006, the Company has incurred $3,262,694 in capital expenditures, which includes $1,403,602 incurred under capital lease arrangements. The majority of these expenditures were for investment in equipment upgrades and fleet expansion in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2006 was $984,154 compared to $2,734,571 for the same period in 2005. The decrease in cash provided by financing activities is mainly due to the repayment of the $5,000,000 Real Estate Loan partially offset by new borrowings made from the Company’s $3.5 million Equipment Loan totaling $1,211,000 and the borrowings within the real estate segment of $5,539,319 used for the development of Pineapple House. See note 6 of the notes to consolidated financial statements for more information regarding these borrowings. In addition there was an insignificant amount of treasury stock purchases for the nine months ended September 30, 2006 compared to approximately $209,179 used to purchase treasury stock during the same period in 2005.

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

Contractual Obligations

The following table summarizes the Company’s future aggregate contractual obligations at September 30, 2006:

	Payments Due By Period
	(in thousands)

	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Operating leases	$811	$104	$285	$422	$—
Capital leases, including interest(1)	1,505	404	743	358	—
Purchase obligations(2)	1,870	1,260	456	154	—
Long-term debt - principal(3)	1,211	—	1,211	—	—
Long-term debt - interest(4)	378	56	155	107	60

Total	$5,775	$1,824	$2,850	$1,041	$60

(1)	Capital leases include new agreements with Branch Banking and Trust Company as discussed in note 6 of notes to the consolidated financial statements.
(2)

Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These amounts represent the employment contract of the CEO and other purchase obligations.

(3)	Excludes $6.7 million of debt which matures within the next 12 months.
(4)

Includes approximately $29,200 per year of interest on loans against the cash surrender value of life insurance policies, included in other long term assets and approximately $172,405 of interest on equipment loans for the electrical construction segment (see note 6).

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

Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; a continued weakness or further weakening in the Florida condominium market; ability to acquire land; ability to obtain additional construction financing; adverse weather; natural disasters; and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth elsewhere in this document, including in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in the Risk Factors section of our Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure is related to interest rate risk. At September 30, 2006, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points (i.e., 1%) would not materially affect our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

Changes in internal controls

No changes in the Company’s internal controls over financial reporting occurred during the current quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that the objectives of the disclosure control system were met.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information on a monthly basis regarding the Company’s purchases of its Common Stock during the third quarter of 2006:

	Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs

07/1/06-07/31/06	—	$—	—	1,275,778
08/1/06-08/31/06	—	—	—	1,275,778
09/1/06-09/30/06	100	1.26	100	1,275,678

Total	100	$1.26	100	1,275,678

(1)

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 25, 2006, permits the purchase of up to 3,500,000 shares until September 30, 2007. As of September 30, 2006, the Company has repurchased under the repurchase plan 2,224,322 shares of its Common Stock at a cost of $1,156,640 (average cost of $0.52 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 6.	Exhibits.

10-1

Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation Relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No.1-7525).

10-2

Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation Relating to Loans of up to $6.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No.1-7525).

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

Dated: November 14, 2006

/s/ Stephen R. Wherry

(Stephen R. Wherry)
Senior Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Assistant Secretary and Principal Accounting Officer.