Form 10-K
period 2006-12-31
GOLDFIELD CORP
filed 2007-03-29
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Form 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

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

          On June 30, 2006, the aggregate market value (based upon the closing price on The American Stock Exchange) of the common stock held by nonaffiliates was approximately $41.4 million.

          As of March 1, 2007, 25,451,354 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for 2007 Annual Meeting	Part III

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.     Business.

General

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently engaged in electrical construction, including the placement of fiber optic cable, and real estate development. Until November 30, 2002, the Company was also engaged in mining activities. Unless the context otherwise requires, the terms “Goldfield” and “the Company” as used herein mean The Goldfield Corporation and its consolidated subsidiaries. For financial information by business segment, see note 16 of the notes to the consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The Company’s internet website address is www.goldfieldcorp.com. Within the “Investor Relations” section of its website, the Company makes available, free of charge, through links to the U.S. Securities and Exchange Commission (“SEC”) website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K. Alternatively, you may also access our reports at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference facilities located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

Financial Information About Geographic Areas

During the years ended December 31, 2004, 2005 and 2006, we operated primarily in the United States. We had no material foreign operations in 2004, 2005, and 2006.

Employees

As of February 28, 2007, we had approximately 120 employees, including 100 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We have no unionized employees and believe that our relationship with our employees is good.

Electrical Construction

The Company, through its subsidiary Southeast Power Corporation (“Southeast Power”), is engaged in the construction and maintenance of electrical facilities for utilities and industrial customers. The Company also installs fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power, based in Titusville, Florida, performs electrical contracting services in the southeastern and mid-Atlantic regions of the United States.

The Company’s electrical construction business includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects, including fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).

Our customers include many of the leading companies in the industries we serve. Representative customers include:

Florida Power & Light Company	Georgia Power Company
Lee County Electric Cooperative	JEA
Santee Cooper	Orlando Utilities Commission

A significant portion of our revenue comes from one or two different customers each year. Our largest customers may change from year to year. In the year ended December 31, 2006, Florida Power & Light Company accounted for more than 10% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

It is the Company’s policy to commit itself only to the amount of work it believes it can properly supervise, equip and complete to the customer’s satisfaction and schedule. As a result of this policy and the magnitude of some of the construction projects undertaken by the Company, a substantial portion of the Company’s annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 16 of the notes to the consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.

Construction is customarily performed pursuant to the plans and specifications of customers. The Company generally supplies the management, labor, equipment and tools while materials are primarily supplied by the customers. Most projects have a duration of six months or less, although some contracts may extend beyond one year.

Revenues and results of operations in our electrical construction business can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns and system loads. The Company primarily performs work in the southeastern United States. Electric utility customers normally perform their system upgrades and maintenance work during off-peak seasons when the demand for electrical power is reduced, which is in the first two quarters of the year in the southeast region of the United States. This pattern is apparent by the reduction in the number of active projects in the third quarter. However, since hurricane season normally peaks during this period, this pattern can be offset with storm restoration work resulting from hurricane damage.

The electrical construction business is highly competitive. The Company competes with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. The Company also faces competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. Competitive factors include: level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel, worker safety and financial stability. The Company’s management believes that the Company competes favorably with its competitors on the basis of these factors. There can be no assurance, however, that the Company’s competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to the Company’s services, or that the Company will be able to maintain or enhance its competitive position.

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

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog also includes certain service agreements that contain multiple year terms which fall into the category of unit price contracts. The projected backlog amounts for these service agreement contracts are based on our historical work from these customers. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate. Our backlog at December 31, 2006 was $12,291,000, $9,798,000 of which is believed to be firm due to the nature of our fixed priced contracts and expected to be completed within the current year and $2,493,000 of which is attributable to service agreements. The total backlog is reasonably expected to be completed within the current year. This compares to a December 31, 2005 backlog of $12,468,000 of which $9,366,000 was believed to be firm from fixed priced contracts and expected to be completed within calendar year 2006 and $3,102,000 of which was attributable to service agreements, with $2,904,000 reasonably expected to be completed within calendar year 2006 and $198,000 reasonably expected to be completed during calendar year ending December 31, 2007.

In certain circumstances, the Company is required to provide performance and payment bonds issued by a financial institution known as a surety to secure its contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. The Company believes that it has adequate bonding availability. As of December 31, 2006, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $12,669,000.

Generally, our customers supply most or all of the materials required for a particular contract and we provide the personnel, tools and equipment to perform the installation services. However, with respect to a portion of our contracts, we may supply part or all of the materials required. In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete the job. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

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

Real Estate

The primary focus of the Company’s real estate operations is on the development of residential condominium projects. To date, the Company has purchased five sites on the east coast of Central Florida. The Company has developed, or plans to develop, condominium complexes on all of these sites. The Company has sold all the condominiums in the first three projects; Oak Park, the fourth project, was completed during the year ended December 31, 2006 and has completed the sale of thirty-six units, with four completed condominium units held for sale as of December 31, 2006, as discussed in note 3 of the notes to the consolidated financial statements; and Pineapple House, the fifth project, is currently under construction with an estimated completion date in the second quarter of 2007. Oak Park is a forty-unit townhouse-style condominium project located in Cape Canaveral, Florida and Pineapple House, the first phase of a multi-phase development, is comprised of an eight-story building containing thirty-three luxury river-view condominium units located in Melbourne, Florida, of which twenty-two units are currently under contract for sale, backed by a 15% non-refundable earnest money deposit.

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

As of December 31, 2006, the real estate operation’s backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $4,060,000 compared to approximately $17,460,000 as of December 31, 2005. We expect to complete and deliver 100% of our backlog at December 31, 2006 to our buyers during the year ended December 31, 2007. There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

The Company generally purchases land and pays for architectural, engineering and various other costs with cash reserves. Construction costs are generally financed with bank financing, as specified in note 10 of the notes to the consolidated financial statements.

The Company does not offer financing arrangements to purchasers of its condominiums; however, the Company generally requires minimum deposits of 10% which are held in escrow by a third party until such time as the units are closed and title to the units has been transferred to the buyers.

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

Our revenues and results of operations in real estate can be subject to fluctuations. Factors expected to contribute to this variability include: the timing of the start of construction of new projects; our ability to continue to acquire land on acceptable terms; the timing of receipt of regulatory approvals for development and construction; the condition of the real estate market and general economic conditions in Florida; prevailing interest rates and the availability of financing; weather conditions; and the cost and availability of materials and labor.  In addition, the size and style of the project can be a significant factor in the variability.

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

Discontinued Operations

Effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries, St. Cloud Mining Company and The Goldfield Consolidated Mines Company, to an unrelated party as detailed in note 6 of the notes to the consolidated financial statements.

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

A significant portion of our electrical construction revenue is derived from a small group of customers, with one or two different customers accounting for a substantial portion of our revenue in any given year. For example, in the year ended December 31, 2006, one of our customers accounted for greater than 50% of our consolidated revenue, as discussed in note 16 to our consolidated financial statements herein. The loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenues, margins and profits which could be material.

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

In our electrical construction business, we have from time to time experienced shortages of certain types of qualified personnel. For example, currently there is a shortage of linemen capable of working on and supervising the construction of high-voltage lines. Linemen are frequently recruited across geographic regions to satisfy demand, including for storm restoration work, which can exacerbate this shortage. The commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements and the aging utility workforce further deplete the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire sufficient project managers for new electrical construction projects. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenues.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in “Critical Accounting Estimates” and in the notes to our consolidated financial statements included herein, a significant portion of our revenues in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

Amounts included in our backlog may not result in revenue or translate into profits.

Backlog for our electrical construction operations at December 31, 2006 was $12,291,000, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice (typically 30-90 days), even if we are not in default under the contract. In addition, $2,493,000 of these uncompleted contracts are service agreements that contain multiple year terms which fall into the category of unit price contracts. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. For these service agreements, we project the backlog amount based on our historical work from each customer. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. As a result, even if we realize all the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

Our projects are subject to numerous hazards. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and could have difficulty procuring adequate insurance.

Hazards experienced as a result of our electric construction operations include electrocutions, fires, mechanical failure and transportation accidents. These hazards can cause and have caused personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, including blackouts, and may result in suspension of our operations on a project, large damage claims, and, in extreme cases, criminal liability. At any given time, we are subject to workers’ compensation claims and claims by employees, customers and third parties for property damage, loss of life and personal injuries resulting from such hazards or other workplace accidents. Further, regulatory changes implemented by the Occupational Safety and Health Administration could impose additional costs on us. Notwithstanding our investment of substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk and we may be unable to avoid accidents resulting from the hazards described above and the associated liability exposure, which may be significant. Furthermore, if serious accidents or fatalities were to occur or if our safety record were to deteriorate, we could become ineligible to bid on certain projects and could be terminated from existing projects, our reputation and our prospects for future projects could be negatively affected, and we could be required to expend additional resources on health and safety programs. In addition, if our safety record were to significantly deteriorate, it would become more difficult and expensive for us to procure adequate insurance.

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

The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels; availability of financing for homebuyers; interest rates; consumer confidence; levels of new and existing homes for sale; demographic trends and housing demand. If adverse conditions affect any of our markets, they could have a proportionately greater impact on us versus other homebuilding companies.  An excess supply of housing, including homes held for sale by investors and speculators, can also lower new home prices and reduce our gross margins on new home sales.

As a result of the foregoing, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the mix of our home offerings or the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase if homebuyers’ sentiment changes and they may fail to honor their contracts.

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

If we do not receive cash corresponding to previously recognized revenues, our future cash flows could be lower than expected.

In accordance with generally accepted accounting principles, we recognize revenues and profits from sales of condominium units during the course of construction. Revenue recognition commences and continues to be recorded when construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund of its deposit except for nondelivery of the residence, a substantial percentage of units are under non-cancelable contracts, collection of the sales price is reasonably assured and costs can be reasonably estimated. Due to various contingencies, like delayed construction and buyer defaults, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected which could affect our financial condition and results of operations.

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

The market value of our land and condominium inventories of our real estate development operations depends on market conditions. We acquire land for replacement of land inventory and expansion within our current market. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and may not be able to recover our costs when we sell our property or finished product. In the face of adverse market conditions, we may have substantial inventory carrying costs or may have to sell land or completed units at a loss, which would have an adverse effect on our results of operations and financial condition. Also, if there is a decrease in demand for condominiums such that the market value of a condominium is less than purchase price reduced by the deposit made by a buyer, the buyer may elect to forfeit their deposit to the Company and have no further obligation to purchase the condominium resulting in a loss of revenue, operating income and a possible write-down of condominiums in inventory.

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

Additionally, a number of insurance carriers have opted either not to write insurance in Florida at all or to only renew existing policies and not to write new policies. These practices have resulted in substantial increases in the cost of insurance, a widespread shortage of available private insurance for property owners in the State of Florida and the creation of a state joint underwriting association. The state-provided insurance coverages generally afford less protection at greater costs than typically provided by private insurance carriers. The inability of property owners to obtain cost-effective insurance could have an adverse effect on demand for property in our markets, which could reduce our revenues. Furthermore, there are periods of time during which insurance companies will not write policies because of the presence of a named storm that may pass over the areas in which we sell condominiums. During these periods, home closings in areas that could be affected by such a storm will be delayed until the risk of the storm has passed and the required insurance can be obtained.

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

In addition, approaching storms require that sales, development and construction operations be suspended in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts around the State.

Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms, rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months.

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

Substantially all our construction work is done by subcontractors working for a general contractor we select for a particular project. Accordingly, the timing and quality of our construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with any particular general contractor, subcontractors or suppliers. Although we believe that our relationships with our general contractors, subcontractors and suppliers are good, we cannot assure you that skilled subcontractors will continue to be available to us at reasonable rates. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver condominiums and could have a material adverse effect on the operating results of our real estate development operations. Additionally, if there is an impairment, bankruptcy or default by the general contractor or subcontractors our production, revenue and operating income may be adversely affected.

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

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflict with Iraq, or acts of terrorism, may cause disruption to the economy, our company, our employees and our customers, which could reduce demand for our condominiums and adversely impact our total revenues and earnings.

Increased insurance risk could negatively affect our business.

Insurance and surety companies may take actions that could negatively affect our business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs which could have a material adverse effect on our business.

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

The Company’s principal office is located in Melbourne, Florida, where the Company leases 7,586 square feet of space at a monthly rental rate of $11,182. The lease, which expires in April 2012, may be renewed for five additional three-year periods.

Item 3.     Legal Proceedings.

Environmental

On September 8, 2003, the United States Environmental Protection Agency (the “EPA”) issued a special notice letter notifying the Company that it is a potentially responsible party (“PRP”), along with three other parties, with respect to investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the “Site”) in Stevens County, Washington.

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

On January 8, 2007, the Company, together with Combustion Engineering and Blue Tee Corp., submitted to EPA (and other federal and state regulatory agencies) a Draft Final Engineering Evaluation/Cost Analysis Report (“Draft EE/CA Report”).  In accordance with direction from EPA, the Draft EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the site.  The Company expects that during the second quarter of 2007, the Draft EE/CA Report will be approved by EPA and that the agency will adopt as the remedy for the Site the proposed removal action described in the Draft EE/CA Report.

The Draft EE/CA report, following cost estimation procedures applicable to EE/CA documents, estimates that the net present value of the proposed removal action is $1.463 million.  This figure includes amounts for contingencies and is based on currently available information, certain assumptions and estimates. In light of the Company’s limited role in the creation of the wastes that are the primary focus of the removal action, the Company believes that the other two PRPs, particularly Blue Tee Corporation (successor to American Zinc) should be liable for most of the cleanup costs, as they were directly responsible for all on-Site ore processing activities and wastes.  However, there can be no assurance as to the scope of the Company’s share of liability for cleanup costs.  The EPA has indicated that it expects response actions at the Site to be completed during the 2007 construction season.

Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs. In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors that focus primarily on their respective contributions to the contamination at issue.

One of the Company’s former general liability insurance carriers has accepted the defense of this matter and has agreed to pay an 80 percent share of costs of defense incurred to date, all subject to certain reservation of rights as to coverage. The Company was reimbursed $238,315 during the year ended December 31, 2006, representing 80 percent of the Company’s insurable costs incurred from the inception of this matter through February 28, 2006. Another of the Company’s former general liability insurance carriers has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20 percent share of the costs of defense incurred to date. However, that insurer has not yet made any payment to the Company. During the quarter ended December 31, 2006, the Company recorded a receivable for estimated future insurance reimbursements in the amount of $329,888 and has recorded this as a reduction to our net expense within discontinued operations. The Company will record any change to our estimated insurance reimbursements as a change to our net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

It is impossible at this stage to estimate the total costs of the remediation at the Site or the Company’s share of liability for those costs due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of actual remediation costs and the Company’s equitable share of liability for the contamination.

Beginning in September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. The provision was decreased by $381,394 during the year ended December 31, 2006, decreasing the cumulative net expense to $31,493. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA study, the anticipated professional fees associated through the completed remediation all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2006, the Company has recorded a reserve balance for future professional fees, remediation procedures and other applicable costs of $208,221 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

The company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is traded on The American Stock Exchange under the symbol GV. The following table shows the reported high and low sales price at which the Common Stock of the Company was traded in 2006 and 2005:

	2006		2005

	High	Low	High	Low

First Quarter	$1.29	$0.80	$0.60	$0.52
Second Quarter	2.84	1.16	0.76	0.46
Third Quarter	1.90	1.03	1.59	0.68
Fourth Quarter	1.24	0.89	1.20	0.81

As of March 1, 2007, the Company had approximately 10,000 holders of record.

The Company has paid no cash dividends on its Common Stock since 1933, and it is not expected that the Company will pay any cash dividends on its Common Stock in the immediate future.

The following table sets forth information regarding the Company’s purchases of its Common Stock on a monthly basis during the fourth quarter of 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/06-10/31/06	—	—	—	1,275,678
11/1/06-11/30/06	—	—	—	1,275,678
12/1/06-12/31/06	120,738	1.10	120,738	1,154,940

Total	120,738	1.10	120,738	1,154,940

(1) Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 25, 2006, permits the purchase of up to 3,500,000 shares until September 30, 2007. As of December 31, 2006, the Company has repurchased under the repurchase plan 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 6.     Selected Financial Data.

The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2006:

	2006		2005		2004		2003		2002

	(In thousands except per share and share amounts)
Continuing operations:
Total revenues	$47,496		$39,344		$32,688		$32,988		$22,343

Income (loss) from continuing operations	2,754		2,378		(290)		500		354
Preferred stock dividends	—		—		—		—		—

Net income (loss) from continuing operations available to common stockholders	2,754		2,378		(290)		500		354
Discontinued operations:
Income (loss) from operations	242	(1)	(56	)(1)	(98	)(1)	(134	)(1)	377
Income (loss) on disposal	—		—		—		—		(49	)(2)

Net income (loss)	$2,996		$2,322		$(388)		$366		$682

Earnings (loss) per share - basic
Continuing operations	$0.11		$0.09		$(0.01)		$0.02		$0.01
Discontinued operations	0.01		—		—		(0.01)		0.01

Net income (loss)	$0.12		$0.09		$(0.01)		$0.01		$0.02

Earnings (loss) per share-diluted
Continuing operations	$0.11		$0.09		$(0.01)		$0.02		$0.01
Discontinued operations	0.01		—		—		(0.01)		0.01

Net income (loss)	$0.12		$0.09		$(0.01)		$0.01		$0.02

Common shares used in the calculation of earnings (loss) per share
Basic	25,564,550		25,642,528		26,250,350		26,483,912		27,416,395
Diluted	25,564,550		25,677,518		26,250,350		26,637,504		27,543,835
Balance sheet data
Total assets	$41,904		$33,481		$23,705		$24,094		$22,358
Long term obligations and debt	2,588		1,784		2,383		—		—
Shareholders’ equity	24,346		21,483		19,357		19,975		20,081
Working capital	16,316		12,488		9,489		10,565		11,985

The total of the above categories may differ from the sum of the components due to rounding.

(1)	In 2006, 2005, 2004 and 2003, the Company recognized a provision for remediation as described in note 6 of notes to the consolidated financial statements.
(2)	In December 2002, the Company completed the sale of the capital stock of its mining subsidiaries, as described in note 6 of notes to the consolidated financial statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

Through our subsidiary Southeast Power Corporation, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power, based in Titusville, Florida, performs electrical contracting services in the southeastern and mid-Atlantic regions of the United States.

We are also involved, through our subsidiary Bayswater Development Corporation, in the development of residential condominium projects on the east coast of Central Florida. To date, the Company has purchased five sites, on all of which the Company has developed or is in the process of developing condominium complexes. The Company has completed development on four of the sites and has sold all of the condominiums in the first three projects; Oak Park, the fourth project, was completed during the year ended December 31, 2006 and as of December 31, 2006 had completed the sale of thirty-six units, with four completed condominium units held for sale as discussed in note 3 to the consolidated financial statements; and Pineapple House, the fifth project, which is a multi-phase project, is currently under construction. The first phase is comprised of an eight-story building containing thirty-three luxury river-view condominium units, of which twenty-two units are currently under contract for sale, backed by a 15% non-refundable earnest money deposit.

Overview

The Company’s revenue from electrical construction operations increased 26.5% for the year ended December 31, 2006 as compared to the same period in the prior year. The increase in revenue for the year ended December 31, 2006 was primarily the result of the Company performing larger transmission line construction projects. Operating margins of our electrical construction operations increased to 13.0% for the year ended December 31, 2006 from 11.6% for the like period in 2005, primarily the result of improvements in labor performance and efficiency on transmission line construction within the electrical construction segment of our business.

Revenues from our real estate development operations increased by approximately 5.0% for the year ended December 31, 2006 when compared to the same period in 2005. This increase is due to two projects under construction during 2006, partially offset by buyer defaults within our Oak Park project as a result of a weaker condominium market in Florida. Operating margins of our real estate development operations decreased to 23.7% for the year ended December 31, 2006 from 31.5% for the like period in 2005. The decrease in operating margins for the twelve month period ended December 31, 2006 was mainly the result of a lower level of units under contract, the dissimilar design, size, the stage of construction between the two projects, and reversing previously reported profits for the aforementioned defaults within Oak Park. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year-to-year operating margin comparisons.

If the current weakness in the Florida condominium market continues, or if the market deteriorates further, this would have an adverse impact on the sales and pricing of our condominium units, the settlement of existing contracts, the commencement and development of new projects (including a delay in the commencement of the second phase of the Pineapple House project) and on the results of our real estate development operations. Because of the current weakness in the Florida condominium market, there has been a virtual cessation of new condominium contracts during 2006. We cannot predict whether the Florida condominium market will improve, or when any such improvement may take place.

Critical Accounting Estimates

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

Percentage of Completion – Electrical Construction Segment

The Company recognizes revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Total estimated costs, and thus contract income, are impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Contract loss accruals recorded for the twelve and three month periods ended December 31, 2006 were $34,635, compared to $78,438 for the twelve and three month periods ended December 31, 2005. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

As of August 2002, commencing with our second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” is recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, after considering the requirements of applicable state laws, the condominium contract, and the terms of applicable financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price, and (6) sales proceeds and costs can be reasonably estimated. The Company determines that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation, and the building foundation are complete. In November 2006, the Financial Accounting standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF Issue 06-8 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66.  See note 1 to the consolidated financial statements.

The Company believes that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during any period in 2006, 2005 and 2004 in the real estate development segment. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.

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

As of December 31, 2006, our deferred tax assets were largely comprised of an alternative minimum tax (“AMT”) credit carryforward (refer to note 5 of the notes to the consolidated financial statements). Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the AMT credit carryforward which has no expiration date. Therefore, the Company has not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $2,013,000.

Provision for Remediation

In September 2003, the Company was notified by the United States Environmental Protection Agency (the “EPA”) that it is a PRP with respect to possible investigation and removal activities at a mine that it had formerly owned. Refer to note 6 of the notes to the consolidated financial statements for a discussion of this matter.

It is impossible at this stage to estimate the total costs of the remediation at the Site or the Company’s share of liability for those costs due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of actual remediation costs and the Company’s equitable share of liability for the contamination.

Beginning in September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. The provision was decreased by $381,394 during the year ended December 31, 2006, decreasing the cumulative net expense to $31,493. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA study, the anticipated professional fees associated through the completed remediation all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2006, the Company has recorded a reserve balance for future applicable costs of $208,221 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Results of Operations

Segment Information

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

The table below is a reconciliation of the Company’s operating income attributable to each of its segments for the two year period ended December 31 as indicated:

	2006	2005

Electrical construction
Revenue	$36,409,551	$28,780,681
Operating expenses
Cost of goods sold	29,097,182	22,990,605
Depreciation	2,378,564	2,241,508
SG&A	259,607	176,361
Provision for doubtful accounts	—	23,542
Other general expenses	(49,236)	23,223

Total operating expenses	31,686,117	25,455,239

Operating income	$4,723,434	$3,325,442

Real estate development
Revenue	$11,086,306	$10,563,404
Operating expenses
Cost of goods sold	7,557,537	6,364,280
Depreciation	25,620	23,264
SG&A	875,564	844,382

Total operating expenses	8,458,721	7,231,926

Operating income	$2,627,585	$3,331,478

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest and other income, and income taxes.

Continuing Operations

Revenues

Total revenues in the year ended December 31, 2006 increased by 20.7% to $47,495,857, compared to $39,344,085 in the year ended December 31, 2005. This increase in total revenues was mainly due to the increased revenue recognized in the electrical construction segment for the year ended December 31, 2006 when compared to the same period in 2005.

Electrical construction revenue increased 26.5% to $36,409,551 for the year ended December 31, 2006 when compared to $28,780,681 for the year ended December 31, 2005. The increase in revenues for the year ended December 31, 2006 when compared to the same period in 2005 is largely due to the Company executing larger transmission line construction projects in the current period.  The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. At December 31, 2006 the approximate value of uncompleted contracts was $12,291,000 compared to $12,468,000 at December 31, 2005. We expect to complete 100% of this backlog during the year ended December 31, 2007. We cannot project the levels of future demand for construction services.

Real estate construction revenues increased by 5.0% to $11,086,306 for the year ended December 31, 2006 from $10,563,404 for the year ended December 31, 2005. This increase is due to two projects under construction during 2006, partially offset by buyer defaults within our Oak Park project as a result of a weaker condominium market in Florida.

As of December 31, 2006, the real estate operation’s backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $4,060,000, compared to approximately $17,460,000 as of December 31, 2005. This decrease is primarily due to the recognition of revenue on the Pineapple House project during 2006 under the percentage of completion method and the fact that a new project has not been initiated as of December 31, 2006. We expect to complete and deliver 100% of our backlog at December 31, 2006 to our buyers during the year ended December 31, 2007. There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

Operating Results

Electrical construction operations had an operating income of $4,723,434 in the year ended December 31, 2006, compared to an operating income of $3,325,442 during the year ended December 31, 2005, an increase of 42.0%. Operating margins on electrical construction operations increased to 13.0% for the year ended December 31, 2006 from 11.6% for the year ended December 31, 2005. The increase in operating margins for the year ended December 31 2006, when compared to the same period in 2005, was primarily the result of improvements in labor performance and efficiency on larger transmission line construction projects.

Real estate development operations had an operating income of $2,627,585 in the year ended December 31, 2006, compared to an operating income of $3,331,478 in the year ended December 31, 2005, a decrease of $703,893. Operating margins decreased to 23.7% for the year ended December 31, 2006 from 31.5% for the like period in 2005. The decrease in operating margins for the year ended December 31, 2006 was mainly the result of the level of units under contract, the dissimilar design, size and stage of construction between the Pineapple House and Oak Park projects, and reversing previously reported profits for the sales contract defaults within Oak Park.

Costs and Expenses

Total costs and expenses, and the components thereof, increased to $43,152,580 in the year ended December 31, 2006 from $35,367,525 in the year ended December 31, 2005, an increase of 22.0%.

Electrical construction costs of goods sold increased to $29,097,182 in the year ended December 31, 2006 from $22,990,605 in the year ended December 31, 2005, an increase of 26.6%. The increase in costs is primarily due to the increase in transmission line construction projects and corresponds to the increase in electrical construction revenue.

Costs of goods sold for real estate development operations increased to $7,557,537 for the year ended December 31, 2006 from $6,364,280 for the year ended December 31, 2005. The 18.7% increase in costs is primarily due to the construction design of Pineapple House, a mid-rise style requiring a more complex building, versus Oak Park, a townhouse style.

The following table sets forth depreciation and amortization expense for each segment for the years ended December 31 as indicated:

	2006	2005

Electrical construction	$2,378,564	$2,241,508
Real estate development	25,620	23,264
Corporate	131,163	95,884

Total	$2,535,347	$2,360,656

Depreciation and amortization expenses of the Company increased 7.4% to $2,535,347 in the year ended December 31, 2006, from $2,360,656 in the year ended December 31, 2005. The increase in depreciation and amortization for 2006 was largely a result of an increase in capital expenditures for trucks and heavy equipment to meet the needs of expansion within the electrical construction segment.

The following table sets forth selling, general and administrative (“SG&A”) expenses, which includes the provision for doubtful accounts for each segment for the years ended December 31 as indicated:

	2006	2005

Electrical construction	$259,607	$199,903
Real estate development	875,564	844,382
Corporate	2,881,482	2,582,348

Total	$4,016,653	$3,626,633

SG&A expenses of the Company increased by 10.8% to $4,016,653 in the year ended December 31, 2006, from $3,626,633 in the year ended December 31, 2005. The increase is primarily attributable to an increase in insurance premiums mainly within the real estate and corporate segments (approximately 32% of the increase), payroll and employee benefit costs including health insurance mainly within the corporate segment (approximately 24% of the increase), as well as corporate costs incurred in an unconsummated acquisition (approximately 25% of the increase) and an increase in advertising expense mainly within the electrical construction segment for expansion efforts (approximately 15% of the increase). SG&A expenses, as a percentage of revenue, decreased to 8.5 % for the year ended December 31, 2006 compared to 9.2% in the like period for 2005.

Income Taxes

The following table presents our provision for income taxes and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2006	2005

Income taxes	$1,740,340	$1,582,121
Effective income tax rate	38.7%	39.9%

The Company’s effective tax rate for the year ended December 31, 2006 was 38.7% differing from the statutory rate of 34.0% by 4.7%. Of the 4.7% difference, 4.5% is due to state income taxes. The Company’s effective tax rate for the year ended December 31, 2005 was 39.9% differing from the statutory rate of 34.0% by 5.9%. Of the 5.9% difference, 1.2% is due to the impact of non-deductible expenses on annual income, 1.9% is due to state income taxes, and 2.8% is due to the reconciliation of actual amounts reported on the previous year’s tax return.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine formerly owned by the Company. Please see note 6 of the notes to the consolidated financial statements for a discussion on this matter and the related gain recognized in the year ended December 31, 2006.

The following table sets forth summary operating results of discontinued operations for the years ended December 31 as indicated:

	2006	2005

Gain (provision) for remediation	$381,394	$(90,142)

Gain (loss) from discontinued operations before income taxes	381,394	(90,142)
Income taxes (benefit)	139,756	(33,920)

Gain (loss) from discontinued operations, net of tax	$241,638	$(56,222)

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) from discontinued operations for the years ended December 31 as indicated:

	2006	2005

Income taxes (benefit)	$139,756	$(33,920)
Effective income tax rate (benefit)	36.6%	(37.6)%

The Company’s effective tax rate (benefit) related to discontinued operations for the years ended December 31, 2006 and 2005 was 36.6% and (37.6%), respectively. The effective tax rate (benefit) differs from the federal statutory rate (benefit) primarily due to state income taxes.

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

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest and other income, and income taxes.

Continuing Operations

Revenues

Total revenues in the year ended December 31, 2005 increased by 20.4% to $39,344,085, compared to $32,687,896 in the year ended December 31, 2004. This increase in total revenues was mainly due to the increased revenue recognized in real estate construction activities for the year ended December 31, 2005 when compared to the same period in 2004.

Electrical construction revenue remained relatively unchanged at $28,780,681 for the year ended December 31, 2005 when compared to $28,823,061 for the year ended December 31, 2004. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. At December 31, 2005 the approximate value of uncompleted contracts was $12,468,000 compared to $7,034,000 at December 31, 2004. We completed approximately 95% of this backlog during the year ended December 31, 2006.

Real estate construction revenues increased by 173.3% to $10,563,404 for the year ended December 31, 2005 from $3,864,835 for the year ended December 31, 2004. The increase in revenues for the year ended December 31, 2005 compared to the same period in 2004, was mainly due to the development of Oak Park, which is a significantly larger project than the project we had under development during the same period in 2004. Also contributing to the difference was the Oak Park project being approximately 87.7% complete as of December 31, 2005, with a like percentage of project revenue recognized in the year ended December 31, 2005; whereas, the previous project was completed by June 30, 2004 with approximately 50% of its revenue recognized during the same period in 2004.

As of December 31, 2005, the real estate operation’s backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) was approximately $17,460,000, compared to approximately $2,699,000 as of December 31, 2004. We completed and delivered 77% of our backlog at December 31, 2005 to our buyers during the year ended December 31, 2006 and expect to complete and deliver the balance during the year ended December 31, 2007.

The Company’s fifth project, Pineapple House, began construction during the last quarter of 2005. The Company began recognizing revenue related to this project during 2006.

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

Real estate development operations had an operating income of $3,331,478 in the year ended December 31, 2005, compared to an operating income of $754,210 in the year ended December 31, 2004, an increase of $2,577,268. This increase was principally the result of a significantly larger project under development during 2005 (approximately $12.0 million) than the project under development during the same period in 2004 ($7.6 million) and the percentage completed during 2005 (87.7%) compared to the project under development during the same period in 2004 (50.9%). Operating margins increased to 31.5% for the year ended December 31, 2005 from 19.5% for the year ended December 31, 2004. This increase was primarily the result of a lower land and construction cost per unit for the project under construction in 2005 when compared to the project under construction in 2004 coupled with a stronger real estate market. Although it is impossible to quantify the precise effect of each of these factors, we believe that the margin improvement in 2005 was largely attributable to lower land cost and improved market conditions. Operating margins from real estate development operations are expected to vary due to the type and number of units under construction at any given time and each project’s estimated operating margin. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year to year operating margin comparisons.

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

Costs of goods sold for real estate development operations increased to $6,364,280 for the year ended December 31, 2005 from $2,819,506 for the year ended December 31, 2004. The 125.7% increase in costs was the result of a significantly larger project under development during 2005 than the project under development during the same period in 2004 (approximately 51% of the increase) and the percentage of completion recognized during 2005, 87.7%, compared to the same period in 2004, 50.9%, (approximately 49% of the increase).

The following table sets forth depreciation and amortization expense for each segment for the years ended December 31 as indicated:

	2005	2004

Electrical construction	$2,241,508	$2,059,473
Real estate development	23,264	13,026
Corporate	95,884	68,225

Total	$2,360,656	$2,140,724

Depreciation and amortization expenses of the Company increased by 10.3% to $2,360,656 in the year ended December 31, 2005, from $2,140,724 in the year ended December 31, 2004. The increase in depreciation and amortization for 2005 was largely a result of an increase in capital expenditures in recent years, most of which were attributed to upgrading and replacing electrical construction equipment.

The following table sets forth SG&A expenses, which includes the provision for doubtful accounts for each segment for the years ended December 31 as indicated:

	2005	2004

Electrical construction	$199,903	$100,647
Real estate development	844,382	284,296
Corporate	2,582,348	1,991,191

Total	$3,626,633	$2,376,134

SG&A expenses of the Company increased by 52.6% to $3,626,633 in the year ended December 31, 2005, from $2,376,134 in the year ended December 31, 2004. The increase is primarily attributable to higher performance bonuses (approximately 40% of the increase) and selling costs due to a significantly larger real estate project under development in 2005 compared to the same period in 2004 (approximately 19% of the increase) and professional services (approximately 15% of the increase). SG&A expenses, as a percentage of revenue, increased to 9.2% for the year ended December 31, 2005 compared to 7.3% in the like period for 2004. During 2005, $23,542 was charged to selling, general and administrative expenses to record an allowance for doubtful accounts, of which there were no recoveries during the year ended December 31, 2005. No charge was made for bad debt expense during 2004.

Income Taxes

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) from continuing operations for the years ended December 31 as indicated:

	2005	2004

Income taxes (benefit)	$1,582,121	$(80,558)
Effective income tax rate (benefit)	39.9%	(21.7)%

The Company’s effective tax rate for the year ended December 31, 2005 was 39.9%, differing from the federal statutory rate of 34.0% by 5.9%. Of the 5.9% difference, 1.2% is due to the impact of non-deductible expenses on annual income, 1.9% is due to state income taxes, and 2.8% is due to the reconciliation of actual amounts reported on the previous year’s tax return. The Company’s effective tax rate (benefit) for the year ended December 31, 2004 was (21.7%), differing from the federal statutory rate (benefit) of (34.0%) by 12.3%. Of the 12.3% difference, 14.8% is due to the impact of non-deductible expenses in proportion to the annual income (loss), 1.3% is due to state income taxes and (3.8%) is due to the reconciliation of actual amounts reported on the previous year’s tax return.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Following the sale, in September 2003, the Company was notified by the EPA that it is a PRP with respect to possible investigation and removal activities at a mine formerly owned by the Company. Please see note 6 of the notes to the consolidated financial statements for a discussion on this matter.

The following table sets forth summary operating results of discontinued operations for the years ended December 31 as indicated:

	2005	2004

Provision for remediation	$(90,142)	$(111,769)

Loss from discontinued operations before income taxes	(90,142)	(111,769)
Income taxes (benefit)	(33,920)	(13,763)

Loss from discontinued operations, net of tax	$(56,222)	$(98,006)

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) from discontinued operations for the years ended December 31 as indicated:

	2005	2004

Income taxes (benefit)	$(33,920)	$(13,763)
Effective income tax rate (benefit)	(37.6)%	(12.3)%

The Company’s effective tax rate (benefit) related to discontinued operations for the year ended December 31, 2005 was (37.6%). The effective tax rate (benefit) differs from the federal statutory rate (benefit) of (34.0%) by 3.6% and is due to state income taxes. The Company’s effective tax rate (benefit) for the year ended December 31, 2004 was (12.3%), differing from the federal statutory rate (benefit) of (34.0%) by 21.7%. Of the 21.7% difference, 25.3% is due to allocation of net operating loss carryover to discontinued operations and (3.6%) is due to state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of December 31, 2006 we had cash and cash equivalents of $6,801,600 and working capital of $16,315,555. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2006	2005	2004

Net cash provided by (used in) operating activities	$3,513,833	$(6,160,065)	$5,872,686
Net cash provided by (used in)investing activities	(2,387,865)	(1,958,601)	(4,664,756)
Net cash provided by (used in) financing activities	2,763,138	4,203,475	574,292

Net increase (decrease) in cash and cash equivalents	$3,889,106	$(3,915,191)	$1,782,222

Operating Activities

2006 compared to 2005

Cash provided by our operating activities totaled $3,513,833 in the year ended December 31, 2006, compared to cash used of $6,160,065 from operating activities for the same period in 2005. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Net cash provided by operating activities in the year ended December 31, 2006 is mainly attributed to changes within the electrical construction segment. The change in accounts receivable and accrued billings for the electrical construction segment, provided cash of $1,535,052, when compared to cash used of $3,326,288 for the same period in 2005. In 2005 the cash used was mainly due to the outstanding balance in accounts receivable of one major customer whose payment terms exceed our normal 30 day terms, accounting for 68% of the total accounts receivable balance and approximately 67% of the increase in cash used in these accounts. As of March 31, 2006 this major customer made payment of 100% of their outstanding trade accounts receivable balance from December 2005. The remaining amount of cash used in 2005 in the accounts receivable and accrued billings is due to an increase in accrued billings due to a particular job which, 1) contains a billing provision which requires completion of discrete components of work prior to billing, rather than the more typical monthly progress billings and 2) requires the construction of a series of distinct tasks performed by separate labor groups in sequential order, resulting in varying stages of construction for each distinct component. These billing provisions and construction methods result in delays in our ability to bill the customer, which increased accrued billings and accounted for an additional 10% increase in cash used within accounts receivable and accrued billings. In addition, the change in accounts payable and accrued liabilities provided cash of $1,392,064.  The increase in accounts payable and accrued liabilities can be attributed mainly to the current project under construction within the real estate segment being 72.3% complete compared to the project being in its initial stages during the like period in 2005. These two line items, accounts receivable and accrued billings and accounts payable and accrued liabilities, account for 83% of the increase of total cash provided within operating activities for the year ended December 31, 2006. In 2005, the largest use of cash was related to the change in contracts receivable for the real estate segment due to the percentage of completion of the project under construction at that time. In the current year, the project under construction is 72.3% complete and the change in contracts receivable is not a significant use of cash. Operating cash flows normally fluctuate relative to the status of development of projects within both the real estate and electrical construction segments.

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

Days of Sales Outstanding Analysis

We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts for the electrical construction segment by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the preceding three months of revenues to determine sales per day.  We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts at the end of the period by sales per day to calculate DSO for accounts receivable.  To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts by sales per day.

For the years ended December 31, 2006 and 2005 our DSO for accounts receivable were 78 and 69, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 37 and 13, respectively. The main reason for the increase in the DSO for accounts receivable for the year ended December 31, 2006 is that, as previously discussed, we executed larger and longer transmission line construction projects this year. These projects require a longer time to close out and bill the retainage due to required project material reconciliations and delays associated with contacting individual property owners potentially affected by our construction projects upon their completion. As of February 28, 2007 we have received 92% of our December 31, 2006 outstanding trade accounts receivable balance and billed 72% of the retainage.

The increase in the DSO for costs and estimated earnings in excess of billings is primarily attributable to several projects requiring special billing conditions. The special billing conditions require 1) completion of discrete components of work prior to billing, rather than the more typical monthly progress billings and 2) the construction of a series of distinct tasks performed by separate labor groups in sequential order, resulting in varying stages of construction for each distinct component. As of February 28, 2007, we have invoiced our customers for approximately 94% of the balance in costs and estimated earnings in excess of billings as of December 31, 2006.

Investing Activities

2006 compared to 2005

Cash used in investing activities during the year ended December 31, 2006 was $2,387,865 and is mainly attributed to purchases of equipment, including trucks and heavy machinery. This represents an increase of 22% when compared to cash used of $1,958,601 during the same period in 2005. These purchases are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2007 is expected to total approximately $5.0 million, the majority of which is for investment in equipment upgrades and fleet expansion in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

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

Financing Activities

2006 compared to 2005

Cash provided by financing activities during the year ended December 31, 2006 was $2,763,138 compared to $4,203,475 during the same period in 2005. The decrease in cash provided by financing activities is mainly due to new borrowings within the real estate segment of $7,578,734 used for the development of Pineapple House and borrowings of $1,375,487 against the Company’s $3.5 million equipment loan, partially offset by the repayment of $5,000,000 on the real estate loan used for the development of Oak Park. As of March 15, 2007, the Company had outstanding borrowings of $505,554 under its $2,000,000 equipment loan, $3,500,000 under its $3,500,000 equipment loan and $10,857,444 under its $14,000,000 real estate loan. See note 10 of the notes to the consolidated financial statements for more information regarding these borrowings. The net cash provided by these loan activities for both of the Company’s operating segments were partially offset by treasury stock repurchases under the Company’s stock repurchase program authorized by the Board of Directors. These stock repurchases amounted to $132,953 and $209,179 for the 2006 and 2005 periods, respectively. In addition, the Company repaid capital lease obligations of $191,466 during 2006.

2005 compared to 2004

Cash provided by financing activities during the year ended December 31, 2005 was $4,203,475 compared to $574,292 during the same period in 2004. The increase in cash provided by financing activities is due to (1) the new borrowings in the real estate segment of $5,267,291 used for the development of the current construction project, versus the net repayments in 2004 of $1,578,922 in borrowings for the most recently completed condominium project, and (2) the repayments of $866,669 on the electrical construction capital equipment loan in 2005 versus new borrowing of $2,383,333 in 2004 for capital equipment additions. See note 10 of the notes to the consolidated financial statements for more information regarding these borrowings. The net cash provided by these loan activities for both of the Company’s operating segments were partially offset by treasury stock repurchases under the Company’s stock repurchase program. These stock repurchases amounted to $209,179 and $271,390 for the 2005 and 2004 periods, respectively.

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

Contractual Obligations

The following table summarizes the Company’s future aggregate contractual obligations at December 31, 2006:

	Payments Due By Period (in thousands)

	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years

Operating leases	$777	$70	$285	$422	$—
Capital leases, including interest (1)	1,403	403	731	269	—
Purchase obligations (2)	3,071	2,572	460	39	—
Long-term debt - principal (3)	1,376	168	805	403	—
Long-term debt - interest (4)	354	66	167	93	28

Total	$6,981	$3,279	$2,448	$1,226	$28

(1)	Capital leases include new agreements with Branch Banking and Trust Company as discussed in note 10 of the notes to the consolidated financial statements.

(2)

Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These amounts represent the employment contract of the CEO and other purchase obligations.

(3)	Excludes $8.5 million of debt which matures within the next 12 months.

(4)

Includes approximately $29,000 per year of interest on loans against the cash surrender value of life insurance policies, included in other long term assets and approximately $154,000 of interest on equipment loans for the electrical construction segment (see note 10).

Inflation

As a result of relatively low levels of inflation experienced during the years ended December 31, 2006, 2005 and 2004, inflation did not have a significant effect on our results.

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; ability to acquire land; the Company’s ability to maintain or increase historical revenues and profit margins; the Company’s ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; ability to obtain additional construction financing; increases in interest rates and availability of mortgage financing; increases in construction and homeowner insurance and the availability of insurance; the level of consumer confidence; the negative impact of claims for contract rescission or cancellation by unit purchasers due to various factors including the increase in the cost of condominium insurance; adverse weather; natural disasters; changes in generally accepted accounting principles; the continued weakness in the Florida condominium market and general economic conditions, both nationally and in our region. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operation sections and elsewhere in this document.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure is related to interest rate risk. At December 31, 2006, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points (i.e. 1%) would not materially affect our financial position, results of operations or cash flows. For further information on our note payable to bank, see note 10 to our audited consolidated financial statements.

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
The Goldfield Corporation:

We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Certified Public Accountants
Orlando, Florida
March 26, 2007

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$6,801,600	$2,912,494
Restricted cash - discontinued operations (Note 6)	—	7,845
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 as of December 31, 2006 and $23,542 as of December 31, 2005	4,908,511	6,443,563
Contracts receivable (Note 2)	10,623,909	10,529,004
Remediation insurance receivable (Note 6)	329,888	—
Current portion of notes receivable	41,453	41,453
Construction inventory (Note 3)	216,989	—
Real estate inventories (Note 3)	801,411	—
Costs and estimated earnings in excess of billings on uncompleted contracts (Note 4)	2,358,738	1,247,367
Deferred income taxes (Note 5)	263,400	928,700
Income taxes recoverable	309,922	951
Residential properties under construction (Note 1)	3,784,165	196,287
Prepaid expenses	431,441	401,348
Other current assets	17,614	15,234

Total current assets	30,889,041	22,724,246

Property, buildings and equipment, at cost, net of depreciation and amortization of $13,715,313 as of December 31, 2006 and $12,491,955 as of December 31, 2005 (Note 7)	9,465,378	8,094,829

Notes receivable, less current portion	407,409	468,639

Deferred charges and other assets
Land and land development costs (Note 1)	710,495	1,787,077
Cash surrender value of life insurance	321,724	320,784
Other assets	110,129	85,618

Total deferred charges and other assets	1,142,348	2,193,479

Total assets	$41,904,176	$33,481,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 9)	$5,359,893	$3,988,650
Billings in excess of costs and estimated earnings on uncompleted contracts (Note 4)	24,444	51,575
Notes payable to bank (Note 10)	8,663,768	5,866,664
Capital leases, due within one year (Note 10)	317,160	—
Federal and state income taxes payable (Note 5)	—	201,455
Current liabilities of discontinued operations (Note 6)	208,221	127,522

Total current liabilities	14,573,486	10,235,866
Deferred income taxes, noncurrent (Note 5)	861,400	845,400
Other accrued liabilities, noncurrent	20,821	—
Notes payable, less current portion (Note 10)	1,207,745	917,292
Capital leases, less current portion (Note 10)	894,976	—

Total liabilities	17,558,428	11,998,558

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity
Preferred stock, $1 par value per share, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share, 40,000,000 shares authorized; 27,813,772 issued shares	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	4,390,875	1,394,809

Total	25,653,935	22,657,869
Less common stock in treasury, at cost; 2,362,418 and 2,241,580 shares at December 31, 2006 and December 31, 2005, respectively	1,308,187	1,175,234

Total stockholders’ equity	24,345,748	21,482,635

Total liabilities and stockholders’ equity	$41,904,176	$33,481,193

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2006	2005	2004

Revenue
Electrical construction	$36,409,551	$28,780,681	$28,823,061
Real estate development	11,086,306	10,563,404	3,864,835

Total revenue	47,495,857	39,344,085	32,687,896

Costs and expenses
Electrical construction	29,097,182	22,990,605	25,812,330
Real estate development	7,557,537	6,364,280	2,819,506
Depreciation and amortization	2,535,347	2,360,656	2,140,724
Selling, general and administrative	4,016,653	3,603,091	2,376,134
Provision for doubtful accounts	—	23,542	—
Other general income (expenses)	(54,139)	25,351	4,903

Total costs and expenses	43,152,580	35,367,525	33,153,597

Total operating income (loss)	4,343,277	3,976,560	(465,701)

Other income (expenses), net
Interest income	237,461	104,642	91,535
Interest expense, net	(238,821)	(141,032)	(72,435)
Other income, net	152,851	20,460	76,275

Total other income (expenses), net	151,491	(15,930)	95,375

Income (loss) from continuing operations before income taxes	4,494,768	3,960,630	(370,326)
Income taxes, (benefit) (Note 5)	1,740,340	1,582,121	(80,558)

Income (loss) from continuing operations	2,754,428	2,378,509	(289,768)
Gain (loss) from discontinued operations (Note 6)	241,638	(56,222)	(98,006)

Net income (loss)	$2,996,066	$2,322,287	$(387,774)

Earnings (loss) per share of common stock - basic and diluted (Note 14)
Continuing operations	$0.11	$0.09	$(0.01)

Discontinued operations	0.01	—	—

Net income	$0.12	$0.09	$(0.01)

Weighted average common shares and equivalents used in the calculations of earnings per share
Basic	25,564,550	25,642,528	26,250,350

Diluted	25,564,550	25,677,518	26,250,350

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2006	2005	2004

Cash flows from operating activities
Net income (loss) from continuing operations	$2,754,428	$2,378,509	$(289,768)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	2,535,347	2,360,656	2,140,724
Provision for doubtful accounts	—	23,542	—
Deferred income taxes	681,300	1,279,106	(95,569)
(Gain) loss on sale of property and equipment	(54,139)	25,351	4,903
Changes in operating assets and liabilities
Accounts receivable and accrued billings	1,535,052	(3,326,288)	902,438
Contracts receivable	(94,905)	(10,529,004)	3,732,867
Construction inventory	(216,989)	—	—
Real estate inventories	(801,411)	—	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,111,371)	(344,349)	(198,605)
Land and land development costs	1,076,582	(204,195)	(143,917)
Residential properties under construction	(3,587,878)	(196,287)	361,436
Income taxes recoverable	(308,971)	45,103	(8,396)
Income taxes payable	(201,455)	201,455	—
Prepaid expenses and other assets	(56,984)	(44,832)	185,817
Accounts payable and accrued liabilities	1,392,064	2,186,111	(493,546)
Billings in excess of costs and estimated earnings on uncompleted contracts	(27,131)	44,346	(108,291)

Net cash provided by (used in) operating activities of continuing operations	3,513,539	(6,100,776)	5,990,093
Net cash provided by (used in) operating activities of discontinued operations	294	(59,289)	(117,407)

Net cash provided by (used in) operating activities	3,513,833	(6,160,065)	5,872,686

Cash flows from investing activities
Proceeds from the disposal of property and equipment	348,653	38,600	146,561
Proceeds from notes receivable	61,230	38,497	65,920
Issuance of notes receivable	—	—	(1,479)
Purchases of property and equipment	(2,796,808)	(2,031,639)	(4,868,972)
Cash surrender value of life insurance	(940)	(4,059)	(6,786)

Net cash used in investing activities of continuing operations	(2,387,865)	(1,958,601)	(4,664,756)

Cash flows from financing activities
Proceeds from the exercise of stock options	—	12,032	41,271
Proceeds from term debt	7,578,734	—	2,600,000
Repayments on term debt	(866,664)	(866,669)	(216,667)
Net borrowings (repayments) under lines of credit	(3,624,513)	5,267,291	(1,578,922)
Repayments on capital leases	(191,466)	—	—
Purchase of treasury stock	(132,953)	(209,179)	(271,390)

Net cash provided by financing activities of continuing operations	2,763,138	4,203,475	574,292

Net increase (decrease) in cash and cash equivalents	3,889,106	(3,915,191)	1,782,222
Cash and cash equivalents at beginning of year	2,912,494	6,827,685	5,045,463

Cash and cash equivalents at end of year	$6,801,600	$2,912,494	$6,827,685

Supplemental disclosure of cash flow information
Interest paid, net of amount capitalized	$232,718	$136,053	$72,753
Income taxes paid	1,709,222	22,537	24,646
Supplemental disclosure of non-cash flow information
Equipment acquired under capital leases	$1,403,602	$—	$—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		For the Years Ended December 31,

		2006	2005	2004

STOCKHOLDERS’ EQUITY
PREFERRED STOCK	Beginning balance	$—	$—	$—
	Redemption of stock	—	—	—

	Ending balance	—	—	—

COMMON STOCK	Beginning balance	2,781,377	2,775,877	2,757,010
	Exercise of stock options	—	5,500	18,867

	Ending balance	2,781,377	2,781,377	2,775,877

CAPITAL	Beginning balance	18,481,683	18,475,152	18,452,748
SURPLUS	Exercise of stock options	—	6,531	22,404

	Ending balance	18,481,683	18,481,683	18,475,152

RETAINED EARNINGS	Beginning balance	1,394,809	(927,478)	(539,704)
(ACCUMULATED DEFICIT)	Income (loss) from continuing operations	2,754,428	2,378,509	(289,768)
	Income (loss) from discontinued operations	241,638	(56,222)	(98,006)

	Ending balance	4,390,875	1,394,809	(927,478)

TREASURY STOCK	Beginning balance	(1,175,234)	(966,055)	(694,665)
	Repurchase of common stock	(132,953)	(209,179)	(271,390)

	Ending balance	(1,308,187)	(1,175,234)	(966,055)

	Total stockholders’ equity	$24,345,748	$21,482,635	$19,357,496

NUMBER OF SHARES OF CAPITAL STOCK
PREFERRED STOCK	Beginning number of shares	—	—	—
	Redemption of stock	—	—	—

	Ending number of shares	—	—	—

COMMON STOCK	Beginning number of shares	27,813,772	27,758,771	27,570,104
	Exercise of stock options	—	55,001	188,667

	Ending number of shares	27,813,772	27,813,772	27,758,771

TREASURY STOCK	Beginning balance	2,241,580	1,862,522	1,373,327
	Repurchase of common stock	120,838	379,058	489,195

	Ending number of shares	2,362,418	2,241,580	1,862,522

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

Note 1 – Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – The accompanying consolidated financial statements include the accounts of The Goldfield Corporation (“Parent”) and its wholly owned subsidiaries (collectively, “the Company”). All significant intercompany balances and transactions have been eliminated.

Nature of Operations - The Company’s principal lines of business are electrical construction and real estate development. The principal market for the Company’s electrical construction operation is electric utilities in the southeastern and mid-Atlantic region of the United States. The primary focus of the Company’s real estate operations is on the development of luxury condominium projects.

Cash and Cash Equivalents - The Company considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts – The Company provides an increase in the allowance for doubtful accounts when collection of an account or note receivable is considered doubtful and the loss can be reasonably estimated. We believe that none of our significant customers are experiencing significant financial difficulty as of December 31, 2006. Any increase in the allowance account has a corresponding negative effect on our results of operation.

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

Our contracts allow us to bill additional amounts for change orders and claims. Additionally, the Company considers a claim to be for additional work performed outside the scope of the contract, contested by the customer. Historically, claims relating to our electrical construction work have not been significant. It is the Company’s policy to include revenue from change orders and claims in contract value only when they can be reliably estimated and realization is considered probable, in accordance with Statement of Position 81-1, paragraph 61-63, 65 and 67.

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

Real Estate Revenues –All revenue associated with real estate development projects that meet the criteria specified by Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” is recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, consideration is given to the requirements of state laws, the condominium contract, and the terms of the financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price, and (6) sales proceeds and costs can be reasonably estimated. The Company determines that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation, and the building foundation are complete.

Inventories - Construction inventory consists primarily of specifically identified condominium construction materials stated at lower of cost or market.

Real estate inventories, which consist of completed condominium units held for sale, are carried at the lower of cost or fair value less cost to sell. We had four completed condominium units held for sale within our Oak Park project at December 31, 2006. There were no completed condominium units in inventory at December 31, 2005.

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

Executive Long-term Incentive Plan - As of January 1, 2006, SFAS No. 123(R), “Share-Based Payment,” became effective for the Company. The Company had previously followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS No. 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the grant date, based on the fair value of the award and is recognized over the grantees’ requisite service period.  The Company has not issued stock options in 2006 and all previously issued common stock options were exercised prior to December 31, 2005.  Therefore, the adoption of SFAS No. 123(R) had no effect on the current financial statements.  Should the Company decide to grant stock options in the future, the Company will be required to use either a binomial model to calculate the compensation expense of options issued after adoption, or the Black-Scholes model previously used for calculating the fair value of stock compensation under SFAS No. 123 “Accounting for Stock-Based Compensation.” See note 13 –The Goldfield Corporation 1998 Executive Long-term Incentive Plan for additional information.

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

Financial Instruments Fair Value, Concentration of Business and Credit Risks - The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, contracts receivable, and accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value.

Financial instruments of the electrical construction operations which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and accrued billings in the amount of $4,908,511 and $6,443,563 as of the years ended December 31, 2006 and 2005, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts. As of December 31, 2006, upon its review, management determined it was not necessary to record an additional allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations. During 2005, $23,542 was charged to selling, general and administrative expenses to record an allowance for doubtful accounts, of which there were no recoveries as of December 31, 2006. This was done in accordance with SFAS No. 5 “Accounting for Contingencies” when (1) it is probable that an asset has been impaired and (2) the amount of loss can be reasonably estimated.

The real estate development operations’ financial instruments which potentially subject the Company to concentrations of credit risk consist mainly of contracts receivable in the amount of $10,623,909 and $10,529,004 as of the years ended December 31, 2006 and 2005, respectively, which management reviews to assess the need to record an allowance for doubtful accounts. Upon its review, as of the years ended December 31, 2006 and 2005, management determined it was not necessary to record an allowance for doubtful accounts mainly due to the low risk of default on the contracts for sale from which the contracts receivable are derived. The low risk assessment is based on customers risking forfeiture of their deposits if they were to default as well as customers locking into pre-construction pricing, which in general, has historically been below the fair market value of the condominiums at the time of closing.

Recent Accounting Pronouncements – In November 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF 06-8 will be effective for annual reporting periods beginning after March 15, 2007. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method.  The cumulative effect of applying EITF 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of adopting EITF 06-8 on its consolidated financial position and results of operations. If the Company is unable to meet the requirements of EITF 06-8, it will be required to delay revenue recognition until the aggregate investment tests described in SFAS 66 and EITF 06-8 have been met.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurement.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant effect on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company expects that, upon adoption, FIN 48 will have an immaterial impact on the results of operations, cash flows or financial position of the Company.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue-producing transactions in the notes to the consolidated financial statements. EITF 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statement disclosures.

Note 2 – Contracts Receivable

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of December 31, 2006, outstanding contracts receivable amounted to $10,623,909, all of which related to our Pineapple House project as compared to $10,529,004, as of December 31, 2005, all of which related to our Oak Park project.

As of December 31, 2006, $2,242,940 in non-refundable earnest money deposits was held by a third party, all of which was for our Pineapple House project as compared to $3,382,875 as of December 31, 2005, $2,195,450 for Pineapple House and $1,187,425 for Oak Park.

The Company’s real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

Note 3 – Inventories

Construction inventory, which consists mainly of condominium construction materials, is stated at lower of cost or market.

Real estate inventories, which consist of completed condominium units held for sale, are carried at the lower of cost or fair value less cost to sell. We had four completed condominium units held for sale within our Oak Park project at December 31, 2006. There were no completed, unsold condominium units at December 31, 2005.

Note 4 – Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 for the years as indicated:

	2006	2005

Costs incurred on uncompleted contracts	$18,328,553	$8,848,815
Estimated earnings	2,519,642	1,788,540

	20,848,195	10,637,355
Less billings to date	18,513,901	9,441,563

Total	$2,334,294	$1,195,792

Included in the balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,358,738	$1,247,367
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,444)	(51,575)

Total	$2,334,294	$1,195,792

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $1,808,448 and $869,162 at December 31, 2006 and 2005, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 5 – Income Taxes

The following table presents the income tax (benefit) provision from continuing operations for the years ended December 31 as indicated:

	2006	2005	2004

Current
Federal	$843,161	$256,955	$2,946
State	212,299	46,060	12,065

	1,055,460	303,015	15,011

Deferred
Federal	589,352	1,208,755	(90,934)
State	95,528	70,351	(4,635)

	684,880	1,279,106	(95,569)

Total	$1,740,340	$1,582,121	$(80,558)

The Company utilized a net operating loss (“NOL”) carryforward of approximately $577,000 in 2006 which reduced current federal income taxes by approximately $196,000.

The following table presents the total income tax (benefit) provision for the years ended December 31 as indicated:

	2006	2005	2004

Continuing operations	$1,740,340	$1,582,121	$(80,558)
Discontinued operations	139,756	(33,920)	(13,763)

Total	$1,880,096	$1,548,201	$(94,321)

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities for the years ended December 31 as indicated:

	2006	2005

Deferred tax assets:
Accrued vacations and bonuses	$67,100	$48,300
Contingent salary payments recorded as goodwill for tax purposes	13,300	16,600
Remediation provision	78,400	48,000
Net operating loss carryforward	—	258,000
Accrued warranty costs	4,200	7,800
Alternative minimum tax credit carryforward	502,500	533,800
Accrued workers’ compensation	8,600	—
Capitalized bidding costs & inventory	68,000	48,900
Allowance for doubtful accounts	8,900	8,900
Accrued lease expense	7,800	3,900
Accrued percentage-of-completion loss	13,000	29,600
Other	—	12,100

Total deferred tax assets	771,800	1,015,900

Deferred tax liabilities:
Remediation receivable	(74,600)	—
Deferred gain on installment notes	(58,600)	(61,600)
Deferred income recognition	(412,700)	—
Tax depreciation in excess of financial statement depreciation	(823,900)	(871,000)

Total deferred tax liabilities	(1,369,800)	(932,600)

Total net deferred tax (liabilities) assets	$(598,000)	$83,300

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2006 and 2005, the Company determined a valuation allowance was unnecessary.

At December 31, 2006, the Company had an alternative minimum tax credit carryforward of approximately $502,000 which is available to reduce future federal income taxes over an indefinite period. The minimum amount of future taxable income required to be generated to fully realize deferred tax assets is approximately $2,013,000.

The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate (benefit) on its income from continuing operations for the years ended December 31 as indicated:

	2006	2005	2004

Federal statutory rate (benefit)	34.0%	34.0%	(34.0)%
State tax rate, net of federal tax benefit	4.5	1.9	1.3
Non-deductible expenses	0.8	1.2	14.8
Other	(0.6)	2.8	(3.8)

Total	38.7%	39.9%	(21.7)%

Note 6 – Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

          Commitments and Contingencies Related to Discontinued Operations

On September 8, 2003, the United States Environmental Protection Agency (the “EPA”) issued a special notice letter notifying the Company that it is a potentially responsible party (“PRP”), along with three other parties, with respect to investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the “Site”) in Stevens County, Washington.

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

On January 8, 2007, the Company, together with Combustion Engineering and Blue Tee Corp., submitted to EPA (and other federal and state regulatory agencies) a Draft Final Engineering Evaluation/Cost Analysis Report (“Draft EE/CA Report”). In accordance with direction from EPA, the Draft EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the site. The Company expects that during the second quarter of 2007, the Draft EE/CA Report will be approved by EPA and that the agency will adopt as the remedy for the Site the proposed removal action described in the Draft EE/CA Report.

The Draft EE/CA report, following cost estimation procedures applicable to EE/CA documents, estimates that the net present value of the proposed removal action is $1.463 million. This figure includes amounts for contingencies and is based on currently available information, certain assumptions, and estimates. In light of the Company’s limited role in the creation of the wastes that are the primary focus of the removal action, the Company believes that the other two PRPs, particularly Blue Tee Corporation (successor to American Zinc) should be liable for most of the cleanup costs, as they were directly responsible for all on-Site ore processing activities and wastes.  However, there can be no assurance as to the scope of the Company’s share of liability for cleanup costs. The EPA has indicated that it expects response actions at the Site to be completed during the 2007 construction season.

Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs. In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors that focus primarily on their respective contributions to the contamination at issue.

One of the Company’s former general liability insurance carriers has accepted the defense of this matter and has agreed to pay an 80 percent share of costs of defense incurred to date, all subject to certain reservation of rights as to coverage. The Company was reimbursed $238,315 during the year ended December 31, 2006, representing 80 percent of the Company’s insurable costs incurred from the inception of this matter through February 28, 2006. Another of the Company’s former general liability insurance carriers has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20 percent share of the costs of defense incurred to date. However, that insurer has not yet made any payment to the Company. During the quarter ended December 31, 2006, the Company recorded a receivable for estimated future insurance reimbursements in the amount of $329,888 and has recorded this as a reduction to our net expense within discontinued operations. The Company will record any change to our estimated insurance reimbursements as a change to our net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

It is impossible at this stage to estimate the total costs of the remediation at the Site or the Company’s share of liability for those costs due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of actual remediation costs and the Company’s equitable share of liability for the contamination.

Beginning in September 2003, in accordance with Financial Accounting Standards Board Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. The provision was decreased by $381,394 during the year ended December 31, 2006, decreasing the cumulative net expense to $31,493. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA study, the anticipated professional fees associated through the completed remediation all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2006, the Company has recorded a reserve balance for future applicable costs of $208,221 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

The following table sets forth certain operating results of the discontinued operations for the years ended December 31 as indicated:

	2006	2005	2004

Gain (provision) for remediation	$381,394	$(90,142)	$(111,769)

Gain (loss) from discontinued operations before income taxes	381,394	(90,142)	(111,769)
Income taxes (benefit)	139,756	(33,920)	(13,763)

Gain (loss) from discontinued operations, net of tax	$241,638	$(56,222)	$(98,006)

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) from discontinued operations for the years ended December 31 as indicated:

	2006	2005	2004

Income taxes (benefit)	$139,756	$(33,920)	$(13,763)
Effective income tax rate (benefit)	36.6%	(37.6)%	(12.3)%

The Company’s effective tax rate (benefit) related to discontinued operations for the years ended December 31, 2006, 2005 and 2004 was 36.6%, (37.6%) and (12.3%), respectively. For the years ended December 31, 2006 and 2005, the Company’s effective tax rate (benefit) differs from the federal statutory rate (benefit) primarily due to state income taxes. For the year ended December 31, 2004 the Company’s effective tax rate (benefit) differs from the federal statutory rate (benefit) of (34.0%) by 21.7%. Of the 21.7% difference, 25.3% is due to allocation of net operating loss carryover to discontinued operations and (3.6%) is due to state income taxes.

The following table presents the assets and liabilities of discontinued operations for the years ended December 31 as indicated:

	2006	2005

Current assets
Cash in escrow	$—	$7,845
Remediation insurance receivable	329,888	—

Total assets of discontinued operations	$329,888	$7,845

Current liabilities
Reserve for remediation	$208,221	$127,522

Total liabilities of discontinued operations	$208,221	$127,522

Note 7 – Property, Buildings and Equipment

The following table presents the balances of major classes of properties for the years ended December 31 as indicated:

	Estimated useful lives in years	2006	2005

Land	—	$196,802	$196,802
Buildings	30 - 40	1,563,012	1,563,012
Leasehold improvements	7	136,345	133,957
Machinery and equipment	3 - 10	21,284,532	18,693,013

Total		23,180,691	20,586,784
Less accumulated depreciation and amortization		13,715,313	12,491,955

Net properties, buildings and equipment		$9,465,378	$8,094,829

Management reviews the net carrying value of all properties, buildings and equipment on a regular basis. As a result of such review, no impairment write-down was considered necessary during any of the years in the three-year period ended December 31, 2006.

Note 8 – 401 (k) Employee Benefits Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 75% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $120,000, $121,000, and $126,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9 – Accounts Payable and Accrued Liabilities

The following table presents the accounts payable and accrued liabilities for the years ended December 31 as indicated:

	2006	2005

Accounts payable	$3,104,156	$2,145,961
Accrued bonus	1,037,160	1,000,447
Accrued payroll costs	242,403	227,641
Other accrued expenses	976,174	614,601

Total	$5,359,893	$3,988,650

Note 10 – Notes Payable and Capital Leases

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

The $3.0 million Working Capital Loan will be used by the Company for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement, interest is payable monthly at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (7.15% and 6.11% as of December 31, 2006 and December 31, 2005, respectively). On September 28, 2006, we entered into a loan renewal with the Bank, effective as of August 26, 2006, which extended the maturity date of the loan until August 26, 2007. We expect to renew this loan at that time for an additional year. The loan is guaranteed by the Company and named subsidiaries and includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company and named subsidiaries to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. There were no borrowings outstanding under this agreement as of December 31, 2006 and December 31, 2005. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of December 31, 2006.

The $2.0 million Equipment Loan replaced an existing term loan with another bank. Future draws are at the request of the Company and the discretion of the Bank. Under the terms of the agreement principal plus interest are payable monthly in the amount of $72,222 principal plus accrued interest. The interest is payable at an annual rate equal to “Monthly LIBOR” rate plus one and eight-tenths percent (7.15% and 6.11% as of December 31, 2006 and December 31, 2005, respectively). The maturity date of the loan is February 26, 2008. The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $649,998 and $1,516,662 as of December 31, 2006 and December 31, 2005, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, outside debt limitations, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of December 31, 2006.

The $6.0 million Real Estate Loan replaced an existing term loan with another bank. The proceeds of the Real Estate Loan will be used by the Company for financing the costs of certain qualified real estate projects in Florida. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eight-tenths percent (7.15% and 6.11% as of December 31, 2006 and December 31, 2005, respectively). On September 28, 2006, we entered into a loan renewal with the Bank, effective as of August 26, 2006, which extended the maturity date of the loan until August 26, 2007. We expect to renew this loan at that time for an additional year. All of the net proceeds from the sale of a qualified project shall first be applied against the principal balance due on the note until the note is satisfied in full. As security for the loan, the Company and the subsidiary of the Company which has legal title to the real property to be developed have agreed to execute an agreement not to encumber or transfer property with respect to the property to be developed. The loan is guaranteed by the Company and named subsidiaries and draws for all projects are not to exceed the total costs of all projects. As of December 31, 2006, there were no borrowings outstanding under this agreement. Borrowings outstanding under this agreement were $5,000,000 as of December 31, 2005. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of December 31, 2006.

On November 18, 2005, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park and the Bank, entered into a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units. Under the terms of the agreement interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eighty-five one-hundredths percent (7.20% and 6.16% as of December 31, 2006 and December 31, 2005, respectively). The maturity date of the loan is November 18, 2007. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $7,846,028 and $267,294 as of December 31, 2006 and December 31, 2005, respectively. The loan is secured by a Mortgage and Security Agreement. The loan agreement includes covenants and agreements that are customary for loan agreements of this type, and also provides that construction on the initial phase of the Pineapple House development must be completed by October 1, 2007. In addition, the loan agreement includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company, Southeast Power, Bayswater, Pineapple House or Oak Park to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. The Company was in compliance with all such covenants as of December 31, 2006.

On July 13, 2006, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, entered into a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Under the terms of the agreement, interest is payable monthly at an annual rate equal to the “Monthly LIBOR” rate plus one and eight-tenths percent (7.15% as of December 31, 2006). The maturity date of the loan is December 13, 2010. Southeast Power must make monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power must pay monthly installments of principal, in addition to interest on the principal balance outstanding, until maturity. Borrowings outstanding under this loan agreement were $1,375,487 as of December 31, 2006. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof. The loan agreement includes covenants and agreements that are customary for loan agreements of this type. In addition, at the Bank’s option, the Bank may treat any default in payment or performance by Southeast Power, the Company or any of their subsidiaries or affiliates under any other loans, contracts or agreements with the Bank or its affiliates as a default under this loan agreement. The Company was in compliance with all such covenants as of December 31, 2006.

Interest costs related to the construction of condominiums are capitalized. During the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest costs of $346,684, $125,375 and $41,626, respectively.

          Capital Leases

The Company enters into non-cancelable capital leases for the acquisition of certain machinery and equipment needs. Under the current capital leases, ownership transfers to the Company at the end of the lease term. No restrictions are imposed by the lease agreements regarding additional debt or further leasing. As of December 31, 2006, the cost and accumulated depreciation of equipment under capital leases amounted to $1,403,602 and $140,360 respectively. As of December 31, 2005, there was no equipment under capital leases. Remaining principal balance under these lease agreements was $1,212,136 as of December 31, 2006. Depreciation for assets under capital leases is included in depreciation and amortization expenses.

The schedule of payments of the notes payable and capital leases as of December 31, 2006 is as follows:

2007	$9,063,044
2008	768,953
2009	748,197
2010	694,624

Total payments of debt	11,274,818
Less: Amount representing interest on capital leases	(191,169)

Total net payments	$11,083,649

Note 11 – Commitments and Contingencies

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

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 are as follows:

2007	$139,378
2008	142,132
2009	146,884
2010	151,802
2011	156,894
Thereafter	39,544

Total minimum operating lease payments	$776,634

Total rent expense for the operating leases was approximately $140,000, $128,000 and $121,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

          Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2006, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $12,669,000.

Note 12 – Preferred Stock Purchase Rights

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

Note 13 – The Goldfield Corporation 1998 Executive Long-term Incentive Plan

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

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and its related implementation guidance, and complied with the disclosure provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  Under APB No. 25, compensation cost was generally recognized based on the difference, if any, between the quoted market price of the Company’s stock on the date of grant and the amount an employee must pay to acquire the stock.

On January 1, 2006 the Company adopted SFAS No. 123(R) and its related implementation guidance in accounting for stock-based employee compensation arrangements. SFAS No. 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS No. 123(R) also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period), net of estimated forfeitures. However, the Company has not issued any stock options during the year ended December 31, 2006 and all previously awarded stock options were exercised prior to December 31, 2005. The adoption of SFAS No 123(R) had no effect on the current financial statements.

On March 9, 1999, the Company granted options to purchase 985,000 shares, exercisable at $0.21875 per share, the fair market price of the Common Stock at the date of grant. No stock options were granted during 2006, 2005 or 2004. The remaining 55,001 stock options outstanding as of December 31, 2004, were exercised during the fourth quarter of 2005. A summary of option transactions follows:

	Number of Shares	Range of exercise prices per share	Weighted average exercise price	Weighted average remaining contractual life (in years)

Balance outstanding, December 31, 2003	243,668	0.21875	0.21875	5.18

Exercised	(188,667)	0.21875	0.21875

Balance outstanding, December 31, 2004	55,001	0.21875	0.21875	4.18

Exercised	(55,001)	0.21875	0.21875

Balance outstanding, December 31, 2005	—			—

No Activity	—

Balance outstanding, December 31, 2006	—			—

Prior to adopting SFAS No. 123 (R), the Company accounted for stock-based compensation under APB 25.  If the Company had elected to adopt the fair value based recognition provisions of SFAS No. 123 for its stock option plans in the prior period, net income (loss) and net income (loss) per share would have had no changes in the years ended December 31, 2005 and 2004, respectively.

Note 14 – Earnings (loss) Per Share of Common Stock

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

	2006	2005	2004

Continuing operations
Income (loss) from continuing operations	$2,754,428	$2,378,509	$(289,768)
Discontinued operations
Gain (loss) from discontinued operations	241,638	(56,222)	(98,006)

Net income (loss)	$2,996,066	$2,322,287	$(387,774)

Weighted average common shares outstanding	25,564,550	25,642,528	26,250,350

Earnings (loss) per share-basic
Continuing operations	$0.11	$0.09	$(0.01)
Discontinued operations	0.01	—	—

Net income (loss)	$0.12	$0.09	$(0.01)

Weighted average dilutive shares from stock option plan	—	34,990	—

Weighted average common shares outstanding including dilutive shares	25,564,550	25,677,518	26,250,350

Earnings (loss) per share-diluted
Continuing operations	$0.11	$0.09	$(0.01)
Discontinued operations	0.01	—	—

Net income (loss)	$0.12	$0.09	$(0.01)

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share also gives effect to all potential dilutive common shares outstanding during the period, such as stock options, if dilutive. Outstanding stock options for 2004 of 55,001 were excluded from this calculation, as they would have been anti-dilutive or reduced the loss per share. All remaining outstanding stock options were exercised during the fourth quarter of 2005. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418, 2,241,580, and 1,862,522 shares of Treasury Stock for each of the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15 – Common Stock Repurchase Plan

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 25, 2006, permits the purchase of up to 3,500,000 shares until September 30, 2007. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. During each of the years ended December 31, 2006, 2005 and 2004, pursuant to the Repurchase Plan, the Company repurchased 120,838, 379,058 and 489,195 shares of its Common Stock, respectively, at a cost of $132,953 (average cost of $1.10 per share), $209,179 (average cost of $0.55 per share) and $271,390 (average cost of $0.55 per share), respectively. As of December 31, 2006, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 16 – Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information as of December 31 for the years indicated:

	2006	2005	2004

Continuing operations:
Revenues
Electrical construction	$36,409,551	$28,780,681	$28,823,061
Real estate development	11,086,306	10,563,404	3,864,835

	47,495,857	39,344,085	32,687,896

Operating expenses
Electrical construction	31,686,117	25,455,239	27,975,372
Real estate development	8,458,721	7,231,926	3,110,625
Corporate	3,007,742	2,680,360	2,067,600

	43,152,580	35,367,525	33,153,597

Operating income (loss)
Electrical construction	4,723,434	3,325,442	847,689
Real estate development	2,627,585	3,331,478	754,210
Corporate	(3,007,742)	(2,680,360)	(2,067,600)

	4,343,277	3,976,560	(465,701)

Other income (expenses), net
Electrical construction	(48,449)	(88,060)	(40,596)
Real estate development	124,051	1,107	68,748
Corporate	75,889	71,023	67,223

	151,491	(15,930)	95,375

Net income before taxes
Electrical construction	4,674,985	3,237,382	807,093
Real estate development	2,751,636	3,332,585	822,958
Corporate	(2,931,853)	(2,609,337)	(2,000,377)

	$4,494,768	$3,960,630	$(370,326)

Identifiable assets:
Electrical construction	$21,317,634	$17,130,082	$15,183,844
Real estate development	16,225,823	12,741,299	1,693,624
Corporate	4,030,831	3,601,967	6,795,873
Discontinued operations	329,888	7,845	31,176

Total	$41,904,176	$33,481,193	$23,704,517

Capital expenditures:
Electrical construction	$2,609,434	$1,632,778	$4,731,242
Real estate development	6,125	10,920	75,355
Corporate	181,249	387,941	62,375

Total	$2,796,808	$2,031,639	$4,868,972

Depreciation, amortization and depletion:
Electrical construction	$2,378,564	$2,241,508	$2,059,473
Real estate development	25,620	23,264	13,026
Corporate	131,163	95,884	68,225

Total	$2,535,347	$2,360,656	$2,140,724

Operating income is total operating revenue less operating expenses inclusive of depreciation and SG&A expenses for each segment. Operating income excludes interest expense, interest and other income, and income taxes. General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense. Identifiable assets by segment are used in the operations of each segment.

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows for the years ended December 31 as indicated:

	2006		2005		2004

	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales

Electrical construction:
Customer A	$26,720	56	$16,188	41	$11,715	36
Customer B	—	—	3,962	10	—	—
Customer C	—	—	—	—	5,654	17

The real estate development operations did not have sales, from any one customer, which exceeded 10% of total sales for each of the years ended December 31, 2006, 2005 and 2004.

Sales by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2006		2005		2004

	Amount	% of Total Sales	Amount	% of Total Sales	Amount	% of Total Sales

Electrical construction:
Transmission	$34,778	73	$23,555	60	$23,699	72
Fiber Optics	1,530	3	2,168	6	2,262	7
Miscellaneous	102	1	3,058	7	2,862	9

Total	36,410	77	28,781	73	28,823	88
Real estate development:
Condominium sales	11,086	23	10,563	27	3,865	12

Total	11,086	23	10,563	27	3,865	12

Total Sales	$47,497	100	$39,344	100	$32,688	100

Note 17 – Quarterly Financial Data (unaudited)

Selected quarterly financial data follows:

	For the Three Months Ended

	March 31,	June 30,	September 30,	December 31,

2006
Revenues	$13,994,952	$12,232,863	$12,148,750	$9,119,292
Gross Profit	2,986,052	2,351,994	2,194,989	903,919
Net income (loss) from continuing operations available to common stockholder	1,144,491	972,472	764,535	(127,070)
Net income from discontinued operations	—	—	148,637	93,001
Total net income (loss)	1,144,491	972,472	913,172	(34,069)
Earnings per share - basic diluted
Continuing operations	0.04	0.04	0.03	—
Discontinued operations	—	—	0.01	—
Net income	0.04	0.04	0.04	—
2005
Revenues	$8,231,473	$9,470,952	$11,255,613	$10,386,047
Gross Profit	1,016,847	2,045,196	2,303,290	2,359,095
Net income from continuing operations available to common stockholder	149,304	574,588	741,937	912,680
Net loss from discontinued operations	(12,752)	(1,776)	(10,291)	(31,403)
Total net income	136,552	572,812	731,646	881,277
Earnings per share - basic diluted
Continuing operations	0.01	0.02	0.03	0.04
Discontinued operations	—	—	—	—
Net income	0.01	0.02	0.03	0.03

The totals for the year may differ from the sum of the quarterly information due to rounding.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

Changes in internal controls

No changes in the Company’s internal controls over financial reporting occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, and the Company’s independent registered public accounting firm will be required to audit management’s assessment as of December 31, 2008. The Company is in the process of performing the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for the Company’s independent registered public accounting firm to provide their attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that the objectives of the disclosure control system were met.

Item 9B.     Other Information.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information concerning the directors of the Company will be contained under the heading “Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference.

The executive officers of the Company are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age

John H. Sottile
Chairman of the Board of
Directors, President and
Chief Executive Officer,
Director	1983	59

Stephen R. Wherry,
Senior Vice President, Treasurer,
Assistant Secretary and
Chief Financial Officer	1988	48

(1)	As of February 28, 2007

Throughout the past five years John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company, with responsibilities substantially consistent with those of their current positions.

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

The Code is also available, free of charge, within the “Corporate Governance” section of the Company’s website, at www.goldfieldcorp.com. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Audit Committee

Information concerning the Company’s Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference.

Item 11.     Executive Compensation.

Information concerning executive compensation will be contained under “Executive Compensation” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership will be contained under “Ownership of Voting Securities by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions of the directors and officers of the Company and director independence will be contained under “Election of Directors” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.

Information concerning the accounting services performed by the Company’s Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in the Company’s 2007 Proxy Statement, which information is incorporated herein by reference.

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

(3) Exhibits

The following exhibits are required pursuant to Item 601 of Regulation S-K:

3-1

Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

3-2

Amended and Restated By-Laws of the Company are hereby incorporated by reference to Exhibit 3-2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, heretofore filed with the Commission (file No. 1-7525).

4-1

Specimen copy of Company’s Common Stock certificate is hereby incorporated by reference to Exhibit 4-5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

4-2

The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to Exhibit 4-3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, heretofore filed with the Commission (file No. 1-7525).

4-3

The Rights Agreement between The Goldfield Corporation and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4-1 of the Company’s Form 8-A dated September 19, 2002, heretofore filed with the Commission (file No. 1-7525).

10-1

Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

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

10-5(a)

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

10-5(b)

Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-5(c)

Amendment to Loan Agreement, dated March 14, 2006, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(d)

Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No.1-7525).

10-5(e)

Form of Guaranty is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(f)

Renewal Revolving Line of Credit Promissory Note of the Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No. 1-7525).

10-6(a)

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

10-6(b)

Revolving Line of Credit Promissory Note among Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-6(c)

Security Agreement, dated August 26, 2005, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-7(a)

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

10-7(b)

Revolving Line of Credit Promissory Note among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $6.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-7(c)

Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation Relating to Loans of up to $6.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No. 1-7525).

10-8	Form of Guaranty is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-9(a)

Loan Agreement for Construction and Other Matters, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-9(b)

Mortgage and Security Agreement, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-9(c)

Revolving Line of Credit Promissory Note, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-9(d)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-10(a)

Unconditional Guaranty of The Goldfield Corporation, dated July 13, 2006, relating to Leases of up to $4.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-10(b)

Form of Lease Agreement is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-11(a)

Loan Agreement, dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-11(b)

Revolving Line of Credit Promissory Note of Southeast Power Corporation relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-11(c)

Guaranty, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-11(d)

Security Agreement, dated July 13, 2006, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 13, 2006,  heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 14 of the notes to the consolidated financial statements.

14

The Goldfield Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers is hereby incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, heretofore filed with the Commission (file No. 1-7525).

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

THE GOLDFIELD CORPORATION

	By	/s/ John H. Sottile

(John H. Sottile)
Chairman of the Board of Directors, President,
Dated: March 29, 2007		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2007.

Signature	Title

/s/ John H. Sottile	Chairman of the Board of Directors, President, Chief Executive Officer and Director

(John H. Sottile)

/s/ Stephen R. Wherry	Senior Vice President, Chief Financial Officer (Principal Financial Officer), Treasurer, Assistant Secretary and Principal Accounting Officer

(Stephen R. Wherry)

*	Director

(Dwight W. Severs)

*	Director

(Thomas E. Dewey, Jr.)

*	Director

(Harvey C. Eads, Jr.)

*	Director

(John P. Fazzini)

*	Director

(Danforth E. Leitner)

*	Director

(Al Marino)

*By:	/s/ John H. Sottile

John H. Sottile
Attorney-in-Fact