Form 10-Q
period 2007-03-31
GOLDFIELD CORP
filed 2007-05-15
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of May 7, 2007, 25,451,354 shares of the Registrant’s Common Stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$5,493,886	$6,801,600
Accounts receivable and accrued billings	5,515,326	4,908,511
Contracts receivable (Note 2)	12,778,842	10,623,909
Remediation insurance receivable (Note 5)	273,349	329,888
Current portion of notes receivable	38,529	41,453
Construction inventory (Note 3)	62,774	216,989
Real estate inventories (Note 3)	600,220	801,411
Costs and estimated earnings in excess of
billings on uncompleted contracts	2,740,847	2,358,738
Deferred income taxes (Note 8)	240,950	263,400
Income taxes recoverable	465,169	309,922
Residential properties under construction (Note 4)	5,055,555	3,784,165
Prepaid expenses	1,041,929	431,441
Other current assets	149,470	17,614
Total current assets	34,456,846	30,889,041
Property, buildings and equipment, at cost, net of depreciation of $13,548,417 as of March 31, 2007 and
$13,715,313 as of December 31, 2006	11,049,528	9,465,378
Notes receivable, less current portion	389,975	407,409
Deferred charges and other assets
Land and land development costs (Note 4)	710,495	710,495
Cash surrender value of life insurance	318,022	321,724
Other assets	502,345	110,129
Total deferred charges and other assets	1,530,862	1,142,348
Total assets	$47,427,211	$41,904,176
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,489,490	$5,359,893
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	24,444
Notes payable (Note 6)	12,935,727	8,663,768
Capital leases, due within one year (Note 6)	323,532	317,160
Current liabilities of discontinued operations (Note 5)	166,411	208,221
Total current liabilities	18,915,160	14,573,486
Deferred income taxes (Note 8)	861,400	861,400
Other accrued liabilities	23,178	20,821
Notes payable, less current portion (Note 6)	2,817,072	1,207,745
Capital leases, less current portion (Note 6)	811,664	894,976
Total liabilities	23,428,474	17,558,428
Commitments and contingencies (Notes 6 and 7)
Stockholders' equity
Common stock, $.10 par value per share, 40,000,000
shares authorized; 27,813,772 shares issued	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	4,043,864	4,390,875
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders' equity	23,998,737	24,345,748
Total liabilities and stockholders' equity	$47,427,211	$41,904,176

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue
Electrical construction	$7,354,043	$10,492,005
Real estate development	2,454,432	3,502,947
Total revenue	9,808,475	13,994,952

Costs and expenses
Electrical construction	6,801,704	8,123,209
Real estate development	1,693,925	2,321,429
Depreciation	742,347	599,291
Selling, general and administrative	1,050,971	1,098,355
Gain on sale of assets	(8,857)	(18,310)
Total costs and expenses	10,280,090	12,123,974
Total operating income (loss)	(471,615)	1,870,978

Other income (expense), net
Interest income	61,332	24,712
Interest expense, net	(79,645)	(36,991)
Other	9,149	3,494
Total other expenses, net	(9,164)	(8,785)

Income (loss) from continuing operations
before income taxes	(480,779)	1,862,193

Income taxes (Note 8)	(133,768)	717,702
Net income (loss)	$(347,011)	$1,144,491

Earnings (loss) per share of common stock -
basic and diluted (Note 9)	$(0.01)	$0.04

Weighted average number of common shares
outstanding – basic and diluted	25,451,354	25,572,192

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income (loss) from continuing operations	$(347,011)	$1,144,491
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Depreciation	742,347	599,291
Deferred income taxes	22,450	195,477
Gain on sale of assets	(8,857)	(18,310)
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(606,815)	323,834
Contracts receivable	(2,154,933)	(1,653,547)
Construction inventory	154,215	(412,375)
Real estate inventories	201,191	-
Costs and estimated earnings in excess
of billings on uncompleted contracts	(382,109)	(2,388,573)
Land and land development costs	-	1,085,616
Residential properties under construction	(1,271,390)	(836,650)
Income taxes recoverable	(155,247)	951
Income taxes payable	-	258,360
Prepaid expenses and other assets	(1,134,560)	(648,291)
Accounts payable and accrued liabilities	(628,903)	1,553,692
Billings in excess of costs and estimated
earnings on uncompleted contracts	(24,444)	(51,575)
Net cash used by operating
activities of continuing operations	(5,594,066)	(847,609)
Net cash provided by (used by) operating
activities of discontinued operations	14,729	(28,588)
Net cash used by operating activities	(5,579,337)	(876,197)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	66,055	76,280
Proceeds from notes receivable	20,358	10,801
Purchases of property and equipment	(1,622,838)	(746,882)
Cash surrender value of life insurance	3,702	3,463
Net cash used by investing activities of
continuing operations	(1,532,723)	(656,338)

Cash flows from financing activities
Proceeds from term debt	3,973,439	908,832
Repayments on term debt	(216,666)	(221,753)
Net borrowings (repayments) under lines of credit	2,124,513	(627,693)
Repayments on capital leases	(76,940)	-
Net cash provided by financing activities of
continuing operations	5,804,346	59,386

Net decrease in cash and cash equivalents	(1,307,714)	(1,473,149)
Cash and cash equivalents at beginning of period	6,801,600	2,912,494
Cash and cash equivalents at end of period	$5,493,886	$1,439,345

Supplemental disclosures:
Cash paid for interest, net of amount capitalized	$74,579	$31,623
Cash paid for income taxes	-	262,914
Non-cash investing and financing activities:
Capital leases for equipment	-	99,963
Liability for equipment acquired	760,857	-

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006

Note 1 - Description of Business and Basis of Financial Statement Presentation

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company's principal lines of business are electrical construction and real estate development. The principal market for the Company's electrical construction operation is electric utilities in the southeastern and mid-Atlantic region of the United States. The primary focus of the Company's real estate operations is on the development of luxury condominium projects.

Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2006, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions during the preparation of the Company’s financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Note 2 - Contracts Receivable

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of March 31, 2007, outstanding contracts receivable amounted to $12,778,842, all of which is for our Pineapple House condominium project. As of December 31, 2006, outstanding contracts receivable amounted to $10,623,909, all of which related to our Pineapple House project. As of both March 31, 2007 and December 31, 2006, $1,469,280 of non-refundable earnest money deposits were held by a third party for the Pineapple House project.

The Company’s real estate development operations do not extend financing to buyers and, therefore, sales proceeds are received in full upon closing.

Note 3 - Construction Inventory

Construction inventory, which consists of condominium construction materials, is stated at the lower of cost or market.

Real estate inventories, which consist of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. We had three completed condominium units held for sale within our Oak Park project at March 31, 2007 compared to four at December 31, 2006.

Note 4 - Land and Land Development Costs and Residential Properties under Construction

The costs of a land purchase and any development expenses up to the initial construction phase of any new condominium development project are recorded under the asset “land and land development costs.” Once construction commences, the land and land development costs associated with the project under construction and the costs of construction are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is more than one year from the date of the consolidated financial statements.

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

In April of 2007, the EPA approved as final an Engineering Evaluation/Cost Analysis Report (“EE/CA Report”) for the Site. The EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the Site. The EPA has indicated that it intends to issue a Proposed Plan for the site in June of 2007, followed by a 30-day public comment period. At the close of the comment period, the EPA expects to adopt a formal Action Memorandum that will most likely adopt, as the remedy for the Site, the proposed removal action described in the EE/CA Report.

The EE/CA Report, following cost estimation procedures applicable to EE/CA documents, estimates that the net present value of the proposed removal action is $1.5 million. This figure includes amounts for contingencies and is based on currently available information, certain assumptions and estimates. In light of the Company’s limited role in the creation of the wastes that are the primary focus of the removal action, the Company believes that the other two PRPs, particularly Blue Tee Corporation (successor to American Zinc), will be liable for most of the cleanup costs, as they were directly responsible for all on-site ore processing activities and wastes. However, there can be no assurance as to the scope of the Company’s share of liability for cleanup costs. The EPA has indicated that it expects response actions at the Site to be completed during the 2007 construction season.

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

One of the Company’s former general liability insurance carriers has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. As of December 31, 2006, the Company recorded a receivable for estimated future insurance reimbursements in the amount of $329,888 and recorded this as a reduction to net expense within discontinued operations. During the quarter ended March 31, 2007, the Company was reimbursed $56,539, which reduced the balance of the estimated receivable for future insurance reimbursements. In addition to the amount received in the current quarter, the Company received $238,315 during the year ended December 31, 2006, for a total reimbursement to date of $294,854, which represents 80% of the Company’s insurable costs incurred from the inception of this matter through November 30, 2006. Another of the Company’s former general liability insurance carriers has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. However, that insurer has not yet made any payment to the Company. The Company will record any change to the estimated insurance reimbursements as a change to the net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. The provision was decreased by $0 for both the quarter ended March 31, 2007 and the quarter ended March 31, 2006.  As of March 31, 2007 the cumulative net expense was $31,493. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report, the anticipated professional fees associated through the completed remediation all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of March 31, 2007, the Company has recorded a reserve balance for future applicable costs of $166,411 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	March 31, 2007	December 31, 2006
Current assets
Remediation insurance receivable	$273,349	$329,888

Total assets of discontinued operations	$273,349	$329,888

Current liabilities
Reserve for remediation	$166,411	$208,221

Total liabilities of discontinued operations	$166,411	$208,221

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

The $3.0 million Working Capital Loan will be used by the Company for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement, interest is payable monthly at an annual rate equal to monthly LIBOR rate plus one and eight-tenths percent (7.12% and 7.15% as of March 31, 2007 and December 31, 2006, respectively). On September 28, 2006, the Company entered into a loan renewal with the Bank, effective as of August 26, 2006, which extended the maturity date of the loan until August 26, 2007. The Company expects to renew this loan at that time for an additional year. The loan is guaranteed by the Company and named subsidiaries and includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company and named subsidiaries to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. There were no borrowings outstanding under this agreement as of March 31, 2007 and December 31, 2006. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of March 31, 2007.

The $2.0 million Equipment Loan draws are at the request of the Company and the discretion of the Bank. Under the terms of the agreement, principal plus interest are payable monthly composed of $72,222 principal plus accrued interest. The interest is payable at an annual rate equal to monthly LIBOR rate plus one and eight-tenths percent (7.12% and 7.15% as of March 31, 2007 and December 31, 2006, respectively). The maturity date of the loan is February 26, 2008. The loan is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions or substitutions thereof and all cash and non-cash proceeds received thereof. Borrowings outstanding under this agreement were $433,332 and $649,998 as of March 31, 2007 and December 31, 2006, respectively. The loan agreement contains various financial covenants, including, but not limited to, minimum tangible net worth, outside debt limitations and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, a change in fiscal year and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of March 31, 2007.

The proceeds of the $6.0 million Real Estate Loan will be used by the Company for financing the costs of certain qualified real estate projects in Florida. Under the terms of the agreement, interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (7.12% and 7.15% as of March 31, 2007 and December 31, 2006, respectively). On September 28, 2006, the Company entered into a loan renewal with the Bank, effective as of August 26, 2006, which extended the maturity date of the loan until August 26, 2007. The Company expects to renew this loan at that time for an additional year. All of the net proceeds from the sale of a qualified project shall first be applied against the principal balance due on the note until the note is satisfied in full. As security for the loan, the Company and the subsidiary of the Company which has legal title to the real property to be developed have agreed to execute an agreement not to encumber or transfer property with respect to the property to be developed. The loan is guaranteed by the Company and named subsidiaries and draws for all projects are not to exceed the total costs of all projects. There were no borrowings outstanding under this agreement as of March 31, 2007 and December 31, 2006. The loan agreement contains various financial covenants including, but not limited to, minimum tangible net worth, outside debt limitation and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of March 31, 2007.

On November 18, 2005, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank, entered into a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units. Under the terms of the agreement interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (7.17% and 7.20% as of March 31, 2007 and December 31, 2006, respectively). The maturity date of the loan is November 18, 2007. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $11,819,467 and $7,846,028 as of March 31, 2007 and December 31, 2006, respectively. The loan is secured by a Mortgage and Security Agreement. The loan agreement includes covenants and agreements that are customary for loan agreements of this type, and also provides that construction on the initial phase of the Pineapple House development must be completed by October 1, 2007. In addition, the loan agreement includes a cross default provision pursuant to which a default under the loan agreement constitutes a default with respect to all other indebtedness of the Company, Southeast Power, Bayswater, Pineapple House or Oak Park to the Bank and a default under any other loan agreement of the Company or any of the foregoing affiliates constitutes a default under the loan agreement. Pursuant to the loan agreement, the Company has agreed that $1.0 million of the $6.0 million Real Estate Loan will not be available to the Company until a specified level of progress with respect to the concrete structure has been achieved on the initial phase of Pineapple House. The Company was in compliance with all such covenants as of March 31, 2007.

On July 13, 2006, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, entered into a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Under the terms of the agreement, interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (7.12% as of March 31, 2007 and 7.15% as of December 31, 2006, respectively). The maturity date of the loan is December 13, 2010. Southeast Power must make monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power must pay monthly installments of principal, in addition to interest on the principal balance outstanding, until maturity. Borrowings outstanding under this loan agreement were $3,500,000 and $1,375,487 as of March 31, 2007 and December 31, 2006, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof. The loan agreement includes covenants and agreements that are customary for loan agreements of this type. In addition, at the Bank’s option, the Bank may treat any default in payment or performance by Southeast Power, the Company or any of their subsidiaries or affiliates under any other loans, contracts or agreements with the Bank or its affiliates as a default under this loan agreement. The Company was in compliance with all such covenants as of March 31, 2007.

Interest costs related to the construction of condominiums are capitalized. During the three month periods ended March 31, 2007 and 2006, the Company capitalized interest costs of $173,296 and $87,736, respectively.

Capital Leases

The Company enters into non-cancelable capital leases for the acquisition of certain machinery and equipment needs. Under the current capital leases, ownership transfers to the Company at the end of the lease term. No restrictions are imposed by the lease agreements regarding additional debt or further leasing. As of March 31, 2007 the cost and accumulated depreciation of equipment under capital leases amounted to $1,403,602 and $210,540, respectively. As of December 31, 2006, the cost and accumulated depreciation of equipment under capital leases amounted to $1,403,602 and $140,360, respectively. The remaining principal balance under these lease agreements was $1,135,196 as of March 31, 2007. Depreciation for assets under capital leases is included in depreciation and amortization expenses.

The schedule of principal payments of our notes payable and capital leases as of March 31, 2007 is as follows:

2007	$12,982,081
2008	1,400,347
2009	1,379,591
2010	1,293,655
Total payments of debt	17,055,674
Less: Amount representing interest on capital leases	(167,679)
Total net payments	$16,887,995

Note 7 - Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2007, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $15,077,000.

Note 8 - Income Taxes

At March 31, 2007, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $377,000, which are available to reduce future federal income taxes over an indefinite period. The net deferred tax asset decreased from $263,400 at December 31, 2006 to $240,950 at March 31, 2007 due to the utilization of AMT credit carryforwards on an annualized basis. The net deferred tax liability of $861,400 did not change for this same period. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $1,617,000.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:

	2007	2006
Income taxes (benefit)	$(133,768)	$717,702
Effective income tax rate (benefit)	(27.8%)	38.5%

The Company’s expected tax rate for the year ending December 31, 2007, which was calculated based on the estimated annual operating results for the year, is 40.0%.

On January 1, 2007, the Company adopted FIN No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109,” which clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 prescribes a more-likely-than-not threshold of a tax position taken or expected to be taken in a tax return being sustained on audit based on the technical merits for financial statement recognition and measurement.

On implementation of FIN No. 48, the Company reviewed prior year tax filings and other corporate records for any uncertain tax positions in accordance with recognition standards established. As a result of this review, there were no requirements to accrue income taxes.

The Company will classify interest and penalties recognized in accordance with this Interpretation as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Note 9 - Earnings (Loss) Per Share of Common Stock and Stock Repurchase Plan

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include dilution from potential common stock equivalents, such as stock options outstanding. As of March 31, 2007 and December 31, 2006, respectively, there were no common stock equivalents.

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 25, 2006, permits the purchase of up to 3,500,000 shares of Common Stock until September 30, 2007. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. During each of the years ended December 31, 2006, 2005 and 2004, pursuant to the Repurchase Plan, the Company repurchased 120,838, 379,058 and 489,195 shares of its Common Stock, respectively, at a cost of $132,953 (average cost of $1.10 per share), $209,179 (average cost of $0.55 per share) and $271,390 (average cost of $0.55 per share), respectively. The Company did not repurchase shares of its Common Stock during the three month periods ended March 31, 2007 and 2006. As of March 31, 2007, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 10 - Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods ended as indicated:
	Three Months Ended
	March 31,
	2007	2006
Revenues
Electrical construction	$7,354,043	$10,492,005
Real estate development	2,454,432	3,502,947
Total revenues	9,808,475	13,994,952
Operating expenses
Electrical construction	7,544,917	8,698,867
Real estate development	1,896,303	2,608,762
Corporate	838,870	816,345
Total operating expenses	10,280,090	12,123,974
Operating income (loss)
Electrical construction	(190,874)	1,793,138
Real estate development	558,129	894,185
Corporate	(838,870)	(816,345)
Total operating income (loss)	(471,615)	1,870,978
Other income (expense), net
Electrical construction	(34,909)	(17,815)
Real estate development	-	-
Corporate	25,745	9,030
Total other income (expense), net	(9,164)	(8,785)
Net income (loss) before taxes
Electrical construction	(225,783)	1,775,323
Real estate development	558,129	894,185
Corporate	(813,125)	(807,315)
Total net income (loss) before taxes	$(480,779)	$1,862,193

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth certain segment information as of the dates indicated:

	March 31,	December 31,
	2007	2006
Identifiable assets
Electrical construction	$22,418,212	$21,317,634
Real estate development	19,470,596	16,225,823
Corporate	5,265,054	4,030,831
Discontinued operations	273,349	329,888
Total	$47,427,211	$41,904,176

Note 11 -Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved The Goldfield Corporation 1998 Executive Long-term Incentive Plan (the “Plan”), which permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of common stock, treasury shares or shares purchased on the open market. The exercise price under such grants, if applicable, will be based on the fair market value of the common stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. Any options granted under the Plan must be exercised within 10 years of the date of grant and are vested equally over a three year period.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004)” and its related implementation guidance in accounting for stock-based employee compensation arrangements. SFAS No. 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS No. 123(R) also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period), net of estimated forfeitures. No stock options were granted during the three month periods ended March 31, 2007 and 2006. As of March 31, 2007 and December 31, 2006 there were no options outstanding and no expense for the three months ended March 31, 2007 and 2006, respectively.

Note 12 - Recent Accounting Pronouncements

In November 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF No. 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 will be effective for annual reporting periods beginning after March 15, 2007. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. The cumulative effect of applying EITF No. 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of adopting EITF No. 06-8 on its consolidated financial position and results of operations. If the Company is unable to meet the requirements of EITF No. 06-8, it will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. The Company is currently evaluating the potential impact of SFAS No. 159 on its consolidated financial position and results of operations.

On January 1, 2007, the Company adopted EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires the disclosure of the Company’s accounting policy regarding its gross or net presentation of externally imposed taxes on revenue-producing transactions in the notes to the consolidated financial statements. The Company’s accounting policy is a net presentation of externally imposed taxes on revenue-producing transactions and there has been no impact on the financial statements.

Note 13 - Customer Concentration

A significant portion of the Company’s electrical construction revenue has historically been derived from two or three utility customers each year. For the quarter ended March 31, 2007 and the quarter ended March 31, 2006, the two largest customers accounted for 42% and 65%, respectively, of the Company’s total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of electrical construction services in the southeastern United States and a developer of condominiums on the east coast of Florida. Through our subsidiary Southeast Power Corporation, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power is based in Titusville, Florida, and performs electrical contracting services in the southeastern and mid-Atlantic regions of the United States.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with one or two different customers accounting for a substantial portion of our revenue in any given year. For example, in the year ended December 31, 2006, one of our customers accounted for greater than 50% of our consolidated revenue. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenues, margins and profits which could be material. In the current quarter we were less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at lower than normal profit margins.

We are also involved, through our subsidiary Bayswater Development Corporation and its wholly-owned real estate development subsidiaries, in the development of residential condominium projects, on the east coast of Central Florida. Our current project, Pineapple House, is a multi-phase project. The first phase of Pineapple House is comprised of an eight-story building containing thirty-three luxury river-view condominium units. As of December 31, 2006, twenty-two units were under contract for sale, backed by $1.5 million of non-refundable earnest money deposits. Due to the current weakness in the Florida condominium market, as further described below, there was a virtual cessation of sales of our condominiums during 2006, which has continued through the quarter ended March 31, 2007, during which we have made no additional sales and one buyer provided notification of their intention to default on their contract. We expect to notify buyers in the second quarter that we intend to begin consummating the sales of the units, and it is possible that additional buyers may advise us they intend to default on their contracts, upon receipt of that notice.

We believe the slowdown in new unit sales is attributable to a national softening in demand for new homes as well as an oversupply of homes available for sale in the Florida market. We believe the decline in demand for our new condominiums is related to concerns of prospective home buyers regarding the direction of home prices, interest rates, property taxes and their inability to sell their current homes. In addition to the traditional homebuyer, it appears that speculators and investors have significantly reduced their participation in the new home market. Additionally, our market has been impacted by an overall increase in the supply of homes available for sale, as speculators and investors attempt to sell the homes they previously purchased or cancel contracts for homes under construction. In addition, high cancellation rates reported by other builders have added to the supply of homes in the marketplace.

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

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, real estate development projects, deferred income tax assets and environmental remediation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of its critical accounting policies, estimates and related disclosure with the Audit Committee of the Board of Directors.

Percentage of Completion - Electrical Construction Segment

We recognize revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Total estimated costs, and thus contract income, are impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials and governmental regulation, may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Contract loss accruals recorded for the three month period ended March 31, 2007 were $10,000, compared to $0 for the three month period ended March 31, 2006. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion - Real Estate Development Segment

All revenue associated with real estate development projects that meet the criteria specified by SFAS 66, “Accounting for Sales of Real Estate,” is recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, consideration is given to the requirements of state laws, the condominium contract and the terms of the financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price and (6) sales proceeds and costs can be reasonably estimated. The Company determines that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation and the building foundation is complete. In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF Issue 06-8 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66. See note 12 to the consolidated financial statements for additional information.

We believe that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during the three month periods ended March 31, 2007 and 2006. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

If a buyer were to default on the contract for sale, revenues and expenses recognized in prior periods would be adjusted in the period of default.

Deferred Tax Assets

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. If we determine that we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made.

As of March 31, 2007, our deferred tax assets were largely comprised of an AMT credit carryforward. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the AMT credit carryforward which has no expiration date. Therefore, the Company has not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $1.6 million.

Provision for Remediation

In September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine that we formerly owned the “Site.” Refer to note 5 of the notes to the consolidated financial statements for a discussion of this matter.

It is impossible at this stage to estimate the total costs of the remediation at the Site or our share of liability for those costs due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of actual remediation costs and our equitable share of liability for the contamination.

Beginning in September 2003, in accordance with FIN No. 14, we had recognized a net expense (within discontinued operations) for this matter. The provision was decreased by $0 for both the quarter ended March 31, 2007 and the quarter ended March 31, 2006. As of March 31, 2007 the cumulative net expense was $31,493. This represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report, the anticipated professional fees associated through the completed remediation all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of March 31, 2007, we have recorded a reserve balance for future applicable costs of $166,411 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended March 31 as indicated:

	2007	2006
Electrical construction
Revenue	$7,354,043	$10,492,005
Operating expenses
Cost of goods sold	6,801,704	8,123,209
Depreciation	696,598	557,451
SG&A	48,177	33,965
Other general income	(1,562)	(15,758)
Total operating expenses	7,544,917	8,698,867
Operating income (loss)	$(190,874)	$1,793,138

Real estate development
Revenue	$2,454,432	$3,502,947
Operating expenses
Cost of goods sold	1,693,925	2,321,429
Depreciation	6,445	6,811
SG&A	195,933	280,522
Total operating expenses	1,896,303	2,608,762
Operating income	$558,129	$894,185

Continuing Operations

Revenues

Total revenues in the three months ended March 31, 2007 decreased by 29.9% to $9.8 million, compared to $14.0 million in the three months ended March 31, 2006 reflecting lower revenue in both our electrical construction and real estate development activities.

Electrical construction revenues decreased $3.1 million, or 29.9%, to $7.4 million for the three months ended March 31, 2007 from $10.5 million for the three months ended March 31, 2006. The decrease in revenue for the three month period ending March 31, 2007 when compared to the same period in 2006 was primarily due to a slowdown in demand for our electrical construction services and a reduction in the number of projects in process, resulting from the availability of fewer profitable projects. In the current quarter we had fewer projects under construction because we have recently been less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at prices that would not meet our target profit margins.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of March 31, 2007, the electrical construction operation’s backlog was approximately $7.4 million, which included approximately $6.3 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $1.1 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 100% to be completed within the current fiscal year. This compares to a backlog of $21.7 million at March 31, 2006, of which approximately $14.0 million represented backlog from fixed price contracts and approximately $7.7 million represented service agreement backlog.

Real estate construction revenues decreased by 29.9% to $2.5 million for the three months ended March 31, 2007 from $3.5 million for the like period in 2006. The decrease in revenues for the three months ended March 31, 2007, compared to the like period in 2006, was mainly due to the completion of the Oak Park project in the third quarter of 2006. In the quarter ended March 31, 2006, we had begun the Pineapple House project and recognized $2.3 million in revenue on Pineapple House, as well as $1.2 million in revenue from Oak Park. During the quarter ended March 31, 2007, the only project under construction is Pineapple House.

As of March 31, 2007, the real estate development operation’s backlog (outstanding real estate contracts for sale, excluding partial revenue already recognized on such contracts under the percentage-of-completion method) aggregated $1.4 million, all of which is related to our Pineapple House project, which we expect to complete and commence closing by the end of the second quarter 2007. Since we recognize revenue using the percentage-of-completion method of accounting for real estate development projects, the Pineapple House backlog will be recognized as revenue over the life of the project. We expect that 100% of this backlog will be recognized as revenue during the remainder of 2007. There can be no assurance that settlements of condominiums subject to contracts for sale will occur or that construction will progress as expected.

Our Pineapple House project began recognizing revenue during the first quarter 2006 and was approximately 90% complete as of March 31, 2007.

Operating Results

Total operating income (loss) decreased to $(472,000) for the three months ended March 31, 2007, compared to $1.9 million for the like period in 2006. Electrical construction operations had an operating loss of $191,000 during the three months ended March 31, 2007, compared to an operating income of $1.8 million during the three months ended March 31, 2006, a decrease of $2.0 million. Operating margins on electrical construction operations decreased to (2.6)% for the three months ended March 31, 2007 from 17.1% for the three months ended March 31, 2006. The decrease in operating margins for the three month period ended March 31, 2007 was largely the result of reduced productivity on several jobs due to clients’ transmission line clearance problems, delays in procurements of client furnished materials, delays in our clients processing permits on a timely basis and related transition costs and lost productivity as work crews were moved from one job to another.

Real estate development operations had an operating income of $558,000 in the three months ended March 31, 2007, compared to $894,000 in the three months ended March 31, 2006, a decrease of $336,000. Operating margins decreased to 22.7% for the three months ended March 31, 2007 from 25.5% for the three months ended March 31, 2006. Operating margins from real estate development operations vary due to the type and number of units under construction at any given time. The difference in operating margins for the three months ended March 31, 2007 is due to the construction design of Pineapple House, a mid-rise style requiring a more complex building foundation, versus Oak Park, a townhouse style. Since we historically have had only one or two projects under construction at any given time, operating margins can vary significantly depending upon the cost of the underlying land, the type of construction, location of the project and general market conditions. In addition, our projects are generally completed in approximately one year, which also influences year-to-year operating margin comparisons.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased 15.2% to $10.3 million in the three months ended March 31, 2007 from $12.1 million in the three months ended March 31, 2006.

Electrical construction cost of goods sold decreased to $6.8 million in the three months ended March 31, 2007 from $8.1 million in the three months ended March 31, 2006, a decrease of $1.3 million. The decrease in costs reflects the lower level of construction activities.

Real estate development cost of goods sold decreased to $1.7 million in the three months ended March 31, 2007 from $2.3 million in the three months ended March 31, 2006. The decreased costs reflect the current stage of construction activity related to our new Pineapple House development as well as the decrease due to only one project currently under construction compared to two in the prior year quarter.

The following table sets forth the depreciation and amortization expense for each respective segment for the three months ended March 31 as indicated:

	2007	2006
Electrical construction	$696,598	$557,451
Real estate development	6,445	6,811
Corporate	39,304	35,029
Total	$742,347	$599,291

The depreciation and amortization expense was $742,000 in the three months ended March 31, 2007, compared to $599,000 in the three months ended March 31, 2006, an increase of 23.9%. The increase in depreciation expense is mainly due to an increase in capital expenditures in 2006 and the first quarter of 2007, primarily within the electrical construction segment. We had $2.3 million in capital expenditures within this segment during the quarter ended March 31, 2007, the majority of which was for equipment upgrades and fleet expansion.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the three months ended March 31 as indicated:

	2007	2006
Electrical construction	$48,177	$33,965
Real estate development	195,933	280,522
Corporate	806,861	783,868
Total	$1,050,971	$1,098,355

In the three months ended March 31, 2007, total SG&A expenses remained level at $1.1 million for both quarters ended March 31, 2007 and March 31, 2006.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:
	2007	2006
Income taxes (benefit)	$(133,768)	$717,702
Effective income tax rate (benefit)	(27.8%)	38.5%

Our expected tax rate for the year ending December 31, 2007, which was calculated based on the estimated annual operating results for the year, is 40.0%.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of March 31, 2007 we had cash and cash equivalents of $5.5 million and working capital of $15.5 million as compared to cash and cash equivalents of $6.8 million and working capital of $16.3 million as of December 31, 2006. In addition, we have $9.0 million in unused revolving lines of credit as of March 31, 2007. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Summary

Net cash flows for each of the three month periods ended March 31 were as follows:

	2007	2006
Net cash used by operating activities	$(5,579,337)	$(876,197)
Net cash used by investing activities	(1,532,723)	(656,338)
Net cash provided by financing activities	5,804,346	59,386
Net decrease in cash and cash equivalents	$(1,307,714)	$(1,473,149)

Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash used in our operating activities totaled $5.6 million in the three months ended March 31, 2007, compared to cash used of $876,000 from operating activities for the same period in 2006. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Net cash used in the costs and estimated earnings in excess of billings on uncompleted contracts account within the electrical construction segment for the three months ended March 31, 2007 was $382,000 compared to $2.4 million for the same period in 2006. The increase of $4.7 million in cash used was mainly attributable to (i) the cash used by the change to the current period net loss versus net income in the prior year quarter and (ii) cash used within the real estate segment as we progress toward completion of the current project.

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

For the quarters ended March 31, 2007 and 2006, our DSO for accounts receivable were 67 and 52, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 34 and 31, respectively. The main reason for the increase in the DSO for accounts receivable for the quarter ended March 31, 2007 is that we executed a number of larger and longer transmission line construction projects during 2006. These projects require a longer time to close out and bill the retainage due to required project material reconciliations and delays associated with contacting individual property owners potentially affected by our construction projects upon their completion. As of April 30, 2007 we have received approximately 70% of our March 31, 2007 outstanding trade accounts receivable balance. In addition as of April 30, 2007, we have invoiced our customers for approximately 67% of the balance in costs and estimated earnings in excess of billings as of March 31, 2007.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2007 was $1.5 million compared to $656,000 for the same period in 2006. These purchases are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment.

Our capital budget for 2007 is expected to total approximately $5.0 million, the majority of which is for investment in equipment upgrades and fleet expansion in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2007 was $5.8 million compared to $59,000 during the same period in 2006. The increase in cash provided by financing activities is mainly due to the borrowings made within the real estate segment of $4.0 million used for the development of Pineapple House and borrowing under our equipment line of credit of $2.1 million used for capital expenditures by the electrical construction segment. These borrowings were partially offset by loan repayments of $217,000 on the Equipment Loan. See note 6 of the notes to consolidated financial statements for more information regarding these borrowings. In addition, the Company repaid capital lease obligations of $77,000 during the three month period ended March 31, 2007. There were no capital lease obligation repayments during the three month period ended March 31, 2006.

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

Contractual Obligations

The following table summarizes the Company's future aggregate contractual obligations at March 31, 2007:

	Payments Due By Period
	(in thousands)
	Total	Less Than 1 Year	1 - 2 Years	3 - 5 Years	More Than 5 Years
Operating leases	$752	$142	$261	$349	$-
Capital leases, including interest(1)	1,303	403	713	187	-
Purchase obligations and other(2)	2,901	2,048	813	40	-
Long-term debt - principal(3)	3,500	683	2,049	768	-
Long-term debt - interest(4)	754	175	398	154	27
Total	$9,210	$3,451	$4,234	$1,498	$27

(1)	Capital leases include agreements with Branch Banking and Trust Company as discussed in note 6 of the notes to the consolidated financial statements.

(2)
Purchase obligations include only agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These amounts represent the employment contract of the CEO and other purchase obligations.

(3)	Excludes $12.3 million of debt which matures within the next 12 months.

(4)
Includes approximately $29,000 per year of interest on loans against the cash surrender value of life insurance policies, included in other long term assets and approximately $563,000 of interest on equipment loans for the electrical construction segment (see note 6).

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; ability to acquire land; the Company’s ability to maintain or increase historical revenues and profit margins; the Company’s ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; ability to obtain additional construction financing; increases in interest rates and availability of mortgage financing; increases in construction and homeowner insurance and the availability of insurance; the level of consumer confidence; the negative impact of claims for contract rescission or cancellation by unit purchasers due to various factors including the increase in the cost of condominium insurance; adverse weather; natural disasters; changes in generally accepted accounting principles; the continued weakness in the Florida condominium market and general economic conditions, both nationally and in our region. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. The Company’s primary market risk exposure is related to interest rate risk. At March 31, 2007, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points (i.e., 1%) would not materially affect our financial position, results of operations or cash flows.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, and our independent registered public accounting firm will be required to audit the effectiveness of internal control over financial reporting as of December 31, 2008. We are in the process of performing the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report. We have not completed this process or our assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, we may identify deficiencies that will need to be addressed and remedied.

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the EPA regarding the Anderson-Calhoun mine/mill site in note 5 of notes to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on a monthly basis regarding our purchases of our Common Stock during the first quarter of 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/1/07-01/31/07	-	$-	-	1,154,940
02/1/07-02/28/07	-	-	-	1,154,940
03/1/07-03/31/07	-	-	-	1,154,940
Total	-	$-	-	1,154,940

(1)
Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on May 25, 2006, permits the purchase of up to 3,500,000 shares until September 30, 2007. We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. As of March 31, 2007, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940.

Item 6. Exhibits

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

THE GOLDFIELD CORPORATION

Dated: May 15, 2007	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)