Form 10-Q
period 2007-06-30
GOLDFIELD CORP
filed 2007-08-14
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
 Yes ☐ No ☑

As of August 7, 2007, 25,451,354 shares of the Registrant’s Common Stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$4,548,191	$6,801,600
Accounts receivable and accrued billings	4,147,221	4,908,511
Contracts receivable	3,279,600	10,623,909
Remediation insurance receivable	273,349	329,888
Current portion of notes receivable	50,143	41,453
Construction inventory	-	216,989
Real estate inventories	10,506,278	801,411
Costs and estimated earnings in excess of
billings on uncompleted contracts	2,473,264	2,358,738
Deferred income taxes	20,500	263,400
Income taxes recoverable	654,434	309,922
Residential properties under construction	-	3,784,165
Prepaid expenses	1,017,745	431,441
Other current assets	22,345	17,614
Total current assets	26,993,070	30,889,041
Property, buildings and equipment, at cost, net of depreciation of $14,302,301 as of June 30, 2007 and
$13,715,313 as of December 31, 2006	10,866,696	9,465,378
Notes receivable, less current portion	375,099	407,409
Deferred charges and other assets
Land and land development costs	710,495	710,495
Cash surrender value of life insurance	326,492	321,724
Other assets	662,285	110,129
Total deferred charges and other assets	1,699,272	1,142,348
Total assets	$39,934,137	$41,904,176
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,899,164	$5,359,893
Billings in excess of costs and estimated
earnings on uncompleted contracts	-	24,444
Notes payable	9,916,477	8,663,768
Capital leases, due within one year	326,754	317,160
Current liabilities of discontinued operations	133,759	208,221
Total current liabilities	13,276,154	14,573,486
Deferred income taxes	465,400	861,400
Other accrued liabilities	24,416	20,821
Notes payable, less current portion	2,560,976	1,207,745
Capital leases, less current portion	729,956	894,976
Total liabilities	17,056,902	17,558,428
Commitments and contingencies
Stockholders' equity
Preferred stock, $1 par value per share, 5,000,000
shares authorized, none issued	-	-
Common stock, $.10 par value per share, 40,000,000 shares authorized;
27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	2,922,362	4,390,875
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders' equity	22,877,235	24,345,748
Total liabilities and stockholders' equity	$39,934,137	$41,904,176

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue
Electrical construction	$6,658,079	$11,186,323	$14,012,121	$21,678,328
Real estate development	(5,303,303)	1,046,540	(2,848,870)	4,549,487
Total revenue	1,354,776	12,232,863	11,163,251	26,227,815

Costs and expenses
Electrical construction	4,946,406	8,460,325	11,748,110	16,583,534
Real estate development	(3,470,151)	827,489	(1,776,226)	3,148,918
Depreciation	765,770	628,120	1,508,118	1,227,411
Selling, general and administrative	606,362	819,774	1,657,333	1,918,129
Gain on sale of assets	(1,436)	(11,013)	(10,294)	(29,323)
Total costs and expenses	2,846,951	10,724,695	13,127,041	22,848,669
Total operating income (loss)	(1,492,175)	1,508,168	(1,963,790)	3,379,146

Other income (expense), net
Interest income	51,554	26,972	112,886	51,684
Interest expense, net of amount capitalized	(99,060)	(62,965)	(178,705)	(99,957)
Other	53,364	110,128	62,513	113,622
Total other income (expenses), net	5,858	74,135	(3,306)	65,349

Income (loss) from continuing operations
before income taxes	(1,486,317)	1,582,303	(1,967,096)	3,444,495

Income tax expense (benefit)	(364,815)	609,831	(498,583)	1,327,533
Net income (loss)	$(1,121,502)	$972,472	$(1,468,513)	$2,116,962

Earnings (loss) per share of common stock -
basic and diluted	$(0.04)	$0.04	$(0.06)	$0.08

Weighted average number of common shares
outstanding – basic and diluted	25,451,354	25,572,192	25,451,354	25,572,192

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income (loss) from continuing operations	$(1,468,513)	$2,116,962
Adjustments to reconcile net income (loss) to net
cash provided by (used by) operating activities
Depreciation	1,508,118	1,227,411
Gain on sale of assets	(10,294)	(29,323)
Deferred income taxes	(153,100)	391,000
Changes in operating assets and liabilities
Accounts receivable and accrued billings	761,290	(484,046)
Contracts receivable	7,344,309	4,292,613
Construction inventory	216,989	(481,363)
Real estate inventories	(9,704,867)	-
Costs and estimated earnings in excess
of billings on uncompleted contracts	(114,526)	(1,500,264)
Land and land development costs	-	1,074,680
Residential properties under construction	3,784,165	(2,081,989)
Income taxes recoverable	(344,512)	(14,404)
Income taxes payable	-	167,873
Prepaid expenses and other assets	(1,143,191)	(587,823)
Accounts payable and accrued liabilities	(2,490,186)	652,373
Billings in excess of costs and estimated
earnings on uncompleted contracts	(24,444)	(23,881)
Net cash provided by (used by) operating
activities of continuing operations	(1,838,762)	4,719,819
Net cash used by operating activities
of discontinued operations	(17,923)	(61,251)
Net cash provided by (used by) operating activities	(1,856,685)	4,658,568

Cash flows from investing activities
Proceeds from the disposal of property and equipment	91,981	136,735
Proceeds from notes receivable	23,620	21,216
Purchases of property and equipment	(2,958,071)	(1,438,503)
Cash surrender value of life insurance	(4,768)	9,580
Net cash used by investing activities of
continuing operations	(2,847,238)	(1,270,972)

Cash flows from financing activities
Proceeds from term debt	698,093	2,404,676
Repayments on term debt	(216,666)	(520,534)
Net borrowings (repayments) under lines of credit	2,124,513	(3,843,550)
Repayments on capital leases	(155,426)	-
Net cash provided by (used by) financing activities of
continuing operations	2,450,514	(1,959,408)

Net increase (decrease) in cash and cash equivalents	(2,253,409)	1,428,188
Cash and cash equivalents at beginning of period	6,801,600	2,912,494
Cash and cash equivalents at end of period	$4,548,191	$4,340,682

Supplemental disclosures:
Cash paid for interest	$166,373	$88,333
Cash paid for income taxes	-	783,064
Non-cash investing and financing activities:
Capital leases for equipment	-	975,665
Liability for equipment acquired	33,052	-

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006

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

Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited. The consolidated balance sheet as of December 31, 2006, is derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions during the preparation of the Company’s financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Recent Accounting Pronouncements

In November 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66, “Accounting for Sales of Real Estate,” for Sales of Condominiums.” EITF No. 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 will be effective for annual reporting periods beginning after March 15, 2007. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. The cumulative effect of applying EITF No. 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of adopting EITF No. 06-8 on its consolidated financial position and results of operations. If the Company is unable to meet the requirements of EITF No. 06-8, it will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial position and results of operations.

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

Note 2 - Contracts Receivable

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of June 30, 2007, outstanding contracts receivable amounted to $3.3 million, all of which is for the Pineapple House condominium project. As of December 31, 2006, outstanding contracts receivable amounted to $10.6 million, all of which related to the Pineapple House project. For the six months ended June 30, 2007, a total of thirteen customers defaulted or notified the Company of their intent to default on their contractual obligation to close the purchase of individual condominium units. As of June 30, 2007 and December 31, 2006, $1.0 million and $1.5 million, respectively, of non-refundable earnest money deposits were held by a third party for the Pineapple House project.

The Company’s real estate development operations do not extend financing to buyers and, therefore, sales proceeds are received in full upon closing.

Note 3 -Inventory

Construction inventory, which consists of condominium construction materials, is stated at the lower of cost or market.

Real estate inventories, which consist of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. The Company had three completed condominium units held for sale within the Oak Park project at June 30, 2007 compared to four at December 31, 2006. In addition, as of June 30, 2007, the Company completed the Pineapple House project and has 24 completed condominium units held for sale within the Pineapple House project compared to none at December 31, 2006.

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

In April of 2007, the EPA approved as final an Engineering Evaluation/Cost Analysis Report (“EE/CA Report”) for the Site. The EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the Site. The EPA held a public comment period for the proposed removal action for the Site, from June 26, 2007 through July 26, 2007. At the close of the comment period, the EPA will address any comments received and expects to adopt a formal Action Memorandum that will most likely adopt, as the remedy for the Site, the proposed removal action described in the EE/CA Report.

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

One of the Company’s former general liability insurance carriers has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. As of December 31, 2006, the Company recorded a receivable for estimated future insurance reimbursements in the amount of $330,000 and recorded this as a reduction to net expense within discontinued operations. During the six months ended June 30, 2007, the Company was reimbursed $57,000, which reduced the balance of the estimated receivable for future insurance reimbursements. In addition to the amount received in the current six months, the Company received $238,000 during the year ended December 31, 2006, for a total reimbursement to date of $295,000, which represents 80% of the Company’s insurable costs incurred from the inception of this matter through November 30, 2006. Another of the Company’s former general liability insurance carriers has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. However, that insurer has not yet made any payment to the Company. The Company will record any change to the estimated insurance reimbursements as a change to the net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. The provision did not change during each of the six month periods ended June 30, 2007 and 2006. As of June 30, 2007 the cumulative net expense was $32,000. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report, the anticipated professional fees associated through the completed remediation all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of June 30, 2007, the Company has recorded a reserve balance for future applicable costs of $134,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	June 30,	December 31,
	2007	2006
Current assets
Remediation insurance receivable	$273,349	$329,888

Total assets of discontinued operations	$273,349	$329,888

Current liabilities
Reserve for remediation	$133,759	$208,221

Total liabilities of discontinued operations	$133,759	$208,221

Note 5 - Notes Payable

As of June 30, 2007, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) have three loan agreements and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for: (1) a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan,” (2) a revolving line of credit loan for a maximum principal amount of $2.0 million to be used as an “Equipment Loan” and (3) a revolving line of credit for a maximum principal amount of $6.0 million to be used as a “Real Estate Loan.” As of June 30, 2007 and December 31, 2006, there were no borrowings outstanding under the Working Capital Loan or the Real Estate Loan.

Borrowings outstanding under the Equipment Loan were $217,000 and $650,000 as of June 30, 2007 and December 31, 2006, respectively. Principal plus interest are payable monthly composed of $72,222 principal plus accrued interest. The interest is payable at an annual rate equal to monthly LIBOR rate plus one and eight-tenths percent (7.12% and 7.15% as of June 30, 2007 and December 31, 2006, respectively). The maturity date of the Equipment Loan is February 26, 2008 and it is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions or substitutions thereof and all cash and non-cash proceeds received thereof.

As of June 30, 2007, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank are parties to a loan agreement for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (7.17% and 7.20% as of June 30, 2007 and December 31, 2006, respectively). The maturity date of the loan is November 18, 2007. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $8.8 million and $7.8 million as of June 30, 2007 and December 31, 2006, respectively. The loan is secured by a Mortgage and Security Agreement.

As of June 30, 2007 and December 31, 2006, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (7.12% as of June 30, 2007 and 7.15% as of December 31, 2006, respectively). The maturity date of the loan is December 13, 2010. Southeast Power must make monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power must pay monthly installments of principal, in addition to interest on the principal balance outstanding, until maturity. Borrowings outstanding under this loan agreement were $3.5 million and $1.4 million as of June 30, 2007 and December 31, 2006, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants, all of which the Company was in compliance with as of June 30, 2007.

Interest costs related to the construction of condominiums are capitalized. During the three month periods ended June 30, 2007 and 2006, the Company capitalized interest costs of $211,000 and $51,000, respectively. During the six month periods ended June 30, 2007 and 2006, the Company capitalized interest costs of $384,000 and $139,000, respectively.

Note 6 - Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2007, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $16.7 million.

Note 7 - Income Taxes

At June 30, 2007, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $449,000, which are available to reduce future federal income taxes over an indefinite period. The net deferred tax asset decreased from $263,000 at December 31, 2006 to $21,000 at June 30, 2007 due to the utilization of AMT credit carryforwards on an annualized basis and the reclassification of $396,000 AMT credit carryforwards to noncurrent. The net deferred tax liability decreased from $861,000 at December 31, 2006 to $465,000 at June 30, 2007 due to the reclassification of AMT credit carryforwards. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets at the Company’s expected tax rate for the year ending December 31, 2007 is approximately $2.5 million.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the periods as indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006
Income tax expense (benefit)	$(364,815)		$609,831	$(498,583)		$1,327,533
Effective income tax rate	(24.5%	)	38.5%	(25.3%	)	38.5%

The Company’s expected tax rate for the year ending December 31, 2007, which was calculated based on the estimated annual operating results for the year, is (28.3%). The effective tax rates differ from the federal statutory rate of 34% for the three months and six months ended June 30, 2007 primarily due to nondeductible expenses, such as 50% of meals and officers' life insurance.

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

On implementation of FIN No. 48, the Company reviewed prior year tax filings and other corporate records for any uncertain tax positions in accordance with recognition standards established. As a result of this review, the company was not required to accrue additional income taxes.

The Company will classify interest and penalties recognized in accordance with this Interpretation as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Note 8 - Earnings (Loss) Per Share of Common Stock and Stock Repurchase Plan

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include dilution from potential common stock equivalents, such as stock options outstanding. As of June 30, 2007 and December 31, 2006, respectively, there were no common stock equivalents.

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 31, 2007, permits the purchase of up to 3,500,000 shares of Common Stock until September 30, 2008. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. During each of the years ended December 31, 2006, 2005 and 2004, pursuant to the Repurchase Plan, the Company repurchased 120,838, 379,058 and 489,195 shares of its Common Stock, respectively, at a cost of $132,953 (average cost of $1.10 per share), $209,179 (average cost of $0.55 per share) and $271,390 (average cost of $0.55 per share), respectively. The Company did not repurchase shares of its Common Stock during the six month periods ended June 30, 2007 and 2006. As of June 30, 2007, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 9 - Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Electrical construction	$6,658,079	$11,186,323	$14,012,121	$21,678,328
Real estate development	(5,303,303)	1,046,540	(2,848,870)	4,549,487
Total revenues	1,354,776	12,232,863	11,163,251	26,227,815
Operating expenses
Electrical construction	5,783,223	9,118,855	13,328,139	17,817,722
Real estate development	(3,611,107)	953,736	(1,714,804)	3,562,498
Corporate	674,835	652,104	1,513,706	1,468,449
Total operating expenses	2,846,951	10,724,695	13,127,041	22,848,669
Operating income (loss)
Electrical construction	874,856	2,067,468	683,982	3,860,606
Real estate development	(1,692,196)	92,804	(1,134,066)	986,989
Corporate	(674,835)	(652,104)	(1,513,706)	(1,468,449)
Total operating income (loss)	(1,492,175)	1,508,168	(1,963,790)	3,379,146
Other income (expense), net
Electrical construction	(83,348)	(25,948)	(118,257)	(43,763)
Real estate development	53,991	105,882	53,991	105,882
Corporate	35,215	(5,799)	60,960	3,230
Total other income (expense), net	5,858	74,135	(3,306)	65,349
Net income (loss) before taxes
Electrical construction	791,508	2,041,520	565,725	3,816,843
Real estate development	(1,638,205)	198,686	(1,080,075)	1,092,871
Corporate	(639,620)	(657,903)	(1,452,746)	(1,465,219)
Total net income (loss) before taxes	$(1,486,317)	$1,582,303	$(1,967,096)	$3,444,495

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth certain segment information as of the dates indicated:

	June 30,	December 31,
Identifiable assets	2007	2006
Electrical construction	$20,821,012	$21,317,634
Real estate development	14,759,098	16,225,823
Corporate	4,080,678	4,030,831
Discontinued operations	273,349	329,888
Total	$39,934,137	$41,904,176

Electrical Construction

A significant portion of the Company’s electrical construction revenue has historically been derived from two or three utility customers each year. For the quarters ended June 30, 2007 and June 30, 2006, the two largest customers accounted for 47% and 87%, respectively, of the Company’s electrical construction revenue. For the six months ended June 30, 2007 and June 30, 2006, the three largest customers accounted for 53% and 89%, respectively, of the Company’s electrical construction revenue.

Real Estate Development

During the three months ended June 30, 2007, twelve customers defaulted or provided notification of their intent to default on their contractual obligations to close the purchase of their condominium units. One buyer had provided notification of default in the first quarter of 2007. As a result of these defaults and notifications of intent to default, revenues and operating expenses in the real estate development segment for the three months and six months ended June 30, 2007 reflect the reversal of previously recognized revenues of $6.7 million and $7.2 million, respectively, and previously recognized cost of sales of $4.9 million and $5.2 million, respectively. The cost of these units held for sale are reflected in real estate inventory as of June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; ability to acquire land; our ability to maintain or increase historical revenues and profit margins; our ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; ability to obtain additional construction financing; increases in interest rates and availability of mortgage financing; increases in construction and homeowner insurance and the availability of insurance; the level of consumer confidence; the negative impact of claims for contract rescission or cancellation by unit purchasers due to various factors including the increase in the cost of condominium insurance; adverse weather; natural disasters; changes in generally accepted accounting principles; the continued weakness in the Florida condominium market and general economic conditions, both nationally and in our region. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a leading provider of electrical construction services in the southeastern United States and a developer of condominiums on the east coast of Florida. Through our subsidiary, Southeast Power Corporation, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power is based in Titusville, Florida, and performs electrical contracting services in the southeastern and mid-Atlantic regions of the United States.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with one or two different customers accounting for a substantial portion of our revenue in any given year. For example, in the year ended December 31, 2006, one of our customers accounted for greater than 50% of our consolidated revenue. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenues, margins and profits which could be material. During the first six months of 2007, we were less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at lower than normal profit margins.

We are also involved, through our subsidiary Bayswater Development Corporation and its wholly-owned real estate development subsidiaries, in the development of residential condominium projects, on the east coast of Central Florida. Our current project, Pineapple House, is a multi-phase project. The first phase of Pineapple House is comprised of an eight-story building containing thirty-three luxury river-view condominium units. As of December 31, 2006, twenty-two units were under contract for sale, backed by $1.5 million of non-refundable earnest money deposits. Due to the current weakness in the Florida condominium market, as further described below, there was a virtual cessation of sales of our condominiums during 2006, which has continued through the six months ended June 30, 2007, during which we have made no additional sales for Pineapple House, however we sold one unit in the Oak Park project. In May 2007, we received the Certificate of Occupancy for Pineapple House and notified our contracted buyers to begin consummating the sales of the units. Of the twenty-two units under contract for sale we have closed on seven of these units and expect to close on two more by mid-August. The remaining thirteen buyers have either defaulted or provided notification of their intention to default on their contract. As a result of the actual or anticipated defaults on these contracts, we have reversed the previously recognized revenues and cost of sales on these units, resulting in negative revenues and negative cost of goods sold for the real estate segment for both the three month and six month periods ended June 30, 2007.

We believe the defaults on the existing contracts and the continued slowdown in new unit sales are attributable to the continued deterioration in the national housing market, including a softening in demand for new homes and an oversupply of homes available for sale in the Florida market. We believe the decline in demand for our new condominiums is related to concerns of prospective home buyers regarding the direction of home prices, interest rates, property taxes, insurance and their inability to sell their current homes. In addition to the traditional homebuyer, it appears that speculators and investors have significantly reduced their participation in the new home market. Additionally, our market has been impacted by an overall increase in the supply of homes available for sale, as speculators and investors attempt to sell the homes they previously purchased or cancel contracts for homes under construction. In addition, high cancellation rates reported by other builders have added to the supply of homes in the marketplace.

As we look to our third quarter and the remainder of 2007, we continue to see weak, and perhaps deteriorating, market conditions, which will likely have an adverse impact on the sales and pricing of our condominium units, the settlement of existing contracts, the commencement and development of new projects (including a delay in the commencement of the second phase of the Pineapple House project) and on the results of our real estate development operations. We cannot predict whether the Florida condominium market will improve, or when any such improvement may take place. However, we have completed the first phase of the Pineapple House project on budget and in a timely manner, and we believe the project is attractive and of high quality. We will no longer be incurring construction costs with respect to this phase and our share of the maintenance costs on the unsold units is expected to be no more than $107,000 annually. Based on current discussions with the Bank, we expect to be able to renew our construction loan on substantially similar terms to those currently in effect.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Contract loss accruals recorded for the three and the six month periods ended June 30, 2007 were $6,000 and $17,000, respectively compared to no contract loss accruals for both the three and six month periods ended June 30, 2006. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion - Real Estate Development Segment

All revenue associated with real estate development projects that meet the criteria specified by SFAS 66, “Accounting for Sales of Real Estate,” is recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, consideration is given to the requirements of state laws, the condominium contract and the terms of the financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price and (6) sales proceeds and costs can be reasonably estimated. The Company determines that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation and the building foundation is complete. In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF Issue 06-8 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to SFAS No. 66. See note 1 to the consolidated financial statements for additional information.

We believe that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during both the three and six month periods ended June 30, 2007 and June 30, 2006. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

When a buyer defaults on the contract for sale, revenues and expenses recognized in prior periods are adjusted in the period of default. In the three and six month periods ended June 30, 2007, we recorded a reversal in revenues previously recognized of $6.7 million and $7.2 million, respectively, and in costs of sales previously recorded of $4.9 million and $5.2 million, respectively.

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

We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. If we determine that we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made.

As of June 30, 2007, our deferred tax assets were largely comprised of an AMT credit carryforward. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize the AMT credit carryforward which has no expiration date. Therefore, we have not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets at our expected tax rate for the year ending December 31, 2007 is approximately $2.5 million.

Provision for Remediation

In September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at the Site, a mine that we formerly owned. Refer to note 4 of the notes to the consolidated financial statements for a discussion of this matter.

It is impossible at this stage to estimate the total costs of the remediation at the Site or our share of liability for those costs due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of actual remediation costs and our equitable share of liability for the contamination.

Beginning in September 2003, in accordance with FIN No. 14, we had recognized a net expense (within discontinued operations) for this matter. The provision did not change during each of the six months ended June 30, 2007 and the six months ended June 30, 2006. As of June 30, 2007, the cumulative net expense was $32,000. This represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report, the anticipated professional fees associated through the completed remediation all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of June 30, 2007, we have recorded a reserve balance for future applicable costs of $134,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to the balance.

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the six months ended June 30 as indicated:

	2007	2006
Electrical construction
Revenue	$14,012,121	$21,678,328
Operating expenses
Cost of goods sold	11,748,110	16,583,534
Depreciation	1,421,500	1,143,959
SG&A	161,528	114,649
Other general income	(2,999)	(24,420)
Total operating expenses	13,328,139	17,817,722
Operating income	$683,982	$3,860,606

Real estate development
Revenue	$(2,848,870)	$4,549,487
Operating expenses
Cost of goods sold	(1,776,226)	3,148,918
Depreciation	12,890	13,358
SG&A	48,532	400,222
Total operating expenses	(1,714,804)	3,562,498
Operating income (loss)	$(1,134,066)	$986,989

Continuing Operations

Revenues

Total revenues in the six months ended June 30, 2007 decreased by 57.4% to $11.2 million, compared to $26.2 million in the six months ended June 30, 2006 reflecting lower revenue in our electrical construction segment and the reversal of previously recognized revenue in our real estate development segment due to the default, or expected default, on thirteen condominium units.

Electrical construction revenues decreased $7.7 million, or 35.4%, to $14.0 million for the six months ended June 30, 2007 from $21.7 million for the six months ended June 30, 2006. The decrease in revenue for the six months period ending June 30, 2007 when compared to the same period in 2006 was primarily due to a slowdown in demand for our electrical construction services and a reduction in the number of projects in process, resulting from the availability of fewer profitable projects. In the current six months we had fewer projects under construction because we have recently been less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at prices that would not meet our target profit margins.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of June 30, 2007, the electrical construction operation’s backlog was approximately $11.9 million, which included approximately $9.7 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $2.2 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 82% to be completed within the current fiscal year. This compares to a backlog of $14.0 million at June 30, 2006, of which approximately $8.5 million represented backlog from fixed price contracts and approximately $5.5 million represented backlog from service agreement contracts.

Real estate construction revenues decreased by 162.6% to $(2.8 million) for the six months ended June 30, 2007 from $4.6 million for the like period in 2006. The decrease in revenues for the six months ended June 30, 2007, compared to the like period in 2006, was mainly due to the reversal of previously recognized revenues on the Pineapple House project upon the notification from buyers of their intent to default on their contracts. In the six months ended June 30, 2006, we recognized revenue on both the Oak Park project, which was completed in the third quarter of 2006 and the Pineapple House project, which we had begun in the first quarter of 2006. During the six months ended June 30, 2007, the only project under construction was Pineapple House.

As of June 30, 2007 due to the completion of the Pineapple House project there was no backlog for the real estate development operation’s segment. There can be no assurance that settlements of condominiums subject to contracts for sale will occur.

Our Pineapple House project began recognizing revenue during the first quarter 2006 and was complete as of June 30, 2007.

Operating Results

Total operating income (loss) decreased to $(2.0 million) for the six months ended June 30, 2007, compared to $3.4 million for the like period in 2006. Electrical construction operations had an operating income of $684,000 during the six months ended June 30, 2007, compared to an operating income of $3.9 million during the six months ended June 30, 2006.

Operating margins on electrical construction operations decreased to 4.9% for the six months ended June 30, 2007 from 17.8% for the six months ended June 30, 2006. The decrease in operating margins for the six month period ended June 30, 2007 was largely the result of reduced productivity on several jobs due to clients’ transmission line clearance problems, delays in procurements of client furnished materials, delays in our clients processing permits on a timely basis and related transition costs and lost productivity as work crews were moved from one job to another due to these customer delays.

Real estate development operations had an operating loss of $1.1 million in the six months ended June 30, 2007, compared to operating income of $987,000 in the six months ended June 30, 2006, a decrease of $2.1 million. The operating loss for the six months ended June 30, 2007, reflects the reversal of revenues and cost of sales due to the default on purchase contracts discussed above.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased 42.5% to $13.1 million in the six months ended June 30, 2007 from $22.9 million in the six months ended June 30, 2006.

Electrical construction cost of goods sold decreased to $11.8 million in the six months ended June 30, 2007 from $16.6 million in the six months ended June 30, 2006, a decrease of 29.2%. The decrease in costs reflects the lower level of construction activities.

Real estate development cost of goods sold decreased to $(1.8 million) in the six months ended June 30, 2007 from $3.2 million in the six months ended June 30, 2006, a decrease of 156.4%. The decreased costs primarily reflect the reversal of previously recognized costs associated with the reversal of revenues due to the defaults on the Pineapple House development, discussed above, as well as the decrease due to only one project currently under construction compared to two in the prior year quarter.

The following table sets forth the depreciation and amortization expense for each respective segment for the six months ended June 30 as indicated:

	2007	2006
Electrical construction	$1,421,500	$1,143,959
Real estate development	12,890	13,358
Corporate	73,728	70,094
Total	$1,508,118	$1,227,411

The depreciation and amortization expense was $1.5 million in the six months ended June 30, 2007, compared to $1.2 million in the six months ended June 30, 2006, an increase of 22.9%. The increase in depreciation expense is mainly due to an increase in capital expenditures in 2006 and the first six months of 2007, primarily within the electrical construction segment. We had $2.8 million in capital expenditures within this segment during the six months ended June 30, 2007, the majority of which was for equipment upgrades and fleet expansion.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the six months ended June 30 as indicated:

	2007	2006
Electrical construction	$161,528	$114,649
Real estate development	48,532	400,222
Corporate	1,447,273	1,403,258
Total	$1,657,333	$1,918,129

In the six months ended June 30, 2007, total SG&A expenses decreased 13.6% to $1.7 million for the six months ended June 30, 2007 compared to $1.9 million for the six months ended June 30, 2006. The decrease in the SG&A expense for the six months ended June 30, 2007 is mainly due to a $202,000 decrease in salaries within the combined corporate and real estate segments, as well as a $190,000 decrease in selling expenses within the real estate segment, due to the reversal of previously recognized sales. These decreases were partially offset by a $148,000 increase in professional services within the corporate segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30 as indicated:

	2007		2006
Income tax expense (benefit)	$(498,583)		$1,327,533
Effective income tax rate	(25.3%	)	38.5%

Our expected tax rate for the year ending December 31, 2007, which was calculated based on the estimated annual operating results for the year, is (28.3%). The effective tax rate differs from the federal statutory rate of 34% for the six months ended June 30, 2007 primarily due to nondeductible expenses such as 50% of meals and officers' life insurance.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended June 30 as indicated:

	2007	2006
Electrical construction
Revenue	$6,658,079	$11,186,323
Operating expenses
Cost of goods sold	4,946,406	8,460,325
Depreciation	724,902	586,508
SG&A	113,351	80,684
Other general income	(1,436)	(8,662)
Total operating expenses	5,783,223	9,118,855
Operating income	$874,856	$2,067,468

Real estate development
Revenue	$(5,303,303)	$1,046,540
Operating expenses
Cost of goods sold	(3,470,151)	827,489
Depreciation	6,445	6,547
SG&A	(147,401)	119,700
Total operating expenses	(3,611,107)	953,736
Operating income (loss)	$(1,692,196)	$92,804

Continuing Operations

Revenues

Total revenues in the three months ended June 30, 2007 decreased by 88.9% to $1.4 million, compared to $12.2 million in the three months ended June 30, 2006 reflecting lower revenue in our electrical construction segment and the reversal of previously recognized revenue in our real estate development segment due to the default or expected default on twelve condominium units.

Electrical construction revenues decreased 40.5%, to $6.7 million for the three months ended June 30, 2007 from $11.2 million for the three months ended June 30, 2006. The decrease in revenue for the three month period ending June 30, 2007, when compared to the same period in 2006, was primarily due to a slowdown in demand for our electrical construction services and a reduction in the number of projects in process, resulting from the availability of fewer profitable projects. In the current quarter we had fewer projects under construction because we have recently been less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at prices that would not meet our target profit margins.

Real estate construction revenues decreased by 606.7% to $(5.3 million) for the three months ended June 30, 2007 from $1.1 million for the like period in 2006. The decrease in revenues for the three months ended June 30, 2007, compared to the like period in 2006, was mainly due to the reversal of previously recognized revenues on the Pineapple House project upon the notification from buyers of their intent to default on their contracts. In the three months ended June 30, 2006, we recognized revenue on both the Oak Park project, which was completed in the third quarter of 2006, and the Pineapple House project, which we had begun in the first quarter of 2006. During the quarter ended June 30, 2007, the only project under construction was Pineapple House.

Our Pineapple House project began recognizing revenue during the first quarter 2006 and was complete as of June 30, 2007.

Operating Results

Total operating income (loss) decreased 198.9% to $(1.5 million) for the three months ended June 30, 2007, compared to $1.5 million for the like period in 2006. Electrical construction operations had an operating income of $875,000 during the three months ended June 30, 2007, compared to an operating income of $2.1 million during the three months ended June 30, 2006, a decrease of 57.7%.

Operating margins on electrical construction operations decreased to 13.1% for the three months ended June 30, 2007 from 18.5% for the three months ended June 30, 2006. The decrease in operating margins for the three month period ended June 30, 2007 was largely the result of reduced productivity on several jobs due to clients’ transmission line clearance problems, delays in procurements of client furnished materials, delays in our clients processing permits on a timely basis and related transition costs and lost productivity as work crews were moved from one job to another due to these customer delays.

Real estate development operations had an operating income (loss) of $(1.7 million) in the three months ended June 30, 2007, compared to $93,000 in the three months ended June 30, 2006, a decrease of $1.8 million. The operating loss for the three months ended June 30, 2007 reflects the reversal of revenues and cost of sales due to the default on Pineapple House purchase contracts discussed above.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased 73.5% to $2.9 million in the three months ended June 30, 2007 from $10.7 million in the three months ended June 30, 2006.

Electrical construction cost of goods sold decreased to $4.9 million in the three months ended June 30, 2007 from $8.5 million in the three months ended June 30, 2006. The decrease in costs reflects the lower level of construction activities.

Real estate development cost of goods sold decreased 519.4% to $(3.5 million) in the three months ended June 30, 2007 from $827,000 in the three months ended June 30, 2006. The decreased costs primarily reflect the reversal of previously recognized costs associated with the reversal of revenues due to the defaults on the Pineapple House development, discussed above, as well as the decrease due to only one project currently under construction compared to two in the prior year.

The following table sets forth the depreciation and amortization expense for each respective segment for the three months ended June 30 as indicated:

	2007	2006
Electrical construction	$724,902	$586,508
Real estate development	6,445	6,547
Corporate	34,423	35,065
Total	$765,770	$628,120

The depreciation and amortization expense was $766,000 in the three months ended June 30, 2007, compared to $628,000 in the three months ended June 30, 2006, an increase of 21.9%. The increase in depreciation expense is mainly due to an increase in capital expenditures in 2006 and the first quarter of 2007, primarily within the electrical construction segment. We had $2.8 million in capital expenditures within this segment during the six months ended June 30, 2007, the majority of which was for equipment upgrades and fleet expansion.

The following table sets forth SG&A expenses for each respective segment for the three months ended June 30 as indicated:

	2007	2006
Electrical construction	$113,351	$80,684
Real estate development	(147,401)	119,700
Corporate	640,412	619,390
Total	$606,362	$819,774

In the three months ended June 30, 2007, total SG&A expenses decreased 26.0% to $606,000 compared to $820,000 for the three months ended June 30, 2006. The decrease in the SG&A expense for the three months ended June 30, 2007 is mainly due to a $107,000 decrease in salaries within the combined corporate and real estate segments, as well as a $174,000 decrease in selling expenses within the real estate segment, due to the reversal of previously recognized sales. These decreases were partially offset by a $64,000 increase in professional services within the corporate segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30 as indicated:

	2007		2006
Income tax expense (benefit)	$(364,815)		$609,831
Effective income tax rate	(24.5%	)	38.5%

Our expected tax rate for the year ending December 31, 2007, which was calculated based on the estimated annual operating results for the year, is (28.3%). The effective tax rate differs from the federal statutory rate of 34% for the three months ended June 30, 2007 primarily due to nondeductible expenses such as 50% of meals and officers' life insurance.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of June 30, 2007, we had cash and cash equivalents of $4.5 million and working capital of $13.7 million as compared to cash and cash equivalents of $6.8 million and working capital of $16.3 million as of December 31, 2006. In addition, we have $9.0 million in unused revolving lines of credit as of June 30, 2007, as discussed in note 5 to the consolidated financial statements in this Form 10-Q. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Summary

Net cash flows for each of the six month periods ended June 30 were as follows:

	2007	2006
Net cash provided by (used by) operating activities	$(1,856,685)	$4,658,568
Net cash used by investing activities	(2,847,238)	(1,270,972)
Net cash provided by (used by) financing activities	2,450,514	(1,959,408)
Net increase (decrease) in cash and cash equivalents	$(2,253,409)	$1,428,188

Operating Activities

Cash flows from operating activities are comprised of income (loss) from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash used in our operating activities totaled $1.9 million in the six months ended June 30, 2007, compared to cash provided by our operating activities of $4.7 million for the same period in 2006. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

The increase of $6.5 million in cash used was mainly attributable to (i) the cash used by the change to the current period net loss versus net income in the prior year period and (ii) cash used within the real estate segment as we progressed toward completion of Pineapple House.

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

For the quarters ended June 30, 2007 and 2006, our DSO for accounts receivable were 57 and 56, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 34 and 22, respectively. The increase in the DSO for costs and estimated earnings in excess of billings is primarily attributable to several projects requiring special billing conditions. The special billing conditions require; 1) the completion of discrete components of work prior to billing, rather than the more typical monthly progress billings, and 2) the construction of a series of distinct tasks performed by separate labor groups in sequential order, resulting in varying stages of construction for each distinct component. Several jobs with these special billing conditions have experienced delays in completion due to customer clearance issues, which results in increased delays in billings.

As of July 31, 2007, we have received approximately 72% of our June 30, 2007 outstanding trade accounts receivable balance. In addition as of July 31, 2007, we have invoiced our customers for approximately 36% of the balance in costs and estimated earnings in excess of billings as of June 30, 2007.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2007 was $2.9 million compared to $1.3 million for the same period in 2006. These purchases are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment.

Our capital budget for 2007 is expected to total approximately $5.0 million, the majority of which is for investment in equipment upgrades and fleet expansion in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2007 was $2.5 million compared to cash used by financing activities of $2.0 million during the same period in 2006. The increase in cash provided by financing activities is mainly due to the borrowings made under our equipment line of credit of $2.1 million used for capital expenditures by the electrical construction segment and within the real estate segment of $900,000 used for the development of Pineapple House. These borrowings were partially offset by loan repayments of $433,000 on the Equipment Loan. See note 5 of the notes to consolidated financial statements for more information regarding these borrowings. In addition, we repaid capital lease obligations of $155,000 during the six month period ended June 30, 2007. There were no capital lease obligation repayments during the six month period ended June 30, 2006.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Forecast

We anticipate our cash on hand, cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for at least the next twelve months. However, our revenues, results of operations and cash flows as well as our ability to seek additional financing may be negatively impacted by factors including, but not limited to, a decline in demand for electrical construction services and/or condominiums in the markets served and general economic conditions, heightened competition, availability of construction materials, increased interest rates and adverse weather conditions.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our Company and our subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure is related to interest rate risk. At June 30, 2007, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points (i.e., 1%) would not materially affect our financial position, results of operations or cash flows.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental

For information in response to this Item, see the discussion regarding the special notice letter we received from the EPA regarding the Anderson-Calhoun mine/mill site in note 4 of notes to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on a monthly basis regarding our purchases of our Common Stock during the second quarter of 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/1/07-04/30/07	-	$-	-	1,154,940
05/1/07-05/31/07	-	-	-	1,154,940
06/1/07-06/30/07	-	-	-	1,154,940
Total	-	$-	-	1,154,940

(1)
Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on May 31, 2007, permits the purchase of up to 3,500,000 shares until September 30, 2008. We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. As of June 30, 2007, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 31, 2007. At the Annual Meeting, the stockholders approved the following proposals listed in our Proxy Statement dated April 26, 2007:

I.	Election of Seven Directors

The number of votes cast or withheld with respect to the election of each of the directors is set forth below:

	For	Withheld

John H. Sottile	20,779,057	540,718
Thomas E. Dewey, Jr.	20,680,057	639,718
Harvey C. Eads, Jr.	20,685,214	634,561
John P. Fazzini	20,679,640	640,135
Danforth E. Leitner	20,777,477	542,298
Al M. Marino	20,807,425	512,350
Dwight W. Severs	20,694,782	624,993

There were no broker non-votes with respect to the election of directors. There were no votes against any of the directors.

II.	Ratify the Appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2007

The shareholders also voted to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007 with 21,000,309 votes cast for, 272,945 votes cast against, 46,519 votes abstained and 0 broker non-votes.

These items were the only matters voted upon at the Annual Meeting.

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

Dated: August 14, 2007	THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)