Form 10-Q
period 2007-09-30
GOLDFIELD CORP
filed 2007-11-08
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☑

As of November 5, 2007, 25,451,354 shares of the Registrant’s Common Stock were outstanding.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,134,995	$6,801,600
Accounts receivable and accrued billings	4,317,650	4,908,511
Contracts receivable	-	10,623,909
Remediation insurance receivable	253,049	329,888
Current portion of notes receivable	43,675	41,453
Construction inventory	30,209	216,989
Real estate inventories	10,232,940	801,411
Costs and estimated earnings in excess of billings on uncompleted contracts	3,298,477	2,358,738
Deferred income taxes	323,705	263,400
Income taxes recoverable	766,466	309,922
Residential properties under construction	-	3,784,165
Prepaid expenses	806,819	431,441
Other current assets	27,739	17,614
Total current assets	24,235,724	30,889,041
Property, buildings and equipment, at cost, net of depreciation of $14,953,836 as of September 30, 2007 and $13,715,313 as of December 31, 2006	10,425,164	9,465,378
Notes receivable, less current portion	363,821	407,409
Deferred charges and other assets
Land and land development costs	710,495	710,495
Cash surrender value of life insurance	329,634	321,724
Other assets	614,555	110,129
Total deferred charges and other assets	1,654,684	1,142,348
Total assets	$36,679,393	$41,904,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,973,529	$5,359,893
Billings in excess of costs and estimated earnings on uncompleted contracts	-	24,444
Notes payable	7,208,453	8,663,768
Capital leases, due within one year	321,233	317,160
Current liabilities of discontinued operations	112,813	208,221
Total current liabilities	10,616,028	14,573,486
Deferred income taxes	412,165	861,400
Other accrued liabilities	25,654	20,821
Notes payable, less current portion	2,363,776	1,207,745
Capital leases, less current portion	655,415	894,976
Total liabilities	14,073,038	17,558,428
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value per share, 5,000,000 shares authorized, none issued	-	-
Common stock, $.10 par value per share, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	2,651,482	4,390,875
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders' equity	22,606,355	24,345,748
Total liabilities and stockholders' equity	$36,679,393	$41,904,176

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue
Electrical construction	$6,518,999	$8,903,823	$20,531,121	$30,582,150
Real estate development	41,042	3,244,927	(2,807,828)	7,794,414
Total revenue	6,560,041	12,148,750	17,723,293	38,376,564

Costs and expenses
Electrical construction	5,496,723	7,189,242	17,244,833	23,772,776
Real estate development	46,293	2,187,300	(1,729,933)	5,336,218
Selling, general and administrative	841,222	965,393	2,498,556	2,883,523
Depreciation	757,846	607,185	2,265,963	1,834,595
Write down of inventory	473,227	-	473,227	-
(Gain) loss on sale of assets	(6,927)	4,439	(17,220)	(24,884)
Total costs and expenses	7,608,384	10,953,559	20,735,426	33,802,228
Total operating income (loss)	(1,048,343)	1,195,191	(3,012,133)	4,574,336

Other income (expense), net
Interest income	53,779	90,525	166,664	142,210
Interest expense, net of amount capitalized	(235,381)	(61,430)	(414,085)	(161,386)
Other	515,282	19,683	577,795	133,304
Total other income (expense), net	333,680	48,778	330,374	114,128

Income (loss) from continuing operations before income taxes	(714,663)	1,243,969	(2,681,759)	4,688,464

Income tax expense (benefit)	(456,444)	479,434	(955,027)	1,806,967

Income (loss) from continuing operations	(258,219)	764,535	(1,726,732)	2,881,497

Gain (loss) from discontinued operations, net of tax	(12,661)	148,637	(12,661)	148,637

Net income (loss)	$(270,880)	$913,172	$(1,739,393)	$3,030,134

Earnings (loss) per share of common stock - basic and diluted
Continuing operations	$(0.01)	$0.03	$(0.07)	$0.11
Discontinued operations	-	0.01	-	0.01
Net income (loss)	$(0.01)	$0.04	$(0.07)	$0.12

Weighted average number of common shares outstanding – basic and diluted	25,451,354	25,572,159	25,451,354	25,572,181

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss) from continuing operations	$(1,726,732)	$2,881,497
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,265,963	1,834,595
Write down of inventory	473,227	-
Gain on sale of assets	(17,220)	(24,884)
Deferred income taxes	(509,540)	528,446
Changes in operating assets and liabilities
Accounts receivable and accrued billings	590,861	1,825,708
Contracts receivable	10,623,909	3,196,986
Construction inventory	186,780	(293,319)
Real estate inventories	(9,904,756)	(801,411)
Costs and estimated earnings in excess of billings on uncompleted contracts	(939,739)	(1,142,161)
Land and land development costs	-	1,076,582
Residential properties under construction	3,784,165	(2,416,294)
Income taxes recoverable	(456,544)	951
Income taxes payable	-	122,188
Prepaid expenses and other assets	(889,929)	(594,906)
Accounts payable and accrued liabilities	(2,381,531)	810,018
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,444)	(51,575)
Net cash provided by operating activities of continuing operations	1,074,470	6,952,421
Net cash provided by (used by) operating activities of discontinued operations	(31,230)	81,940
Net cash provided by operating activities	1,043,240	7,034,361

Cash flows from investing activities:
Proceeds from the disposal of property and equipment	118,481	250,652
Proceeds from notes receivable	41,366	55,826
Purchases of property and equipment	(3,327,010)	(1,859,092)
Cash surrender value of life insurance	(7,910)	13,663
Net cash used by investing activities of continuing operations	(3,175,073)	(1,538,951)

Cash flows from financing activities:
Proceeds from notes payable	7,682,028	6,750,319
Repayments on notes payable	(7,981,312)	(5,649,998)
Repayments on capital leases	(235,488)	(116,041)
Purchase of treasury stock	-	(126)
Net cash provided by (used by) financing activities of continuing operations	(534,772)	984,154

Net change in cash and cash equivalents	(2,666,605)	6,479,564

Cash and cash equivalents, beginning of period	6,801,600	2,912,494
Cash and cash equivalents, end of period	$4,134,995	$9,392,058

Supplemental disclosures:
Cash paid for interest, net of amounts capitalized	$403,296	$144,882
Cash paid for income taxes	3,418	1,245,060
Non-cash investing and financing activities:
Capital leases for equipment	-	1,403,602

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006

Note 1 –  Description of Business and Basis of Financial Statement Presentation

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company's principal lines of business are electrical construction and real estate development. The principal market for the Company's electrical construction operation is electric utilities in the southeastern and mid-Atlantic region of the United States. The primary focus of the Company's real estate operations is on the development of luxury condominium projects on the east coast of Florida.

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

Recent Accounting Pronouncements

In November 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66, “Accounting for Sales of Real Estate,” for Sales of Condominiums.” EITF No. 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 will be effective for annual reporting periods beginning after March 15, 2007 (fiscal year 2008 for the Company). This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. The cumulative effect of applying EITF No. 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the potential impact of adopting EITF No. 06-8 on its consolidated financial position and results of operations. If the Company is unable to meet the requirements of EITF No. 06-8, it will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met.

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

Reclassifications

Certain amounts previously reflected in the prior period statement of cash flows have been reclassified to conform to the Company’s 2007 presentation. The cash flows from financing activities previously included net borrowings (repayments) under lines of credit, but after additional review, management determined that all debt should be disclosed on a gross basis and the proceeds and repayments have been included in proceeds from notes payable or repayments of notes payable, respectively. This reclassification had no effect on the previously reported total cash flows from financing activities.

Note 2 – Contracts Receivable

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of September 30, 2007, outstanding contracts receivable amounted to $0. As of December 31, 2006, outstanding contracts receivable amounted to $10.6 million, all of which related to the Pineapple House project. For the nine months ended September 30, 2007, a total of thirteen customers defaulted on their contractual obligation to close the purchase of individual condominium units. As of September 30, 2007 and December 31, 2006, $157,000 and $1.5 million, respectively, of non-refundable earnest money deposits were held by a third party for the Pineapple House project. Subsequent to September 30, 2007, the Company entered into contracts for the sale of five condominium units at the Pineapple House project, for an aggregate purchase price of $2.3 million.

The Company’s real estate development operations do not extend financing to buyers and, therefore, sales proceeds are received in full upon closing.

Note 3 – Inventory

Construction inventory, which consists of condominium construction materials or electrical construction materials, is stated at the lower of cost or market. As of September 30, 2007, all construction inventory consists of electrical construction materials. As of December 31, 2006, all construction inventory consists of condominium construction materials.

Real estate inventories, which consist of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. The Company had three completed condominium units held for sale within the Oak Park project at September 30, 2007 compared to four at December 31, 2006. In addition, as of September 30, 2007, the Company has completed the Pineapple House project and has 24 completed condominium units held for sale within the Pineapple House project compared to none at December 31, 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” real estate inventories considered held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. Due to the continued deterioration in the national and local housing market, management determined in September that it was necessary to reduce the selling prices for the remaining Pineapple House condominium units, which resulted in an adjustment to the carrying value of these units. For the three and nine months ended September 30, 2007, the Company recorded a write down of $473,000 related to the Pineapple House condominium units held for sale.

Note 4 – Discontinued Operations

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

In April of 2007, the EPA approved as final an Engineering Evaluation/Cost Analysis Report (“EE/CA Report”) for the Site. The EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the Site. The EPA held a public comment period for the proposed removal action for the Site, from June 26, 2007 through July 26, 2007, and has indicated that it received no substantive public comments on the proposed plan. The agency is still working on releasing a final Action Memorandum that will most likely adopt, as the remedy for the Site, the proposed removal action described in the EE/CA Report.

The EE/CA Report, following cost estimation procedures applicable to EE/CA documents, estimates that the net present value of the proposed removal action is $1.5 million. This figure includes amounts for contingencies and is based on currently available information, certain assumptions and estimates. In light of the Company’s limited role in the creation of the wastes that are the primary focus of the removal action, the Company believes that the other two PRPs, particularly Blue Tee Corporation (successor to American Zinc), will be liable for most of the cleanup costs, as they were directly responsible for all on-site ore processing activities and wastes. However, there can be no assurance as to the scope of the Company’s share of liability for cleanup costs. It is expected that response actions at the Site will be completed during the 2008 construction season.

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

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. As of December 31, 2006, the Company recorded a receivable for estimated future insurance reimbursements in the amount of $330,000 and recorded this as a reduction to net expense within discontinued operations. During the nine months ended September 30, 2007, the Company was reimbursed $57,000, which reduced the balance of the estimated receivable for future insurance reimbursements. In addition to the amount received in the current nine months, the Company received $238,000 during the year ended December 31, 2006, for a total reimbursement to date of $295,000, which represents 80% of the Company’s insurable costs incurred from the inception of this matter through November 30, 2006. During the month of October 2007 the Company received a payment of $64,000 for a total reimbursement to date of $359,000 received from Insurer No. 1, which represents 80% of the Company’s insurable costs incurred from the inception of this matter through July 31, 2007. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. Subsequent to September 30, 2007, the Company has received payments of $76,000 from Insurer No. 2. In addition, a reduction of $20,000 was recorded during the quarter ended September 30, 2007 in the amount expected to be reimbursed by Insurer No. 2. This amount was recorded as an increase to the net expense within discontinued operations. The Company will record any change to the estimated insurance reimbursements as a change to the net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. As of September 30, 2007, the cumulative net expense was $52,000. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report and the associated future professional fees through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of September 30, 2007, the Company has recorded a reserve balance for future applicable costs of approximately $113,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	September 30,	December 31,
	2007	2006
Current assets
Remediation insurance receivable	$253,049	$329,888

Total assets of discontinued operations	$253,049	$329,888

Current liabilities
Reserve for remediation	$112,813	$208,221

Total liabilities of discontinued operations	$112,813	$208,221

The following table sets forth certain unaudited operating results of the discontinued operations for the three and nine months ended September 30 as indicated:

	2007	2006
Provision for remediation	$20,300	$-
Gain (loss) from discontinued operations, before income taxes	(20,300)	238,315
Income tax expense (benefit)	(7,639)	89,678
Gain (loss) from discontinued operations, net of tax	$(12,661)	$148,637

Note 5 – Notes Payable

As of September 30, 2007, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) have three loan agreements and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for: (1) a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan,” (2) a revolving line of credit loan for a maximum principal amount of $2.0 million to be used as an “Equipment Loan” and (3) a revolving line of credit for a maximum principal amount of $6.0 million to be used as a “Real Estate Loan.” The Working Capital Loan was renewed on September 27, 2007, on the existing terms and is now due and payable on November 26, 2008, unless extended by the Bank at its discretion. In addition, the Bank extended the existing Real Estate Loan from August 26, 2007 until November 26, 2007, on the existing terms. The Company has determined that it will not renew the Real Estate Loan. As of September 30, 2007 and December 31, 2006, there were no borrowings outstanding under the Working Capital Loan or the Real Estate Loan.

Borrowings outstanding under the Equipment Loan were $0 and $650,000 as of September 30, 2007 and December 31, 2006, respectively. Principal plus interest are payable monthly composed of $72,222 principal plus accrued interest. The interest is payable at an annual rate equal to monthly LIBOR rate plus one and eight-tenths percent (6.92% and 7.15% as of September 30, 2007 and December 31, 2006, respectively). The maturity date of the Equipment Loan is February 26, 2008 and it is secured by the equipment purchased with the proceeds of the loan, and any replacements, accessions or substitutions thereof and all cash and non-cash proceeds received thereof.

As of September 30, 2007, The Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank are parties to a loan agreement for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (6.97% and 7.20% as of September 30, 2007 and December 31, 2006, respectively). The maturity date of the Pineapple House Mortgage was November 18, 2007. However, on September 27, 2007, the Company and the Bank entered into a loan renewal and modification, pursuant to which the Pineapple House Mortgage will mature and all amounts due thereunder will be due and payable in full on November 18, 2008, unless extended by the Bank at its discretion. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $6.3 million and $7.8 million as of September 30, 2007 and December 31, 2006, respectively. The loan is secured by a Mortgage and Security Agreement.

As of September 30, 2007 and December 31, 2006, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (6.92% as of September 30, 2007 and 7.15% as of December 31, 2006, respectively). The maturity date of the loan is December 13, 2010. Southeast Power made monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power pays monthly installments of principal, in addition to interest on the principal balance outstanding, until maturity. Borrowings outstanding under this loan agreement were $3.3 million and $1.4 million as of September 30, 2007 and December 31, 2006, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants, all of which the Company was in compliance with as of September 30, 2007.

Interest costs related to the construction of condominiums are capitalized. During the three month periods ended September 30, 2007 and 2006, the Company capitalized interest costs of $0 and $79,000, respectively. During the nine month periods ended September 30, 2007 and 2006, the Company capitalized interest costs of $384,000 and $218,000, respectively.

Note 6 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2007, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $22.7 million.

Note 7 – Income Taxes

At September 30, 2007, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $512,000, which are available to reduce future federal income taxes over an indefinite period. The net deferred tax asset increased from $263,000 at December 31, 2006 to $324,000 at September 30, 2007 primarily due to an inventory adjustment. The net deferred tax liability decreased from $861,000 at December 31, 2006 to $412,000 at September 30, 2007 primarily due to the reclassification of AMT credit carryforwards from current to noncurrent. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets at the Company’s expected tax rate for the year ending December 31, 2007 is approximately $2.9 million.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income tax expense (benefit)	$(456,444)	$479,434	$(955,027)	$1,806,967
Effective income tax rate	(63.9%)	38.5%	(35.6%)	38.5%

The Company’s expected tax rate for the year ending December 31, 2007, which was calculated based on the estimated annual operating results for the year, is (35.3%). The Company’s expected tax rate for the year ending December 31, 2007 at September 30, 2007 changed from the first six months of 2007 due to a re-evaluation of estimated annual operating results. Therefore, the effective tax rate of (63.9%) differs from the federal statutory rate of 34% for the three months ended September 30, 2007 due to the significant impact of this re-evaluation of the estimated annual operating results for the year ending December 31, 2007. The effective tax rate differs from the federal statutory rate of 34% for the nine months ended September 30, 2007 primarily due to state income taxes.

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

On implementation of FIN No. 48, the Company reviewed prior year tax filings and other corporate records for any uncertain tax positions in accordance with recognition standards established, for which the statute of limitations remained open. The Company’s federal statute of limitation has expired for years prior to 2004 and relevant state statutes vary. As a result of this review, the Company determined there were no significant amounts previously recorded and it was not required to accrue additional income taxes. The Company is currently not under any tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

The Company will classify interest and penalties recognized in accordance with this Interpretation as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Note 8 – Earnings (Loss) Per Share of Common Stock and Stock Repurchase Plan

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include dilution from potential common stock equivalents, such as stock options outstanding. As of September 30, 2007 and December 31, 2006, respectively, there were no common stock equivalents.

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 31, 2007, permits the purchase of up to 3,500,000 shares of Common Stock until September 30, 2008. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. During each of the years ended December 31, 2006, 2005 and 2004, pursuant to the Repurchase Plan, the Company repurchased 120,838, 379,058 and 489,195 shares of its Common Stock, respectively, at a cost of $132,953 (average cost of $1.10 per share), $209,179 (average cost of $0.55 per share) and $271,390 (average cost of $0.55 per share), respectively. The Company did not repurchase shares of its Common Stock during the nine month period ended September 30, 2007. During the three month period ended September 30, 2006, the Company repurchased 100 shares of its common stock at a cost of $126 (average cost of $1.26 per share). As of September 30, 2007, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock, which it had purchased at a cost of $18,720.

Note 9 – Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Electrical construction	$6,518,999	$8,903,823	$20,531,121	$30,582,150
Real estate development	41,042	3,244,927	(2,807,828)	7,794,414
Total revenues	6,560,041	12,148,750	17,723,293	38,376,564
Operating expenses
Electrical construction	6,239,663	7,828,546	19,567,802	25,646,268
Real estate development	675,988	2,425,694	(1,038,816)	5,988,192
Corporate	692,733	699,319	2,206,440	2,167,768
Total operating expenses	7,608,384	10,953,559	20,735,426	33,802,228
Operating income (loss)
Electrical construction	279,336	1,075,277	963,319	4,935,882
Real estate development	(634,946)	819,233	(1,769,012)	1,806,222
Corporate	(692,733)	(699,319)	(2,206,440)	(2,167,768)
Total operating income (loss)	(1,048,343)	1,195,191	(3,012,133)	4,574,336
Other income (expense), net
Electrical construction	(63,079)	(2,855)	(181,337)	(46,619)
Real estate development	370,634	18,155	424,624	124,037
Corporate	26,125	33,478	87,087	36,710
Total other income (expense), net	333,680	48,778	330,374	114,128
Net income (loss) before taxes
Electrical construction	216,257	1,072,422	781,982	4,889,263
Real estate development	(264,312)	837,388	(1,344,388)	1,930,259
Corporate	(666,608)	(665,841)	(2,119,353)	(2,131,058)
Total net income (loss) before taxes	$(714,663)	$1,243,969	$(2,681,759)	$4,688,464

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth certain segment information as of the dates indicated:

	September 30,	December 31,
	2007	2006
Identifiable assets
Electrical construction	$21,076,344	$21,317,634
Real estate development	11,425,716	16,225,823
Corporate	3,924,284	4,030,831
Discontinued operations	253,049	329,888
Total	$36,679,393	$41,904,176

Electrical Construction

A significant portion of the Company’s electrical construction revenue has historically been derived from two or three utility customers each year. For the quarters ended September 30, 2007 and September 30, 2006, the three largest customers accounted for 77% and 88%, respectively, of the Company’s electrical construction revenue. For the nine months ended September 30, 2007 and September 30, 2006, the three largest customers accounted for 50% and 88%, respectively, of the Company’s electrical construction revenue.

Real Estate Development

During the nine months ended September 30, 2007, thirteen customers defaulted or provided notification of their intent to default on their contractual obligations to close the purchase of their condominium units at the Pineapple House project. As a result of these defaults, revenues and operating expenses in the real estate development segment for the nine months ended September 30, 2007 reflect the reversal of previously recognized revenues of $7.2 million and previously recognized cost of sales of $5.2 million. The cost of these units held for sale is reflected in real estate inventory as of September 30, 2007. In addition, due to the continued deterioration in the national and local housing market, management determined in September that it was necessary to reduce the selling prices for the remaining Pineapple House condominium units, which necessitated an adjustment in the carrying value of these units. For the three and nine months ended September 30, 2007, the Company recorded a write down of $473,000 related to the Pineapple House condominium units held for sale.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with one or two different customers accounting for a substantial portion of our revenue in any given year. For example, in the year ended December 31, 2006, one of our customers accounted for greater than 50% of our consolidated revenue. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenues, margins and profits which could be material. During the first nine months of 2007, we were less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at lower than normal profit margins.

As we look forward to the fourth quarter of 2007 and the first half of 2008, we see increased activity in our electrical construction operations as a result of a new project that we recently have been awarded, as well as the resumption of a number of previously suspended projects. Pursuant to this project, on which work has recently commenced, we have been selected to partner with a major utility in a multi-year project involving the upgrading of 46.2 miles of high voltage (230 kV) transmission line to support load growth in the central Florida area.

We are also involved, through our subsidiary Bayswater Development Corporation and its wholly-owned real estate development subsidiaries, in the development of residential condominium projects, on the east coast of Central Florida. Our current project, Pineapple House, is a multi-phase project. The first phase of Pineapple House is comprised of an eight-story building containing thirty-three luxury river-view condominium units. As of December 31, 2006, twenty-two units were under contract for sale, backed by $1.5 million of non-refundable earnest money deposits. Due to the current weakness in the Florida condominium market, as further described below, there was a virtual cessation of sales of our condominiums during 2006, which has continued through the nine months ended September 30, 2007, during which we have made no additional sales for Pineapple House. In May 2007, we received the Certificate of Occupancy for Pineapple House and notified our contracted buyers to begin consummating the sales of the units. Of the twenty-two units under contract for sale we have closed on nine of these units. The remaining thirteen buyers have defaulted on their contracts, forfeiting deposits, aggregating $722,000. As a result of the defaults on these contracts, we have reversed the previously recognized revenues and cost of sales on these units, resulting in negative revenues and negative cost of goods sold for the real estate segment for the nine month period ended September 30, 2007. As the market continued to stagnate, we determined in September it was necessary to reduce the selling prices for the remaining Pineapple House condominium units, which resulted in an adjustment in the carrying value of these units. For the three and nine months ended September 30, 2007, we recorded a write down of $473,000 related to the Pineapple House condominium units held for sale. Since this reduction in selling prices, we have entered into contracts for sale with respect to five units, one of which has already been consummated. We anticipate closing the sales of the other four units under contract in the fourth quarter of 2007. Since these contracts provide for near term closing, we have significantly reduced the level of deposits required from customers in connection with these sales. We can provide no assurance that the sales of the units under contract will be consummated, or that we will be successful in selling the remaining units.

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

Looking forward with respect to our real estate development operations, we continue to see weak, and perhaps deteriorating, market conditions, which may continue to have an adverse impact on the sales and pricing of our condominium units, the settlement of existing contracts, the commencement and development of new projects (including a delay in the commencement of the second phase of the Pineapple House project) and on the results of our real estate development operations. We cannot predict whether the Florida condominium market will improve, or when any such improvement may take place. However, we have completed the first phase of the Pineapple House project on budget and in a timely manner, and we believe the project is attractive and of high quality. At the new reduced selling prices, we expect renewed sales activity at the Pineapple House project, as has already been evidenced by five sales at the new prices, discussed above. Furthermore, we will no longer be incurring construction costs with respect to this phase and our share of the maintenance costs on the unsold units is expected to be no more than $107,000 annually. As of September 27, 2007, we renewed our construction loan on substantially similar terms to those previously in effect. Even at the new reduced prices, the aggregate net proceeds from the sales of the remaining units at Pineapple House would be well in excess of the amounts required to repay our construction loan.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Contract loss accruals recorded for the three and the nine month periods ended September 30, 2007 were $41,000 and $58,000, respectively, compared to no contract loss accruals for both the three and nine month periods ended September 30, 2006. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

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

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during both the three and nine month periods ended September 30, 2007 and September 30, 2006. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events.

Upon completion of the Pineapple House project in June 2007, the revenue related to the balance of the units available for sale will be recognized under the full accrual method, as the sales are closed.

When a buyer defaults on the contract for sale, revenues and expenses recognized in prior periods are adjusted in the period of default. In the nine month period ended September 30, 2007, we recorded a reversal in revenues previously recognized of $7.2 million and in costs of sales previously recorded of $5.2 million.

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

As of September 30, 2007, our deferred tax assets were largely comprised of an AMT credit carryforward and the inventory adjustment. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize the AMT credit carryforward which has no expiration date and the inventory adjustment will be recognized as condominium units are sold. Therefore, we have not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets at our expected tax rate for the year ending December 31, 2007 is approximately $2.9 million.

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

Beginning in September 2003, in accordance with FIN No. 14, we had recognized a net expense (within discontinued operations) for this matter. During the nine months ended September 30, 2007, a reduction of $20,000 was recorded in the amount expected to be reimbursed by one of our former general liability insurance carriers. During the nine months ended September 30, 2007, the Company was reimbursed $57,000, which reduced the balance of the estimated receivable for future insurance reimbursements. During the three months ended September 30, 2006, the Company was reimbursed $238,000, representing 80% of the Company’s insurable costs incurred from the inception of this matter through February 28, 2006. As of September 30, 2007, the cumulative net expense was $52,000. This represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report and the associated future professional fees through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of September 30, 2007, we have recorded a reserve balance for future applicable costs of approximately $113,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to the balance.

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The table below is a reconciliation of our operating income attributable to each of our segments for the nine months ended September 30 as indicated:

	2007	2006
Electrical construction
Revenue	$20,531,121	$30,582,150
Operating expenses
Cost of goods sold	17,244,833	23,772,776
SG&A	194,832	177,856
Depreciation	2,138,063	1,715,617
Gain on sale of assets	(9,926)	(19,981)
Total operating expenses	19,567,802	25,646,268
Operating income	$963,319	$4,935,882

Real estate development
Revenue	$(2,807,828)	$7,794,414
Operating expenses
Cost of goods sold	(1,729,933)	5,336,218
SG&A	199,083	633,056
Depreciation	18,807	18,918
Write down of inventory	473,227	-
Total operating expenses	(1,038,816)	5,988,192
Operating income (loss)	$(1,769,012)	$1,806,222

Revenues

Total revenues in the nine months ended September 30, 2007 decreased by 53.8% to $17.7 million, compared to $38.4 million in the nine months ended September 30, 2006, reflecting lower revenue in our electrical construction segment and the reversal of previously recognized revenue in our real estate development segment due to the default on thirteen condominium units.

Electrical construction revenues decreased $10.1 million, or 32.9%, to $20.5 million for the nine months ended September 30, 2007 from $30.6 million for the nine months ended September 30, 2006. The decrease in revenue for the nine months period ending September 30, 2007 when compared to the same period in 2006 was primarily due to a slowdown in demand for our electrical construction services and a reduction in the number of projects in process, resulting from the availability of fewer profitable projects. In the current nine months we had fewer projects under construction because we have recently been less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at prices that would not meet our target profit margins.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of September 30, 2007, the electrical construction operation’s backlog was approximately $11.2 million, which included approximately $6.9 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $4.3 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 66% to be completed within the current fiscal year. This compares to a backlog of $10.7 million at September 30, 2006, of which approximately $6.4 million represented backlog from fixed price contracts and approximately $4.3 million represented backlog from service agreement contracts.

Real estate construction reported net revenues of negative $2.8 million for the nine months ended September 30, 2007 as compared to $7.8 million for the like period in 2006. This decrease was mainly due to the reversal of previously recognized revenues on the Pineapple House project upon the notification from buyers of their intent to default on their contracts. In the nine months ended September 30, 2006, we recognized revenue on both the Oak Park project, which was completed in the third quarter of 2006 and the Pineapple House project, which we had begun in the first quarter of 2006. During the nine months ended September 30, 2007, the only project under construction was Pineapple House.

As of September 30, 2007 due to the completion of the Pineapple House project there was no backlog for the real estate development operation’s segment.

Operating Results

Total operating income (loss) decreased to $(3.0 million) for the nine months ended September 30, 2007, compared to $4.6 million for the like period in 2006. Electrical construction operations had an operating income of $963,000 during the nine months ended September 30, 2007, compared to an operating income of $4.9 million during the nine months ended September 30, 2006.

Operating margins on electrical construction operations decreased to 4.7% for the nine months ended September 30, 2007 from 16.1% for the nine months ended September 30, 2006. This decrease was largely the result of reduced productivity on several jobs due to clients’ transmission line clearance problems, delays in procurements of client furnished materials, delays in our clients processing permits on a timely basis and related transition costs and lost productivity as work crews were moved from one job to another due to these customer delays.

Real estate development operations had an operating loss of $1.8 million in the nine months ended September 30, 2007, compared to operating income of $1.8 million in the nine months ended September 30, 2006, a decrease of $3.6 million. This loss reflects the reversal of revenues and cost of sales due to the default on purchase contracts discussed above, as well as the write down of the Pineapple House inventory to estimated fair value.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased 38.7% to $20.7 million in the nine months ended September 30, 2007 from $33.8 million in the nine months ended September 30, 2006.

Electrical construction cost of goods sold decreased to $17.2 million in the nine months ended September 30, 2007 from $23.8 million in the nine months ended September 30, 2006, a decrease of 27.5%. The decrease in costs reflects the lower level of construction activities.

Real estate development cost of goods sold was negative $1.8 million for the nine months ended September 30, 2007 as compared to $5.3 million in the nine months ended September 30, 2006. This decrease primarily reflects the reversal of previously recognized costs associated with the reversal of revenues due to the defaults on the Pineapple House development, discussed above, as well as the decrease due to only one project currently under construction compared to two in the prior year quarter.

The following table sets forth the depreciation and amortization expense for each respective segment for the nine months ended September 30 as indicated:

	2007	2006
Electrical construction	$2,138,063	$1,715,617
Real estate development	18,807	18,918
Corporate	109,093	100,060
Total	$2,265,963	$1,834,595

The depreciation and amortization expense was $2.3 million in the nine months ended September 30, 2007, compared to $1.8 million in the nine months ended September 30, 2006, an increase of 23.5%. The increase in depreciation expense is mainly due to an increase in capital expenditures in 2006 and the first nine months of 2007, primarily within the electrical construction segment. We had $3.2 million in capital expenditures within this segment during the nine months ended September 30, 2007, the majority of which was for equipment upgrades and fleet expansion.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the nine months ended September 30 as indicated:

	2007	2006
Electrical construction	$194,832	$177,856
Real estate development	199,083	633,056
Corporate	2,104,641	2,072,611
Total	$2,498,556	$2,883,523

In the nine months ended September 30, 2007, total SG&A expenses decreased 13.4% to $2.5 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006. The decrease in the SG&A expense for the nine months ended September 30, 2007 is mainly due to a $331,000 decrease in salaries within the combined corporate and real estate segments, as well as a $229,000 decrease in selling expenses within the real estate segment, due to the reversal of previously recognized sales. These decreases were partially offset by a $204,000 increase in professional services primarily within the corporate segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30 as indicated:

	2007	2006
Income tax expense (benefit)	$(955,027)	$1,806,967
Effective income tax rate	(35.6)%	38.5%

Our expected tax rate for the year ending December 31, 2007, which was calculated based on the estimated annual operating results for the year, is (35.3%). The effective tax rate differs from the federal statutory rate of 34% for the nine months ended September 30, 2007 primarily due to state income taxes.

Discontinued Operations

Effective November 30, 2002, we completed the sale of the capital stock of our mining subsidiaries. Following the sale, in September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine we previously owned, as described in note 4 to the consolidated financial statements contained herein. During the nine months ended September 30, 2007, a reduction of $20,000 was recorded in the amount expected to be reimbursed by one of our former general liability insurance carriers. During the nine months ended September 30, 2006, as a result of our receipt of insurance proceeds in respect of our EPA claims, we had a gain from discontinued operations of $149,000.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended September 30 as indicated:

	2007	2006
Electrical construction
Revenue	$6,518,999	$8,903,823
Operating expenses
Cost of goods sold	5,496,723	7,189,242
SG&A	33,304	63,206
Depreciation	716,563	571,659
(Gain) loss on sale of assets	(6,927)	4,439
Total operating expenses	6,239,663	7,828,546
Operating income	$279,336	$1,075,277

Real estate development
Revenue	$41,042	$3,244,927
Operating expenses
Cost of goods sold	46,293	2,187,300
SG&A	150,551	232,834
Depreciation	5,917	5,560
Write down of inventory	473,227	-
Total operating expenses	675,988	2,425,694
Operating income (loss)	$(634,946)	$819,233

Revenues

Total revenues in the three months ended September 30, 2007 decreased by 46.0% to $6.6 million, compared to $12.1 million in the three months ended September 30, 2006. This decrease reflects lower revenue in both our electrical construction segment and our real estate development segment, as discussed below.

Electrical construction revenues decreased 26.8% to $6.5 million for the three months ended September 30, 2007 from $8.9 million for the three months ended September 30, 2006. The decrease in revenue for the three month period ending September 30, 2007, when compared to the same period in 2006, was primarily due to a slowdown in demand for our electrical construction services and a reduction in the number of projects in process, resulting from the availability of fewer profitable projects. In the current quarter we had fewer projects under construction because we have recently been less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at prices that would not meet our target profit margins.

Real estate construction revenues decreased by 98.7% to $41,000 for the three months ended September 30, 2007 from $3.2 million for the like period in 2006. Revenues for the three months ended September 30, 2007, consisted of condo association dues received by Pineapple House Condominium Association, Inc. (“PHCA”). Revenues for the three months ended September 30, 2006 included revenue on both the Oak Park project, which was completed in the third quarter of 2006, and the Pineapple House project, which we had begun in the first quarter of 2006, recognized on a percentage of completion basis.

Operating Results

Total operating income (loss) decreased 187.7% to $(1.0 million) for the three months ended September 30, 2007, compared to $1.2 million for the like period in 2006. Electrical construction operations had an operating income of $279,000 during the three months ended September 30, 2007, compared to an operating income of $1.1 million during the three months ended September 30, 2006, a decrease of 74.0%.

Operating margins on electrical construction operations decreased to 4.3% for the three months ended September 30, 2007 from 12.1% for the three months ended September 30, 2006. The decrease in operating margins for the three month period ended September 30, 2007 was largely the result of reduced productivity on several jobs due to clients’ transmission line clearance problems, delays in our clients processing permits on a timely basis and related transition costs.

Real estate development operations had an operating income (loss) of $(635,000) in the three months ended September 30, 2007, compared to $819,000 in the three months ended September 30, 2006, a decrease of $1.5 million. The operating loss for the three months ended September 30, 2007 reflects, primarily, the write down of the Pineapple House inventory to estimated fair value discussed above.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased 30.5% to $7.6 million in the three months ended September 30, 2007 from $11.0 million in the three months ended September 30, 2006.

Electrical construction cost of goods sold decreased to $5.5 million in the three months ended September 30, 2007 from $7.2 million in the three months ended September 30, 2006. The decrease in costs reflects the lower level of construction activities.

Real estate development cost of goods sold decreased 97.9% to $46,000 in the three months ended September 30, 2007 from $2.2 million in the three months ended September 30, 2006. The decreased costs primarily reflect the fact that there are no projects currently under construction compared to two projects in the prior year. The costs incurred for the current year quarter are related to the PHCA.

The following table sets forth the depreciation and amortization expense for each respective segment for the three months ended September 30 as indicated:

	2007	2006
Electrical construction	$716,563	$571,659
Real estate development	5,917	5,560
Corporate	35,366	29,966
Total	$757,846	$607,185

The depreciation and amortization expense was $758,000 in the three months ended September 30, 2007, compared to $607,000 in the three months ended September 30, 2006, an increase of 24.8%. The increase in depreciation expense is mainly due to an increase in capital expenditures in 2006 and the first nine months of 2007, primarily within the electrical construction segment. We had $3.2 million in capital expenditures within this segment during the nine months ended September 30, 2007, the majority of which was for equipment upgrades and fleet expansion.

The following table sets forth SG&A expenses for each respective segment for the three months ended September 30 as indicated:

	2007	2006
Electrical construction	$33,304	$63,206
Real estate development	150,551	232,834
Corporate	657,367	669,353
Total	$841,222	$965,393

In the three months ended September 30, 2007, total SG&A expenses decreased 12.9% to $841,000 compared to $965,000 for the three months ended September 30, 2006. The decrease in the SG&A expense for the three months ended September 30, 2007 is mainly due to a $130,000 decrease in salaries within the combined corporate and real estate segments, as well as a $39,000 decrease in selling expenses within the real estate segment, due to the reversal of previously recognized sales. These decreases were partially offset by a $56,000 increase in professional services within the corporate segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30 as indicated:

	2007	2006
Income tax expense (benefit)	$(456,444)	$479,434
Effective income tax rate	(63.9%)	38.5%

Our expected tax rate for the year ending December 31, 2007, which was calculated based on the estimated annual operating results for the year, is (35.3%). Our expected tax rate for the year ending December 31, 2007 at September 30, 2007 changed from the first six months of 2007 due to a re-evaluation of estimated annual operating results. Therefore, the effective tax rate of (63.9%) differs from the federal statutory rate of 34% for the three months ended September 30, 2007 due to the significant impact of this re-evaluation of the estimated annual operating results for the year ending December 31, 2007.

Discontinued Operations

Effective November 30, 2002, we completed the sale of the capital stock of our mining subsidiaries. Following the sale, in September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine we previously owned, as described in note 4 to the consolidated financial statements contained herein. During the quarter ended September 30, 2007, a reduction of $20,000 was recorded in the amount expected to be reimbursed by one of our former general liability insurance carriers. During the quarter ended September 30, 2006, as a result of our receipt of insurance proceeds in respect of our EPA claims, we had a gain from discontinued operations of $149,000.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of September 30, 2007, we had cash and cash equivalents of $4.1 million and working capital of $13.6 million as compared to cash and cash equivalents of $6.8 million and working capital of $16.3 million as of December 31, 2006. In addition, we had $9.0 million in unused revolving lines of credit as of September 30, 2007, as discussed in note 5 to the consolidated financial statements in this Form 10-Q. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Summary

Net cash flows for each of the nine month periods ended September 30 were as follows:

	2007	2006
Net cash provided by operating activities	$1,043,240	$7,034,361
Net cash used by investing activities	(3,175,073)	(1,538,951)
Net cash provided by (used by) financing activities	(534,772)	984,154
Net change in cash and cash equivalents	$(2,666,605)	$6,479,564

Operating Activities

Cash flows from operating activities are comprised of income (loss) from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash provided by our operating activities totaled $1.0 million in the nine months ended September 30, 2007, compared to cash provided by our operating activities of $7.0 million for the same period in 2006. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

The increase of $6.0 million in cash used was mainly attributable to (i) the cash used by the change to the current period net loss versus net income in the prior year period and (ii) cash used within the real estate segment as we completed Pineapple House.

Days of Sales Outstanding Analysis

We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts for the electrical construction segment by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the preceding three months of revenues to determine sales per day. We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts, if any, at the end of the period by sales per day to calculate DSO for accounts receivable. To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts by sales per day.

For the quarters ended September 30, 2007 and 2006, our DSO for accounts receivable were 60 and 48, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 47 and 25, respectively. The increase in the DSO for costs and estimated earnings in excess of billings is primarily attributable to several projects requiring special billing conditions. The special billing conditions require: 1) the completion of discrete components of work prior to billing, rather than the more typical monthly progress billings, and 2) the construction of a series of distinct tasks performed by separate labor groups in sequential order, resulting in varying stages of construction for each distinct component. Several jobs with these special billing conditions have experienced delays in completion due to customer clearance issues, which results in increased delays in billings.

As of October 31, 2007, we have received approximately 76% of our September 30, 2007 outstanding trade accounts receivable balance. In addition, as of October 31, 2007, we have invoiced our customers for approximately 32% of the balance in costs and estimated earnings in excess of billings as of September 30, 2007.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2007 was $3.1 million compared to $1.5 million for the same period in 2006. These activities are mainly attributable to purchases of property and equipment by our electrical construction segment for the upgrading and replacement of equipment.

Our capital budget for 2007 is expected to total approximately $5.0 million, the majority of which is for investment in equipment upgrades and fleet expansion in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

Financing Activities

Cash used by financing activities during the nine months ended September 30, 2007 was $535,000 compared to cash provided by financing activities of $984,000 during the same period in 2006. Cash provided by financing activities consists mainly of borrowings within the real estate segment of $5.6 million used for the development of Pineapple House and the borrowings made under our equipment line of credit of $2.1 million used for capital expenditures by the electrical construction segment, which is offset by the repayments made on the Pineapple House Mortgage of $7.1 million upon closing on the sales of condominium units, loan repayments of $650,000 on the Equipment Loan and loan repayments of $220,000 on the equipment line of credit. See note 5 of the notes to consolidated financial statements for more information regarding these borrowings. In addition, we repaid capital lease obligations of $235,000 during the nine month period ended September 30, 2007.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Forecast

We anticipate our cash on hand, cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for at least the next twelve months. However, our revenues, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to, a decline in demand for electrical construction services and/or condominiums in the markets served and general economic conditions, heightened competition, availability of construction materials, increased interest rates and adverse weather conditions.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse impact on our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our Company and our subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business. Our primary market risk exposure is related to interest rate risk. At September 30, 2007, we performed sensitivity analyses to assess the potential effect of this risk and concluded that a hypothetical change in the interest rates of 100 basis points (i.e., 1%) would not materially affect our financial position, results of operations or cash flows.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, and our independent registered public accounting firm will be required to audit the effectiveness of internal control over financial reporting as of December 31, 2008. We are in the process of performing the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report. We are nearing the completion of this process and our assessment. This process has required significant amounts of management time and resources. In the course of evaluation and testing, we may identify deficiencies that will need to be addressed and remedied, although based on our assessment to date, we do not expect to identify any material weaknesses in our internal controls over financial reporting as a result of this review.

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that the objectives of the disclosure control system were met.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information on a monthly basis regarding our purchases of our Common Stock during the third quarter of 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/1/07-07/31/07	-	$-	-	1,154,940
08/1/07-08/31/07	-	-	-	1,154,940
09/1/07-09/30/07	-	-	-	1,154,940
Total	-	$-	-	1,154,940

(1)
Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on May 31, 2007, permits the purchase of up to 3,500,000 shares until September 30, 2008. We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. As of September 30, 2007, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940.

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

Dated: November 8, 2007		The Goldfield Corporation

	By:	/s/ John H. Sottile
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive
Officer)

/s/ Stephen R. Wherry
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting
Officer)