Form 10-K
period 2007-12-31
GOLDFIELD CORP
filed 2008-03-24
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

Or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-7525

The Goldfield Corporation

(Exact name of registrant as specified in its charter)

Delaware	88-0031580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1684 W. Hibiscus Boulevard

Melbourne, Florida 32901

(Address of principal executive offices, including zip code)

(321) 724-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock par value $0.10 per share	The American Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated Filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $20.9 million as of June 29, 2007 (the last business day of the registrant’s most recently completed second quarter), computed by reference to the price at which such common equity was last sold on such date.

The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 14, 2008 was 25,451,354.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Goldfield Corporation’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business.

General

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently engaged in electrical construction, including the placement of fiber optic cable, and real estate development. Until November 30, 2002, we were also engaged in mining activities. Unless the context otherwise requires, the terms “Goldfield” and “the Company” as used herein mean The Goldfield Corporation and its consolidated subsidiaries. For financial information by business segment, see note 17 to the consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Our internet website address is www.goldfieldcorp.com. Within the “Investor Relations” section of our website, we make available, free of charge, through links to the U.S. Securities and Exchange Commission (“SEC”) website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. Alternatively, you may also access our reports at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference facilities located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

Financial Information About Geographic Areas

During the years ended December 31, 2007 and 2006, we operated primarily in the United States. We had no material foreign operations in 2007 and 2006.

Employees

As of February 29, 2008, we had 119 employees, including 98 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We have no unionized employees and believe that our relationship with our employees is good.

Electrical Construction

Through our subsidiary, Southeast Power Corporation (“Southeast Power”), we are engaged in the construction and maintenance of electrical facilities for utilities and industrial customers. We also install fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power, based in Titusville, Florida, performs electrical contracting services in the southeastern and mid-Atlantic regions of the United States.

Our electrical construction business includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects, including fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).

Our customers include many of the leading companies in the industries we serve. Representative customers include:

Florida Power & Light Company	Progress Energy
Lee County Electric Cooperative	JEA
Kissimmee Utilities Authority	Orlando Utilities Commission
Santee Cooper	Central Electric Power Cooperative

In the fourth quarter of 2007, pursuant to award after a competitive bid process, we were selected to partner with a major utility in a multi-year project involving the upgrading of 46.2 miles of high voltage (230 kV) transmission line to support load growth in the central Florida area, on which work has commenced.

Historically, a significant portion of our revenue has come from one or two different customers each year. Our largest customers may change from year to year. In the year ended December 31, 2007, our top five customers accounted for approximately 72% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

It is our policy to commit ourselves only to the amount of work we believe we can properly supervise, equip and complete to the customer’s satisfaction and schedule. As a result of this policy and the magnitude of some of the construction projects undertaken by us, a substantial portion of our annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 17 to the consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.

Construction is customarily performed pursuant to the plans and specifications of customers. We generally supply the management, labor, equipment and tools while materials are primarily supplied by our customers. Most projects have a duration of six months or less, although some contracts may extend beyond one year.

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

The electrical construction business is highly competitive. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. Competitive factors include: level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel, worker safety and financial stability. Our management believes that we compete favorably with our competitors on the basis of these factors. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.

We enter into contracts on the basis of either competitive bidding or direct negotiations with our customers. Competitively bid contracts account for a majority of our electrical construction revenues. Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve lump sum (fixed price), or unit price (time and material) contracts. However, many of our contracts do not require our clients to purchase a minimum amount of services, and many of our contracts are cancelable on short notice. The magnitude and duration of projects undertaken by us vary, which may result in substantial fluctuations in our backlog from time to time.

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog also includes certain service agreements that contain multiple year terms which fall into the category of unit price contracts. The projected backlog amounts for these service agreement contracts are based on our historical work from these customers. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate. Our backlog at December 31, 2007 was $5.9 million, of which $3.0 million is believed to be firm due to the nature of our fixed priced contracts and $2.9 million of which is attributable to service agreements. The total backlog is reasonably expected to be completed within the current year. This compares to a backlog of $12.3 million as of December 31, 2006 of which $9.8 million was believed to be firm from fixed priced contracts and $2.5 million of which was attributable to service agreements. Subsequent to December 31, 2007, we have received additional contracts totaling $12.0 million of which $5.5 million is expected to be completed in 2008 and $6.5 million of which will be completed by early 2011.

In certain circumstances, we are required to provide performance and payment bonds issued by a financial institution known as a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations as presently conducted. As of December 31, 2007, outstanding performance bonds issued on behalf of our electrical construction subsidiary amounted to $18.7 million.

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

We are subject to various federal, state and local statutes and rules regarding, among other things, contractor licensing, electrical codes, worker safety and environmental protection. We believe that we are in substantial compliance with all applicable regulatory requirements.

The main administrative and maintenance facilities of Southeast Power are located on a 13-acre tract of land near Titusville, Florida, which we own. The office building is approximately 6,100 square feet. The shop and maintenance facilities are approximately 17,000 square feet.

The South Carolina division of Southeast Power owns its administrative and maintenance facilities, which are located on a 2.2-acre tract of land in Spartanburg, South Carolina. The office building is approximately 1,500 square feet and the maintenance facilities are approximately 2,500 square feet.

We believe that the aforementioned properties are currently in good condition and properly maintained.

Real Estate

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management, and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Over the past several years we have developed five condominium projects. Our current project, Pineapple House, is an eight-story building containing thirty-three luxury river-view condominium units located in Melbourne, Florida, and is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

We acquire land for development only after feasibility and environmental testing has been performed. Generally, architectural and engineering plans for the projects are outsourced and the project plans are submitted to third party general building contractors for competitive fixed price bids to construct the improvements. The sales process is conducted by outside real estate brokerages that best serve the specific markets where our projects are located. In an effort to limit risk, our policy is to obtain a substantial number of contracts for sale, backed by customers’ non-refundable earnest money deposits, prior to commencing construction on the condominium projects. Generally the minimum non-refundable earnest money deposit is 10% of the purchase price and is held in escrow by a third party until such time as the unit is closed and title to the unit has been transferred to the buyer. We do not offer financing arrangements to purchasers of our condominiums.

We generally purchase land and pay for architectural, engineering and various other costs with cash reserves. Construction costs are generally financed with bank financing, as specified in note 10 to the consolidated financial statements.

As of December 31, 2007, we had no projects under construction and no backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) in the real estate segment compared to approximately $4.1 million in backlog as of December 31, 2006. However, we own vacant property on which we plan to build two condominium buildings, which will comprise Phase II and Phase III of the Pineapple House project. Although we have delayed the sales and construction of new projects, we believe the real estate market in our area will ultimately improve and we will resume our plans for this vacant property. However, we can provide no assurance about the real estate market or our future plans.

Our historical financial performance in real estate construction is not necessarily a meaningful indicator of future results and, in particular, we expect financial results to vary from project to project and from quarter to quarter. Our revenue may therefore fluctuate significantly on a quarterly basis, and we believe that quarter-to-quarter comparisons of our results should not be relied upon as an indication of future performance.

The real estate industry is highly competitive and fragmented. The Company competes with numerous national and local real estate developers on the basis of a number of interrelated factors, including: quality, location, design, perceived value, price and reputation in the marketplace. We believe that we have certain competitive advantages including desirable locations, attractive designs and higher quality features not generally offered by other developers in the market in which we compete.

We are subject to federal, state and local statutes, ordinances, rules and regulations regarding, among other things, zoning, building permits, environmental standards, building moratoriums and building codes. Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. We believe that our real estate operations are in substantial compliance with all applicable regulations.

The real estate division administrative offices are located within the corporate offices located in Melbourne, Florida.

Discontinued Operations

Effective November 30, 2002, we completed the sale of the capital stock of our mining subsidiaries, St. Cloud Mining Company and The Goldfield Consolidated Mines Company, to an unrelated party as detailed in note 6 to the consolidated financial statements.

In September 2003, we were notified by the United States Environmental Protection Agency (the “EPA”) that we are a potentially responsible party (“PRP”) with respect to possible investigation and removal activities at the Anderson-Calhoun mine/mill site (the “Site”) in Stevens County, Washington which was previously owned by us (see “Item 3, Legal Proceedings”).

In November 2004, we learned that in October 2003, the State of Washington, as part of its effort to catalog abandoned mines, issued a report on the Sierra Zinc mine/mill site (the “Sierra Site”), also in Stevens County, Washington, which we may have owned or operated, and which we may have used to process a limited amount of ore from the Site. The report did not address any potential required remediation or reclamation. The Sierra Site is currently listed on EPA’s Comprehensive Environmental Response, Compensation, and Liability Information System database (CERCLIS). Although we are not aware of any threatened governmental or other action with respect to the Sierra Site, there can be no assurance that such action will not occur in the future.

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

Risks related to our electrical construction operations

We derive a significant portion of our revenue from a small group of customers. The loss of one or more of these customers could negatively impact our revenues and results of operations.

A significant portion of our electrical construction revenue is derived from a small group of customers, with one or two different customers accounting for a substantial portion of our revenue in any given year. For example, in the year ended December 31, 2007, our top five customers accounted for approximately 72% of our consolidated revenue, as discussed in note 17 to our consolidated financial statements herein. The loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenues, margins and profits which could be material.

The electrical construction industry is highly competitive, and if we are unable to compete effectively, retain our customers or win new customers, our financial performance could be harmed.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than we can provide. Many of our current and potential competitors, especially our competitors with national scope, also may have significantly greater financial, technical and marketing resources than we do. There are relatively few barriers to entry into the markets in which we operate and as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become one of our competitors. If we fail to compete favorably with new or existing competitors, our results of operations and financial condition could be adversely affected.

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

In our electrical construction business, we have from time to time experienced shortages of certain types of qualified personnel. For example, currently there is a shortage of linemen capable of working on and supervising the construction of high-voltage lines. Linemen are frequently recruited across geographic regions to satisfy demand, including for storm restoration work, which can exacerbate this shortage. The commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements and the aging utility workforce further deplete the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire sufficient project managers for new electrical construction projects. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenues.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in Critical Accounting Estimates and in the notes to our consolidated financial statements included herein, a significant portion of our revenues in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

Amounts included in our backlog may not result in revenue or translate into profits.

Backlog for our electrical construction operations at December 31, 2007 was $5.9 million, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice (typically 30-90 days), even if we are not in default under the contract. In addition, $2.9 million of these uncompleted contracts are service agreements that contain multiple year terms which fall into the category of unit price contracts. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. For these service agreements, we project the backlog amount based on our historical work from each customer. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. As a result, even if we realize all the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

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

In certain circumstances, we are required to provide performance bonds to secure our contractual commitments. Although to date we have not experienced difficulty in obtaining bonding, if we were unable to obtain surety bonds in the future, or were required to post collateral in order to obtain surety bonds, our ability to obtain new contracts would be adversely affected, which could have a material adverse effect on our results of operations and financial condition.

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

The homebuilding and condominium industry is in the midst of a significant downturn. A continuing decline in the demand for condominiums coupled with an increase in the inventory of available condominiums and other homes could adversely affect our sales volume and pricing even more than has occurred to date and, as a result, could reduce our earnings.

The homebuilding industry is in the midst of a significant downturn. As a result, we have experienced a decline in demand for new condominiums. Homebuilders’ inventories of unsold new homes of all types have increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home. In addition, an oversupply of alternatives to new homes, such as rental properties and used homes, has depressed prices and reduced margins. This combination of lower demand and higher inventories affects both the number of condominiums that we can sell and the prices at which we can sell them. For example, in 2007, we experienced a significant decline in our sales results, reductions in our margins and a higher than normal cancellation rate. We have no basis for predicting how long supply and demand will remain out of balance in the market where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

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

As a result of the foregoing, potential customers may be less willing or able to buy our condominiums, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog may increase if homebuyers’ sentiment changes and they may fail to honor their contracts, as occurred in 2007.

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

Over the last few years, in accordance with generally accepted accounting principles, we recognize revenues and profits from sales of condominium units during the course of construction. Revenue recognition commences and continues to be recorded when construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund of its deposit except for non-delivery of the residence, a substantial percentage of units are under non-cancelable contracts, collection of the sales price is reasonably assured and costs can be reasonably estimated. Due to various contingencies, like delayed construction and buyer defaults, as occurred in 2007, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected, which could affect our financial condition and results of operations.

In November 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 will be effective for our fiscal year beginning January 1, 2008. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. If we are unable to meet the requirements of EITF No. 06-8 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met, which will reduce the potential effects of this risk.

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

The market value of our land and condominium inventories of our real estate development operations depends on market conditions. We acquire land for replacement of land inventory and expansion within our current market. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and may not be able to recover our costs when we sell our property or finished product. In the face of adverse market conditions, we may have substantial inventory carrying costs or may have to sell land or completed units at a loss, which would have an adverse effect on our results of operations and financial condition. Also, if there is a decrease in demand for condominiums such that the market value of a condominium is less than purchase price reduced by the deposit made by a buyer, the buyer may elect to forfeit their deposit to the Company and have no further obligation to purchase the condominium resulting in a loss of revenue, operating income and a possible write-down of condominiums in inventory. In 2007, as the market deteriorated, we had thirteen buyers default on their contracts and forfeit their deposits. As the market continued to stagnate, we determined it was necessary to reduce our selling prices for the remaining units and, as a result, recorded a write down of $473,000 related to condominium units held for sale.

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

In our real estate development operations, we currently develop and sell condominiums only on the east coast of Florida. As a consequence, our exposure to local adverse events, such as natural disasters or changes in economic conditions, is increased. In particular, Florida is affected by tropical storms and hurricanes, which can damage or destroy buildings, including condominiums. The occurrence of such a storm or other natural disaster could result in delays in construction and shortages and increased costs of labor and building materials. Any such delays or additional costs could adversely affect the profitability of our real estate development operations.

Additionally, a number of insurance carriers have opted either not to write insurance in Florida at all or to only renew existing policies and not to write new policies. These practices have resulted in substantial increases in the cost of insurance, a widespread shortage of available private insurance for property owners in Florida and the creation of a state joint underwriting association. The state-provided insurance coverages generally afford less protection at greater costs than typically provided by private insurance carriers. The inability of property owners to obtain cost-effective insurance could have an adverse effect on demand for property in our markets, which could reduce our revenues. Furthermore, there are periods of time during which insurance companies will not write policies because of the presence of a named storm that may pass over the areas in which we sell condominiums. During these periods, home closings in areas that could be affected by such a storm will be delayed until the risk of the storm has passed and the required insurance can be obtained.

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

Our real estate development operations also depend on the ability of our potential customers to obtain mortgages for the purchase of our condominiums. During 2007, the mortgage lending industry experienced significant instability. As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make and tightened their credit requirements with regard to, residential mortgage loans. Fewer loan products and stricter loan qualification standards may make it more difficult for some borrowers to finance the purchase of our condominiums. Increases in the cost of home mortgage financing could prevent our potential customers from purchasing our condominiums. In addition, where our potential customers must sell their existing homes in order to buy a condominium from us, increases in mortgage costs could prevent the buyers of our customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a condominium from us. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, our sales and revenues could decline.

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

Insurance and surety companies may take actions that could negatively affect our business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business.

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

We completed the sale of the capital stock of our mining subsidiaries effective November 30, 2002. However, we could still be liable for previous activities at sites we once owned. We have been identified as a PRP for investigation and removal activities at one such site, as discussed in Item 3 herein. The discovery of previously unknown contamination or leaks, or the imposition of new clean up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

For information with respect to the principal properties utilized in the Company’s operations, see “Item 1. Business.”

The Company’s principal office is located in Melbourne, Florida, where the Company leases 7,586 square feet of space at a monthly rental rate of $11,462. The lease, which expires in April 2012, may be renewed for five additional three-year periods.

Item 3.	Legal Proceedings.

Environmental

On September 8, 2003, the EPA issued a special notice letter notifying us that we are a PRP, along with three other parties, with respect to investigation and removal activities at the Site in Stevens County, Washington.

We sold the Site property in 1964. We have investigated the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA. Based upon our investigation to date, we have determined that our operations at the Site were primarily exploratory and that we never engaged in any milling or other processing activities at the Site. Our records reflect that between the years 1950 and 1952 we extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing. The Site has changed owners several times since we sold it, and we believe that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

On January 8, 2007, we, together with Combustion Engineering and Blue Tee Corp., submitted to EPA (and other federal and state regulatory agencies) a Draft Final Engineering Evaluation/Cost Analysis Report (“EE/CA Report”). In April 2007, the EPA approved as final the EE/CA Report for the Site. The EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the Site.

On or about October 11, 2007, EPA issued an Action Memorandum that specifies the nature and scope of the response action that the agency will require with respect to the Site. The Action Memorandum adopted the preferred removal action from the EE/CA Report. EPA has indicated its intention to issue formal notice letters to us and the other PRPs regarding performance of the removal action set forth in the Action Memorandum or other form of settlement with the agency. However, no formal letter has been received to date. The EPA has indicated that it hopes that response actions at the Site will be completed during the 2008 construction season.

The EE/CA report, following cost estimation procedures applicable to EE/CA documents, estimates that the net present value of the proposed removal action is $1.5 million. This figure includes amounts for contingencies and is based on currently available information, certain assumptions and estimates. In light of our limited role in the creation of the wastes that are the primary focus of the removal action, we believe that the other two PRPs, particularly Blue Tee Corporation (successor to American Zinc) should be liable for most of the cleanup costs, as they were directly responsible for all on-Site ore processing activities and wastes. However, there can be no assurance as to the scope of our share of liability for cleanup costs.

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

As of December 31, 2006, we recorded a receivable for estimated future insurance reimbursements in the amount of $330,000 and recorded this as a reduction to net expense within discontinued operations. One of our former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, all subject to certain reservation of rights as to coverage. During the year ended December 31, 2007, we were reimbursed $121,000, which reduced the balance of the estimated receivable for future insurance reimbursements. In addition to the amount received in the current year, we received $238,000 during the year ended December 31, 2006, for a total reimbursement to date of $359,000 received from Insurer No. 1, which represents 80% of our insurable costs incurred from the inception of this matter through July 31, 2007. Another of our former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. In the three months ended December 31, 2007, we received payments of $94,000 from Insurer No. 2, which represents 20% of our insurable costs incurred from the inception of this matter through December 31, 2007. As of December 31, 2007, we recorded an increase to the receivable for estimated future insurance reimbursements in the amount of $62,000 and have recorded this as a reduction to our net expense within discontinued operations. We will record any change to our estimated insurance reimbursements as a change to our net expense within discontinued operations. We cannot predict the extent to which costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss—an Interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 5 (Accounting for Contingencies),” and Statement of Position (“SOP”) No. 96-1, “Environmental Remediation Liabilities,” we have recognized a net expense (within discontinued operations) for this matter. As of December 31, 2007, the cumulative net expense was $61,000. This represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA study, the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2007, we have recorded a reserve balance for future professional fees, remediation procedures and other applicable costs of $199,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

On November 21, 2007, Dillard Smith Construction Company filed a complaint in the Circuit Court for the Ninth Judicial Circuit, Orange County, Florida against the Orlando Utilities Commission (OUC—The Reliable One, or (“OUC”)) and Southeast Power Corporation, a wholly owned subsidiary of the Company. The complaint alleges that the OUC and Southeast Power acted improperly in connection with the award by OUC to Southeast Power of a contract with respect to the multi-year 46.2 mile transmission line project described under Item 1 above. Dillard Smith is seeking injunctive relief, including an invalidation of the award of the contract, and damages in an unspecified amount. Both OUC and Southeast Power have filed answers to the complaint, vigorously denying Dillard Smith's allegations in that the contract award was pursuant to a competitive bid process. Goldfield believes the complaint is without merit.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is traded on The American Stock Exchange under the symbol GV. The following table shows the reported high and low sales price at which our Common Stock was traded in 2007 and 2006:

	2007		2006
	High	Low	High	Low
First Quarter	$1.30	$0.95	$1.29	$0.80
Second Quarter	1.24	0.87	2.84	1.16
Third Quarter	0.98	0.57	1.90	1.03
Fourth Quarter	0.89	0.61	1.24	0.89

As of February 29, 2008, there were 9,776 holders of our Common Stock.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on May 31, 2007, permits the purchase of up to 3,500,000 shares until September 30, 2008. We did not purchase any of our Common Stock during 2007. As of December 31, 2007, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 6.	Selected Financial Data

The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2007:

	Year Ended December 31,
	2007		2006		2005		2004		2003
	(In thousands except per share and share amounts)
Continuing operations:
Revenue
Electrical construction	$26,762		$36,410		$28,781		$28,823		$26,475
Real estate development	537	(1)	11,086		10,563		3,865		6,513

Total revenues	$27,299		$47,496		$39,344		$32,688		$32,988

Income (loss) from continuing operations
Electrical construction	456		4,675		3,237		807		1,737
Real estate development	(1,352	)(2)	2,752		3,333		823		1,128
Corporate	(2,602)		(2,933)		(2,610)		(2,000)		(1,986)

Income (loss) before taxes from continuing operations	(3,498)		4,494		3,960		(370)		879
Income tax expense (benefit)	(1,196)		1,740		1,582		(80)		379

Net income (loss) from continuing operations available to common stockholders	(2,302)		2,754		2,378		(290)		500
Discontinued operations:
Income (loss) from operations, net of tax	(19	)(3)	242	(3)	(56	)(3)	(98	)(3)	(134	)(3)

Net income (loss)	$(2,321)		$2,996		$2,322		$(388)		$366

Earnings (loss) per share—basic and diluted:
Continuing operations	$(0.09)		$0.11		$0.09		$(0.01)		$0.02
Discontinued operations	—		0.01		—		—		(0.01)

Net income (loss)	$(0.09)		$0.12		$0.09		$(0.01)		$0.01

Weighted average shares outstanding:
Basic	25,451,354		25,564,550		25,642,528		26,250,350		26,483,912
Diluted	23,451,354		25,564,550		25,677,518		26,250,350		26,637,504
Balance sheet data:
Total assets	$32,867		$41,904		$33,481		$23,705		$24,094
Long term debt and capital lease obligations, including current portion	4,021		2,588		1,784		2,383		—
Shareholders’ equity	22,025		24,346		21,483		19,357		19,975
Working capital	13,774		16,316		12,488		9,489		10,565
The total of the above categories may differ from the sum of the components due to rounding.

(1)	Reflects the reversal of $7.2 million of revenues due to buyer defaults on contracts to purchase condominium units, which was partially offset by revenues received in the fourth quarter upon the sale of six Pineapple House condominium units.

(2)	Reflects the reversal of the cost of sales relating to the condominium units underlying the purchase contracts subject to buyer defaults, partially offset by cost of sales recognized in the fourth quarter upon the sale of six Pineapple House condominium units. Also reflects the adjustment of the Pineapple House inventory to estimated fair value in the third quarter of 2007, as discussed in note 3 to the consolidated financial statements.

(3)	In each of the five years, the Company recognized a provision for remediation as described in note 6 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We are also involved through our subsidiary Bayswater Development Corporation and its various subsidiaries in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Over the past several years we have developed five condominium projects. Our current project, Pineapple House, is an eight-story building containing thirty-three luxury river-view condominium units located in Melbourne, Florida, and is the first phase of a planned multi-phase development.

Overview

Our revenue from electrical construction operations decreased 26.5% for the year ended December 31, 2007 as compared to the same period in the prior year. The decrease in revenue for the year ended December 31, 2007 was primarily due to the reduction in the number of projects under construction this year because we have recently been less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at prices that would not meet our target profit margins. Operating margins of our electrical construction operations decreased to 2.6% for the year ended December 31, 2007 from 13.0% for the like period in 2006, primarily the result of reduced productivity on several jobs due to clients’ transmission line clearance problems, delays in procurements of client furnished materials, delays in our clients processing permits on a timely basis and related transition costs and lost productivity as work crews were moved from one job to another due to these customer delays.

Revenues from our real estate development operations decreased by 95.2% for the year ended December 31, 2007 when compared to the same period in 2006. This decrease is mainly due to the reversal of previously recognized revenues on the Pineapple House project upon the notification from buyers of their intent to default on their purchase contracts. Real estate development operations had an operating loss of $1.2 million in the year ended December 31, 2007, compared to operating income of $2.6 million in the year ended December 31, 2006, a decrease of $3.8 million. This loss reflects the reversal of revenues and cost of sales due to the default on purchase contracts discussed above, as well as the write down of the Pineapple House inventory to estimated fair value.

Pineapple House, our current real estate project, is a multi-phase project located in Melbourne, Florida. The first phase is comprised of an eight-story building containing thirty-three luxury river-view condominium units. As of December 31, 2006, twenty-two units were under contract for sale, backed by $1.5 million of non-refundable earnest money deposits. Due to the current weakness in the Florida condominium market, as further described below, there was a virtual cessation of sales of our condominiums during 2006, which continued through the nine months ended September 30, 2007, during which we made no additional sales for Pineapple House. In May 2007, we received the Certificate of Occupancy for Pineapple House and notified our contracted buyers to begin consummating the sales of the units. Of the twenty-two units under contract for sale we closed on nine of these units. The remaining thirteen buyers defaulted on their contracts, forfeiting deposits, aggregating $722,000. As a result of the defaults on these contracts, we reversed the previously recognized revenues and cost of sales on these units. In September 2007, as the market continued to stagnate, we determined it was necessary to reduce the selling prices for the remaining Pineapple House condominium units, which resulted in an adjustment in the carrying value of these units and a write down of $473,000 related to the Pineapple House condominium units held for sale. Since this reduction in selling prices, we have entered into contracts for sale with respect to seven units, six of which were consummated prior to December 31, 2007. We closed the sale of the remaining unit under contract in February 2008.

In addition to the 17 remaining units of Phase I of Pineapple House, we own vacant property on which we plan to build two condominiums, which will comprise Phase II and Phase III of this project. Although we have delayed the sales and construction of these additional phases of Pineapple House, we believe the real estate market in our area will ultimately improve and we will resume our plans for this vacant property. However, we can provide no assurance about the real estate market or our future plans. Additionally, we have three units in Oak Park, located in Cape Canaveral, Florida in inventory. Oak Park was completed in the 3rd quarter of 2006.

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

Looking forward with respect to our real estate development operations, we continue to see weak, and perhaps deteriorating, market conditions, which may continue to have an adverse impact on the sales and pricing of our condominium units, the settlement of existing contracts, the commencement and development of new projects (including a delay in the commencement of the second phase of the Pineapple House project) and on the results of our real estate development operations. We cannot predict whether the Florida condominium market will improve, or when any such improvement may take place. However, we have completed the first phase of the Pineapple House project on budget and in a timely manner, and we believe the project is attractive and of high quality. At the new reduced selling prices, we expect renewed sales activity at the Pineapple House project, as has already been evidenced by seven sales at the new prices, discussed above. Furthermore, we will no longer be incurring construction costs with respect to this phase and our share of the maintenance costs on the unsold units is expected to be no more than $100,000 annually.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, real estate development projects, deferred income tax assets and environmental remediation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates and related disclosure with the Audit Committee of the Board of Directors.

Percentage of Completion—Electrical Construction Segment

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of December 31, 2007 and 2006 were $0, and $35,000, respectively. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion—Real Estate Development Segment

As of August 2002, commencing with our second condominium development project, all revenue associated with real estate development projects that meet the criteria specified by SFAS No. 66, “Accounting for Sales of Real Estate,” is recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, after considering the requirements of applicable state laws, the condominium contract, and the terms of applicable financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price, and (6) sales proceeds and costs can be reasonably estimated. We determine that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation and the building foundation are complete.

In November 2006, the FASB reached a consensus on EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 will be effective for our fiscal year beginning January 1, 2008. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. The cumulative effect of applying EITF No. 06-8, if any, is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The effect of this EITF is not expected to be material to our consolidated financial statements, as there are no projects currently under construction. If we are unable to meet the requirements of EITF No. 06-8 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met. See note 1 to the consolidated financial statements.

We believe that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract losses recorded during any period in 2007 and 2006 in the real estate development segment. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on the contract for sale, revenues and expenses recognized in prior periods are adjusted in the period of default. In the year ended December 31, 2007, as a result of thirteen buyers defaulting on their purchase contracts, we recorded a reversal in revenues previously recognized of $7.2 million and in costs of sales previously recorded of $4.7 million.

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

We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. If we determine that we would not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made.

As of December 31, 2007, our deferred tax assets were largely comprised of an alternative minimum tax (“AMT”) credit carryforward and inventory adjustments (refer to note 5 to the consolidated financial statements). Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize the AMT credit carryforward, which has no expiration date and the inventory adjustment will be recognized as condominium units are sold. Therefore, we have not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $3.3 million.

Provision for Remediation

In September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine that we formerly owned. Refer to note 6 to the consolidated financial statements for a discussion of this matter.

It is impossible at this stage to estimate the total costs of the remediation at the Site or our share of liability for those costs due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of actual remediation costs and our equitable share of liability for the contamination.

Beginning in September 2003, in accordance with FIN No. 14 and SOP No. 96-1, we have recognized a net expense (within discontinued operations) for this matter. The provision was increased by $30,000 during the year ended December 31, 2007, increasing the cumulative net expense to $61,000. This represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA study and the anticipated professional fees associated with the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2007, we have recorded a reserve balance for future applicable costs of $199,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Results of Operations

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the two year period ended December 31 as indicated:

	2007	2006
Electrical construction
Revenue	$26,761,440	$36,409,551
Operating expenses
Cost of goods sold	22,881,363	29,097,182
Selling, general and administrative	265,168	259,607
Depreciation	2,905,062	2,378,564
(Gain) loss on sale of assets	21,774	(49,236)

Total operating expenses	26,073,367	31,686,117

Operating income	$688,073	$4,723,434

Real estate development
Revenue	$537,135	$11,086,306
Operating expenses
Cost of goods sold	794,612	7,557,537
Selling, general and administrative	439,283	875,564
Depreciation	24,842	25,620
Write down of inventory	473,227	—

Total operating expenses	1,731,964	8,458,721

Operating income (loss)	$(1,194,829)	$2,627,585

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest and other income, and income taxes.

Revenues

Total revenues in the year ended December 31, 2007 decreased by 42.5% to $27.3 million, compared to $47.5 million in the year ended December 31, 2006. This decrease in total revenues was mainly due to decreased revenues recognized in the electrical construction segment and the reversal of revenue, resulting in negative revenues, in the real estate development segment in each case, for the year ended December 31, 2007.

Electrical construction revenue decreased 26.5% to $26.8 million for the year ended December 31, 2007 when compared to $36.4 million for the year ended December 31, 2006. The decrease in revenues for the year ended December 31, 2007 when compared to the same period in 2006 is largely due to a slowdown in demand for our electrical construction services and a reduction in the number of projects in process, resulting from the availability of fewer profitable projects. In the current year we had fewer projects under construction because we have recently been less successful in the bidding and awards process, partly due to the number of jobs awarded to competitors at prices that would not meet our target profit margins. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in our backlog from time to time. At December 31, 2007 the approximate value of uncompleted contracts was $5.9 million compared to $12.3 million at December 31, 2006. We expect to complete 100% of this backlog during the year ended December 31, 2008. Subsequent to December 31, 2007, we have received additional contracts totaling $12.0 million of which $5.5 million is expected to be completed in 2008 and $6.5 million of which will be completed by early 2011. We cannot project the levels of future demand for construction services.

Real estate construction reported net revenues of $537,000 for the year ended December 31, 2007 as compared to $11.1 million for the year ended December 31, 2006. The 2007 revenues consisted of $4.0 million in revenues recognized on the Pineapple House units with purchase contracts received prior to completion of the project, which closed as agreed upon after completion of the project, $2.6 million in revenues received in the fourth quarter of 2007 upon the sale of six additional Pineapple House units, $722,000 collected from forfeited deposits, $300,000 in revenues for the sale of one Oak Park unit and $76,000 in condo association dues received by Pineapple House Condominium Association, Inc. (“PHCA”), offset by the reversal of $7.2 million of previously recognized revenues on the Pineapple House project upon the notification from thirteen buyers of their intent to default on their contracts. In the year ended December 31, 2006, we recognized revenue on both the Oak Park project, which was completed in the third quarter of 2006 and the Pineapple House project, which we had begun in the first quarter of 2006. During the year ended December 31, 2007, the only project under construction was Pineapple House.

As of December 31, 2007, due to the completion of Phase I of the Pineapple House project there was no backlog for the real estate development operation’s segment.

Operating Results

Electrical construction operations had an operating income of $688,000 in the year ended December 31, 2007, compared to an operating income of $4.7 million during the year ended December 31, 2006. Operating margins on electrical construction operations decreased to 2.6% for the year ended December 31, 2007, from 13.0% for the year ended December 31, 2006. The decrease in operating margins for the year ended December 31, 2007, when compared to the same period in 2006, was largely the result of reduced productivity on several jobs due to clients’ transmission line clearance problems, delays in procurements of client furnished materials, delays in our clients processing permits on a timely basis and related transition costs and lost productivity as work crews were moved from one job to another due to these customer delays.

Real estate development operations had an operating loss of $1.2 million in the year ended December 31, 2007, compared to an operating income of $2.6 million in the year ended December 31, 2006, a decrease of $3.8 million. This loss reflects the reversal of revenues and cost of sales due to the default on purchase contracts discussed above, as well as the write down of the Pineapple House inventory to estimated fair value in the third quarter of 2007 totaling $473,000.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $30.5 million in the year ended December 31, 2007, from $43.2 million in the year ended December 31, 2006, a decrease of 29.3%.

Electrical construction cost of goods sold decreased to $22.9 million in the year ended December 31, 2007, from $29.1 million in the year ended December 31, 2006, a decrease of 21.4%. The decrease in costs reflects the lower level of construction activities.

Costs of goods sold for real estate development operations decreased to $795,000 for the year ended December 31, 2007, from $7.6 million for the year ended December 31, 2006. The cost of goods sold for 2007 consists of $5.3 million in costs recognized on the Pineapple House and Oak Park units, which closed in the current year and $207,000 in general costs for real estate development, offset by the reversal of $4.7 million in previously recognized costs associated with the reversal of revenues due to the defaults on the Pineapple House development, discussed above, as well as the decrease due to only one project currently under construction compared to two in the prior year.

The following table sets forth depreciation expense for each segment for the years ended December 31 as indicated:

	2007	2006
Electrical construction	$2,905,062	$2,378,564
Real estate development	24,842	25,620
Corporate	146,601	131,163

Total	$3,076,505	$2,535,347

Depreciation expense increased 21.3% to $3.1 million in the year ended December 31, 2007, from $2.5 million in the year ended December 31, 2006. The increase in depreciation for 2007 was largely a result of an increase in capital expenditures for trucks and heavy equipment to meet the needs of expansion and fleet replacement within the electrical construction segment in both 2007 and 2006.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the years ended December 31 as indicated:

	2007	2006
Electrical construction	$265,168	$259,607
Real estate development	439,283	875,564
Corporate	2,574,069	2,881,482

Total	$3,278,520	$4,016,653

SG&A expenses decreased by 18.4% to $3.3 million in the year ended December 31, 2007, from $4.0 million in the year ended December 31, 2006. The decrease in the SG&A expense for the year ended December 31, 2007 is mainly due to a $610,000 decrease in salaries within the combined corporate and real estate segments, as well as a $223,000 decrease in selling expenses within the real estate segment, due to the reversal of previously recognized sales. These decreases were partially offset by a $217,000 increase in professional services primarily within the corporate segment. As a percentage of revenues, SG&A expenses increased to 12.0% for 2007 from 8.5% in 2006, due primarily to the decrease in revenues in the current year.

Income Taxes

The following table presents our provision (benefit) for income taxes and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2007	2006
Income tax expense (benefit)	$(1,195,428)	$1,740,340
Effective income tax rate	(34.2)%	38.7%

Our effective tax rate (benefit) for the year ended December 31, 2007 of (34.2)% was essentially the same as the statutory rate (benefit) of (34.0)%. The small difference is mainly due to the effect of state income taxes being offset by non-deductible expenses. Our effective tax rate for the year ended December 31, 2006 was 38.7%. The effective tax rate for the year ended December 31, 2006, differs from the statutory rate of 34.0% for that year primarily due to state income taxes.

Discontinued Operations

On December 4, 2002, effective November 30, 2002, we completed the sale of the capital stock of our mining subsidiaries.

Following the sale, in September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine formerly owned by us. Please see note 6 to the consolidated financial statements for a discussion on this matter and the related gain (loss) recognized in the years ended December 31, 2007 and 2006.

The following table sets forth summary operating results of discontinued operations for the years ended December 31 as indicated:

	2007	2006
Gain (provision) for remediation	$(29,691)	$381,394

Gain (loss) from discontinued operations before income taxes	(29,691)	381,394
Income tax expense (benefit)	(11,172)	139,756

Gain (loss) from discontinued operations, net of tax	$(18,519)	$241,638

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) from discontinued operations for the years ended December 31 as indicated:

	2007	2006
Income tax expense (benefit)	$(11,172)	$139,756
Effective income tax rate (benefit)	(37.6)%	36.6%

Our effective tax rate (benefit) related to discontinued operations for the years ended December 31, 2007 and 2006 was (37.6)% and 36.6%, respectively. The effective tax rate (benefit) differs from the federal statutory rate (benefit) primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of December 31, 2007 we had cash and cash equivalents of $4.0 million and working capital of $13.8 million. In addition, we had $3.0 million in unused revolving lines of credit as of December 31, 2007, as discussed in note 10 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2007	2006
Net cash provided by operating activities	$3,321,456	$3,513,833
Net cash used in investing activities	(3,337,168)	(2,387,865)
Net cash provided by (used in) financing activities	(2,801,275)	2,763,138

Net increase (decrease) in cash and cash equivalents	$(2,816,987)	$3,889,106

Operating Activities

Cash flows from operating activities are comprised of income (loss) from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash provided by our operating activities totaled $3.3 million in the year ended December 31, 2007, compared to cash provided of $3.5 million from operating activities for the same period in 2006. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Net cash provided by operating activities in the year ended December 31, 2007 is mainly attributed to cash received upon the completion and closing of the sales of the Pineapple House condominiums, offset by the net loss for the current year. Operating cash flows normally fluctuate relative to the status of development of projects within both the real estate and electrical construction segments.

Days of Sales Outstanding Analysis

We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts for the electrical construction segment by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the preceding three months of electrical construction revenues to determine sales per day. We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts at the end of the period by sales per day to calculate DSO for accounts receivable. To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts by sales per day.

For the years ended December 31, 2007 and 2006, our DSO for accounts receivable were 84 and 78, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 24 and 37, respectively. The increase in the DSO for accounts receivable for the year ended December 31, 2007 is primarily due to the payment patterns of several customers. As of February 29, 2008, we have received 85.9% of our December 31, 2007 outstanding trade accounts receivable balance and billed 33.9% of the retainage. The decrease in the DSO for costs and estimated earnings in excess of billings is primarily attributable to the current billing requirements of our customers. As of February 29, 2008, we have invoiced our customers for 100% of the balance in costs and estimated earnings in excess of billings as of December 31, 2007.

Investing Activities

Cash used in investing activities during the year ended December 31, 2007 was $3.3 million compared to cash used of $2.4 million during the same period in 2006. These activities are mainly attributed to purchases of equipment, primarily trucks and heavy machinery used by our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2008 is expected to total approximately $1.4 million, the majority of which is for the replacement of aging equipment in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

Financing Activities

Cash used in financing activities during the year ended December 31, 2007 was $2.8 million compared to cash provided by financing activities of $2.8 million during the same period in 2006. The decrease in cash provided by financing activities is mainly due to repayments on borrowings within the real estate segment of $9.6 million as the sale of units within Pineapple House have been completed and repayments of $1.0 million on our two equipment loans in the electrical construction segment. In addition, we made payments of $317,000 towards our capital lease obligations during 2007. These payments were partially offset by $6.0 million in borrowings within the real estate segment, used for completion of Phase I of the Pineapple House project and borrowings of $2.1 million in the electrical construction segment, used to purchase equipment. As of December 31, 2007, we had outstanding borrowings of $3.1 million under our $3.5 million equipment loan and $4.3 million under our $14.0 million real estate loan. See note 10 to the consolidated financial statements for more information regarding these borrowings.

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

Inflation

As a result of relatively low levels of inflation experienced during the years ended December 31, 2007 and 2006, inflation did not have a significant effect on our results.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Goldfield Corporation:

We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Certified Public Accountants

Orlando, Florida

March 24, 2008

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$3,984,613	$6,801,600
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2007 and 2006	5,881,430	4,908,511
Contracts receivable	—	10,623,909
Remediation insurance receivable	176,827	329,888
Current portion of notes receivable	49,108	41,453
Construction inventory	2,218	216,989
Real estate inventories	7,788,739	801,411
Costs and estimated earnings in excess of billings on uncompleted contracts	1,658,712	2,358,738
Deferred income taxes	539,100	263,400
Income taxes recoverable	551,236	309,922
Residential properties under construction	—	3,784,165
Prepaid expenses	823,294	431,441
Other current assets	20,239	17,614

Total current assets	21,475,516	30,889,041

Property, buildings and equipment, at cost, net of depreciation of $15,643,161 in 2007 and $13,715,313 in 2006	9,803,794	9,465,378
Notes receivable, less current portion	352,305	407,409

Deferred charges and other assets
Land and land development costs	710,495	710,495
Cash surrender value of life insurance	337,283	321,724
Other assets	187,613	110,129

Total deferred charges and other assets	1,235,391	1,142,348

Total assets	$32,867,006	$41,904,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,984,352	$5,359,893
Billings in excess of costs and estimated earnings on uncompleted contracts	—	24,444
Notes payable to bank	5,202,466	8,663,768
Capital leases, due within one year	315,619	317,160
Current liabilities of discontinued operations	198,850	208,221

Total current liabilities	7,701,287	14,573,486
Deferred income taxes, noncurrent	346,200	861,400
Other accrued liabilities, noncurrent	26,894	20,821
Notes payable, less current portion	2,184,932	1,207,745
Capital leases, less current portion	579,357	894,976

Total liabilities	10,838,670	17,558,428

Commitments and contingencies
Minority interest	3,361	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	2,070,102	4,390,875
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	22,024,975	24,345,748

Total liabilities and stockholders’ equity	$32,867,006	$41,904,176

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Revenue
Electrical construction	$26,761,440	$36,409,551
Real estate development	537,135	11,086,306

Total revenue	27,298,575	47,495,857

Costs and expenses
Electrical construction	22,881,363	29,097,182
Real estate development	794,612	7,557,537
Selling, general and administrative	3,278,520	4,016,653
Depreciation	3,076,505	2,535,347
Write down of real estate inventory	473,227	—
(Gain) loss on sale of assets	14,479	(54,139)

Total costs and expenses	30,518,706	43,152,580

Total operating income (loss)	(3,220,131)	4,343,277

Other income (expenses), net
Interest income	297,837	237,461
Interest expense, net	(585,945)	(238,821)
Other income, net	13,918	152,851
Minority interest	(3,361)	—

Total other income (expenses), net	(277,551)	151,491

Income (loss) from continuing operations before income taxes	(3,497,682)	4,494,768
Income tax expense (benefit)	(1,195,428)	1,740,340

Income (loss) from continuing operations	(2,302,254)	2,754,428
Gain (loss) from discontinued operations, net of tax expense (benefit) of $(11,172) in 2007 and $139,756 in 2006	(18,519)	241,638

Net income (loss)	$(2,320,773)	$2,996,066

Earnings (loss) per share of common stock—basic and diluted
Continuing operations	$(0.09)	$0.11
Discontinued operations	—	0.01

Net income	$(0.09)	$0.12

Weighted average shares outstanding:
Basic	25,451,354	25,564,550

Diluted	25,451,354	25,564,550

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net income (loss) from continuing operations	$(2,302,254)	$2,754,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,076,505	2,535,347
Write down of inventory	473,227	—
Deferred income taxes	(720,003)	681,300
(Gain) loss on sale of property and equipment	14,479	(54,139)
Minority interest	3,361	—
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	(972,919)	1,535,052
Contracts receivable	10,623,909	(94,905)
Construction inventory	214,771	(216,989)
Real estate inventories	(7,460,555)	(801,411)
Costs and estimated earnings in excess of billings on uncompleted contracts	700,026	(1,111,371)
Land and land development costs	—	1,076,582
Residential properties under construction	3,784,165	(3,587,878)
Income taxes recoverable	(241,314)	(308,971)
Income taxes payable	—	(201,455)
Prepaid expenses and other assets	(471,962)	(56,984)
Accounts payable and accrued liabilities	(3,429,810)	1,392,064
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,444)	(27,131)

Net cash provided by operating activities of continuing operations	3,267,182	3,513,539
Net cash provided by operating activities of discontinued operations	54,274	294

Net cash provided by operating activities	3,321,456	3,513,833

Cash flows from investing activities
Proceeds from the disposal of property and equipment	118,731	348,653
Proceeds from notes receivable	47,449	61,230
Purchases of property and equipment	(3,487,789)	(2,796,808)
Cash surrender value of life insurance	(15,559)	(940)

Net cash used in investing activities of continuing operations	(3,337,168)	(2,387,865)

Cash flows from financing activities
Proceeds from notes payable	8,127,103	8,954,221
Repayments on notes payable	(10,611,218)	(5,866,664)
Repayments on capital leases	(317,160)	(191,466)
Purchase of treasury stock	—	(132,953)

Net cash provided by (used in) financing activities of continuing operations	(2,801,275)	2,763,138

Net increase (decrease) in cash and cash equivalents	(2,816,987)	3,889,106
Cash and cash equivalents at beginning of year	6,801,600	2,912,494

Cash and cash equivalents at end of year	$3,984,613	$6,801,600

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$471,380	$232,718
Income taxes paid	16,499	1,709,222
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	—	1,403,602
Liability for equipment acquired	60,342	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	27,813,772	$2,781,377	$18,481,683	$1,394,809	$(1,175,234)	$21,482,635
Repurchase of 120,838 shares of common stock	—	—	—	—	(132,953)	(132,953)
Income from continuing operations	—	—	—	2,754,428	—	2,754,428
Income from discontinued operations, net of tax	—	—	—	241,638	—	241,638

Balance at December 31, 2006	27,813,772	2,781,377	18,481,683	4,390,875	(1,308,187)	24,345,748
Loss from continuing operations	—	—	—	(2,302,254)	—	(2,302,254)
Loss from discontinued operations, net of tax	—	—	—	(18,519)	—	(18,519)

Balance at December 31, 2007	27,813,772	$2,781,377	$18,481,683	$2,070,102	$(1,308,187)	$22,024,975

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1—Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal lines of business are electrical construction and real estate development. The principal market for the Company’s electrical construction operation is electric utilities in the southeastern and mid-Atlantic region of the United States. The primary focus of the Company’s real estate operations is on the development of luxury condominium projects on the east coast of Florida.

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. Minority interest reflects the condominium owners’ interest in the Pineapple House Condominium Association, Inc. (“PHCA”) activities. The Company currently maintains control over PHCA, but will relinquish this control to the condominium owners after a specific percentage of units have been purchased and/or a certain time period has passed or upon the Companies sole discretion. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operation. As of December 31, 2007 and 2006, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

Property, Buildings, Equipment and Depreciation

Property, buildings and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation on property, buildings and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are depreciated on a straight-line basis over the shorter of the lease term or the estimated useful life of the assets.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the need to record impairment losses on long-lived assets when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset’s carrying value, with the loss measured at fair value based on discounted expected cash flows.

Electrical Construction Revenues

The Company accepts contracts on a fixed price, unit price and service agreement basis. Revenues from fixed price construction contracts are recognized on the percentage-of-completion method measured by the ratio of costs incurred to date to the estimated total costs to be incurred for each contract. Revenues from unit price contracts and service agreements are recognized as services are performed. Unit price contracts are billed at an agreed upon price per unit of work performed. Revenues from service agreements are billed on either a man-hour or man-hour plus equipment basis. Terms of the Company’s service agreements may extend for a period of up to five years.

The Company’s contracts allow it to bill additional amounts for change orders and claims. Additionally, the Company considers a claim to be for additional work performed outside the scope of the contract, contested by the customer. Historically, claims relating to electrical construction work have not been significant. It is the Company’s policy to include revenue from change orders and claims in contract value only when they can be reliably estimated and realization is considered probable, in accordance with Statement of Position (“SOP”) No. 81-1, paragraph 61-63, 65 and 67.

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

Upon completion of the Pineapple House project in June 2007, the revenue related to the balance of the units available for sale is recognized under the full accrual method, as sales are closed. Deposit forfeitures are included in real estate revenues and recognized upon receipt.

Inventories

Construction inventory, which consists of specifically identified condominium construction materials or electrical construction materials, is stated at the lower of cost or market.

Real estate inventories, which consist of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. In accordance with SFAS No. 144, real estate inventories considered held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value.

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

Executive Long-term Incentive Plan

The Company accounts for employee stock options in accordance with SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R) stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the grantees’ requisite service period. The Company has not issued stock options in 2007 or 2006 and all previously issued common stock options were exercised prior to December 31, 2005. Therefore, the Company has no compensation expense for stock options for the years ended December 31, 2007 or 2006. See note 13—The Goldfield Corporation 1998 Executive Long-term Incentive Plan for additional information.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, estimated cost to complete real estate development projects in progress, recoverability of deferred tax assets and the adequacy of the provision for remediation.

Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, contracts receivable, remediation insurance receivable and accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value. The fair value of notes payable is considered by management to approximate carrying value.

Financial instruments mainly within the electrical construction operations which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and accrued billings in the amount of $5.9 million and $4.9 million as of the years ended December 31, 2007 and 2006, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts. As of December 31, 2007 and 2006, upon its review, management determined it was not necessary to record an additional allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

The real estate development operations’ financial instruments which potentially subject the Company to concentrations of credit risk consist mainly of contracts receivable in the amount of $0 and $10.6 million as of December 31, 2007 and 2006, respectively, which management reviews to assess the need to record an allowance for doubtful accounts. Upon its review, as of December 31, 2007 and 2006, management determined it was not necessary to record an allowance for doubtful accounts as there were no contracts receivable.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R (revised 2007), “Business Combinations.” SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of SFAS No. 160 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which is effective for the Company on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

In November 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF No. 06-8 will require condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 is effective for the Company’s fiscal year beginning January 1, 2008. The effect of this EITF is not expected to be material to the Company’s consolidated financial statements, as there are no projects currently under construction. If the Company is unable to meet the requirements of EITF No. 06-8 on future projects, it will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s financial assets and liabilities on January 1, 2008. The FASB has proposed a deferral of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities that would delay implementation by the Company until January 1, 2009. SFAS No. 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

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

Note 2—Contracts Receivable

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of December 31, 2007, outstanding contracts receivable amounted to $0, as compared to $10.6 million, as of December 31, 2006, all of which related to the Pineapple House project. For the year ended December 31, 2007, a total of thirteen customers defaulted on their contractual obligation to close the purchase of individual condominium units in the Pineapple House project. As of December 31, 2007 and 2006, $25,000 and $2.2 million, respectively, of non-refundable earnest money deposits was held by a third party, for the Pineapple House project.

The Company’s real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

Note 3—Inventories

As of December 31, 2007, the Company has completed the Pineapple House project and has 18 completed condominium units held for sale within the Pineapple House project compared to none at December 31, 2006. In addition, as of December 31, 2007, the Company has three completed condominium units held for sale within its Oak Park project compared to four at December 31, 2006.

For the year ended December 31, 2007, management reviewed the real estate inventories for impairment, in accordance with SFAS No. 144. Due to the continued deterioration in the national and local housing market, management determined that it was necessary to reduce the selling prices for the 24 remaining Pineapple House condominium units, which resulted in an adjustment to the carrying value of these units. The Company recorded a write down in the real estate segment of $473,000 related to the Pineapple House condominium units held for sale in the third quarter of 2007.

Since this reduction in selling prices, the Company has entered into contracts for sale with respect to seven of these units, six of which were consummated prior to December 31, 2007. The Company closed the sale of the remaining unit under contract in February 2008.

Note 4—Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 for the years as indicated:

	2007	2006
Costs incurred on uncompleted contracts	$13,676,627	$18,328,553
Estimated earnings	1,308,515	2,519,642

	14,985,142	20,848,195
Less billings to date	13,326,430	18,513,901

Total	$1,658,712	$2,334,294

Included in the balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,658,712	$2,358,738
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(24,444)

Total	$1,658,712	$2,334,294

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $1.1 million and $1.8 million at December 31, 2007 and 2006, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 5—Income Taxes

The following table presents the income tax (benefit) provision from continuing operations for the years ended December 31 as indicated:

	2007	2006
Current
Federal	$(486,395)	$843,161
State	10,970	212,299

	(475,425)	1,055,460

Deferred
Federal	(547,025)	589,352
State	(172,978)	95,528

	(720,003)	684,880

Total	$(1,195,428)	$1,740,340

The Company utilized a net operating loss (“NOL”) carryforward of approximately $603,000 in 2006, which reduced current federal income taxes by approximately $205,000.

The following table presents the total income tax provision (benefit) for the years ended December 31 as indicated:

	2007	2006
Continuing operations	$(1,195,428)	$1,740,340
Discontinued operations	(11,172)	139,756

Total	$(1,206,600)	$1,880,096

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities for the years ended December 31 as indicated:

	2007	2006
Deferred tax assets:
Accrued vacations and bonuses	$108,000	$67,100
Contingent salary payments recordedas goodwill for tax purposes	10,000	13,300
Remediation provision	74,800	78,400
Net operating loss carryforward	85,800	—
Accrued warranty costs	42,100	4,200
Alternative minimum tax credit carryforward	512,200	502,500
Accrued workers’ compensation	100	8,600
Capitalized bidding costs & inventory adjustments	297,900	68,000
Allowance for doubtful accounts	8,900	8,900
Accrued lease expense	10,100	7,800
Accrued percentage-of-completion loss	—	13,000
Other	7,600	—

Total deferred tax assets	1,157,500	771,800

Deferred tax liabilities:
Remediation receivable	(300)	(74,600)
Deferred gain on installment notes	(53,600)	(58,600)
Deferred income recognition	—	(412,700)
Tax depreciation in excess of financial statement depreciation	(910,700)	(823,900)

Total deferred tax liabilities	(964,600)	(1,369,800)

Total net deferred tax (liabilities) assets	$192,900	$(598,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2007 and 2006, the Company determined a valuation allowance was unnecessary.

At December 31, 2007, the Company had an alternative minimum tax credit carryforward of approximately $512,000, which is available to reduce future federal income taxes over an indefinite period and inventory adjustments of $298,000, which will be recognized mainly as condominium units are sold. At December 31, 2007, the Company had net operating loss carryforwards from Florida of $1.5 million available to offset future taxable income from Florida, which if unused will expire in 2027. The minimum amount of future taxable income required to be generated to fully realize deferred tax assets is approximately $3.3 million.

The following table presents the differences between the Company’s effective income tax rate (benefit) and the federal statutory rate (benefit) on its income from continuing operations for the years ended December 31 as indicated:

	2007	2006
Federal statutory rate (benefit)	(34.0)%	34.0%
State tax rate, net of federal tax benefit	(3.1)	4.5
Non-deductible expenses	1.6	0.8
Other	1.3	(0.6)

Total	(34.2)%	38.7%

On January 1, 2007, the Company adopted FIN No. 48 “Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109,” which clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 prescribes a more-likely-than-not threshold of a tax position taken or expected to be taken in a tax return being sustained on audit based on the technical merits for financial statement recognition and measurement.

On implementation of FIN No. 48, the Company reviewed prior year tax filings and other corporate records for any uncertain tax positions in accordance with recognition standards established, for which the statute of limitations remained open. The Company’s federal statute of limitation has expired for years prior to 2004 and relevant state statutes vary. The Company believes that it is reasonably possible that a settlement to the liability for unrecognized tax benefits related to certain state income tax matters may occur within the next twelve months. The Company is currently not under any tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$31,856
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	6,271
Reductions for tax positions of prior years	—
Additions based on refunds received	1,441

Balance as of December 31, 2007	$39,568

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. The Company had accrued $9,000 and $18,000 for the payment of interest and penalties as of December 31, 2007 and 2006, respectively.

Note 6—Discontinued Operations

On December 4, 2002, effective November 30, 2002, the Company completed the sale of the capital stock of its mining subsidiaries.

Commitments and Contingencies Related to Discontinued Operations

On September 8, 2003, the United States Environmental Protection Agency (“EPA”) issued a special notice letter notifying the Company that it is a potentially responsible party (“PRP”), along with three other parties, with respect to investigation and removal activities at the Anderson Calhoun Mine/Mill Site (the “Site”) in Stevens County, Washington.

The Company sold the Site property in 1964. The Company has investigated the historic operations that occurred at the Site as well as the nature and scope of environmental conditions at the Site that may present concerns to the EPA. Based upon its investigation to date, the Company has determined that its operations at the Site were primarily exploratory and that it never engaged in any milling or other processing activities at the Site. The Company’s records reflect that between the years 1950 and 1952, it extracted a limited amount (111,670 tons) of surface ore from the Site for off-site processing. The Site has changed owners several times since the Company sold it, and the Company believes that a substantial majority of the mining activities and all of the milling and related processing and process waste disposal activities likely were conducted by subsequent owners.

On January 8, 2007, the Company, together with Combustion Engineering and Blue Tee Corp., submitted to EPA (and other federal and state regulatory agencies) a Draft Final Engineering Evaluation/Cost Analysis Report (“EE/CA Report”). In April 2007, the EPA approved as final the EE/CA Report for the Site. The EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the Site.

On or about October 11, 2007, EPA issued an Action Memorandum that specifies the nature and scope of the response action that the agency will require with respect to the Site. The Action Memorandum adopted the preferred removal action from the EE/CA Report. EPA has indicated its intention to issue formal notice letters to the Company and other PRPs regarding performance of the removal action set forth in the Action Memorandum or other form of settlement with the agency. However, no formal letter has been received to date. The EPA has indicated that it hopes that response actions at the Site will be completed during the 2008 construction season.

The EE/CA report, following cost estimation procedures applicable to EE/CA documents, estimates that the net present value of the proposed removal action is $1.5 million. This figure includes amounts for contingencies and is based on currently available information, certain assumptions and estimates. In light of the Company’s limited role in the creation of the wastes that are the primary focus of the removal action, it believes that the other two PRPs, particularly Blue Tee Corporation (successor to American Zinc) should be liable for most of the cleanup costs, as they were directly responsible for all on-Site ore processing activities and wastes. However, there can be no assurance as to the scope of the Company’s share of liability for cleanup costs.

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

As of December 31, 2006, the Company recorded a receivable for estimated future insurance reimbursements in the amount of $330,000 and recorded this as a reduction to net expense within discontinued operations. One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, all subject to certain reservation of rights as to coverage. During the year ended December 31, 2007, the Company was reimbursed $121,000, which reduced the balance of the estimated receivable for future insurance reimbursements. In addition to the amount received in the current year, the Company received $238,000 during the year ended December 31, 2006, for a total reimbursement to date of $359,000 received from Insurer No. 1, which represents 80% of its insurable costs incurred from the inception of this matter through July 31, 2007. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. In the three months ended December 31, 2007, the Company received payments of $94,000 from Insurer No. 2, which represents 20% of its insurable costs incurred from the inception of this matter through December 31, 2007. As of December 31, 2007, the Company recorded an increase to the receivable for estimated future insurance reimbursements in the amount of $62,000 and has recorded this as a reduction to its net expense within discontinued operations. The Company will record any change to its estimated insurance reimbursements as a change to its net expense within discontinued operations. The Company cannot predict the extent to which costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss—an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and SOP No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. As of December 31, 2007, the cumulative net expense was $61,000. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA study, the anticipated professional fees associated with the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2007, the Company has recorded a reserve balance for future professional fees, remediation procedures and other applicable costs of $199,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

The following table sets forth certain operating results of the discontinued operations for the years ended December 31 as indicated:

	2007	2006
Gain (provision) for remediation	$(29,691)	$381,394

Gain (loss) from discontinued operations before income taxes	(29,691)	381,394
Income tax expense (benefit)	(11,172)	139,756

Gain (loss) from discontinued operations, net of tax	$(18,519)	$241,638

The following table presents our provision (benefit) for income taxes and effective income tax rate (benefit) from discontinued operations for the years ended December 31 as indicated:

	2007	2006
Income tax expense (benefit)	$(11,172)	$139,756
Effective income tax rate (benefit)	(37.6)%	36.6%

The Company’s effective tax rate (benefit) related to discontinued operations for the years ended December 31, 2007 and 2006 was 37.6% and 36.6%, respectively. For the years ended December 31, 2007 and 2006, the Company’s effective tax rate (benefit) differs from the federal statutory rate (benefit) primarily due to state income taxes.

The following table presents the assets and liabilities of discontinued operations for the years ended December 31 as indicated:

	2007	2006
Remediation insurance receivable	$176,827	$329,888

Reserve for remediation	$198,850	$208,221

Note 7—Property, Buildings and Equipment

The following table presents the balances of major classes of properties for the years ended December 31 as indicated:

	Estimated useful lives in years	2007	2006
Land	—	$196,802	$196,802
Buildings	30 - 40	1,572,055	1,563,012
Leasehold improvements	7	136,345	136,345
Machinery and equipment	3 - 10	23,496,295	21,284,532
Construction in progress		45,458	—

Total		25,446,955	23,180,691
Less accumulated depreciation and amortization		15,643,161	13,715,313

Net properties, buildings and equipment		$9,803,794	$9,465,378

Management reviews the net carrying value of all properties, buildings and equipment on a regular basis. As a result of such review, no impairment write-down was considered necessary during the years ended December 31, 2007 and 2006.

Note 8—401 (k) Employee Benefits Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 75% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $123,000 and $120,000 for the years ended December 31, 2007 and 2006, respectively.

Note 9—Accounts Payable and Accrued Liabilities

The following table presents the accounts payable and accrued liabilities for the years ended December 31 as indicated:

	2007	2006
Accounts payable	$1,345,478	$3,104,156
Accrued bonus	114,797	1,037,160
Accrued payroll costs	261,827	242,403
Other accrued expenses	262,250	976,174

Total	$1,984,352	$5,359,893

Note 10—Notes Payable and Capital Leases

Notes Payable

As of December 31, 2007, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) have three loan agreements and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for: (1) a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan,” and (2) a revolving line of credit loan for a maximum principal amount of $2.0 million to be used as an “Equipment Loan.” The Working Capital Loan was renewed on September 27, 2007, on the existing terms, which include interest payable monthly at an annual rate equal to Monthly LIBOR rate plus one and eight-tenths percent (7.04% as of December 31, 2007) and is now due and payable on November 26, 2008, unless extended by the Bank at its discretion. As of December 31, 2007 and December 31, 2006, there were no borrowings outstanding under the Working Capital Loan.

Borrowings outstanding under the Equipment Loan were $0 and $650,000 as of December 31, 2007 and December 31, 2006, respectively. Principal plus interest are payable monthly composed of $72,222 principal plus accrued interest. The interest is payable at an annual rate equal to monthly LIBOR rate plus one and eight-tenths percent (7.04% and 7.15% as of December 31, 2007 and December 31, 2006, respectively). The maturity date of the Equipment Loan was February 26, 2008 and has now terminated.

As of December 31, 2007, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank are parties to a loan agreement for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (7.09% and 7.20% as of December 31, 2007 and December 31, 2006, respectively). The maturity date of the Pineapple House Mortgage is November 18, 2008, unless extended by the Bank at its discretion. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $4.3 million and $7.8 million as of December 31, 2007 and December 31, 2006, respectively. The loan is secured by a Mortgage and Security Agreement.

As of December 31, 2007 and December 31, 2006, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (7.04% and 7.15% as of December 31, 2007 and December 31, 2006, respectively). The maturity date of the loan is December 13, 2010. Southeast Power made monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power pays monthly installments of principal, in addition to interest on the principal balance outstanding, until maturity. Borrowings outstanding under this loan agreement were $3.1 million and $1.4 million as of December 31, 2007 and December 31, 2006, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of December 31, 2007.

Interest costs related to the construction of condominiums are capitalized. During the years ended December 31, 2007 and 2006, the Company capitalized interest costs of $384,000 and $347,000, respectively.

Capital Leases

The Company enters into non-cancelable capital leases for the acquisition of certain machinery and equipment needs. Under the current capital leases, ownership transfers to the Company at the end of the lease term. No restrictions are imposed by the lease agreements regarding additional debt or further leasing. As of December 31, 2007, the cost and accumulated depreciation of equipment under capital leases amounted to $1.4 million and $421,000 respectively. As of December 31, 2006, the cost and accumulated depreciation of equipment under capital leases amounted to $1.4 million and $140,000 respectively. Remaining principal balance under these lease agreements was $1.0 million as of December 31, 2007. Depreciation for assets under capital leases is included in depreciation expense.

The schedule of payments of the notes payable and capital leases as of December 31, 2007 is as follows:

2008	$5,578,423
2009	1,367,303
2010	1,344,839
2011	97,255

Total payments of debt	8,387,820
Less: Amount representing interest on capital leases	(105,446)

Total net payments	$8,282,374

Note 11—Commitments and Contingencies

Operating Leases

The Company leases its principal office space under a seven-year non-cancelable operating lease. Within the provisions of the office lease, there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. The Company also leases office equipment under operating leases that expire over the next five years. The Company’s leases require payments of property taxes, insurance and maintenance costs in addition to the rent payments. Additionally, the Company leases several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement. The Company recognizes rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows:

2008	$145,767
2009	150,460
2010	155,318
2011	158,294
2012	41,265

Total minimum operating lease payments	$651,104

Total rent expense for the operating leases were $142,000 and $140,000 for the years ended December 31, 2007 and 2006, respectively.

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2007, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $18.7 million.

Note 12—Preferred Stock Purchase Rights

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

Note 13—The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the “Plan”), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. The options must be exercised within 10 years of the date of grant. As of December 31, 2007, there were 315,000 shares available for grant under the Plan.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R) and its related implementation guidance in accounting for stock-based employee compensation arrangements. SFAS No. 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS No. 123(R) also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period), net of estimated forfeitures. However, the Company has not issued any stock options during the years ended December 31, 2007 or 2006 and all previously awarded stock options were exercised prior to December 31, 2005.

Note 14—Earnings (loss) Per Share of Common Stock

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.

As of December 31, 2007 and 2006, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2007 and 2006, respectively.

Note 15—Common Stock Repurchase Plan

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on May 25, 2007, permits the purchase of up to 3,500,000 shares until September 30, 2008. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. During the year ended December 31, 2006, pursuant to the Repurchase Plan, the Company repurchased 120,838 shares of its Common Stock, at a cost of $132,953 (average cost of $1.10 per share). No shares were repurchased during the year ended December 31, 2007. As of December 31, 2007, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 16—Related Party Transaction

On November 30, 2007, the Company sold a condominium to the Chief Executive Officer of the Company at the current offering price of $474,900 for cash. This transaction was approved by the Audit Committee of the Company’s Board of Directors and was made under the same terms and conditions as would have been offered to an unrelated party.

Note 17—Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information as of December 31 for the years indicated:

	2007	2006
Continuing operations:
Revenues
Electrical construction	$26,761,440	$36,409,551
Real estate development	537,135	11,086,306

	27,298,575	47,495,857

Operating expenses
Electrical construction	26,073,367	31,686,117
Real estate development	1,731,964	8,458,721
Corporate	2,713,375	3,007,742

	30,518,706	43,152,580

Operating income (loss)
Electrical construction	688,073	4,723,434
Real estate development	(1,194,829)	2,627,585
Corporate	(2,713,375)	(3,007,742)

	(3,220,131)	4,343,277

Other income (expenses), net
Electrical construction	(231,826)	(48,449)
Real estate development	(157,490)	124,051
Corporate	111,765	75,889

	(277,551)	151,491

Net income (loss) before taxes
Electrical construction	456,247	4,674,985
Real estate development	(1,352,319)	2,751,636
Corporate	(2,601,610)	(2,931,853)

	$(3,497,682)	$4,494,768

Identifiable assets:
Electrical construction	$19,844,016	$21,317,634
Real estate development	9,356,294	16,225,823
Corporate	3,489,869	4,030,831
Discontinued operations	176,827	329,888

Total	$32,867,006	$41,904,176

Capital expenditures:
Electrical construction	$3,359,896	$2,609,434
Real estate development	638	6,125
Corporate	127,255	181,249

Total	$3,487,789	$2,796,808

Depreciation:
Electrical construction	$2,905,062	$2,378,564
Real estate development	24,842	25,620
Corporate	146,601	131,163

Total	$3,076,505	$2,535,347

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and SG&A expenses for each segment. Operating income (loss) excludes interest expense, interest and other income, and income taxes. General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense. Identifiable assets by segment are used in the operations of each segment.

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows for the years ended December 31 as indicated:

	2007		2006
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Customer A	$4,552	17	$26,720	56
Customer B	4,925	18	—	—
Customer C	3,646	13	—	—
Customer D	3,555	13	—	—
Customer E	2,984	11	—	—

The real estate development operations did not have sales, from any one customer, which exceeded 10% of total sales for each of the years ended December 31, 2007 and 2006.

Sales by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2007		2006
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Transmission	$24,500	90	$34,778	73
Fiber Optics	2,116	8	1,530	3
Miscellaneous	146	—	102	1

Total	26,762	98	36,410	77
Real estate development:
Condominium sales	537	2	11,086	23

Total	537	2	11,086	23
Total Sales	$27,299	100	$47,496	100

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act requires our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, and our independent registered public accounting firm will be required to audit management’s assessment as of December 31, 2008. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report .

Changes in internal controls

No changes in our internal controls over financial reporting occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that the objectives of the disclosure control system were met.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the directors of the Company will be contained under the heading “Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Our executive officers are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age
John H. Sottile Chairman of the Board of Directors, President and Chief Executive Officer, Director	1983	60
Stephen R. Wherry, Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	49

(1)	As of February 29, 2008

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

Code of Ethics

In March 2003, our Board of Directors adopted a Code of Ethics (the “Code”) that is specifically applicable to its Chief Executive Officer and Senior Financial Officers. The Code incorporates guidelines designed to deter wrongdoing, to promote honest and ethical conduct, compliance with applicable laws and regulations, prompt internal reporting of Code violations and accountability for Code adherence. A copy of the Code was filed as an exhibit to the 2003 Form 10-K.

The Code is also available, free of charge, within the “Corporate Governance” section of our website, at www.goldfieldcorp.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

Audit Committee

Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation will be contained under “Executive Compensation” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership will be contained under “Ownership of Voting Securities by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Election of Directors” in our 2008 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2008 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

(3)	Exhibits

The following exhibits are required pursuant to Item 601 of Regulation S-K:

3-1	Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

3-2	Amended and Restated By-Laws of the Company are hereby incorporated by reference to Exhibit 3-1 of the Company’s Current Report on Form 8-K dated December 11, 2007, heretofore filed with the Commission (file No. 1-7525).

4-1	Specimen copy of Company’s Common Stock certificate is hereby incorporated by reference to Exhibit 4-5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

4-2	The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to Exhibit 4-3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, heretofore filed with the Commission (file No. 1-7525).

4-3	The Rights Agreement between The Goldfield Corporation and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4-1 of the Company’s Form 8-A dated September 19, 2002, heretofore filed with the Commission (file No. 1-7525).

10-1	Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

10-2	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

10-3	Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

10-4	The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

10-5(a)	Loan Agreement, dated August 26, 2005, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-5(b)	Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-5(c)	Amendment to Loan Agreement, dated March 14, 2006, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(d)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No.1-7525).

10-5(e)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(f)	Renewal Revolving Line of Credit Promissory Note of the Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No. 1-7525).

10-5(g)	Allonge to Promissory Note of the Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-6(a)	Loan Agreement, dated August 26, 2005, among Southeast Power Corporation, The Goldfield Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-6(b)	Revolving Line of Credit Promissory Note among Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-6(c)	Security Agreement, dated August 26, 2005, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-7(a)	Loan Agreement for Construction and Other Matters, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-7(b)	Mortgage and Security Agreement, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-7(c)	Revolving Line of Credit Promissory Note, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-7(d)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-7(e)	Allonge to Promissory Note of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-7(f)	Mortgage Modification/Extension Agreement of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-8(a)	Unconditional Guaranty of The Goldfield Corporation, dated July 13, 2006, relating to Leases of up to $4.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-8(b)	Form of Lease Agreement is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-9(a)	Loan Agreement, dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-9(b)	Revolving Line of Credit Promissory Note of Southeast Power Corporation relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-9(c)	Guaranty, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-9(d)	Security Agreement, dated July 13, 2006, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 14 to the consolidated financial statements.

14	The Goldfield Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers is hereby incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, heretofore filed with the Commission (file No. 1-7525).

*21	Subsidiaries of Registrant

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith.

**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION

By	/s/ JOHN H. SOTTILE
(John H. Sottile)
Chairman of the Board of Directors, President, Chief Executive Officer and Director

Dated: March 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2008.

Signature	Title

/s/ JOHN H. SOTTILE	Chairman of the Board of Directors, President, Chief Executive Officer and Director
(John H. Sottile)

/s/ STEPHEN R. WHERRY (Stephen R. Wherry)	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

*	Director
(Thomas E. Dewey, Jr.)

*	Director
(Harvey C. Eads, Jr.)

*	Director
(John P. Fazzini)

*	Director
(Danforth E. Leitner)

*	Director
(Al Marino)

*	Director
(Dwight W. Severs)

*By:	/s/ JOHN H. SOTTILE
John H. Sottile
Attorney-in-Fact