Form 10-Q
period 2008-03-31
GOLDFIELD CORP
filed 2008-05-13
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares the Registrant’s Common Stock outstanding as of May 9, 2008 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$4,276,901	$3,984,613
Accounts receivable and accrued billings	5,014,197	5,881,430
Remediation insurance receivable	176,827	176,827
Current portion of notes receivable	52,237	49,108
Construction inventory	—	2,218
Real estate inventory	7,363,195	7,788,739
Costs and estimated earnings in excess of billings on uncompleted contracts	1,665,111	1,658,712
Deferred income taxes	524,200	539,100
Income taxes recoverable	725,810	551,236
Prepaid expenses	1,055,485	823,294
Other current assets	20,326	20,239

Total current assets	20,874,289	21,475,516

Property, buildings and equipment, at cost, net of accumulated depreciation of $16,431,825 as of March 31, 2008 and $15,643,161 as of December 31, 2007	9,700,300	9,803,794
Notes receivable, less current portion	340,550	352,305

Deferred charges and other assets
Land and land development costs	710,495	710,495
Cash surrender value of life insurance	330,074	337,283
Other assets	410,681	187,613

Total deferred charges and other assets	1,451,250	1,235,391

Total assets	$32,366,389	$32,867,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,746,364	$1,984,352
Billings in excess of costs and estimated earnings on uncompleted contracts	4,072	—
Current portion of notes payable	4,898,989	5,202,466
Current portion of capital leases	309,910	315,619
Current liabilities of discontinued operations	183,258	198,850

Total current liabilities	8,142,593	7,701,287
Deferred income taxes	258,500	346,200
Other accrued liabilities	28,132	26,894
Notes payable, less current portion	1,874,322	2,184,932
Capital leases, less current portion	501,754	579,357

Total liabilities	10,805,301	10,838,670

Commitments and contingencies
Minority interest	6,557	3,361
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	1,599,658	2,070,102
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	21,554,531	22,024,975

Total liabilities and stockholders’ equity	$32,366,389	$32,867,006

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue
Electrical construction	$6,832,183	$7,354,043
Real estate development	492,341	2,454,432

Total revenue	7,324,524	9,808,475

Costs and expenses
Electrical construction	5,634,741	6,801,704
Real estate development	476,983	1,693,925
Depreciation	855,573	742,347
Selling, general and administrative	978,999	1,050,971
Loss (gain) on sale of assets	3,617	(8,857)

Total costs and expenses	7,949,913	10,280,090

Total operating loss	(625,389)	(471,615)

Other income (expense), net
Interest income	30,485	61,332
Interest expense, net	(125,044)	(79,645)
Other income	6,957	9,149
Minority interest expense	(3,196)	—

Total other income (expense), net	(90,798)	(9,164)

Loss from continuing operations before income taxes	(716,187)	(480,779)
Income tax benefit	(245,743)	(133,768)

Net loss	$(470,444)	$(347,011)

Loss per share of common stock - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss from continuing operations	$(470,444)	$(347,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	855,573	742,347
Deferred income taxes	(72,800)	22,450
Loss (gain) on sale of property and equipment	3,617	(8,857)
Minority interest	3,196	—
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	867,233	(606,815)
Contracts receivable	—	(2,154,933)
Construction inventory	2,218	154,215
Real estate inventory	425,544	201,191
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,399)	(382,109)
Residential properties under construction	—	(1,271,390)
Income taxes recoverable	(174,574)	(155,247)
Prepaid expenses and other assets	(455,346)	(1,134,560)
Accounts payable and accrued liabilities	761,394	(628,903)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,072	(24,444)

Net cash provided by (used in) operating activities of continuing operations	1,743,284	(5,594,066)
Net cash (used in) provided by operating activities of discontinued operations	(15,592)	14,729

Net cash provided by (used in) operating activities	1,727,692	(5,579,337)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	28,376	66,055
Proceeds from notes receivable	8,626	20,358
Purchases of property and equipment	(782,216)	(1,622,838)
Cash surrender value of life insurance	7,209	3,702

Net cash used in investing activities of continuing operations	(738,005)	(1,532,723)

Cash flows from financing activities
Proceeds from notes payable	59,960	6,097,952
Repayments on notes payable	(674,047)	(216,666)
Repayments on capital leases	(83,312)	(76,940)

Net cash (used in) provided by financing activities of continuing operations	(697,399)	5,804,346

Net increase (decrease) in cash and cash equivalents	292,288	(1,307,714)
Cash and cash equivalents at beginning of year	3,984,613	6,801,600

Cash and cash equivalents at end of year	$4,276,901	$5,493,886

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$65,983	$74,579
Income taxes paid	1,631	—
Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	1,856	760,857

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

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

Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2007, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

Generally accepted accounting principles require management to make estimates and assumptions during the preparation of the Company’s financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes available, which in turn could impact the amounts reported and disclosed herein.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), “Business Combinations.” SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” which was effective for the Company on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

In November 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF No. 06-8 requires condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 was effective for the Company’s fiscal year beginning January 1, 2008. The effect of this EITF was not material to the Company’s consolidated financial statements, as there are no projects currently under construction. If the Company is unable to meet the requirements of EITF No. 06-8 on future projects, it will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB approved a deferral of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities, delaying implementation by the Company until January 1, 2009. SFAS No. 157 is not expected to materially affect how the Company determines fair value, but may result in certain additional disclosures.

Reclassifications

Certain amounts previously reflected in the prior period consolidated statement of cash flows have been reclassified to conform to the Company’s 2008 presentation. The cash flows from financing activities previously included net borrowings (repayments) under lines of credit, but after additional review, management determined that all debt should be disclosed on a gross basis and the proceeds and repayments have been included in proceeds from notes payable or repayments of notes payable, respectively. This reclassification had no effect on the previously reported total cash flows from financing activities.

Note 2 – Contracts Receivable

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of both March 31, 2008 and December 31, 2007, there were no outstanding contracts receivable. As of March 31, 2008 and December 31, 2007, $0 and $25,000, respectively, of non-refundable earnest money deposits were held by a third party for the Pineapple House project.

The Company’s real estate development operations do not extend financing to buyers and, therefore, sales proceeds are received in full upon closing.

Note 3 –Inventory

Construction inventory, which consists of specifically identified condominium construction materials or electrical construction materials, is stated at the lower of cost or market. As of December 31, 2007, all construction inventory consisted of electrical construction materials.

Real estate inventory, which consists of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. As of March 31, 2008, the Company had 17 completed condominium units held for sale within the Pineapple House project compared to 18 at December 31, 2007. In addition, as of both March 31, 2008 and December 31, 2007, the Company had three completed condominium units held for sale within its Oak Park project.

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

Note 4 – Notes Payable

As of March 31, 2008, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”), have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan terms include interest payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (4.91% and 7.04% as of March 31, 2008 and December 31, 2007, respectively) and is due and payable on November 26, 2008, unless extended by the Bank at its discretion. As of March 31, 2008 and December 31, 2007, there were no borrowings outstanding under the Working Capital Loan.

As of March 31, 2008, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank, are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (4.96% and 7.09% as of March 31, 2008 and December 31, 2007, respectively). The maturity date of the Pineapple House Mortgage is November 18, 2008, unless extended by the Bank at its discretion. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $3.9 million and $4.3 million as of March 31, 2008 and December 31, 2007, respectively. The loan is secured by a Mortgage and Security Agreement.

As of March 31, 2008, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (4.91% and 7.04% as of March 31, 2008 and December 31, 2007, respectively). The maturity date of the loan is December 13, 2010. Southeast Power made monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power pays monthly installments of principal and interest of $94,605, until maturity. Borrowings outstanding under this loan agreement were $2.9 million and $3.1 million as of March 31, 2008 and December 31, 2007, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants, all of which the Company was in compliance with as of March 31, 2008.

Interest costs related to the construction of condominiums are capitalized. During the three month periods ended March 31, 2008 and 2007, the Company capitalized interest costs of $0 and $173,000, respectively.

Note 5 – Discontinued Operations

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

On or about October 11, 2007, the EPA issued an Action Memorandum that specifies the nature and scope of the response action that the agency will require with respect to the Site. The Action Memorandum adopted the preferred removal action from the EE/CA Report. The EPA has indicated its intention to issue formal notice letters to the Company and other PRPs regarding performance of the removal action set forth in the Action Memorandum or other form of settlement with the agency. However, no formal letter has been received to date. The EPA has indicated that it hopes that response actions at the Site will be completed during the 2008 construction season.

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

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the quarters ended March 31, 2008 and 2007, the Company was reimbursed $0 and $57,000, respectively. As of March 31, 2008, the Company has received $359,000 from Insurer No. 1, which represents 80% of the Company’s insurable costs incurred from the inception of this matter through July 31, 2007. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During both the quarters ended March 31, 2008 and 2007, the Company was reimbursed $0. As of March 31, 2008, the Company has received $94,000, from Insurer No. 2, which represents 20% of the Company’s insurable costs incurred from the inception of this matter through December 31, 2007. As of both March 31, 2008 and December 31, 2007, the balance of the receivable for estimated future insurance reimbursements is $177,000. The Company will record any change to the estimated insurance reimbursements as a change to the net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. There was no change in the provision for both the quarter ended March 31, 2008 and the quarter ended March 31, 2007. As of March 31, 2008 the cumulative net expense was $61,000. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report and the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of March 31, 2008, the Company has recorded a reserve balance for future professional fees, remediation procedures and other applicable costs of $183,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	March 31, 2008	December 31, 2007
Current assets
Remediation insurance receivable	$176,827	$176,827

Total assets of discontinued operations	$176,827	$176,827

Current liabilities
Reserve for remediation	$183,258	$198,850

Total liabilities of discontinued operations	$183,258	$198,850

Note 6 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2008, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to $18.2 million.

Note 7 –Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding were exercised into common stock that subsequently shared in the earnings or loss of the Company.

As of March 31, 2008 and December 31, 2007, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for both the three months ended March 31, 2008 and March 31, 2007, respectively.

Note 8 – Income Taxes

As of March 31, 2008, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $512,000, which are available to reduce future federal income taxes over an indefinite period. The net deferred tax asset decreased to $524,000 as of March 31, 2008 from $539,000 as of December 31, 2007 due to the inventory valuation adjustments recognized, for tax purposes, as condominium units are sold. The net deferred tax liability decreased to $259,000 as of March 31, 2008 from $346,000 as of December 31, 2007 due to book vs. tax depreciation recognition. The minimum amount of future taxable income required to be generated to fully realize the deferred tax asset is approximately $3.1 million.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:

	2008	2007
Income tax benefit	$(245,743)	$(133,768)
Effective income tax rate benefit	(34.3)%	(27.8)%

The Company’s expected tax rate for the year ending December 31, 2008, which was calculated based on the estimated annual operating results for the year, is (34.3)%, which is essentially the same as the statutory rate benefit of (34.0)%.

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

On implementation of FIN No. 48, the Company reviewed prior year tax filings and other corporate records for any uncertain tax positions in accordance with recognition standards established for which the statute of limitations remained open. The Company’s federal statute of limitation has expired for years prior to 2004 and relevant state statutes vary. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The Company is currently not under any tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended March 31,
	2008	2007
Revenues
Electrical construction	$6,832,183	$7,354,043
Real estate development	492,341	2,454,432

Total revenues	7,324,524	9,808,475

Operating expenses
Electrical construction	6,575,320	7,544,917
Real estate development	642,748	1,896,303
Corporate	731,845	838,870

Total operating expenses	7,949,913	10,280,090

Operating income (loss)
Electrical construction	256,863	(190,874)
Real estate development	(150,407)	558,129
Corporate	(731,845)	(838,870)

Total operating loss	(625,389)	(471,615)

Other income (expense), net
Electrical construction	(43,056)	(34,909)
Real estate development	(59,724)	—
Corporate	11,982	25,745

Total other income (expense), net	(90,798)	(9,164)

Net income (loss) before taxes
Electrical construction	213,807	(225,783)
Real estate development	(210,131)	558,129
Corporate	(719,863)	(813,125)

Total net loss before taxes	$(716,187)	$(480,779)

Operating loss is total operating revenue less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth identifiable assets by segment as of the dates indicated:

	March 31, 2008	December 31, 2007
Identifiable assets
Electrical construction	$20,171,823	$19,844,016
Real estate development	8,844,356	9,356,294
Corporate	3,173,383	3,489,869
Discontinued operations	176,827	176,827

Total	$32,366,389	$32,867,006

A significant portion of the Company’s electrical construction revenue has historically been derived from two or three utility customers each year. For the quarter ended March 31, 2008 and the quarter ended March 31, 2007, the three largest customers accounted for 55% and 51%, respectively, of the Company’s total revenue. The real estate development operations did not have sales from any one customer that exceeded 10% of total sales for the quarters ended March 31, 2008 and 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; adverse weather; our ability to estimate accurately with respect to fixed price construction contracts; heightened competition in the electrical construction field, including intensification of price competition; and the availability of skilled construction labor. Factors that may affect the results of our real estate development operations include, among others: interest rates; ability to obtain necessary permits from regulatory agencies; adverse legislation or regulations; ability to acquire land; our ability to maintain or increase historical revenues and profit margins; our ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; availability of labor and materials and material increases in labor and material costs; ability to obtain additional construction financing; increases in interest rates and availability of mortgage financing; increases in construction and homeowner insurance and the availability of insurance; the level of consumer confidence; the negative impact of claims for contract rescission or cancellation by unit purchasers due to various factors including the increase in the cost of condominium insurance; adverse weather; natural disasters; changes in generally accepted accounting principles; the continued weakness in the Florida condominium market and general economic conditions, both nationally and in our region. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a leading provider of electrical construction services in the southeastern United States and a developer of condominiums on the east coast of Florida. Through our subsidiary, Southeast Power Corporation, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power is based in Titusville, Florida, and performs electrical contracting services in the southeastern and mid-Atlantic regions of the United States.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, in the year ended December 31, 2007, five of our customers accounted for approximately 72% of our consolidated revenue. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenues, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Over the past several years we have developed five condominium projects. Our current project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which sixteen units have been sold as of March 31, 2008. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

As of March 31, 2008, in addition to the seventeen remaining units of Phase I of Pineapple House, we own vacant property on which we plan to build two condominium buildings, which will comprise Phase II and Phase III of the Pineapple House project. Although we have delayed the sales and construction of new projects, we believe the real estate market in our area will ultimately improve and we will resume our plans for this vacant property. However, we can provide no assurance about the real estate market or our future plans. Additionally, we have three units in Oak Park, located in Cape Canaveral, Florida, in inventory. Oak Park was completed in the third quarter of 2006.

Looking forward with respect to our real estate development operations, we continue to see weak, and perhaps deteriorating, market conditions, which may continue to have an adverse impact on the sales and pricing of our condominium units, the commencement and development of new projects (including a delay in the commencement of Phase II of the Pineapple House project) and on the results of our real estate development operations. We cannot predict whether the Florida condominium market will improve, or when any such improvement may take place. However, we have completed the first phase of the Pineapple House project on budget and in a timely manner, and we believe the project is attractive and of high quality. Furthermore, we will no longer be incurring construction costs with respect to this phase and our share of the maintenance costs on the unsold units is expected to be no more than $100,000 annually.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of March 31, 2008 and 2007 were $73,000 and $10,000, respectively. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

For 2007, all revenue associated with real estate development projects that meet the criteria specified by SFAS 66, “Accounting for Sales of Real Estate,” was recognized using the percentage-of-completion method. Prior to January 1, 2008, under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, consideration is given to the requirements of state laws, the condominium contract and the terms of the financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price and (6) sales proceeds and costs can be reasonably estimated. We determine that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation and the building foundation is complete.

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 requires that in addition to all the requirements noted above, condominium sales must also meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property or (2) increase the minimum initial investment by an equivalent aggregate amount. EITF No. 06-8 is effective for our current fiscal year. The effect of this EITF was not material to our consolidated financial statements, as there are no projects currently under construction. If we are unable to meet the requirements of EITF No. 06-8 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met. See note 1 to the consolidated financial statements.

We believe that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during the three month periods ended March 31, 2008 and 2007. The timing of revenue and expense recognition using the percentage of completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenues and expenses recognized in prior periods are adjusted in the period of default.

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

As of March 31, 2008, our deferred tax assets were largely comprised of an AMT credit carryforward and inventory adjustments as condominium units are sold. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize the AMT credit carryforward, which has no expiration date, and recognize the inventory adjustments as condominium units are sold. Therefore, we have not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $3.1 million.

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

As of March 31, 2008, the cumulative net expense was $61,000 (within discontinued operations), which represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report, the anticipated professional fees associated through the completed remediation all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of March 31, 2008, we have recorded a reserve balance for future applicable costs of $183,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended March 31 as indicated:

	2008	2007
Electrical construction
Revenue	$6,832,183	$7,354,043
Operating expenses
Cost of goods sold	5,634,741	6,801,704
Depreciation	811,447	696,598
SG&A	125,515	48,177
Other general income	3,617	(1,562)

Total operating expenses	6,575,320	7,544,917

Operating income (loss)	$256,863	$(190,874)

Real estate development
Revenue	$492,341	$2,454,432
Operating expenses
Cost of goods sold	476,983	1,693,925
Depreciation	5,932	6,445
SG&A	159,833	195,933

Total operating expenses	642,748	1,896,303

Operating (loss) income	$(150,407)	$558,129

Continuing Operations

Revenues

Total revenues in the three months ended March 31, 2008 decreased by 25.3% to $7.3 million, compared to $9.8 million in the three months ended March 31, 2007, primarily caused by the decline in real estate development activities resulting from the current adverse real estate climate.

Electrical construction revenues decreased $522,000, or 7.1%, to $6.8 million for the three months ended March 31, 2008 from $7.4 million for the three months ended March 31, 2007. The decrease in revenue for the three month period ending March 31, 2008, when compared to the same period in 2007 was primarily due to a continued slowdown in demand for our electrical construction services and a reduction in the number of projects in process, resulting from the availability of fewer profitable projects.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of March 31, 2008, the electrical construction operation’s backlog was approximately $12.2 million, which included approximately $2.0 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $10.2 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 49% to be completed within the current fiscal year. This compares to a backlog of $7.4 million at March 31, 2007, of which approximately $6.3 million represented backlog from fixed price contracts and approximately $1.1 million represented service agreement backlog.

Real estate construction revenues decreased by 79.9% to $492,000 for the three months ended March 31, 2008 from $2.5 million for the like period in 2007. The decrease in revenues for the three months ended March 31, 2008, compared to 2007, was mainly due to the fact that we had no projects under construction during the quarter ended March 31, 2008. In the quarter ended March 31, 2008, we closed on the sale of one Pineapple House condominium unit. In the quarter ended March 31, 2007, we recognized revenue under the percentage-of-completion method on 21 units under contract for sale (a portion of which was reversed in the second quarter of 2007).

As of March 31, 2008, our real estate development operation had no backlog.

Our Pineapple House project began recognizing revenue during the first quarter of 2006 and was approximately 90% complete as of March 31, 2007.

Operating Results

Total operating loss increased to $625,000 for the three months ended March 31, 2008, compared to $472,000 for the like period in 2007. Electrical construction operations had operating income of $257,000 during the three months ended March 31, 2008, compared to an operating loss of $191,000 during the three months ended March 31, 2007, an increase of $448,000. Operating margins on electrical construction operations increased to 3.8% for the three months ended March 31, 2008, from (2.6)% for the three months ended March 31, 2007. The increase in operating margins for the three month period ended March 31, 2008 was largely the result of improved productivity on several jobs in the current period compared to the prior year period.

Real estate development operations had an operating loss of $150,000 in the three months ended March 31, 2008, compared to operating income of $558,000 in the three months ended March 31, 2007, a decrease of $709,000. Operating margins decreased to (30.6)% for the three months ended March 31, 2008 from 22.7% for the three months ended March 31, 2007. Operating margins from real estate development operations vary due to the type and number of units under construction or available for sale at any given time. The difference in operating margins for the three months ended March 31, 2008, is due to the current period reflecting a single unit sale at a reduced price compared to the prior period, which reflected revenue recognition on 21 units at Pineapple House under contract for sale using the percentage-of-completion method.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased 22.7% to $7.9 million in the three months ended March 31, 2008, from $10.3 million in the three months ended March 31, 2007.

Electrical construction cost of goods sold decreased to $5.6 million in the three months ended March 31, 2008, from $6.8 million in the three months ended March 31, 2007, a decrease of $1.2 million. The decrease in costs reflects the improvement in productivity on several jobs in the current period.

Real estate development cost of goods sold decreased to $477,000 in the three months ended March 31, 2008, from $1.7 million in the three months ended March 31, 2007. In the current quarter, the cost of good sold relates primarily to the cost of the one condominium unit sold in the quarter. In the prior year quarter, the cost of good sold includes the costs recognized on the percentage of completion on 21 condominium units under contract for sale. The decrease in costs reflects the completion of construction activity related to our Pineapple House development in 2007 and no projects currently being under construction.

The following table sets forth the depreciation and amortization expense for each respective segment for the three months ended March 31 as indicated:

	2008	2007
Electrical construction	$811,447	$696,598
Real estate development	5,932	6,445
Corporate	38,194	39,304

Total	$855,573	$742,347

The depreciation and amortization expense was $856,000 in the three months ended March 31, 2008, compared to $742,000 in the three months ended March 31, 2007, an increase of 15.3%. The increase in depreciation expense is mainly due to an increase in capital expenditures in 2007 and 2006, primarily within the electrical construction segment.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the three months ended March 31 as indicated:

	2008	2007
Electrical construction	$125,515	$48,177
Real estate development	159,833	195,933
Corporate	693,651	806,861

Total	$978,999	$1,050,971

The SG&A expenses were $979,000 in the three months ended March 31, 2008, compared to $1.1 million in the three months ended March 31, 2007, a decrease of 6.8%. The decrease in SG&A expenses is mainly due to a decrease in professional services of $62,000, primarily within the corporate segment. As a percentage of revenues, SG&A expenses increased to 13.4% for the three months ended March 31, 2008 from 10.7% in the three months ended March 31, 2007, due primarily to the decrease in revenues in the current quarter.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:

	2008	2007
Income tax benefit	$(245,743)	$(133,768)
Effective income tax rate benefit	(34.3)%	(27.8)%

Our expected tax rate for the year ending December 31, 2008, which was calculated based on the estimated annual operating results for the year, is (34.3)%, which is essentially the same as the statutory rate (benefit) of (34.0)%.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of March 31, 2008, we had cash and cash equivalents of $4.3 million and working capital of $12.7 million, as compared to cash and cash equivalents of $4.0 million and working capital of $13.8 million as of December 31, 2007. In addition, we have $3.0 million in unused revolving lines of credit as of March 31, 2008. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Summary

Net cash flows for each of the three month periods ended March 31 were as follows:

	2008	2007
Net cash provided by (used in) operating activities	$1,727,692	$(5,579,337)
Net cash used in investing activities	(738,005)	(1,532,723)
Net cash (used in) provided by financing activities	(697,399)	5,804,346

Net increase (decrease) in cash and cash equivalents	$292,288	$(1,307,714)

Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash provided by our operating activities totaled $1.7 million in the three months ended March 31, 2008, compared to cash used of $5.6 million from operating activities for the same period in 2007. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

The change in net cash provided by (used in) operating activities in the current period compared to the prior year period is primarily due to the decrease in cash used within the real estate segment in the current period, as Pineapple House is completed and no new project has been started.

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

For both the quarters ended March 31, 2008 and 2007, our DSO for accounts receivable was 67, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 22 and 34, respectively. As of April 30, 2008, we have received approximately 72.7% of our March 31, 2008 outstanding trade accounts receivable balance. In addition as of April 30, 2008, we have invoiced our customers for approximately 72.2% of the balance in costs and estimated earnings in excess of billings as of March 31, 2008.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2008 was $738,000, compared to $1.5 million for the same period in 2007. Our investing activities for both the current quarter and the same period in the prior year consist primarily of capital expenditures, partially offset by proceeds from the sale of property and equipment. These purchases are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2008 was $697,000, compared to cash provided by of $5.8 million during the same period in 2007. Our financing activities for the current quarter consist of repayments on notes payable of $674,000 and repayments on capital leases of $83,000, partially offset by proceeds from notes payable of $60,000. Our financing activities for the prior year quarter consisted of borrowings made within the real estate segment of $4.0 million used for the development of Pineapple House and borrowing under our equipment note payable of $2.1 million used for capital expenditures by the electrical construction segment. These borrowings were partially offset by loan repayments of $217,000 and repayments on the capital lease obligations of $77,000. See note 4 to the consolidated financial statements for more information regarding these borrowings.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, and our independent registered public accounting firm will be required to audit the effectiveness of internal control over financial reporting as of December 31, 2008. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report.

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the EPA regarding the Anderson-Calhoun mine/mill site in note 5 to the consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on May 31, 2007, permits the purchase of up to 3,500,000 shares until September 30, 2008. We did not purchase any of our Common Stock during the three months ended March 31, 2008 or 2007. As of March 31, 2008, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

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

Dated: May 13, 2008	THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)