Form 10-Q
period 2008-06-30
GOLDFIELD CORP
filed 2008-08-13
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares the Registrant’s Common Stock outstanding as of August 8, 2008 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$5,554,188	$3,984,613
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $27,078 as of June 30, 2008 and $0 as of December 31, 2007	2,591,672	5,881,430
Remediation insurance receivable	171,895	176,827
Current portion of notes receivable	58,608	49,108
Construction inventory	—	2,218
Real estate inventory	6,923,038	7,788,739
Costs and estimated earnings in excess of billings on uncompleted contracts	937,084	1,658,712
Deferred income taxes	494,130	539,100
Income taxes recoverable	1,162,095	551,236
Prepaid expenses	1,004,344	823,294
Other current assets	18,743	20,239

Total current assets	18,915,797	21,475,516

Property, buildings and equipment, at cost, net of accumulated depreciation of $17,167,387 as of June 30, 2008 and $15,643,161 as of December 31, 2007	8,915,341	9,803,794
Notes receivable, less current portion	322,862	352,305

Deferred charges and other assets
Land and land development costs	710,495	710,495
Cash surrender value of life insurance	325,908	337,283
Other assets	505,474	187,613

Total deferred charges and other assets	1,541,877	1,235,391

Total assets	$29,695,877	$32,867,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,186,789	$1,984,352
Current portion of notes payable	4,860,598	5,202,466
Current portion of capital leases	307,384	315,619
Reserve for remediation	150,611	198,850

Total current liabilities	6,505,382	7,701,287
Deferred income taxes	258,500	346,200
Other accrued liabilities	28,214	26,894
Notes payable, less current portion	1,595,479	2,184,932
Capital leases, less current portion	422,572	579,357

Total liabilities	8,810,147	10,838,670

Commitments and contingencies
Minority interest	14,431	3,361
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	916,426	2,070,102
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	20,871,299	22,024,975

Total liabilities and stockholders’ equity	$29,695,877	$32,867,006

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Electrical construction	$5,116,938	$6,658,079	$11,949,121	$14,012,121
Real estate development	491,686	(5,249,312)	984,027	(2,794,879)

Total revenues	5,608,624	1,408,767	12,933,148	11,217,242

Costs and expenses
Electrical construction	4,414,405	4,946,406	10,049,145	11,748,110
Real estate development	452,119	(3,470,151)	929,103	(1,776,226)
Selling, general and administrative	830,418	606,362	1,809,417	1,657,333
Depreciation	852,918	765,770	1,708,490	1,508,118
Write down of inventory	36,502	—	36,502	—
Provision for doubtful accounts	27,078	—	27,078	—
Loss (gain) on sale of assets	3,311	(1,436)	6,928	(10,294)

Total costs and expenses	6,616,751	2,846,951	14,566,663	13,127,041

Total operating loss	(1,008,127)	(1,438,184)	(1,633,515)	(1,909,799)

Other income (expense), net
Interest income	21,611	51,554	52,096	112,886
Interest expense, net of amount capitalized	(99,045)	(99,060)	(224,089)	(178,705)
Other	8,997	(627)	15,953	8,522
Minority interest	(7,875)	—	(11,070)	—

Total other expense, net	(76,312)	(48,133)	(167,110)	(57,297)

Loss from continuing operations before income taxes	(1,084,439)	(1,486,317)	(1,800,625)	(1,967,096)

Income tax benefit	(401,206)	(364,815)	(646,949)	(498,583)

Net loss	$(683,233)	$(1,121,502)	$(1,153,676)	$(1,468,513)

Loss per share of common stock – basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss from continuing operations	$(1,153,676)	$(1,468,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,708,490	1,508,118
Write down of inventory	36,502	—
Provision for doubtful accounts	27,078	—
Loss (gain) on sale of assets	6,928	(10,294)
Deferred income taxes	(42,730)	(153,100)
Minority interest	11,070	—
Changes in operating assets and liabilities
Accounts receivable and accrued billings	3,262,680	761,290
Contracts receivable	—	7,344,309
Construction inventory	2,218	216,989
Real estate inventory	829,199	(9,704,867)
Costs and estimated earnings in excess of billings on uncompleted contracts	721,628	(114,526)
Residential properties under construction	—	3,784,165
Income taxes recoverable	(610,859)	(344,512)
Prepaid expenses and other assets	(497,415)	(1,143,191)
Accounts payable and accrued liabilities	(796,243)	(2,490,186)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(24,444)

Net cash provided by (used in) operating activities of continuing operations	3,504,870	(1,838,762)
Net cash used in operating activities of discontinued operations	(43,307)	(17,923)

Net cash provided by (used in) operating activities	3,461,563	(1,856,685)

Cash flows from investing activities
Proceeds from the disposal of property and equipment	31,576	91,981
Proceeds from notes receivable	19,943	23,620
Purchases of property and equipment	(858,541)	(2,958,071)
Cash surrender value of life insurance	11,375	(4,768)

Net cash used in investing activities of continuing operations	(795,647)	(2,847,238)

Cash flows from financing activities
Proceeds from notes payable	403,420	7,058,113
Repayments on notes payable	(1,334,741)	(4,452,173)
Repayments on capital leases	(165,020)	(155,426)

Net cash (used in) provided by financing activities of continuing operations	(1,096,341)	2,450,514

Net increase (decrease) in cash and cash equivalents	1,569,575	(2,253,409)
Cash and cash equivalents at beginning of period	3,984,613	6,801,600

Cash and cash equivalents at end of period	$5,554,188	$4,548,191

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$114,000	$166,373
Income taxes paid	6,640	—
Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	—	33,052

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), “Business Combinations.” SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve financial statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS No. 141R to have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” which became effective for the Company on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its existing financial instruments on the effective date and has not determined whether or not it will elect this option for any eligible financial instruments it acquires in the future.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB approved a deferral of the provisions of SFAS No. 157 relating to nonfinancial assets and liabilities, delaying implementation by the Company until January 1, 2009. SFAS No. 157 has not had a material affect on how the Company determines fair value and is not expected to have one in the future.

Reclassifications

Certain amounts previously reflected in the prior period consolidated statement of operations have been reclassified to conform to the Company’s 2008 presentation. The income from non-refundable earnest money deposits recognized when buyers defaulted on their Pineapple House contracts was previously recorded as other income. Upon further review, management determined that this income should be included in real estate development revenues. This reclassification had no effect on the previously reported loss from continuing operations before income taxes, but changed the previously reported total revenues and total operating loss for both the three and six months ended June 30, 2007.

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

Note 2 – Contracts Receivable

Contracts receivable represents the amount of revenues recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of both June 30, 2008 and December 31, 2007, there were no outstanding contracts receivable. As of June 30, 2008 and December 31, 2007, $0 and $25,000, respectively, of non-refundable earnest money deposits were held by a third party for the Pineapple House project.

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

Real estate inventory, which consists of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. As of June 30, 2008, the Company had 16 completed condominium units held for sale within the Pineapple House project compared to 18 at December 31, 2007. In addition, as of both June 30, 2008 and December 31, 2007, the Company had three completed condominium units held for sale within its Oak Park project.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” real estate inventory considered held for sale is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. Due to the continued deterioration in the national and local housing market, management determined in June that it was necessary to reduce the selling prices for the remaining Oak Park condominium units, which resulted in an adjustment to the carrying value of these units. For the three and six months ended June 30, 2008, the Company recorded a write down of $37,000 related to the Oak Park condominium units held for sale.

Note 4 – Notes Payable

As of June 30, 2008, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”), have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan terms include interest payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (4.26% and 7.04% as of June 30, 2008 and December 31, 2007, respectively). The Working Capital Loan is due and payable on November 26, 2008, unless extended by the Bank at its discretion. As of June 30, 2008 and December 31, 2007, there were no borrowings outstanding under the Working Capital Loan.

As of June 30, 2008, the Company, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank, are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (4.31% and 7.09% as of June 30, 2008 and December 31, 2007, respectively). The maturity date of the Pineapple House Mortgage is November 18, 2008, unless extended by the Bank at its discretion. At the Bank’s option, the loan may be extended for two eighteen-month periods upon payment of a fee to the Bank in connection with each extension. These extensions do not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $3.8 million and $4.3 million as of June 30, 2008 and December 31, 2007, respectively. The loan is secured by a Mortgage and Security Agreement.

As of June 30, 2008, the Company, Southeast Power, and the Bank, are parties to a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company guaranteed Southeast Power’s obligations under the loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (4.26% and 7.04% as of June 30, 2008 and December 31, 2007, respectively). The maturity date of the loan is December 13, 2010. Southeast Power made monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and for the remaining term of the loan Southeast Power is required to pay monthly installments of principal and interest of $94,605. Borrowings outstanding under this loan agreement were $2.6 million and $3.1 million as of June 30, 2008 and December 31, 2007, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants, all of which the Company was in compliance with as of June 30, 2008.

Interest costs related to the construction of condominiums are capitalized. During the three and six month periods ended June 30, 2008, the Company had no capitalized interest costs. During the three and six month periods ended June 30, 2007, the Company capitalized interest costs of $211,000 and $384,000, respectively.

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

The EE/CA Report, following cost estimation procedures applicable to EE/CA documents, estimates that the net present value of the proposed removal action is $1.5 million. This figure includes amounts for contingencies and is based on currently available information, certain assumptions and estimates. In light of the Company’s limited role in the creation of the wastes that are the primary focus of the removal action, the Company believes that the other PRPs, particularly Blue Tee Corporation (successor to American Zinc), will be liable for most of the cleanup costs, as they were directly responsible for all on-site ore processing activities and wastes. However, there can be no assurance as to the scope of the Company’s share of liability for cleanup costs.

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

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the six months ended June 30, 2008 and 2007, the Company was reimbursed $4,000 and $57,000, respectively. As of June 30, 2008, the Company has received $363,000 from Insurer No. 1, which represents 78% of the Company’s insurable costs incurred from the inception of this matter through June 30, 2008. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the six months ended June 30, 2008 and 2007, the Company was reimbursed $1,000. As of June 30, 2008, the Company has received $95,000, from Insurer No. 2, which represents 20% of the Company’s insurable costs incurred from the inception of this matter through June 30, 2008. As of June 30, 2008 and December 31, 2007, the balance of the receivable for estimated future insurance reimbursements was $172,000 and $177,000, respectively. The Company will record any change to the estimated insurance reimbursements as a change to the net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. There was no change in the provision for both the three months and the six months ended June 30, 2008 and 2007. As of June 30, 2008, the cumulative net expense was $61,000. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report and the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of June 30, 2008, the Company has recorded a reserve balance for future professional fees, remediation procedures and other applicable costs of $151,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	June 30, 2008	December 31, 2007
Remediation insurance receivable	$171,895	$176,827

Reserve for remediation	$150,611	$198,850

Note 6 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2008, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to $16.2 million.

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

As of June 30, 2008 and December 31, 2007, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for both the three and six months ended June 30, 2008 and June 30, 2007, respectively.

Note 8 – Income Taxes

As of June 30, 2008, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $512,000, which are available to reduce future federal income taxes over an indefinite period. The net deferred tax asset decreased to $494,000 as of June 30, 2008 from $539,000 as of December 31, 2007, primarily due to accrued warranty costs recognized, for tax purposes, when paid. The net deferred tax liability decreased to $259,000 as of June 30, 2008 from $346,000 as of December 31, 2007 due to book versus tax depreciation recognition.

In addition, as of June 30, 2008, the Company’s deferred tax assets were largely comprised of an AMT credit carryforward and inventory adjustments as condominium units are sold. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the AMT credit carryforward, which has no expiration date, and recognize the inventory adjustments as condominium units are sold. Therefore, the Company has not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax asset is approximately $2.9 million.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the periods as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income tax benefit	$(401,206)	$(364,815)	$(646,949)	$(498,583)
Effective income tax rate	(37.0)%	(24.5)%	(35.9)%	(25.3)%

The Company’s expected tax rate for the year ending December 31, 2008, which was calculated based on the estimated annual operating results for the year, is (35.9)%. The effective tax rate differs from the federal statutory rate of (34%) for the three and six months ended June 30, 2008 primarily due to state income taxes.

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

On implementation of FIN No. 48, the Company reviewed prior year tax filings and other corporate records for any uncertain tax positions in accordance with recognition standards established for which the statute of limitations remained open. The Company’s federal statute of limitation has expired for years prior to 2004 and relevant state statutes vary. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The Company is currently not under any tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved. Unrecognized tax benefits were $40,000 as of both June 30, 2008 and December 31, 2007.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Electrical construction	$5,116,938	$6,658,079	$11,949,121	$14,012,121
Real estate development	491,686	(5,249,312)	984,027	(2,794,879)

Total revenues	5,608,624	1,408,767	12,933,148	11,217,242

Operating expenses
Electrical construction	5,307,557	5,783,223	11,882,877	13,328,139
Real estate development	651,055	(3,611,107)	1,293,803	(1,714,804)
Corporate	658,139	674,835	1,389,983	1,513,706

Total operating expenses	6,616,751	2,846,951	14,566,663	13,127,041

Operating income (loss)
Electrical construction	(190,619)	874,856	66,244	683,982
Real estate development	(159,369)	(1,638,205)	(309,776)	(1,080,075)
Corporate	(658,139)	(674,835)	(1,389,983)	(1,513,706)

Total operating loss	(1,008,127)	(1,438,184)	(1,633,515)	(1,909,799)

Other income (expense), net
Electrical construction	(30,693)	(83,348)	(73,749)	(118,257)
Real estate development	(53,367)	—	(113,090)	—
Corporate	7,748	35,215	19,729	60,960

Total other expense, net	(76,312)	(48,133)	(167,110)	(57,297)

Net income (loss) before taxes
Electrical construction	(221,312)	791,508	(7,505)	565,725
Real estate development	(212,736)	(1,638,205)	(422,866)	(1,080,075)
Corporate	(650,391)	(639,620)	(1,370,254)	(1,452,746)

Total net loss before taxes	$(1,084,439)	$(1,486,317)	$(1,800,625)	$(1,967,096)

Operating loss is total operating revenues less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth identifiable assets by segment as of the dates indicated:

	June 30, 2008	December 31, 2007
Identifiable assets
Electrical construction	$17,301,320	$19,844,016
Real estate development	8,292,220	9,356,294
Corporate	3,930,442	3,489,869
Discontinued operations	171,895	176,827

Total	$29,695,877	$32,867,006

A significant portion of the Company’s electrical construction revenues has historically been derived from two or three utility customers each year. For the three months ended June 30, 2008 and June 30, 2007, the three largest customers accounted for 62% and 63%, respectively, of the Company’s electrical construction revenues. For the six months ended June 30, 2008 and June 30, 2007, the four largest customers accounted for 60% and 68%, respectively, of the Company’s electrical construction revenues. The real estate development operations did not have revenues from any one customer that exceeded 10% of total revenues for the three months or six months ended June 30, 2008 and 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the level of consumer confidence; the continued weakness in the Florida condominium market; our ability to obtain necessary permits from regulatory agencies; our ability to acquire land; our ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; increases in interest rates and availability of mortgage financing to our buyers; increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather; natural disasters; changes in generally accepted accounting principles; our ability to maintain or increase historical revenues and profit margins; and general economic conditions, both nationally and in our region; adverse legislation or regulations; the availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a leading provider of electrical construction services in the southeastern United States and a developer of condominiums on the east coast of Florida. Through our subsidiary, Southeast Power Corporation, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power is based in Titusville, Florida, and performs electrical contracting services in the southeastern and mid-Atlantic regions of the United States. As previously announced, we have been awarded jobs in central Colorado and northern Texas, which represent an important initial step in implementing our plans to expand our customer and geographic base into the western United States.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenues is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenues in any given year. For example, in the year ended December 31, 2007, five of our customers accounted for approximately 72% of our consolidated revenues. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenues, margins and profits which could be material. To moderate the effects of these factors, we focus on the elements of our business that we can control, including excellent customer service, safety and employee development. There are a limited number of skilled workers who can perform the type of work in which we are engaged. When we experience a slow down in demand, particularly one that we expect to be short term, we are hesitant to reduce our work force unnecessarily, as we have, historically, found it difficult to re-build our work force following a reduction.

We are currently experiencing a slow down in demand for our services and in early June 2008, we reduced our electrical construction work force by approximately 14%. However, prior to this reduction we had placed additional work crews on several existing jobs in an effort to avoid such a reduction. Historically, we have found that moving work crews in the middle of a job and adding additional crews to a job do not improve the productivity on that job and this was the effect in the current period. On June 30, 2008, we announced that we had been awarded new electrical construction contracts aggregating $12.5 million. Although we expect work to remain slow throughout the summer, we are encouraged by this growth in new business and new territories.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Over the past several years we have developed five condominium projects. Our current project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units, of which seventeen units have been sold as of June 30, 2008. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

As of June 30, 2008, in addition to the sixteen remaining units of Phase I of Pineapple House, we own vacant property on which we plan to build two condominium buildings, which will comprise Phase II and Phase III of the Pineapple House project. Although we have delayed the sales and construction of new projects, we believe the real estate market in our area will ultimately improve and we will resume our plans for this vacant property. However, we can provide no assurance about the real estate market or our future plans. Additionally, we have three units in inventory in our Oak Park development, located in Cape Canaveral, Florida, in inventory. Oak Park was completed in the third quarter of 2006. As the market has continued to stagnate, we determined in June it was necessary to reduce the selling prices for the remaining Oak Park condominium units, which resulted in an adjustment in the carrying value of these units. For the three and six months ended June 30, 2008, we recorded a write down of $37,000 related to the Oak Park condominium units held for sale.

Looking forward with respect to our real estate development operations, we continue to see weak, and perhaps deteriorating, market conditions, which may continue to have an adverse impact on the sales and pricing of our condominium units, the commencement and development of new projects (including a delay in the commencement of future phases of the Pineapple House project) and on the results of our real estate development operations. We cannot predict whether the Florida condominium market will improve, or when any such improvement may take place. However, we have completed the first phase of the Pineapple House project on budget and in a timely manner, and we believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the maintenance costs on the unsold units is expected to be no more than $100,000 annually.

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

Percentage of Completion – Electrical Construction Segment

We recognize revenues from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total costs incurred to date in proportion to total estimated costs to complete the contract. Total estimated costs, and thus contract income, are impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.

The accuracy of our revenues and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of June 30, 2008 and December 31, 2007 were $64,000 and $0, respectively. Revenues from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

For 2007, all revenues associated with real estate development projects that meet the criteria specified by SFAS 66, “Accounting for Sales of Real Estate,” were recognized using the percentage-of-completion method. Prior to January 1, 2008, under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, consideration is given to the requirements of state laws, the condominium contract and the terms of the financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price and (6) sales proceeds and costs can be reasonably estimated. We determine that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation and the building foundation is complete.

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 requires that in addition to all the requirements noted above, condominium sales must also meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property or (2) increase the minimum initial investment by an equivalent aggregate amount. EITF No. 06-8 is effective for our current fiscal year. The effect of EITF No. 06-08 was not material to our consolidated financial statements, as there are no projects currently under construction. If we are unable to meet the requirements of EITF No. 06-8 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met. See note 1 to the consolidated financial statements.

We believe that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no accrued contract losses as of June 30, 2008 or December 31, 2007. The timing of revenue and expense recognition using the percentage of completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenues and expenses recognized in prior periods are adjusted in the period of default.

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

We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. If we determine that we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we subsequently determine that we would be able to realize deferred tax assets in excess of our net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period that such determination was made.

As of June 30, 2008, our deferred tax assets were largely comprised of an AMT credit carryforward and inventory adjustments as condominium units are sold. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize the AMT credit carryforward, which has no expiration date, and recognize the inventory adjustments as condominium units are sold. Therefore, we have not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $2.9 million.

Provision for Remediation

In September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine that we formerly owned. See note 5 to the consolidated financial statements for a discussion of this matter.

It is impossible at this stage to estimate the total costs of the remediation at the Anderson-Calhoun Mine/Mill Site or our share of liability for those costs due to various factors, including incomplete information regarding the Site and the other PRPs, uncertainty regarding the extent of actual remediation costs and our equitable share of liability for the contamination.

As of June 30, 2008, the cumulative net expense was $61,000 (within discontinued operations), which represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report, the anticipated professional fees estimated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of June 30, 2008, we have recorded a reserve balance for future applicable costs of $151,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the six months ended June 30 as indicated:

	2008	2007
Electrical construction
Revenues	$11,949,121	$14,012,121
Operating expenses
Cost of goods sold	10,049,145	11,748,110
SG&A	179,693	161,528
Depreciation	1,620,033	1,421,500
Provision for doubtful accounts	27,078	—
Loss (gain) on sale of assets	6,928	(2,999)

Total operating expenses	11,882,877	13,328,139

Operating income	$66,244	$683,982

Real estate development
Revenues	$984,027	$(2,794,879)
Operating expenses
Cost of goods sold	929,103	(1,776,226)
SG&A	316,199	48,532
Depreciation	11,999	12,890
Write down of inventory	36,502	—

Total operating expenses	1,293,803	(1,714,804)

Operating loss	$(309,776)	$(1,080,075)

Continuing Operations

Revenues

Total revenues for the six months ended June 30, 2008 increased by 15.3% to $12.9 million, compared to $11.2 million for the six months ended June 30, 2007, reflecting increased revenues in our real estate development segment offset by lower revenues in our electrical construction segment.

Electrical construction revenues decreased $2.1 million, or 14.7%, to $11.9 million for the six months ended June 30, 2008 from $14.0 million for the six months ended June 30, 2007. The decrease in revenues for the six months ended June 30, 2008 was primarily due to a continued slowdown in demand for our electrical construction services and a reduction in the number and size of projects in process, resulting from the availability of fewer projects as core utility customers reduced spending in the current period.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of June 30, 2008, the electrical construction operation’s backlog was approximately $19.8 million, which included $5.5 million from fixed price contracts for which revenue is recognized using percentage-of-completion and $14.2 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect 44% to be completed within the current fiscal year. This compares to a backlog of $11.9 million at June 30, 2007, of which $9.7 million represented backlog from fixed price contracts and $2.2 million represented backlog from service agreement contracts.

Real estate construction revenues changed to $984,000 for the six months ended June 30, 2008 from $(2.8 million) for the like period in 2007. The change in revenues for the six months ended June 30, 2008, was mainly due to the prior year reversal of previously recognized revenues on the Pineapple House project upon the notification from buyers of their intent to default on their contracts. In the six months ended June 30, 2008, we recognized revenues on the sale of two units in the Pineapple House project.

As of June 30, 2008, our real estate development operation had no backlog.

Operating Results

Total operating loss decreased to $1.6 million for the six months ended June 30, 2008, compared to $1.9 million for the like period in 2007. Electrical construction operations had an operating income of $66,000 during the six months ended June 30, 2008, compared to an operating income of $684,000 during the six months ended June 30, 2007. Operating margins on electrical construction operations decreased to 0.6% for the six months ended June 30, 2008 from 4.9% for the six months ended June 30, 2007. As previously noted, there are a limited number of skilled workers who can perform electrical construction services and we are hesitant to reduce our workforce as a short term cost cutting measure due to the difficulties we would subsequently incur to restore our work force with appropriately skilled employees. The decrease in operating margins for the six months ended June 30, 2008 was largely a result of lost productivity resulting from additional work crews being assigned to available jobs in an attempt to maintain our work force through the current slow down. In addition, operating margins were reduced by the impact of lower revenues on direct overhead costs and a 14.0% increase in depreciation expense. As a percentage of electrical construction revenues, depreciation expense increased to 13.6% for the six months ended June 30, 2008 from 10.1% for the six months ended June 30, 2007.

Real estate development operations had an operating loss of $310,000 for the six months ended June 30, 2008, compared to an operating loss of $1.1 million for the six months ended June 30, 2007, an improvement of $770,000. The operating loss for the six months ended June 30, 2008, reflects the continuing slow down in the Florida real estate market and the write down of the Oak Park inventory to estimated fair value, which is a direct result of the difficult market.

Costs and Expenses

Total costs and expenses, and the components thereof, increased 11.0% to $14.6 million for the six months ended June 30, 2008 from $13.1 million for the six months ended June 30, 2007.

Electrical construction cost of goods sold decreased to $10.0 million for the six months ended June 30, 2008 from $11.8 million for the six months ended June 30, 2007, a decrease of 14.5%. The decrease in costs reflects the lower level of construction activities.

Real estate development cost of goods sold increased to $929,000 for the six months ended June 30, 2008 from $(1.8 million) for the six months ended June 30, 2007. The current period costs reflect costs associated with the sale of units in the Pineapple House project. In the prior year period the negative cost of sales is due to the reversal of previously recognized costs associated with the reversal of revenues due to buyer defaults on condominium purchases in the Pineapple House development.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the six months ended June 30 as indicated:

	2008	2007
Electrical construction	$179,693	$161,528
Real estate development	316,199	48,532
Corporate	1,313,525	1,447,273

Total	$1,809,417	$1,657,333

For the six months ended June 30, 2008, total SG&A expenses increased 9.2% to $1.8 million compared to $1.7 million for the six months ended June 30, 2007. The increase in the SG&A expense for the six months ended June 30, 2008 is mainly due to an increase in property taxes due to the completion of Pineapple House, and additional carrying costs of both Pineapple House and the related condominium association. These increases were partially offset by a decrease in professional services within the corporate segment. As a percentage of revenues, SG&A expenses decreased to 14.0% for the six months ended June 30, 2008 from 14.8% for the six months ended June 30, 2007, due primarily to the increase in revenues in the current period, particularly the positive revenues in the real estate development segment.

The following table sets forth the depreciation expense for each respective segment for the six months ended June 30 as indicated:

	2008	2007
Electrical construction	$1,620,033	$1,421,500
Real estate development	11,999	12,890
Corporate	76,458	73,728

Total	$1,708,490	$1,508,118

The depreciation expense was $1.7 million for the six months ended June 30, 2008, compared to $1.5 million for the six months ended June 30, 2007, an increase of 13.3%. The increase in depreciation expense is mainly due to an increase in capital expenditures in 2006 and 2007, primarily within the electrical construction segment for equipment upgrades and fleet expansion.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30 as indicated:

	2008	2007
Income tax benefit	$(646,949)	$(498,583)
Effective income tax rate	(35.9)%	(25.3)%

Our expected tax rate for the year ending December 31, 2008, which was calculated based on the estimated annual operating results for the year, is (35.9%). The effective tax rate differs from the federal statutory rate of (34%) for the six months ended June 30, 2008 primarily due to state income taxes.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended June 30 as indicated:

	2008	2007
Electrical construction
Revenues	$5,116,938	$6,658,079
Operating expenses
Cost of goods sold	4,414,405	4,946,406
SG&A	54,177	113,351
Depreciation	808,586	724,902
Provision for doubtful accounts	27,078	—
Loss (gain) on sale of assets	3,311	(1,436)

Total operating expenses	5,307,557	5,783,223

Operating (loss) income	$(190,619)	$874,856

Real estate development
Revenues	$491,686	$(5,249,312)
Operating expenses
Cost of goods sold	452,119	(3,470,151)
SG&A	156,366	(147,401)
Depreciation	6,068	6,445
Write down of inventory	36,502	—

Total operating expenses	651,055	(3,611,107)

Operating loss	$(159,369)	$(1,638,205)

Continuing Operations

Revenues

Total revenues for the three months ended June 30, 2008 increased by $4.2 million to $5.6 million, compared to $1.4 million for the three months ended June 30, 2007. This increase is due primarily to the recognition of revenues in the real estate development segment in the current year compared to the prior year period in which we recorded the reversal of previously recognized revenues on the Pineapple House project upon the notification from buyers of their intent to default on their contracts.

Electrical construction revenues decreased $1.5 million, or 23.1%, to $5.1 million for the three months ended June 30, 2008 from $6.7 million for the three months ended June 30, 2007. The decrease in revenues for the three month period ending June 30, 2008, when compared to the same period in 2007, was primarily due to a continued slowdown in demand for our electrical construction services and a reduction in the number and size of projects in process, resulting from the availability of fewer projects due to reduced spending by our core utility customers in the current period.

Real estate construction revenues changed by $5.7 million to $492,000 for the three months ended June 30, 2008 from $(5.3 million) for the like period in 2007. The change in revenues for the three months ended June 30, 2008, compared to 2007, was mainly due to the fact that we recognized revenues on the sale of one unit in the Pineapple House project in the current quarter, whereas in the prior year quarter we reversed previously recognized revenues on the Pineapple House project upon the notification from buyers of their intent to default on their contracts.

Operating Results

Total operating loss decreased to $1.0 million for the three months ended June 30, 2008, compared to $1.4 million for the like period in 2007. Electrical construction operations had an operating loss of $191,000 during the three months ended June 30, 2008, compared to operating income of $875,000 during the three months ended June 30, 2007, a decrease of $1.1 million. Operating margins on electrical construction operations decreased to (3.7%) for the three months ended June 30, 2008, from 13.1% for the three months ended June 30, 2007. As previously noted, there are a limited number of skilled workers who can perform electrical construction services and we are hesitant to reduce our workforce as a short term cost cutting measure due to the difficulties we would subsequently incur to restore the work force with appropriately skilled employees. The decrease in operating margins for the three months ended June 30, 2008 was largely a result of lost productivity as additional work crews were assigned to available jobs in an attempt to maintain our work force through the current slow down. In addition, operating margins were reduced by the impact of lower revenues on direct overhead costs and an 11.5% increase in depreciation expense. As a percentage of electrical construction revenues, depreciation expense increased to 15.8% for the three months ended June 30, 2008 from 10.9% for the three months ended June 30, 2007.

Real estate development operations had an operating loss of $159,000 for the three months ended June 30, 2008, compared to $1.6 million for the three months ended June 30, 2007, an improvement of $1.5 million. The operating loss for the three months ended June 30, 2008, reflects the continuing slow down in the Florida real estate market.

Costs and Expenses

Total costs and expenses, and the components thereof, increased by $3.8 million to $6.6 million for the three months ended June 30, 2008, from $2.8 million for the three months ended June 30, 2007.

Electrical construction cost of goods sold decreased to $4.4 million for the three months ended June 30, 2008, from $4.9 million for the three months ended June 30, 2007, a decrease of $532,000. The decrease in costs reflects the reduction in revenues in the current period offset by the effect of fixed overhead costs.

Real estate development cost of goods sold increased to $452,000 for the three months ended June 30, 2008, from $(3.5 million) for the three months ended June 30, 2007. In the current quarter, the cost of goods sold relates primarily to the cost of one condominium unit sold in the quarter. In the prior year quarter, the cost of goods sold reflects the reversal of previously recognized revenues on the Pineapple House project upon the notification from buyers of their intent to default on their contracts.

The following table sets forth SG&A expenses for each respective segment for the three months ended June 30 as indicated:

	2008	2007
Electrical construction	$54,177	$113,351
Real estate development	156,366	(147,401)
Corporate	619,875	640,412

Total	$830,418	$606,362

The SG&A expenses were $830,000 for the three months ended June 30, 2008, compared to $606,000 for the three months ended June 30, 2007, an increase of 37.0%. The increase in SG&A expenses is mainly due to the reversal of selling and related expenses associated with Pineapple House in the prior year quarter. As a percentage of revenues, SG&A expenses decreased to 14.8% for the three months ended June 30, 2008 from 43.0% for the three months ended June 30, 2007, due primarily to the increase in revenues in the current quarter.

The following table sets forth the depreciation expense for each respective segment for the three months ended June 30 as indicated:

	2008	2007
Electrical construction	$808,586	$724,902
Real estate development	6,068	6,445
Corporate	38,264	34,423

Total	$852,918	$765,770

Depreciation expense was $853,000 for the three months ended June 30, 2008, compared to $766,000 for the three months ended June 30, 2007, an increase of 11.4%. The increase in depreciation expense is mainly due to an increase in capital expenditures in 2007 and 2006, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30 as indicated:

	2008	2007
Income tax benefit	$(401,206)	$(364,815)
Effective income tax rate	(37.0)%	(24.5)%

The effective tax rate differs from the federal statutory rate of (34%) for the three months ended June 30, 2008 primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of June 30, 2008, we had cash and cash equivalents of $5.6 million and working capital of $12.4 million, as compared to cash and cash equivalents of $4.0 million and working capital of $13.8 million as of December 31, 2007. In addition, we have $3.0 million in an unused revolving line of credit as of June 30, 2008. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Summary

Net cash flows for each of the six month periods ended June 30 were as follows:

	2008	2007
Net cash provided by (used in) operating activities	$3,461,563	$(1,856,685)
Net cash used in investing activities	(795,647)	(2,847,238)
Net cash (used in) provided by financing activities	(1,096,341)	2,450,514

Net increase (decrease) in cash and cash equivalents	$1,569,575	$(2,253,409)

Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash provided by our operating activities totaled $3.5 million in the six months ended June 30, 2008, compared to cash used of $1.9 million from operating activities for the same period in 2007. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

The change in net cash provided by (used in) operating activities in the current period compared to the prior year period is primarily due to the decrease in cash used within the real estate segment in the current period, as Pineapple House is completed and no new project has been started, and a decrease in accounts receivable and accrued billings due to cash collections from customers.

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

For the quarters ended June 30, 2008 and 2007, our DSO for accounts receivable were 46 and 57, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 17 and 34, respectively. As of July 31, 2008, we have received approximately 78.5% of our June 30, 2008 outstanding trade accounts receivable balance. In addition as of July 31, 2008, we have invoiced our customers for approximately 67.3% of the balance in costs and estimated earnings in excess of billings as of June 30, 2008.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2008 was $796,000, compared to $2.8 million for the same period in 2007. Our investing activities for both the current period and the same period in the prior year consist primarily of capital expenditures, partially offset by proceeds from the sale of property and equipment. These purchases are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2008 was $1.1 million, compared to cash provided by financing activities of $2.5 million during the same period in 2007. Our financing activities for the current period consist of repayments on notes payable of $846,000 for the Pineapple House Mortgage and $489,000 on the equipment note payable and repayments on capital leases of $165,000, partially offset by borrowings made within the real estate segment of $403,000 to pay final billings for the Pineapple House project and finance interest accrued on the balance of the Pineapple House Mortgage. Our financing activities for the prior year period consisted of borrowings made within the real estate segment of $4.9 million used for the development of Pineapple House and borrowing under our equipment note payable of $2.1 million used for capital expenditures by the electrical construction segment. These borrowings were partially offset by loan repayments of $4.0 million towards the Pineapple House Mortgage and $433,000 in the electrical construction segment and repayments on the capital lease obligations of $155,000. See note 4 to the consolidated financial statements for more information regarding these borrowings.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, and our independent registered public accounting firm will be required to audit the effectiveness of internal control over financial reporting as of December 31, 2009. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report.

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the EPA regarding the Anderson-Calhoun mine/mill site in note 5 to the consolidated financial statements in this Form 10-Q.

Litigation

We are involved in disputes and legal actions from time to time in the ordinary course of our business. For a description of the material pending legal proceedings to which we are a party, please see our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change in this information since the filing of our 2007 Annual Report on Form 10-K.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on May 31, 2007, permits the purchase of up to 3,500,000 shares until September 30, 2008. We did not purchase any of our Common Stock during the six months ended June 30, 2008 or 2007. As of June 30, 2008, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 29, 2008. At the Annual Meeting, the stockholders approved the following proposals listed in our Proxy Statement dated April 24, 2008:

I.	Election of Seven Directors

The number of votes cast or withheld with respect to the election of each of the directors is set forth below:

	For	Withheld
John H. Sottile	21,373,193	759,415
Thomas E. Dewey, Jr.	21,386,955	745,653
Harvey C. Eads, Jr.	21,411,864	720,744
John P. Fazzini	21,441,352	691,256
Danforth E. Leitner	21,408,057	724,551
Al M. Marino	21,400,333	732,275
Dwight W. Severs	21,413,204	719,404

There were no broker non-votes with respect to the election of directors. There were no votes against any of the directors.

II.	Ratify the Appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2008

The shareholders also voted to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008 with 21,538,626 votes cast for, 547,017 votes cast against, 46,965 votes abstained and 0 broker non-votes.

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

Dated: August 13, 2008	THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)