Form 10-Q
period 2008-09-30
GOLDFIELD CORP
filed 2008-11-14
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares the Registrant’s Common Stock outstanding as of November 12, 2008 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$6,295,100	$3,984,613
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $27,078 as of September 30, 2008 and $0 as of December 31, 2007	2,098,407	5,881,430
Remediation insurance receivable	31,747	176,827
Current portion of notes receivable	53,382	49,108
Construction inventory	—	2,218
Real estate inventory	5,908,165	7,788,739
Costs and estimated earnings in excess of billings on uncompleted contracts	1,482,940	1,658,712
Deferred income taxes	413,577	539,100
Income taxes recoverable	1,161,475	551,236
Prepaid expenses	887,800	823,294
Other current assets	24,491	20,239

Total current assets	18,357,084	21,475,516

Property, buildings and equipment, at cost, net of accumulated depreciation of $17,790,017 as of September 30, 2008 and $15,643,161 as of December 31, 2007	8,320,561	9,803,794
Notes receivable, less current portion	316,850	352,305

Deferred charges and other assets, non-current
Deferred income taxes	279,236	—
Land and land development costs	710,495	710,495
Cash surrender value of life insurance	323,947	337,283
Other assets	498,070	187,613

Total deferred charges and other assets, non-current	1,811,748	1,235,391

Total assets	$28,806,243	$32,867,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,072,453	$1,984,352
Current portion of notes payable	4,479,857	5,202,466
Current portion of capital leases	313,635	315,619
Reserve for remediation	145,985	198,850

Total current liabilities	7,011,930	7,701,287
Deferred income taxes	—	346,200
Other accrued liabilities	28,306	26,894
Notes payable, less current portion	1,328,562	2,184,932
Capital leases, less current portion	341,780	579,357

Total liabilities	8,710,578	10,838,670

Commitments and contingencies
Minority interest	14,449	3,361
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings	126,343	2,070,102
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	20,081,216	22,024,975

Total liabilities and stockholders’ equity	$28,806,243	$32,867,006

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Electrical construction	$6,869,416	$6,518,999	$18,818,538	$20,531,121
Real estate development	1,070,545	552,364	2,054,572	(2,242,515)

Total revenues	7,939,961	7,071,363	20,873,110	18,288,606

Costs and expenses
Electrical construction	6,417,692	5,496,723	16,466,838	17,244,833
Real estate development	1,062,364	46,293	1,991,467	(1,729,933)
Selling, general and administrative	806,892	841,222	2,616,309	2,498,556
Depreciation	720,860	757,846	2,429,350	2,265,963
Write down of inventory	—	473,227	36,502	473,227
Provision for doubtful accounts	—	—	27,078	—
Loss (gain) on sale of assets	500	(6,927)	7,428	(17,220)

Total costs and expenses	9,008,308	7,608,384	23,574,972	20,735,426

Total operating loss	(1,068,347)	(537,021)	(2,701,862)	(2,446,820)

Other income (expense), net
Interest income	61,532	53,779	113,628	166,664
Interest expense, net of amount capitalized	(91,064)	(235,381)	(315,153)	(414,085)
Other	85	3,960	16,038	12,482
Minority interest	(18)	—	(11,088)	—

Total other expense, net	(29,465)	(177,642)	(196,575)	(234,939)

Loss from continuing operations before income taxes	(1,097,812)	(714,663)	(2,898,437)	(2,681,759)

Income tax benefit	(400,371)	(456,444)	(1,047,320)	(955,027)

Loss from continuing operations	(697,441)	(258,219)	(1,851,117)	(1,726,732)
Loss from discontinued operations, net of tax	(92,642)	(12,661)	(92,642)	(12,661)

Net loss	$(790,083)	$(270,880)	$(1,943,759)	$(1,739,393)

Loss per share of common stock - basic and diluted
Continuing operations	$(0.03)	$(0.01)	$(0.08)	$(0.07)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.03)	$(0.01)	$(0.08)	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net loss from continuing operations	$(1,851,117)	$(1,726,732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,429,350	2,265,963
Write down of inventory	36,502	473,227
Provision for doubtful accounts	27,078	—
Loss (gain) on sale of assets	7,428	(17,220)
Deferred income taxes	(499,913)	(509,540)
Minority interest	11,088	—
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	3,755,945	590,861
Contracts receivable	—	10,623,909
Construction inventory	2,218	186,780
Real estate inventory	1,844,072	(9,904,756)
Costs and estimated earnings in excess of billings on uncompleted contracts	175,772	(939,739)
Residential properties under construction	—	3,784,165
Income taxes recoverable	(610,239)	(456,544)
Prepaid expenses and other assets	(379,215)	(889,929)
Accounts payable and accrued liabilities	73,744	(2,381,531)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(24,444)

Net cash provided by operating activities of continuing operations	5,022,713	1,074,470
Net cash used in operating activities of discontinued operations	(427)	(31,230)

Net cash provided by operating activities	5,022,286	1,043,240

Cash flows from investing activities
Proceeds from the disposal of property and equipment	31,576	118,481
Proceeds from notes receivable	31,181	41,366
Purchases of property and equipment	(969,352)	(3,327,010)
Cash surrender value of life insurance	13,336	(7,910)

Net cash used in investing activities of continuing operations	(893,259)	(3,175,073)

Cash flows from financing activities
Proceeds from notes payable	445,679	7,682,028
Repayments on notes payable	(2,024,658)	(7,981,312)
Repayments on capital leases	(239,561)	(235,488)

Net cash used in financing activities of continuing operations	(1,818,540)	(534,772)

Net increase (decrease) in cash and cash equivalents	2,310,487	(2,666,605)
Cash and cash equivalents at beginning of period	3,984,613	6,801,600

Cash and cash equivalents at end of period	$6,295,100	$4,134,995

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$165,276	$403,296
Income taxes paid	6,938	3,418
Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	15,769	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

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

Revision/Reclassifications

Certain amounts previously reflected in the prior period consolidated statements of operations have been revised to conform to the Company’s 2008 presentation and presentation in 10-K. The income from non-refundable earnest money deposits, recognized when buyers defaulted on their Pineapple House contracts, was previously recorded as other income. Upon further review, management determined that this income should be included in real estate development revenues. The Company reviewed the impact of this error on the prior periods in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and determined that the error was not material to the prior periods. This revision had no effect on the previously reported loss from continuing operations before income taxes, but changed the previously reported total revenues and total operating loss by $511,000 for the three months ended September 30, 2007 and $565,000 for the nine months ended September 30, 2007.

Note 2 – Contracts Receivable

Contracts receivable represents the amount of revenues recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of both September 30, 2008 and December 31, 2007, there were no outstanding contracts receivable. As of September 30, 2008 and December 31, 2007, $0 and $25,000, respectively, of non-refundable earnest money deposits were held by a third party for the Pineapple House project.

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

Real estate inventory, which consists of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. As of September 30, 2008, the Company had fifteen completed condominium units held for sale within the Pineapple House project compared to eighteen at December 31, 2007. In addition, as of September 30, 2008, the Company had no remaining condominium units held for sale within its Oak Park project compared to three units held for sale as of December 31, 2007.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” real estate inventory considered held for sale is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. Due to the continued deterioration in the national and local housing market, management determined in June 2008 that it was necessary to reduce the selling prices for the remaining Oak Park condominium units, which resulted in a write down of these units in the second quarter of 2008. For the three and nine months ended September 30, 2008, the Company recorded a write down of $ 0 and $37,000 related to the Oak Park condominium unit inventory. For the three and nine months ended September 30, 2007, the Company recorded a write down of $473,000 related to the Pineapple House condominium unit inventory.

Note 4 – Notes Payable

As of September 30, 2008, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc.

(“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”), have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan terms include interest payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (4.29% and 7.04% as of September 30, 2008 and December 31, 2007, respectively). The Working Capital Loan is due and payable on November 26, 2008, unless extended by the Bank at its discretion. As of September 30, 2008 and December 31, 2007, there were no borrowings outstanding under the Working Capital Loan.

As of September 30, 2008, the Company, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank, are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (4.34% and 7.09% as of September 30, 2008 and December 31, 2007, respectively). As of September 30, 2008, the maturity date of the Pineapple House Mortgage was November 18, 2008. Such maturity date has been extended until May 18, 2010 (see note 10). Borrowings outstanding under this agreement were $3.4 million and $4.3 million as of September 30, 2008 and December 31, 2007, respectively. The loan is secured by a Mortgage and Security Agreement.

As of September 30, 2008, the Company, Southeast Power, and the Bank, are parties to a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases (the “Equipment Loan”). The Company guaranteed Southeast Power’s obligations under the Equipment Loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (4.29% and 7.04% as of September 30, 2008 and December 31, 2007, respectively). The maturity date of the Equipment Loan is December 13, 2010. Southeast Power made monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and for the remaining term of the Equipment Loan, Southeast Power is required to pay monthly installments of principal and interest of $94,605. Borrowings outstanding under this loan agreement were $2.4 million and $3.1 million as of September 30, 2008 and December 31, 2007, respectively. The Equipment Loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants, all of which the Company was in compliance with as of September 30, 2008.

Interest costs related to the construction of condominiums are capitalized. During the three and nine month periods ended September 30, 2008, the Company had no capitalized interest costs. During the three and nine month periods ended September 30, 2007, the Company capitalized interest costs of $0 and $384,000, respectively.

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

On about September 10, 2008, EPA issued a letter to the Company demanding payment of certain costs previously incurred by EPA and including a settlement proposal whereby the Company and Combustion Engineering, Inc. would settle with EPA through a cash payment and EPA would look solely to Blue Tee Corporation to implement the removal action set forth in the EE/CA Report. The Company understands that other PRPs received similar letters, including Combustion Engineering, Inc., Blue Tee Corporation, and Washington Resources, Inc. (the current owner of the mineral estate at the Site). The terms of any settlement with EPA (and other PRPs) are currently under negotiation. The Company’s portion of a settlement with the EPA would not be expected to have any material adverse effect on the Company’s financial position. EPA’s settlement offer is based, in part, on the agency’s acceptance of the Company’s representations to the effect that it is a minimal contributor to the hazardous substances that are the subject of the environmental investigation and removal action. The Company anticipates that the settlement process will be concluded during the first quarter of 2009. Notwithstanding a settlement with EPA, the party that implements the removal action at the Site may, in theory, seek cost recovery from other PRPs at the Site. The Company believes, however, under the facts of this matter, that any such contribution claim against the Company would be resolved favorably in light of the Company’s previous contributions to the response action and the Company’s minimal role in the generation of the hazardous substances that are the subject of the response action at the Site.

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

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the nine months ended September 30, 2008 and 2007, the Company was reimbursed $5,000 and $57,000, respectively. As of September 30, 2008, the Company has received $363,000 from Insurer No. 1, which represents 76% of the Company’s insurable costs incurred from the inception of this matter through September 30, 2008. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the nine months ended September 30, 2008 and 2007, the Company was reimbursed $1,000 and $0. As of September 30, 2008, the Company has received $95,000, from Insurer No. 2, which represents 20% of the Company’s insurable costs incurred from the inception of this matter through September 30, 2008. As of September 30, 2008 and December 31, 2007, the balance of the receivable for estimated future insurance reimbursements was $32,000 and $177,000, respectively. For the three and nine months ended September 30, 2008, the Company has recorded a reduction of $140,000 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. For the three and nine months ended September 30, 2007, the Company has recorded a reduction of $20,000 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has

recognized a net expense (within discontinued operations) for this matter. There was an increase to the provision of $9,000 for both the three and nine months ended September 30, 2008 and $0 for the three and nine months ended September 30, 2007. As of September 30, 2008 and 2007, the cumulative net expense was $210,000 and $52,000, respectively. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report and the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of September 30, 2008, the Company has recorded a reserve balance for the Company’s estimated share of a settlement with the EPA and future professional fees of $146,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	September 30, 2008	December 31, 2007
Remediation insurance receivable	$31,747	$176,827

Reserve for remediation	$145,985	$198,850

The following table sets forth certain unaudited operating results of the discontinued operations for the three and nine months ended September 30 as indicated:

	2008	2007
Provision for remediation	$148,536	$20,300

Loss from discontinued operations, before income taxes	(148,536)	(20,300)
Income taxes (benefit)	(55,894)	(7,639)

Loss from discontinued operations, net of tax	$(92,642)	$(12,661)

Note 6 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2008, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to $15.6 million.

Note 7 – Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding were exercised into common stock that subsequently shared in the earnings or loss of the Company.

As of September 30, 2008 and December 31, 2007, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for both the three and nine months ended September 30, 2008 and September 30, 2007, respectively.

Note 8 – Income Taxes

As of September 30, 2008, the Company had tax net operating loss (“NOL”) carryforwards of approximately $649,000 available to offset future taxable income, which if unused will expire in 2028. The Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $482,000, which are available to reduce future federal income taxes over an indefinite period. The net current deferred tax asset decreased to $414,000 as of September 30, 2008 from $539,000 as of December 31, 2007, primarily due to inventory adjustments recognized as condominium units were sold, remediation adjustments and accrued warranty costs recognized, for tax purposes, when paid. The net non- current deferred tax liability decreased to $0 as of September 30, 2008 from $346,000 as of December 31, 2007 and a net non-current deferred tax asset of $279,000 was recorded as of September 30, 2008 primarily due to NOL carryforwards.

In addition, as of September 30, 2008, the Company’s deferred tax assets were largely comprised of NOL carryforwards, AMT credit carryforwards and inventory adjustments on unsold condominium units. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their expiration date, AMT credit carryforwards, which have no expiration date, and recognize the inventory adjustments as condominium units are sold. Therefore, the Company has not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax asset is approximately $3.8 million.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the periods as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income tax benefit	$(400,371)	$(456,444)	$(1,047,320)	$(955,027)
Effective income tax rate	(36.5)%	(63.9)%	(36.1)%	(35.6)%

The Company’s expected tax rate for the year ending December 31, 2008, which was calculated based on the estimated annual operating results for the year, is (36.0)%. The effective tax rate differs from the federal statutory rate of (34)% for the three and nine months ended September 30, 2008 primarily due to state income taxes.

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

On implementation of FIN No. 48, the Company reviewed prior year tax filings and other corporate records for any uncertain tax positions in accordance with recognition standards established for which the statute of limitations remained open. The Company’s federal statute of limitation has expired for years prior to 2005 and relevant state statutes vary. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The Company is currently not under any tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved. Unrecognized tax benefits were $44,000 and $40,000 as of September 30, 2008 and December 31, 2007, respectively.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Electrical construction	$6,869,416	$6,518,999	$18,818,538	$20,531,121
Real estate development	1,070,545	552,364	2,054,572	(2,242,515)

Total revenues	7,939,961	7,071,363	20,873,110	18,288,606

Operating expenses
Electrical construction	7,171,437	6,239,663	19,054,315	19,567,802
Real estate development	1,259,913	675,988	2,553,716	(1,038,816)
Corporate	576,958	692,733	1,966,941	2,206,440

Total operating expenses	9,008,308	7,608,384	23,574,972	20,735,426

Operating income (loss)
Electrical construction	(302,021)	279,336	(235,777)	963,319
Real estate development	(189,368)	(123,624)	(499,144)	(1,203,699)
Corporate	(576,958)	(692,733)	(1,966,941)	(2,206,440)

Total operating loss	(1,068,347)	(537,021)	(2,701,862)	(2,446,820)

Other income (expense), net
Electrical construction	(33,016)	(63,079)	(106,765)	(181,337)
Real estate development	(30,535)	(140,688)	(143,625)	(140,689)
Corporate	34,086	26,125	53,815	87,087

Total other expense, net	(29,465)	(177,642)	(196,575)	(234,939)

Net income (loss) before taxes
Electrical construction	(335,037)	216,257	(342,542)	781,982
Real estate development	(219,903)	(264,312)	(642,769)	(1,344,388)
Corporate	(542,872)	(666,608)	(1,913,126)	(2,119,353)

Total net loss before taxes	$(1,097,812)	$(714,663)	$(2,898,437)	$(2,681,759)

Operating loss is total operating revenues less operating expenses inclusive of depreciation and amortization, and selling, general and administrative expenses for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expenses and corporate depreciation and amortization expenses.

The following table sets forth identifiable assets by segment as of the dates indicated:

	September 30, 2008	December 31, 2007
Identifiable assets
Electrical construction	$17,537,335	$19,844,016
Real estate development	7,848,895	9,356,294
Corporate	3,388,266	3,489,869
Discontinued operations	31,747	176,827

Total	$28,806,243	$32,867,006

Electrical Construction

A significant portion of the Company’s electrical construction revenues has historically been derived from two or three utility customers each year. For the three months ended September 30, 2008 and September 30, 2007, the three largest customers accounted for 64% and 77%, respectively, of the Company’s electrical construction revenues. For the nine months ended September 30, 2008 and September 30, 2007, the three largest customers accounted for 47% and 50%, respectively, of the Company’s electrical construction revenues.

Real Estate Development

In June 2008, management determined it was necessary to reduce the selling prices for the remaining Oak Park condominium units, which resulted in a write down of these units. For the nine months ended September 30, 2008, the Company recorded a write down of $37,000 related to the Oak Park condominium unit inventory.

During the nine months ended September 30, 2007, thirteen customers defaulted or provided notification of their intent to default on their contractual obligations to close the purchase of their condominium units at the Pineapple House project. As a result of these defaults, revenues and operating expenses in the real estate development segment for the nine months ended September 30, 2007 reflect the reversal of previously recognized revenues of $7.2 million and previously recognized cost of sales of $5.2 million. The cost of sales of these units held for sale is reflected in real estate inventory as of September 30, 2008 and 2007. In addition, in September 2007, management adjusted the carrying value of the Pineapple House units held for sale, resulting in a write down of $473,000 for the three and nine months ended September 30, 2007.

The real estate development operations did not have revenues from any one customer that exceeded 10% of total revenues for the three months or nine months ended September 30, 2008 and 2007.

Note 10 – Subsequent Events

On November 13, 2008, Pineapple House, the Company, Southeast Power and the Bank extended the maturity date of the Pineapple House Mortgage for eighteen months, (until May 18, 2010) with no change to the current terms. In accordance with the terms of the original Pineapple House Mortgage, the availability of future additional advances to fund any construction are contingent upon certain conditions relating to the development of Phases 2 and 3 of Pineapple House.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the level of consumer confidence; the continued weakness in the Florida condominium market; our ability to obtain necessary permits from regulatory agencies; our ability to acquire land; our ability to collect contracts receivable and close homes in backlog, particularly related to buyers purchasing homes as investments; increases in interest rates and availability of mortgage financing to our buyers; increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather; natural disasters; changes in generally accepted accounting principles; our ability to maintain or increase historical revenues and profit margins; and general economic conditions, both nationally and in our region; adverse legislation or regulations; the availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing, particularly in light of the current disruption in the credit markets. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2007 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

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

We are continuing to experience a slow down in demand for our services and have found it necessary to place additional work crews on several existing jobs in an effort to avoid a reduction in our electrical construction work force. Historically, we have found that moving work crews in the middle of a job and adding additional crews to a job does not improve the productivity on that job and this was the effect in both the current and previous quarters. In early June 2008, we reduced our electrical construction work force by approximately 14%. On June 30, 2008, we announced that we had been awarded new electrical construction contracts aggregating $12.5 million. In July and August 2008, we rehired the majority of those employees, previously laid off, to meet the anticipated demands of the new contracts we had been awarded. Although work has remained slow throughout the summer and into the fall, we are encouraged by the growth in new business and new territories.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”), we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Over the past several years we have developed five condominium projects. Our current project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river view condominium units, of which eighteen units have been sold as of September 30, 2008. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second home buyers seeking higher quality, maintenance free residences with generous amenities.

As of September 30, 2008, in addition to the fifteen remaining units of Phase I of Pineapple House, we own vacant property on which we plan to build two condominium buildings, which will comprise Phase II and Phase III of the Pineapple House project. Although we have delayed the sales and construction of new projects, we believe the real estate market in our area will ultimately improve and we will resume our plans for this vacant property. However, we can provide no assurance about the real estate market or our future plans. In the quarter ended September 30, 2008, we sold the three remaining units in our Oak Park development, located in Cape Canaveral, Florida. Oak Park was completed in the third quarter of 2006. In June 2008, we had determined it was necessary to reduce the selling prices for the remaining Oak Park condominium units. For the nine months ended September 30, 2008, we recorded a write down of $37,000 related to the Oak Park condominium unit inventory.

In September 2007, we determined it was necessary to reduce the selling prices for the remaining Pineapple House condominium units, which resulted in an adjustment in the carrying value of these units. For the three and nine months ended September 30, 2007, we recorded a write down of $473,000 related to the Pineapple House condominium units held for sale.

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

The accuracy of our revenues and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of September 30, 2008 and December 31, 2007 were $144,000 and $0, respectively. Revenues from change orders, extra work, variations in the scope of work and claims are recognized when realization is probable.

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

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no accrued contract losses as of September 30, 2008 or December 31, 2007. The timing of revenue and expense recognition using the percentage of completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenues and expenses recognized in prior periods are adjusted in the period of default.

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

As of September 30, 2008, our deferred tax assets were largely comprised of NOL carryforwards, AMT credit carryforwards and inventory adjustments on unsold condominium units. Based on historical experience and assumptions with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize the NOL carryforwards prior to their expiration date, AMT credit carryforwards, which have no expiration date, and recognize the inventory adjustments as condominium units are sold. Therefore, we have not recorded a valuation allowance against the deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $3.8 million.

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

As of September 30, 2008, the cumulative net expense was $210,000 (within discontinued operations), which represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report, the anticipated professional fees estimated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of September 30, 2008, we have recorded a reserve balance for future applicable costs of $146,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the nine months ended September 30 as indicated:

	2008	2007
Electrical construction
Revenues	$18,818,538	$20,531,121
Operating expenses
Cost of goods sold	16,466,838	17,244,833
SG&A	250,804	194,832
Depreciation	2,302,252	2,138,063
Provision for doubtful accounts	27,078	—
Loss (gain) on sale of assets	7,343	(9,926)

Total operating expenses	19,054,315	19,567,802

Operating (loss) income	$(235,777)	$963,319

Real estate development
Revenues	$2,054,572	$(2,242,515)
Operating expenses
Cost of goods sold	1,991,467	(1,729,933)
SG&A	508,165	199,083
Depreciation	17,582	18,807
Write down of inventory	36,502	473,227

Total operating expenses	2,553,716	(1,038,816)

Operating loss	$(499,144)	$(1,203,699)

Continuing Operations

Revenues

Total revenues for the nine months ended September 30, 2008, increased by 14.1% to $20.9 million, compared to $18.3 million for the nine months ended September 30, 2007, reflecting increased revenues in our real estate development segment offset by lower revenues in our electrical construction segment.

Electrical construction revenues decreased $1.7 million, or 8.3%, to $18.8 million for the nine months ended September 30, 2008 from $20.5 million for the nine months ended September 30, 2007. The decrease in revenues for the nine months ended September 30, 2008, was primarily due to a continued slowdown in demand for our electrical construction services and a reduction in the size of projects in process, resulting from fewer available large projects as core utility customers reduced spending in the current period.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in the Company’s backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of September 30, 2008, the electrical construction operation’s backlog was approximately $18.6 million, which included $4.9 million from fixed price contracts for which revenue is recognized using percentage-of-completion and $13.7 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect 36% to be completed within the current fiscal year. This compares to a backlog of $11.2 million at September 30, 2007, of which $6.9 million represented backlog from fixed price contracts and $4.3 million represented backlog from service agreement contracts.

Real estate construction revenues increased to $2.1 million for the nine months ended September 30, 2008 from $(2.2 million) for the like period in 2007. In the nine months ended September 30, 2008, we recognized revenues on the sale of three units in the Pineapple House project and three units in the Oak Park project. In the nine months ended September 30, 2007, we recognized the reversal of previously recognized revenues on the Pineapple House project upon the notification from buyers of their intent to default on their contracts.

As of September 30, 2008, our real estate development operation had no backlog.

Operating Results

Total operating loss increased to $2.7 million for the nine months ended September 30, 2008, from $2.4 million for the like period in 2007. Electrical construction operations had an operating loss of $236,000 during the nine months ended September 30, 2008, compared to an operating income of $963,000 during the nine months ended September 30, 2007. Operating margins on electrical construction operations decreased to (1.3)% for the nine months ended September 30, 2008, from 4.7% for the nine months ended September 30, 2007. As previously noted, there are a limited number of skilled workers who can perform electrical construction services and we are hesitant to reduce our workforce as a short term cost cutting measure due to the difficulties we would subsequently incur to restore our work force with appropriately skilled employees. The decrease in operating margins for the nine months ended September 30, 2008 was largely a result of lost productivity resulting from additional work crews being assigned to available jobs in an attempt to maintain our work force through the current slow down. In addition, operating margins were reduced by the impact of lower revenues on direct overhead costs and a 7.7% increase in depreciation expense. As a percentage of electrical construction revenues, depreciation expense increased to 12.2% for the nine months ended September 30, 2008 from 10.4% for the nine months ended September 30, 2007.

Real estate development operations had an operating loss of $499,000 for the nine months ended September 30, 2008, compared to an operating loss of $1.2 million for the nine months ended September 30, 2007, an improvement of $705,000. The operating loss for the nine months ended September 30, 2008, reflects the continuing slow down in the Florida real estate market and the write down of the Oak Park inventory to estimated fair value, which is a direct result of the difficult market.

Costs and Expenses

Total costs and expenses, and the components thereof, increased 13.7% to $23.6 million for the nine months ended September 30, 2008 from $20.7 million for the nine months ended September 30, 2007.

Electrical construction cost of goods sold decreased to $16.5 million for the nine months ended September 30, 2008 from $17.2 million for the nine months ended September 30, 2007, a decrease of 4.5%. The decrease in costs reflects the lower level of construction activities, which were partially offset by an increase in personnel costs incurred on several jobs as discussed above.

Real estate development cost of goods sold increased to $2.0 million for the nine months ended September 30, 2008 from $(1.7 million) for the nine months ended September 30, 2007. The current period costs reflect costs associated with the sale of units in both the Pineapple House project and the Oak Park project. In the prior year period the negative cost of sales is due to the reversal of previously recognized costs associated with the reversal of revenues due to buyer defaults on condominium purchases in the Pineapple House development.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each respective segment for the nine months ended September 30 as indicated:

	2008	2007
Electrical construction	$250,804	$194,832
Real estate development	508,165	199,083
Corporate	1,857,340	2,104,641

Total	$2,616,309	$2,498,556

For the nine months ended September 30, 2008, total SG&A expenses increased 4.7% to $2.6 million compared to $2.5 million for the nine months ended September 30, 2007. The increase in the SG&A expense for the nine months ended September 30, 2008 is mainly due to an increase in property taxes due to the completion of Pineapple

House, and additional carrying costs of both Pineapple House and the related condominium association. These increases were partially offset by a decrease in professional services within the corporate segment. As a percentage of revenues, SG&A expenses decreased to 12.5% for the nine months ended September 30, 2008 from 13.7% for the nine months ended September 30, 2007, due primarily to the increase in revenues in the current period, particularly the positive revenues in the real estate development segment.

The following table sets forth the depreciation expense for each respective segment for the nine months ended September 30 as indicated:

	2008	2007
Electrical construction	$2,302,252	$2,138,063
Real estate development	17,582	18,807
Corporate	109,516	109,093

Total	$2,429,350	$2,265,963

The depreciation expense was $2.4 million for the nine months ended September 30, 2008, compared to $2.3 million for the nine months ended September 30, 2007, an increase of 7.2%. The increase in depreciation expense is mainly due to an increase in capital expenditures in 2006 and 2007, primarily within the electrical construction segment for equipment upgrades and fleet expansion.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30 as indicated:

	2008	2007
Income tax benefit	$(1,047,320)	$(955,027)
Effective income tax rate	(36.1)%	(35.6)%

Our expected tax rate for the year ending December 31, 2008, which was calculated based on the estimated annual operating results for the year, is (36.0)%. The effective tax rate differs from the federal statutory rate of (34)% for the nine months ended September 30, 2008 primarily due to state income taxes.

Discontinued Operations

Effective November 30, 2002, we completed the sale of the capital stock of our mining subsidiaries. Following the sale, in September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine we previously owned, as described in note 5 to the consolidated financial statements contained herein. During the nine months ended September 30, 2008 a net increase of $149,000 was recorded to the provision for remediation, mainly due to a decrease in the expected reimbursable amount from the insurers. In addition, during the nine months ended September 30, 2007, a reduction of $20,000 was recorded in the amount expected to be reimbursed by one of our former general liability insurance carriers.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended September 30 as indicated:

	2008	2007
Electrical construction
Revenues	$6,869,416	$6,518,999
Operating expenses
Cost of goods sold	6,417,692	5,496,723
SG&A	71,111	33,304
Depreciation	682,219	716,563
Loss (gain) on sale of assets	415	(6,927)

Total operating expenses	7,171,437	6,239,663

Operating (loss) income	$(302,021)	$279,336

Real estate development
Revenues	$1,070,545	$552,364
Operating expenses
Cost of goods sold	1,062,364	46,293
SG&A	191,966	150,551
Depreciation	5,583	5,917
Write down of inventory	—	473,227

Total operating expenses	1,259,913	675,988

Operating loss	$(189,368)	$(123,624)

Continuing Operations

Revenues

Total revenues for the three months ended September 30, 2008 increased by $869,000 to $7.9 million, compared to $7.1 million for the three months ended September 30, 2007. This increase is due to an increase in revenues in both the electrical construction and real estate development segments in the current year compared to the prior year period.

Electrical construction revenues increased $350,000, or 5.4%, to $6.9 million for the three months ended September 30, 2008 from $6.5 million for the three months ended September 30, 2007. Revenues for the three months ended September 30, 2008 and September 30, 2007, were not significantly changed and the number and size of jobs in both periods were similar.

Real estate construction revenues increased by $518,000 to $1.1 million for the three months ended September 30, 2008 from $552,000 for the like period in 2007. The change in revenues for the three months ended September 30, 2008, compared to 2007, was mainly due to the sale of one unit in the Pineapple House project and three units in the Oak Park project in the current quarter, whereas in the prior year quarter revenues consisted primarily of the income from non-refundable earnest money deposits recognized when buyers defaulted on their Pineapple House contracts.

Operating Results

Total operating loss increased to $1.1 million for the three months ended September 30, 2008, compared to $537,000 for the like period in 2007. Electrical construction operations had an operating loss of $302,000 during the three months ended September 30, 2008, compared to operating income of $279,000 during the three months ended September 30, 2007, a decrease of $581,000. Operating margins on electrical construction operations decreased to (4.4)% for the three months ended September 30, 2008, from 4.3% for the three months ended September 30, 2007. As previously noted, there are a limited number of skilled workers who can perform electrical construction services and we are hesitant to reduce our workforce as a short term cost cutting measure due to the difficulties we would subsequently incur to restore the work force with appropriately skilled employees. The decrease in operating margins for the three months ended September 30, 2008 was largely a result of lost productivity as additional work crews were assigned to available jobs in an attempt to maintain our work force through the current slow down.

Real estate development operations had an operating loss of $189,000 for the three months ended September 30, 2008, compared to $124,000 for the three months ended September 30, 2007, a change of $66,000. The operating loss for the three months ended September 30, 2008, reflects the continuing slow down in the Florida real estate market.

Costs and Expenses

Total costs and expenses, and the components thereof, increased by $1.4 million to $9.0 million for the three months ended September 30, 2008, from $7.6 million for the three months ended September 30, 2007.

Electrical construction cost of goods sold increased to $6.4 million for the three months ended September 30, 2008, from $5.5 million for the three months ended September 30, 2007, an increase of $921,000. The increase in costs reflects the increase in revenues in the current period.

Real estate development cost of goods sold increased to $1.1 million for the three months ended September 30, 2008, from $46,000 for the three months ended September 30, 2007. In the current quarter, the cost of goods sold relates primarily to the cost of the four condominium units sold during the quarter. In the prior year quarter, the costs incurred are related to the Pineapple House Condominium Association.

The following table sets forth SG&A expenses for each respective segment for the three months ended September 30 as indicated:

	2008	2007
Electrical construction	$71,111	$33,304
Real estate development	191,966	150,551
Corporate	543,815	657,367

Total	$806,892	$841,222

The SG&A expenses were $807,000 for the three months ended September 30, 2008, compared to $841,000 for the three months ended September 30, 2007, a decrease of 4.1%. The decrease in SG&A expenses is primarily due to a decrease in compensation in the corporate segment. This decrease was partially offset by an increase in legal expenses within the electrical construction segment and an increase in selling expenses in the real estate segment related to the sale of four condominium units during the third quarter of 2008. As a percentage of revenues, SG&A expenses decreased to 10.1% for the three months ended September 30, 2008 from 11.9% for the three months ended September 30, 2007, due primarily to the increase in revenues in the current quarter.

The following table sets forth the depreciation expense for each respective segment for the three months ended September 30 as indicated:

	2008	2007
Electrical construction	$682,219	$716,563
Real estate development	5,583	5,917
Corporate	33,058	35,366

Total	$720,860	$757,846

Depreciation expense was $721,000 for the three months ended September 30, 2008, compared to $758,000 for the three months ended September 30, 2007, a decrease of 4.9%. The decrease in depreciation expense is mainly due to a reduction in capital expenditures in 2008 compared to 2007.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30 as indicated:

	2008	2007
Income tax benefit	$(400,371)	$(456,444)
Effective income tax rate	(36.5)%	(63.9)%

Our expected tax rate for the year ending December 31, 2008, which was calculated based on the estimated annual operating results for the year, is (36.0)%. The effective tax rate differs from the federal statutory rate of (34)% for the three months ended September 30, 2008 primarily due to state income taxes.

Discontinued Operations

Effective November 30, 2002, we completed the sale of the capital stock of our mining subsidiaries. Following the sale, in September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine we previously owned, as described in note 5 to the consolidated financial statements contained herein. During the three months ended September 30, 2008 a net increase of $149,000 was recorded to the provision for remediation, mainly due to a decrease in the expected reimbursable amount from the insurers. In addition, during the three months ended September 30, 2007, a reduction of $20,000 was recorded in the amount expected to be reimbursed by one of our former general liability insurance carriers.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of September 30, 2008, we had cash and cash equivalents of $6.3 million and working capital of $11.3 million, as compared to cash and cash equivalents of $4.0 million and working capital of $13.8 million as of December 31, 2007. In addition, we have $3.0 million in an unused revolving line of credit as of September 30, 2008. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow.

Cash Flow Summary

Net cash flows for each of the nine month periods ended September 30 were as follows:

	2008	2007
Net cash provided by operating activities	$5,022,286	$1,043,240
Net cash used in investing activities	(893,259)	(3,175,073)
Net cash used in financing activities	(1,818,540)	(534,772)

Net increase (decrease) in cash and cash equivalents	$2,310,487	$(2,666,605)

Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash provided by our operating activities totaled $5.0 million in the nine months ended September 30, 2008, compared to $1.0 million for the same period in 2007. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

The change in net cash provided by operating activities in the current period compared to the prior year period is primarily due to the decrease in cash used within the real estate segment in the current period, as Pineapple House is completed and no new project has been started. In addition, there was a decrease in accounts receivable and accrued billings due to cash collections from customers in the electrical construction segment.

Days of Sales Outstanding Analysis

We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts for the electrical construction segment by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the preceding three months of electrical construction revenues to determine sales per day. We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts, at the end of the period by sales per day to calculate DSO for accounts receivable. To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts by sales per day.

For the quarters ended September 30, 2008 and 2007, our DSO for accounts receivable were 27 and 60, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 20 and 47, respectively. As of October 31, 2008, we have received approximately 87.5% of our September 30, 2008 outstanding trade accounts receivable balance. In addition as of October 31, 2008, we have invoiced our customers for approximately 62.8% of the balance in costs and estimated earnings in excess of billings as of September 30, 2008.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2008 was $893,000, compared to $3.2 million for the same period in 2007. Our investing activities for the nine months ended September 30, 2008 and 2007 consist primarily of capital expenditures of $970,000 and $3.3 million, respectively, partially offset by proceeds from the sale of property and equipment. These purchases are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment.

Financing Activities

Cash used in financing activities during the nine months ended September 30, 2008 was $1.8 million, compared to $535,000 during the same period in 2007. Our financing activities for the current period consist of repayments on notes payable of $1.3 million for the Pineapple House Mortgage and $745,000 on the Equipment Loan and repayments on capital leases of $240,000. These were partially offset by borrowings made within the real estate segment of $446,000 to pay final billings for the Pineapple House project and finance interest accrued on the balance of the Pineapple House Mortgage. Our financing activities for the prior year period consisted of borrowings made within the real estate segment of $5.6 million used for the development of Pineapple House and borrowing under our Equipment Loan of $2.1 million used for capital expenditures by the electrical construction segment. These borrowings were partially offset by loan repayments of $7.1 million towards the Pineapple House Mortgage and $870,000 in the electrical construction segment and repayments on the capital lease obligations of $235,000. See note 4 to the consolidated financial statements for more information regarding these borrowings.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Forecast

We anticipate our cash on hand, cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for at least the next twelve months. However, our revenues, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to, a decline in demand for electrical construction services and/or condominiums in the markets served, general economic conditions, heightened competition, availability of construction materials, the continued disruption in the credit markets generally and its effect on the availability and cost of credit and adverse weather conditions.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the EPA regarding the Anderson-Calhoun mine/mill site in note 5 to the consolidated financial statements in this Form 10-Q.

Litigation

We are involved in disputes and legal actions from time to time in the ordinary course of our business. For a description of the material pending legal proceedings to which we are a party, please see our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change in this information since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 18, 2008, permits the purchase of up to 3,500,000 shares until September 30, 2009. We did not purchase any of our Common Stock during the nine months ended September 30, 2008 or 2007. As of September 30, 2008, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 6.	Exhibits

*10-1	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $14.0 million

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008	THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)