Form 10-K
period 2008-12-31
GOLDFIELD CORP
filed 2009-03-17
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

Or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-7525

The Goldfield Corporation

(Exact name of registrant as specified in its charter)

Delaware	88-0031580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1684 W. Hibiscus Boulevard

Melbourne, Florida 32901

(Address of principal executive offices, including zip code)

(321) 724-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	NYSE Alternext US
par value $0.10 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.8 million as of June 30, 2008 (the last business day of the registrant’s most recently completed second quarter), computed by reference to the price at which such common equity was last sold on such date.

The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 10, 2009 was 25,451,354.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Goldfield Corporation’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business.

General

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently engaged in electrical construction, including the placement of fiber optic cable, and real estate development. Prior to 2003, we were also engaged in mining activities. Unless the context otherwise requires, the terms “Goldfield” and “the Company” as used herein mean The Goldfield Corporation and its consolidated subsidiaries. For financial information by business segment, see note 17 to the consolidated financial statements and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Financial Information About Geographic Areas

During the years ended December 31, 2008 and 2007, we operated primarily in the United States. We had no material foreign operations in 2008 and 2007.

Employees

As of February 26, 2009, we had 121 employees, including 102 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We have no unionized employees and believe that our relationship with our employees is good.

Electrical Construction

Through our subsidiary, Southeast Power Corporation (“Southeast Power”), we are engaged in the construction and maintenance of electrical facilities for utilities and industrial customers. We also install fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power, based in Titusville, Florida, performs electrical contracting services in the southeastern, mid-Atlantic and western regions of the United States.

Our electrical construction business includes the construction of transmission lines, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects, including fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).

Our customers include many of the leading companies in the industries we serve. Representative customers include:

Florida Power & Light Company	Central Electric Power Cooperative
Department of Energy - Washington Area Power Administration	M & A Electric Power Cooperative
Kissimmee Utilities Authority	JEA (formerly Jacksonville Electric Authority)
Santee Cooper (South Carolina Public Service Authority)	Orlando Utilities Commission

Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. In the year ended December 31, 2008, our top three customers accounted for approximately 47% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

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

Construction is customarily performed pursuant to the plans and specifications of customers. We generally supply the management, labor, equipment and tools, while materials are primarily supplied by our customers. Most projects have a duration of six months or less, although some contracts may extend beyond one year.

Revenue and results of operations in our electrical construction business can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns and system loads. The Company primarily performs work in the southeastern United States. Electric utility customers normally perform their system upgrades and maintenance work during off-peak seasons when the demand for electrical power is reduced, which is in the first two quarters of the year in the southeast region of the United States. This pattern is typically reflected by a reduction in the number of our active projects in the third quarter. However, since hurricane season normally peaks during the third quarter, this reduction can be offset with storm restoration work resulting from hurricane damage.

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

We enter into contracts on the basis of either competitive bidding or direct negotiations with our customers. Competitively bid contracts account for a majority of our electrical construction revenue. Although there is considerable variation in the terms of the contracts undertaken, such contracts typically involve lump sum (fixed price), or unit price (time and material) contracts. However, many of our contracts do not require our clients to purchase a minimum amount of services, and many of our contracts are cancelable on short notice. The magnitude and duration of projects undertaken by us vary, which may result in substantial fluctuations in our backlog from time to time.

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog also includes certain service agreements that contain multiple year terms which fall into the category of unit price contracts. The projected backlog amounts for these service agreement contracts are based on our historical work from these customers. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate. Our backlog at December 31, 2008 was $14.6 million, of which $5.0 million is believed to be firm due to the nature of our fixed priced contracts and $9.6 million of which is attributable to service agreements. Of our total backlog, 70% is reasonably expected to be completed by December 31, 2009. This compares to a backlog of $5.9 million as of December 31, 2007 of which $3.0 million was believed to be firm from fixed priced contracts and $2.9 million of which was attributable to service agreements.

In certain circumstances, we are required to provide performance and payment bonds issued by a financial institution known as a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations as presently conducted. As of December 31, 2008, outstanding performance bonds issued on behalf of our electrical construction subsidiary amounted to $15.6 million.

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

Real Estate

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”), we are engaged in the acquisition, development, management, and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Over the past several years we have developed five condominium projects. Our current project, Pineapple House, is an eight-story building containing thirty-three luxury river-view condominium units located in Melbourne, Florida, and is the first phase of a planned multi-phase development. This first phase was completed on budget and in a timely manner and we believe the project is attractive and of high quality. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

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

As of both December 31, 2008 and 2007, we had no projects under construction and no backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) in the real estate segment. However, we own vacant property on which we plan to build two condominium buildings, which will comprise Phase II and Phase III of the Pineapple House project. Although we have delayed the sales and construction of new projects, we believe the real estate market in our area will ultimately improve and we will resume our plans for this vacant property. However, we can provide no assurance about the real estate market or our future plans.

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

Discontinued Operations

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. In September 2003, we were notified by the United States Environmental Protection Agency (the “EPA”) that we are a potentially responsible party (“PRP”) with respect to possible investigation and removal activities at the Anderson-Calhoun mine/mill site (the “Site”) in Stevens County, Washington which was previously owned by us (see “Item 3, Legal Proceedings”).

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

Risks related to our electrical construction operations

We derive a significant portion of our revenue from a small group of customers. The loss of one or more of these customers could negatively impact our revenue and results of operations.

Our electrical construction customer base is highly concentrated. For example, in the year ended December 31, 2008, our top three customers accounted for approximately 47% of our consolidated revenue, as discussed in note 17 to our consolidated financial statements herein. Our revenue could materially decline if we lose one or more of our significant customers. In addition, revenue under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and a result of competition from the in-house service organizations of our customers. Reduced demand for our services or the loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins, profits and cash receipts, which could be material.

The electrical construction industry is highly competitive.

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

Our revenues are primarily driven by the spending patterns of our customers, which can vary significantly from period to period, as well as seasonal variations. These variations are influenced by weather, hours of daylight, available system outages from utilities, bidding seasons and holidays and can have a significant impact on our gross margins. Most of our work is performed outdoors and as a result, our results of operations can be adversely impacted by extended periods of inclement weather. Any weather related delays in the completion of, or which increase the cost of, our projects could adversely affect our revenue and results of operations in any one or more of our reporting periods.

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

In our electrical construction business, we have from time to time experienced shortages of certain types of qualified personnel. For example, currently there is a shortage of linemen capable of working on and supervising the construction of high-voltage electric lines and substations. Linemen are frequently recruited across geographic regions to satisfy demand, including for storm restoration work, which can exacerbate this shortage. The commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements and the aging utility workforce further deplete the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire sufficient project managers for new electrical construction projects. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenue.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in Critical Accounting Estimates and in the notes to our consolidated financial statements included herein, a significant portion of our revenue in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenue and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profit for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

Amounts included in our backlog may not result in revenue or translate into profits.

Backlog for our electrical construction operations at December 31, 2008 was $14.6 million, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice (typically 30-90 days), even if we are not in default under the contract. In addition, $9.6 million of these uncompleted contracts are service agreements that contain multiple year terms which fall into the category of unit price contracts. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. For these service agreements, we project the backlog amount based on our historical work from each customer. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. As a result, even if we realize all the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

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

Certain provisions of President Obama’s economic stimulus plan relating to construction of new electric transmission lines may fail to result in increased demand for our services.

The credit crisis and economic downturn has resulted in a tremendous amount of uncertainty with respect to our customers’ spending plans, and has resulted in certain projects being delayed or cancelled. While we believe that President Obama’s economic stimulus plan, which was enacted in February 2009, currently provides for Federal government funding for the construction of approximately 3,000 miles of new transmission lines in the United States and should aid the wind, electrical transmission and rural broadband businesses, the extent to which it will is uncertain. We cannot be certain how any such government funds would be used, if at all, in the regions in which we do business or what the impact that the use of any such funds would be on our financial results.

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

The homebuilding and condominium industry is in the midst of a severe downturn that may continue for an indefinite period and continue to adversely affect our business. A continuing decline in the demand for condominiums coupled with an increase in the inventory of available condominiums and other homes could adversely affect our sales volume and pricing even more than has occurred to date and, as a result, could reduce our earnings.

The homebuilding industry is in the midst of a severe downturn and the housing market in our area continues to be characterized by an oversupply of both new and resale home inventory, including foreclosed homes, reduced levels of consumer demand for new homes, aggressive price competition among homebuilders and increased incentives for home sales. As a result, we, like many other builders, have experienced a decline in demand for new condominiums. These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate. We expect the continued weakness in the housing market will adversely affect this business segment as compared to prior periods and could result in additional inventory impairments in the future.

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

If we do not receive cash corresponding to previously recognized revenue, our future cash flows could be lower than expected.

Over the last few years, in accordance with generally accepted accounting principles, we recognize revenue and profits from sales of condominium units during the course of construction. Revenue recognition commences and continues to be recorded when construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund of its deposit except for non-delivery of the residence, a substantial percentage of units are under non-cancelable contracts, collection of the sales price is reasonably assured and costs can be reasonably estimated. Due to various contingencies, like delayed construction and buyer defaults, as occurred in 2007, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected, which could affect our financial condition and results of operations.

If land is not available at reasonable prices, our sales and earnings could decrease.

Our real estate development operations depend on our ability to obtain land at reasonable prices for the development of our residential condominiums. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential developments. If the supply of land appropriate for development of our residential condominiums becomes more limited because of these factors, or for any other reason, the cost of land could increase, which could reduce the profitability of our real estate development operations if we are unable to recover these costs in the sales prices of our condominiums, and the number of condominiums that we build and sell could be reduced, which would reduce our revenue.

If the market value of our land and developments drops significantly, our profits could decrease.

The market value of our land and condominium inventories of our real estate development operations depends on market conditions. We acquire land for replacement of land inventory and expansion within our current market. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and may not be able to recover our costs when we sell our property or finished product. In the face of adverse market conditions, we may have substantial inventory carrying costs or may have to sell land or completed units at a loss, which would have an adverse effect on our results of operations and financial condition. Also, if there is a decrease in demand for condominiums such that the market value of a condominium is less than purchase price reduced by the deposit made by a buyer, the buyer may elect to forfeit their deposit to us and have no further obligation to purchase the condominium, resulting in a loss of revenue, operating income and a possible write-down of condominiums in inventory. In 2007, as the market deteriorated, we had thirteen buyers default on their contracts and forfeit their deposits. As the market continued to stagnate, we determined it was necessary to reduce our selling prices for the remaining units and, as a result, recorded a write down of $473,000 related to condominium units held for sale. In 2008, as the market remained challenging, we reduced the selling prices of our remaining Oak Park condominium units and recorded a write-down of $37,000. The weakness in the market accelerated during the fourth quarter of 2008 and has continued into 2009, including increased foreclosures, lack of consumer confidence, significant disruptions in the broader financial markets and severe strains in the credit markets. Based on the current market conditions we recorded an additional write down of $3.1 million in December 2008 on the remaining Pineapple House condominium units held for sale. Continued market weakness could lead to additional write downs on the Pineapple House condominium units held for sale.

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

Additionally, a number of insurance carriers have opted either not to write insurance in Florida at all or to only renew existing policies and not to write new policies. These practices have resulted in substantial increases in the cost of insurance, a widespread shortage of available private insurance for property owners in Florida and the creation of a state joint underwriting association. The state-provided insurance coverages generally afford less protection at greater costs than is typically provided by private insurance carriers. The inability of property owners to obtain cost-effective insurance could have an adverse effect on demand for property in our markets, which could reduce our revenue. Furthermore, there are periods of time during which insurance companies will not write policies because of the presence of a named storm that may pass over the areas in which we sell condominiums. During these periods, home closings in areas that could be affected by such a storm will be delayed until the risk of the storm has passed and the required insurance can be obtained.

Adverse weather conditions and conditions in nature beyond our control could significantly impact our quarterly revenue and profitability.

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

In addition, approaching storms require that sales, development and construction operations be suspended in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts around the State of Florida.

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

Our real estate development operations depend substantially on our ability to obtain financing for the development of our projects. If we are not able to obtain suitable financing, our costs would increase and our revenue would decrease, or we could be precluded from continuing our operations at current levels. Increases in interest rates can make it more difficult and expensive for us to obtain the funds we need to operate our business, which would have an adverse affect on our profitability.

If our potential customers are not able to obtain suitable financing, our business may decline.

Our real estate development operations also depend on the ability of our potential customers to obtain mortgages for the purchase of our condominiums. During 2007, the mortgage lending industry began experiencing significant instability. As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make and tightened their credit requirements with regard to, residential mortgage loans. Fewer loan products and stricter loan qualification standards may make it more difficult for some borrowers to finance the purchase of our condominiums. Increases in the cost of home mortgage financing could prevent our potential customers from purchasing our condominiums. In addition, where our potential customers must sell their existing homes in order to buy a condominium from us, increases in mortgage costs could prevent the buyers of our customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a condominium from us. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, our sales and revenue could decline.

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

Our revenue and operating results have fluctuated in the past and may continue to do so in the future.

Our revenue and operating results from real estate development operations are subject to fluctuations. Because we typically have only one or two projects under development at any time, factors such as the timing of the start of construction of new projects, the timing of receipt of regulatory approvals for development and construction and others can cause our revenue and operating results to vary from period to period and from year to year. Accordingly, the historical financial performance of our real estate development operations is not necessarily a meaningful indicator of future results for any particular period, and quarter-to-quarter comparisons should not be relied upon as an indicator of future performance.

We may be subject to environmental liabilities that could adversely affect our results of operations or the value of our properties.

The development and sale of real property creates a potential for environmental liability on our part as owner and developer, for our own acts as well as the acts of prior owners, current owners or past owners of adjacent parcels. If hazardous substances are discovered on or emanating from any of our properties, we may be held liable for costs and liabilities relating to those hazardous substances. Should a substantial environmental hazard be found on any of our properties, our results of operations and the value of the contaminated property could be adversely affected.

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

Risks related to our business

Our operating results may vary significantly from quarter-to quarter.

Our quarterly results may be materially and adversely affected by:

•	the timing and volume of work under contract;

•	changes in national, regional, local and general economic conditions;

•	the budgetary spending patterns of customers;

•	variations in margins of projects performed during any particular quarter;

•	a change in the demand for our services;

•	increased costs of performance of our services caused by severe weather conditions;

•	increases in design and construction costs that we are unable to pass through to our customers;

•	the termination of existing agreements;

•	losses experienced in our operations that are not covered by insurance;

•	a change in the mix of our customers, contracts and business;

•	availability of qualified labor hired for specific projects; and

•	changes in bonding requirements applicable to existing and new agreements.

We could be adversely affected by the loss of key management personnel.

Our future success depends, to a significant degree, on the efforts of our executive officers and senior management, including those of our subsidiaries. Other than with respect to our Chief Executive Officer, we do not have employment or non-competition agreements with any of our employees. We believe that key members of our senior management possess valuable industry knowledge, relationships and experience that are important to the successful operation of our business. The relationships between our executive officers and senior management and our customers are important to our being retained. We are also dependent upon our project managers and field supervisors who are responsible for managing and drawing employees to our projects. There can be no assurance that any individual will continue in his or her capacity for any particular period of time. Industry-wide competition for managerial talent in electrical construction has increased and the loss of one or more of our key employees, could negatively impact our ability to manage our business and relationships with our customers. The loss of any of our executive officers or senior management could adversely affect our financial condition and results of operations.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflict in the Middle East, or acts of terrorism, may cause disruption to the economy, our company, our employees and our customers, which could adversely impact our total revenue and earnings.

We may not be able to utilize all of our deferred tax assets.

As of December 31, 2008, we have determined that we are in a cumulative loss position based on the guidance in SFAS No. 109, “Accounting for Income Taxes.” Due to this cumulative loss position and the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, we have recorded a full valuation allowance against our net deferred tax assets. Although we do expect to recover from the current economic downturn to normal profit levels in the future, it may be necessary for us to record additional valuation allowances in the future related to operating losses. Valuation allowances could materially increase our income tax expense or reduce our income tax benefit, and therefore adversely affect our results of operations and tangible net worth in the period in which such valuation allowance is recorded.

We could be adversely affected by liabilities associated with our former mining business.

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. However, we could still be liable for previous activities at sites we once owned. We have been identified as a PRP for investigation and removal activities at one such site, as discussed in Item 3 herein. The discovery of previously unknown contamination or leaks, or the imposition of new clean up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

For information with respect to the principal properties utilized in the Company’s operations, see “Item 1. Business.”

The Company’s principal office is located in Melbourne, Florida, where we lease 7,586 square feet of space at a monthly rental rate of $12,076. The lease, which expires in April 2012, may be renewed for five additional three-year periods.

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

In April 2007, the EPA approved as final an Engineering Evaluation/Cost Analysis Report (“EE/CA Report”) for the Site. The EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the Site.

On or about October 11, 2007, EPA issued an Action Memorandum that specifies the nature and scope of the response action that the agency will require with respect to the Site. The Action Memorandum adopted the preferred removal action from the EE/CA Report. The EE/CA Report, following cost estimation procedures applicable to EE/CA documents, estimates that the net present value of the proposed removal action is $1.5 million. This figure includes amounts for contingencies and is based on currently available information, certain assumptions and estimates. In light of our limited role in the creation of the wastes that are the primary focus of the removal action, we believe that the other PRP’s, particularly Blue Tee Corporation

(successor to American Zinc), will be liable for most of the cleanup costs, as they were directly responsible for all on-site ore processing activities and wastes. However, there can be no assurance as to the scope of our share of liability for cleanup costs.

On or about September 10, 2008, EPA issued a letter demanding payment of certain costs previously incurred by EPA and including a settlement proposal whereby we and Combustion Engineering, Inc. would settle with EPA through a cash payment and EPA would look solely to Blue Tee Corporation to implement the removal action set forth in the EE/CA Report. A revised settlement proposal with substantially similar terms was issued by the EPA on February 25, 2009. We understand that other PRPs received similar letters, including Combustion Engineering, Inc., Blue Tee Corporation and Washington Resources, Inc. (the current owner of the mineral estate at the Site). The terms of any settlement with EPA (and other PRPs) are currently under negotiation. Our portion of a settlement with the EPA would not be expected to have any material adverse effect on our financial position. EPA’s settlement offer is based, in part, on the agency’s acceptance of our representations to the effect that we are a minimal contributor to the hazardous substances that are the subject of the environmental investigation and removal action. We anticipate that the settlement process will be concluded during the second quarter of 2009. Notwithstanding a settlement with EPA, the party that implements the removal action at the Site may, in theory, seek cost recovery from other PRPs at the Site. We believe, however, under the facts of this matter, that any such contribution claim against us would be resolved favorably in light of our previous contributions to the response action and our minimal role in the generation of the hazardous substances that are the subject of the response action at the Site.

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

One of our former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, all subject to certain reservation of rights as to coverage. During the years ended December 31, 2008 and 2007, we were reimbursed $4,000 and $121,000, respectively. As of December 31, 2008, we have received $363,000 from Insurer No. 1, which represents 72% of our insurable costs incurred from the inception of this matter through December 31, 2008. Another of our former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the years ended December 31, 2008 and 2007, we received payments of $1,000 and $94,000, respectively, from Insurer No. 2. As of December 31, 2008, we have received $95,000 from Insurer No. 2, which represents 19% of our insurable costs incurred from the inception of this matter through December 31, 2008. As of December 31, 2008 and 2007, the balance of the receivable for estimated future insurance reimbursements was $99,000 and $177,000, respectively. For the year ended December 31, 2008, we recorded a decrease to the receivable for estimated future insurance reimbursements in the amount of $73,000 and have recorded this as an increase to our net expense within discontinued operations. For the year ended December 31, 2007, we recorded an increase to the receivable for estimated future insurance reimbursements in the amount of $62,000 and recorded this as a reduction to our net expense within discontinued operations. We will record any change to our estimated insurance reimbursements as a change to our net expense within discontinued operations. We cannot predict the extent to which costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of SFAS No. 5 (Accounting for Contingencies),” and Statement of Position (“SOP”) No. 96-1, “Environmental Remediation Liabilities,” we have recognized a net expense (within discontinued operations) for this matter. As of December 31, 2008 and 2007, the cumulative net expense was $174,000 and $61,000, respectively. This represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA study, the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2008 and 2007, we have recorded a reserve balance for future professional fees, remediation procedures and other applicable costs of $153,000 and $199,000, respectively, (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Litigation

On October 24, 2008, the previously reported litigation involving the complaint filed on November 21, 2007 by Dillard Smith Construction Company in the Circuit Court for the Ninth Judicial Circuit, Orange County, Florida against Southeast Power Corporation, a wholly owned subsidiary of the Company and Orlando Utilities Commission (OUC—The Reliable One) was amicably resolved and settled without cost to the Company.

We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NYSE Alternext US (formerly known as The American Stock Exchange) under the symbol GV. The following table shows the reported high and low sales price at which our Common Stock was traded in 2008 and 2007:

	2008		2007
	High	Low	High	Low
First Quarter	$0.73	$0.54	$1.30	$0.95
Second Quarter	0.60	0.47	1.24	0.87
Third Quarter	0.65	0.34	0.98	0.57
Fourth Quarter	0.42	0.04	0.89	0.61

As of March 10, 2009, there were 9,697 holders of record of our Common Stock.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 18, 2008, permits the purchase of up to 3,500,000 shares until September 30, 2009. We did not purchase any of our Common Stock during 2008. As of December 31, 2008, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market condition and other factors.

Item 6.	Selected Financial Data

The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2008:

	Year Ended December 31,
	2008		2007		2006		2005		2004
	(In thousands except per share and share amounts)
Continuing operations:
Revenue
Electrical construction	$29,062		$26,762		$36,410		$28,781		$28,823
Real estate development	2,383		537	(1)	11,086		10,563		3,865

Total revenues	$31,445		$27,299		$47,496		$39,344		$32,688

Income (loss) from continuing operations
Electrical construction	1,219		456		4,675		3,237		807
Real estate development	(3,954	) (2)	(1,352	) (3)	2,752		3,333		823
Corporate	(2,564)		(2,602)		(2,933)		(2,610)		(2,000)

(Loss) income before taxes from continuing operations	(5,299)		(3,498)		4,494		3,960		(370)

Income tax (benefit) expense	(23	) (5)	(1,196)		1,740		1,582		(80)

Net (loss) income from continuing operations available to common stockholders	(5,276)		(2,302)		2,753		2,378		(290)

Discontinued operations:

(Loss) income from operations, net of tax	(111	) (4)	(19	) (4)	242	(4)	(56	) (4)	(98	) (4)

Net (loss) income	$(5,387)		$(2,321)		$2,995		$2,322		$(388)

(Loss) earnings per share - basic and diluted:
Continuing operations	$(0.21)		$(0.09)		$0.11		$0.09		$(0.01)
Discontinued operations	—		—		0.01		—		—

Net (loss) income	$(0.21)		$(0.09)		$0.12		$0.09		$(0.01)

Weighted average shares outstanding:
Basic	25,451,354		25,451,354		26,564,550		25,642,528		26,250,350
Diluted	23,451,354		25,451,354		25,564,550		25,677,518		26,250,350

Balance sheet data:
Total assets	$25,499		$32,867		$41,904		$33,481		$23,705
Long term debt and capital lease obligations, including current portion	5,738		4,021		2,588		1,784		2,383
Shareholders’ equity	16,638		22,025		24,346		21,483		19,357
Working capital	10,861		13,774		16,316		12,488		9,489

The total of the above categories may differ from the sum of the components due to rounding.

(1)	Reflects the reversal of $7.2 million of revenues, due to buyer defaults on contracts to purchase condominium units, which was partially offset by revenues received in the fourth quarter upon the sale of six Pineapple House condominium units.
(2)	Reflects the adjustments to the Oak Park inventory to estimated fair value in the second quarter of 2008 and the Pineapple House inventory to estimated fair value in the fourth quarter of 2008, as discussed in note 3 to the consolidated financial statements.
(3)	Reflects the reversal of the cost of sales relating to the condominium units underlying the purchase contracts subject to defaults, partially offset by cost of sales recognized in the fourth quarter upon the sale of six Pineapple House condominium units. Also reflects the adjustment of the Pineapple House inventory to estimated fair value in the third quarter of 2007, as discussed in note 3 to the consolidated financial statements.
(4)	In each of the five years, the Company recognized a provision for remediation as described in note 6 to the consolidated financial statements.
(5)	Reflects a valuation allowance of $1.9 million against the deferred tax assets

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

Through our subsidiary Southeast Power Corporation, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power, based in Titusville, Florida, performs electrical contracting services in the southeastern, mid-Atlantic and western regions of the United States.

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

Overview

Our revenue from electrical construction operations increased 8.6% for the year ended December 31, 2008, as compared to the prior year. The increase in revenue for the year ended December 31, 2008 was primarily due to an increase in demand for our electrical construction services, particularly our fiber optic work, as well as an increase in the number of projects in process in the fourth quarter of 2008. During the first three quarters of 2008, we experienced a slow down in demand for our services and found it necessary to place additional work crews on several existing jobs in an effort to avoid a reduction in our electrical construction work force. Historically, we have found that moving work crews in the middle of a job and adding additional crews to a job does not improve the productivity on that job and this had an adverse effect on our productivity in the second and third quarters of 2008. In early June 2008, we reduced our electrical construction work force by approximately 14%. On June 30, 2008, we announced that we had been awarded new electrical construction contracts aggregating $12.5 million. In July and August 2008, we rehired the majority of those previously laid off employees to meet the anticipated demands of the new contracts we had been awarded. Although work remained slow throughout the summer and into the fall, we experienced a significant improvement in the fourth quarter and are encouraged by the growth in new business and our expansion into Colorado, northern Texas and Missouri. Operating margins of our electrical construction operations increased to 4.7% for the year ended December 31, 2008 from 2.6% for the like period in 2007, primarily the result of increased productivity in the fourth quarter of 2008.

Revenue from our real estate development operations increased 343.6% for the year ended December 31, 2008, when compared to 2007. This increase was mainly due to the reversal of previously recognized revenue on the Pineapple House project upon the notification from buyers of their intent to default on their purchase contracts in 2007, which offset a significant portion of our revenue from sales of condominium units in 2007. Real estate development operations had an operating loss of $3.8 million in the year ended December 31, 2008, compared to an operating loss of $1.2 million in the year ended December 31, 2007, an increase of $2.6 million. This increased loss is primarily the result of the write-down of $37,000 on the Oak Park condominium units (all of which have been sold as of December 31, 2008) and $3.1 million on the remaining Pineapple House condominium units, during the year ended December 31, 2008. As of December 31, 2008, we held fourteen Pineapple House condominium units for sale.

The housing market has continued to deteriorate as consumer confidence declined and the domestic economy experienced the most significant downturn in recent history. General economic pressures continue to drive down the volume and prices of homes and condominiums being sold, as rising levels of foreclosures add inventory to an already saturated market. In addition, the credit markets and mortgage industry have experienced a period of unparalleled instability and disruption. Overall consumer confidence has continued to weaken, resulting in fewer potential home purchasers willing to enter the market. As a result of these and other factors, we recently determined that we will postpone commencement of the next phase of the Pineapple House project until market conditions improve. Looking forward with respect to our real estate development operations, we are unable to predict when these deteriorating market conditions will subside and further deterioration in market conditions may continue to have an adverse impact on the sales and pricing of our condominium units, the commencement and development of new projects and on the results of our real estate development operations. However, we have completed the first phase of the Pineapple House project on budget and in a timely manner, and we believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the maintenance costs on the unsold units is expected to be no more than $100,000 annually.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, real estate development projects, deferred income tax assets and environmental remediation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates and related disclosure with the Audit Committee of the Board of Directors.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of December 31, 2008 and 2007 were $28,000, and $0, respectively. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

For 2007, all revenue associated with real estate development projects that met the criteria specified by SFAS No. 66, “Accounting for Sales of Real Estate,” was recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, after considering the requirements of applicable state laws, the condominium contract, and the terms of applicable financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price, and (6) sales proceeds and costs can be reasonably estimated. We determine that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation and the building foundation are complete.

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 requires condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage of completion method. EITF No. 06-8 became effective for our fiscal year beginning January 1, 2008. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. The effect of this EITF No. 06-8 was not material to our consolidated financial statements, as there are no projects currently under construction. If we are unable to meet the requirements of EITF No. 06-8 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met. See note 1 to the consolidated financial statements.

We believe that a material difference in total actual project costs versus total estimated project costs is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no accrued contract losses as of December 31, 2008 or 2007 in the real estate development segment. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on the contract for sale, revenue and expenses recognized in prior periods are adjusted in the period of default. In the year ended December 31, 2007, as a result of thirteen buyers defaulting on their purchase contracts, we recorded a reversal in revenue previously recognized of $7.2 million and in costs of sales previously recorded of $4.7 million.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or fair value, less cost to sell. In accordance with SFAS No. 144, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value.

In estimating the cash flows for completed condominium units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within our market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project or historical sales prices of similar product offerings in our market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining units in our Pineapple House project we used a discount rate of 18%.

We estimate fair values of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or our assumptions change. For example, further market deterioration or changes in our assumptions may lead to us incurring additional impairment charges on previously impaired inventory.

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

As of December 31, 2008, our deferred tax assets were largely comprised of NOL carryforwards, an alternative minimum tax (“AMT”) credit carryforward and inventory adjustments on unsold condominium units (refer to note 5 to the consolidated financial statements). SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a valuation allowance against our deferred tax assets totaling $1.9 million during the fourth quarter of 2008. Our cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. The net deferred tax asset valuation allowance was $1.9 million as of December 31, 2008 compared to $0 as of December 31, 2007. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets is approximately $7.0 million.

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

As of December 31, 2008, the cumulative net expense was $174,000 (within discontinued operations), which represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA study and the anticipated professional fees estimated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2008, we have recorded a reserve balance for future applicable costs of $153,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the two year period ended December 31 as indicated:

	2008	2007
Electrical construction
Revenue	$29,062,099	$26,761,440
Operating expenses
Cost of goods sold	24,337,479	22,881,363
Selling, general and administrative	333,737	265,168
Depreciation	2,993,471	2,905,062
Provision for doubtful accounts	27,078	—
Loss on sale of assets	7,175	21,774

Total operating expenses	27,698,940	26,073,367

Operating income	$1,363,159	$688,073

Real estate development
Revenue	$2,382,888	$537,135
Operating expenses
Cost of goods sold	2,492,060	794,612
Selling, general and administrative	478,816	439,283
Depreciation	23,352	24,842
Write down of inventory	3,173,506	473,227

Total operating expenses	6,167,734	1,731,964

Operating loss	$(3,784,846)	$(1,194,829)

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest and other income, and income taxes.

Revenue

Total revenue in the year ended December 31, 2008 increased by 15.2% to $31.4 million, compared to $27.3 million in the year ended December 31, 2007. This increase in total revenue was mainly due to increased revenue recognized in both the electrical construction segment and the real estate development segment for the year ended December 31, 2008.

Electrical construction revenue increased 8.6% to $29.1 million for the year ended December 31, 2008, compared to $26.8 million for the year ended December 31, 2007. The increase in revenue for the year ended December 31, 2008, when compared to the same period in 2007, is largely due to an increase in demand for our electrical construction services, particularly our fiber optic work, as well as an increase in the number of projects in process in the fourth quarter of 2008. During the first three quarters of 2008, we had experienced a continued slowdown in demand for our electrical construction services and a reduction in the size of projects in process, resulting from fewer available large projects as core utility customers reduced spending in the early part of 2008, which have been offset by the improved performance in the fourth quarter. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in our backlog from time to time. At December 31, 2008, the approximate value of uncompleted contracts was $14.6 million, compared to $5.9 million at December 31, 2007. We expect to complete 70% of this backlog during the year ending December 31, 2009. We cannot project the levels of future demand for construction services.

Real estate construction reported net revenue of $2.4 million for the year ended December 31, 2008, as compared to $537,000 for the year ended December 31, 2007. In 2008 we recognized revenue on the sale of four units in the Pineapple House project and three units in the Oak Park project. In 2007, revenue consisted of $4.0 million in revenue recognized on the Pineapple House units with purchase contracts received prior to completion of the project, which closed as agreed upon after completion of the project, $2.6 million in revenue received in the fourth quarter of 2007 upon the sale of six additional Pineapple House units, $722,000 collected from forfeited deposits, $300,000 in revenue from the sale of one Oak Park unit and $76,000 in condominium association dues received by Pineapple House Condominium Association, Inc. (“PHCA”), partially offset by the reversal of $7.2 million of previously recognized revenue on the Pineapple House project upon the notification from thirteen buyers of their intent to default on their contracts. During the year ended December 31, 2008, we had no projects under construction.

As of December 31, 2008, there was no backlog for the real estate development operation’s segment.

Operating Results

Electrical construction operations had an operating income of $1.4 million in the year ended December 31, 2008, compared to an operating income of $688,000 during the year ended December 31, 2007. Operating margins on electrical construction operations increased to 4.7% for the year ended December 31, 2008, from 2.6% for the year ended December 31, 2007. The increase in operating margins for the year ended December 31, 2008, when compared to the same period in 2007, was largely the result of improved productivity on several jobs, particularly in the fourth quarter of 2008.

Real estate development operations had an operating loss of $3.8 million in the year ended December 31, 2008, compared to an operating loss of $1.2 million in the year ended December 31, 2007, an increase of $2.6 million. This loss includes $3.2 million in valuation adjustments, consisting of the write down of $37,000 on the Oak Park inventory to in the second quarter of 2008 and the write down of $3.1 million on the Pineapple House inventory in the fourth quarter of 2008, partially offset by the improved margin on the sale of real estate inventory in the current year. The operating loss in the year ended December 31, 2007 includes $473,000 in valuation adjustments.

Costs and Expenses

Total costs and expenses, and the components thereof, increased to $36.5 million in the year ended December 31, 2008, from $30.5 million in the year ended December 31, 2007, an increase of 19.6%.

Electrical construction cost of goods sold increased to $24.3 million in the year ended December 31, 2008, from $22.9 million in the year ended December 31, 2007, an increase of 6.4%. The increase in costs reflects the increased level of construction activities.

Costs of goods sold for real estate development operations increased to $2.5 million for the year ended December 31, 2008, from $795,000 for the year ended December 31, 2007. The cost of goods sold for 2008 reflects the costs associated with the sale of units in both the Pineapple House project and the Oak Park project. The cost of goods sold for 2007 consists of $5.3 million in costs recognized on the Pineapple House and Oak Park units, which closed in the prior year and $207,000 in general costs for real estate development, offset by the reversal of $4.7 million in previously recognized costs associated with the reversal of revenue due to the defaults on the Pineapple House development, discussed above.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the years ended December 31 as indicated:

	2008	2007
Electrical construction	$360,815	$265,168
Real estate development	478,816	439,283
Corporate	2,487,134	2,574,069

Total	$3,326,765	$3,278,520

SG&A expenses remained essentially unchanged at $3.3 million for both the year ended December 31, 2008 and the year ended December 31, 2007. As a percentage of revenue, SG&A expenses decreased to 10.6% for 2008 from 12.0% in 2007, due primarily to the increase in revenue in the current year.

The following table sets forth depreciation expense for each segment for the years ended December 31 as indicated:

	2008	2007
Electrical construction	$2,993,471	$2,905,062
Real estate development	23,352	24,842
Corporate	142,575	146,601

Total	$3,159,398	$3,076,505

Depreciation expense increased 2.7% or $83,000 to $3.2 million in the year ended December 31, 2008, from $3.1 million in the year ended December 31, 2007. The increase in depreciation for 2008 was largely a result of an increase in capital expenditures in 2007 and 2006, primarily within the electrical construction segment for equipment upgrades and fleet replacement.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2008	2007
Income tax benefit	$(23,362)	$(1,195,428)
Effective income tax rate	(0.4)%	(34.2)%

Our effective tax rate for the year ended December 31, 2008 of (0.4)% differs from the statutory rate of 34.0% primarily due to the valuation allowance. Our effective tax rate for the year ended December 31, 2007 was (34.2)%, which was essentially the same as the statutory rate. The small difference is mainly due to the effect of state income taxes being offset by non-deductible expenses.

Discontinued Operations

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. In September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine formerly owned by us. Please see note 6 to the consolidated financial statements for a discussion on this matter and the related gain (loss) recognized in the years ended December 31, 2008 and 2007.

The following table sets forth summary operating results of discontinued operations for the years ended December 31 as indicated:

	For the Years Ended December 31,
	2008	2007
Provision for remediation	$(112,850)	$(29,691)

Loss from discontinued operations before income taxes	(112,850)	(29,691)
Income tax benefit	(1,828)	(11,172)

Loss from discontinued operations, net of tax	$(111,022)	$(18,519)

The following table presents our provision for income tax and effective income tax rate from discontinued operations for the years ended December 31 as indicated:

	2008	2007
Income tax benefit	$(1,828)	$(11,172)
Effective income tax rate	(1.6)%	(37.6)%

Our effective tax rate related to discontinued operations for the year ended December 31, 2008 of (1.6)% differs from the statutory rate of 34% primarily due to the valuation allowance. Our effective tax rate related to discontinued operations for the year ended December 31, 2007 of (37.6)%. The effective tax rate differs from the federal statutory rate primarily due to state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of December 31, 2008, we had cash and cash equivalents of $4.9 million and working capital of $10.9 million. In addition, we had $3.0 million in an unused revolving line of credit as of December 31, 2008, as discussed in note 10 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements. Our line of credit is provided by one regional bank and based on our conversations with representatives of the Bank, we believe we will have access to the full amount of our credit facility during 2009, if necessary.

Cash Flow Analysis

The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2008	2007
Net cash provided by operating activities	$4,444,710	$3,321,456
Net cash used in investing activities	(963,304)	(3,337,168)
Net cash used in financing activities	(2,544,039)	(2,801,275)

Net increase (decrease) in cash and cash equivalents	$937,367	$(2,816,987)

Operating Activities

Cash flows from operating activities are comprised of loss from continuing operations, adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash provided by our operating activities totaled $4.4 million in the year ended December 31, 2008, compared to cash provided of $3.3 million from operating activities for 2007. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Net cash provided by operating activities in the year ended December 31, 2008 is primarily due to the decrease in cash used within the real estate segment in the current year, as Pineapple House is completed and no new project has been started. Operating cash flows normally fluctuate relative to the status of development of projects within both the real estate and electrical construction segments.

Days of Sales Outstanding Analysis

We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts for the electrical construction segment by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the preceding three months of electrical construction revenue to determine sales per day. We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts at the end of the period by sales per day to calculate DSO for accounts receivable. To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts by sales per day.

For the years ended December 31, 2008 and 2007, our DSO for accounts receivable were 57 and 84, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 10 and 24, respectively. As of February 26, 2009, we have received 98.7% of our December 31, 2008 outstanding trade accounts receivable balance and billed 29.4% of the retainage. As of February 26, 2009, we have invoiced our customers for 98.2% of the balance in costs and estimated earnings in excess of billings as of December 31, 2008.

Investing Activities

Cash used in investing activities during the year ended December 31, 2008 was $963,000, compared to cash used of $3.3 million during 2007. Our investing activities for the years ended December 31, 2008 and 2007, consisted primarily of capital expenditures of $1.0 million and $3.5 million, respectively, partially offset by proceeds from the sale of property and equipment of $35,000 and $119,000, respectively. These capital expenditures are mainly attributed to purchases of equipment, primarily trucks and heavy machinery used by our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2009 is expected to total approximately $2.5 million, the majority of which is for the replacement of aging equipment in the electrical construction segment. These purchases will be funded through our working capital, leases and lines of credit.

Financing Activities

Cash used in financing activities during the year ended December 31, 2008 was $2.5 million, compared to cash used in financing activities of $2.8 million during 2007. Our financing activities for the current year consisted of repayments on notes payable of $1.7 million for the Pineapple House mortgage and $1.0 million on the Equipment Loan, as well as repayments on capital leases of $316,000. These were partially offset by borrowings made within the real estate segment of $488,000 to pay final billings for the Pineapple House project and finance interest accrued on the balance of the Pineapple House Mortgage. Our financing activities for the year ended December 31, 2007 consisted of repayments on notes payable of $9.6 million for the Pineapple House Mortgage and repayments of $1.0 million on the two equipment loans in the electrical construction segment. In addition, we made payments of $317,000 towards our capital lease obligations during 2007. These payments were partially offset by $6.0 million in borrowings within the real estate segment, used for completion of Phase I of the Pineapple House project and borrowings of $2.1 million in the electrical construction segment, used to purchase equipment. As of December 31, 2008, we had outstanding borrowings of $2.1 million under our $3.5 million Equipment Loan and $3.0 million under our $14.0 million Pineapple House Mortgage. On March 6, 2009, we agreed to reduce the maximum principal amount of the Pineapple House Mortgage to $3.6 million from $14 million to reduce our fees and stand-by costs, since the Company does not plan on proceeding with the next phase of Pineapple House in the near future. Accordingly, if the Company determines to proceed with the next phase Pineapple House in the future we will likely need to obtain additional financing. See notes 10 and 18 to the consolidated financial statements for more information regarding these borrowings.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Forecast

We anticipate our cash on hand, cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for at least the next twelve months. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing may be negatively impacted by factors including, but not limited to, a decline in demand for electrical construction services and/or condominiums in the markets served and general economic conditions, heightened competition, availability of construction materials, increased interest rates and adverse weather conditions.

Inflation

As a result of relatively low levels of inflation experienced during the years ended December 31, 2008 and 2007, inflation did not have a significant effect on our results.

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the level of consumer confidence; the continued weakness in the Florida condominium market; our ability to acquire land; increases in interest rates and availability of mortgage financing to our buyers; and increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather, natural disasters; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing, particularly in light of the current disruption in the credit markets. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are also set forth in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operation sections and elsewhere in this document.

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

R eport of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Goldfield Corporation:

We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Certified Public Accountants

Orlando, Florida

March 17, 2009

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$4,921,980	$3,984,613
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2008 and 2007	6,709,015	5,881,430
Remediation insurance receivable	99,375	176,827
Current portion of notes receivable	54,169	49,108
Construction inventory	—	2,218
Real estate inventory	2,323,756	7,788,739
Costs and estimated earnings in excess of billings on uncompleted contracts	1,135,290	1,658,712
Deferred income taxes	—	539,100
Income taxes recoverable	638,071	551,236
Prepaid expenses	474,660	823,294
Other current assets	15,014	20,239

Total current assets	16,371,330	21,475,516

Property, buildings and equipment, at cost, net of accumulated depreciation of $18,454,266 in 2008 and $15,643,161 in 2007	7,656,580	9,803,794
Notes receivable, less current portion	304,671	352,305

Deferred charges and other assets
Land and land development costs	710,495	710,495
Cash surrender value of life insurance	329,021	337,283
Other assets	126,437	187,613

Total deferred charges and other assets	1,165,953	1,235,391

Total assets	$25,498,534	$32,867,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,932,690	$1,984,352
Billings in excess of costs and estimated earnings on uncompleted contracts	7,564	—
Current portion of notes payable	2,096,645	5,202,466
Current portion of capital leases	320,013	315,619
Reserve for remediation	153,368	198,850

Total current liabilities	5,510,280	7,701,287
Deferred income taxes	—	346,200
Other accrued liabilities	28,423	26,894
Notes payable, less current portion	3,062,333	2,184,932
Capital leases, less current portion	259,344	579,357

Total liabilities	8,860,380	10,838,670

Commitments and contingencies
Minority interest	—	3,361
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
(Accumulated deficit) retained earnings	(3,316,719)	2,070,102
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	16,638,154	22,024,975

Total liabilities and stockholders’ equity	$25,498,534	$32,867,006

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
Revenue
Electrical construction	$29,062,099	$26,761,440
Real estate development	2,382,888	537,135

Total revenue	31,444,987	27,298,575

Costs and expenses
Electrical construction	24,337,479	22,881,363
Real estate development	2,492,060	794,612
Selling, general and administrative	3,299,687	3,278,520
Depreciation	3,159,398	3,076,505
Provision for doubtful accounts	27,078	—
Write down of real estate inventory	3,173,506	473,227
Loss on sale of assets	7,260	14,479

Total costs and expenses	36,496,468	30,518,706

Total operating loss	(5,051,481)	(3,220,131)

Other income (expenses), net
Interest income	131,889	297,837
Interest expense, net	(401,129)	(585,945)
Other income, net	21,560	13,918
Minority interest	—	(3,361)

Total other expenses, net	(247,680)	(277,551)

Loss from continuing operations before income taxes	(5,299,161)	(3,497,682)

Income tax benefit	(23,362)	(1,195,428)

Loss from continuing operations	(5,275,799)	(2,302,254)

Loss from discontinued operations, net of tax benefit of $1,828 in 2008 and $11,172 in 2007	(111,022)	(18,519)

Net loss	$(5,386,821)	$(2,320,773)

Loss per share of common stock - basic and diluted
Continuing operations	$(0.21)	$(0.09)
Discontinued operations	—	—

Net loss	$(0.21)	$(0.09)

Weighted average shares outstanding:
Basic	25,451,354	25,451,354

Diluted	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss from continuing operations	$(5,275,799)	$(2,302,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,159,398	3,076,505
Write down of inventory	3,173,506	473,227
Deferred income taxes	118,400	(720,003)
Loss on sale of assets	7,260	14,479
Minority interest	(3,361)	3,361
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	(827,585)	(972,919)
Contracts receivable	—	10,623,909
Construction inventory	2,218	214,771
Real estate inventory	2,291,477	(7,460,555)
Costs and estimated earnings in excess of billings on uncompleted contracts	523,422	700,026
Residential properties under construction	—	3,784,165
Income taxes recoverable	(86,835)	(241,314)
Prepaid expenses and other assets	415,035	(471,962)
Accounts payable and accrued liabilities	944,562	(3,429,810)
Billings in excess of costs and estimated earnings on uncompleted contracts	7,564	(24,444)

Net cash provided by operating activities of continuing operations	4,449,262	3,267,182
Net cash (used in) provided by operating activities of discontinued operations	(4,552)	54,274

Net cash provided by operating activities	4,444,710	3,321,456

Cash flows from investing activities
Proceeds from disposal of property and equipment	34,576	118,731
Proceeds from notes receivable	42,573	47,449
Purchases of property and equipment	(1,048,715)	(3,487,789)
Cash surrender value of life insurance	8,262	(15,559)

Net cash used in investing activities of continuing operations	(963,304)	(3,337,168)

Cash flows from financing activities
Proceeds from notes payable	487,631	8,127,103
Repayments on notes payable	(2,716,051)	(10,611,218)
Repayments on capital leases	(315,619)	(317,160)

Net cash used in financing activities of continuing operations	(2,544,039)	(2,801,275)

Net increase (decrease) in cash and cash equivalents	937,367	(2,816,987)
Cash and cash equivalents at beginning of year	3,984,613	6,801,600

Cash and cash equivalents at end of year	$4,921,980	$3,984,613

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$219,229	$471,380
Income taxes paid	—	16,499

Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	5,305	60,342

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007

			Additional Paid-in			Total Stockholders’
	Common Stock			Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance at December 31, 2006	27,813,772	$2,781,377	$18,481,683	$4,390,875	$(1,308,187)	$24,345,748
Loss from continuing operations	—	—	—	(2,302,254)	—	(2,302,254)
Loss from discontinued operations, net of tax	—	—	—	(18,519)	—	(18,519)

Balance at December 31, 2007	27,813,772	2,781,377	18,481,683	2,070,102	(1,308,187)	22,024,975
Loss from continuing operations	—	—	—	(5,275,799)	—	(5,275,799)
Loss from discontinued operations, net of tax	—	—	—	(111,022)	—	(111,022)

Balance at December 31, 2008	27,813,772	$2,781,377	$18,481,683	$(3,316,719)	$(1,308,187)	$16,638,154

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies

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

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2008, the Company no longer has a controlling interest in the Pineapple House Condominium Association, Inc. (“PHCA”) due to the sales of additional condominium units during 2008 and, accordingly, currently accounts for this investment under the equity method of accounting. As of December 31, 2007, the Company held a controlling interest in PHCA and the condominium owners’ interest in PHCA activities are recorded in minority interest.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operation. As of December 31, 2008 and 2007, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

Property, Buildings, Equipment and Depreciation

Property, buildings and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation on property, buildings and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are depreciated on a straight-line basis over the estimated useful life of the assets.

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

Electrical Construction Revenue

The Company accepts contracts on a fixed price, unit price and service agreement basis. Revenue from fixed price construction contracts are recognized on the percentage-of-completion method measured by the ratio of costs incurred to date to the estimated total costs to be incurred for each contract. Revenue from unit price contracts and service agreements are recognized as services are performed. Unit price contracts are billed at an agreed upon price per unit of work performed. Revenue from service agreements are billed on either a man-hour or man-hour plus equipment basis. Terms of the Company’s service agreements may extend for a period of up to five years.

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

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.

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

Real Estate Revenue

All revenue associated with real estate development projects that meet the criteria specified by SFAS No. 66, “Accounting for Sales of Real Estate,” is recognized using the percentage-of-completion method. Under this method, revenue is recognized when (1) construction is beyond a preliminary stage, (2) a substantial percentage (at least one-third) of the condominiums are under firm, non-refundable contracts, except in the case of non-delivery of the unit or interest, (3) sufficient units have already been sold to assure that the entire property will not revert to rental property, consideration is given to the requirements of state laws, the condominium contract, and the terms of the financing agreements, (4) collection of the sales price is reasonably assured, (5) deposits equal or exceed 10% of the contract price, and (6) sales proceeds and costs can be reasonably estimated. The Company determines that construction is beyond a preliminary stage when engineering and design work, execution of construction contracts, site clearance and preparation, excavation, and the building foundation are complete. Deposit forfeitures are included in real estate revenue and recognized upon receipt.

In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 requires condominium sales to meet the continuing involvement criterion of SFAS No. 66 in order for profit to be recognized under the percentage-of-completion method. EITF No. 06-8 became effective as of January 1, 2008. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. The effect of this EITF No. 06-8 was not material to the consolidated financial statements, as there are no projects currently under construction. If the Company is unable to meet the requirements of EITF No. 06-8 on future projects, it will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met.

Inventory

Construction inventory, which consists of specifically identified condominium construction materials or electrical construction materials, is stated at the lower of cost or market.

Real estate inventory, which consists of completed condominium units held for sale, is carried at the lower of cost or fair value, less cost to sell. In accordance with SFAS No. 144, real estate inventory considered held for sale, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value.

In estimating the cash flows for completed condominium units, the Company uses various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within its market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated increases in future sales prices based upon historical sales prices of the units within the project or historical sales prices of similar product offerings in its market. The Company’s determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining units in the Pineapple House project the Company used a discount rate of 18%.

The Company estimates fair values of inventory evaluated for impairment under SFAS No. 144 based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or the assumptions change. For example, further market deterioration or changes in the assumptions may lead to the Company incurring additional impairment charges on previously impaired inventory.

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

Executive Long-term Incentive Plan

The Company accounts for employee stock options in accordance with SFAS No. 123(R), “Share-Based Payment.” Under SFAS No. 123(R) stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the grantees’ requisite service period. The Company has not issued stock options in 2008 or 2007 and all previously issued common stock options were exercised prior to December 31, 2005. Therefore, the Company has no compensation expense for stock options for the years ended December 31, 2008 or 2007. See note 13 –The Goldfield Corporation 1998 Executive Long-term Incentive Plan for additional information.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, estimated cost to complete real estate development projects in progress, fair value of real estate inventory, recoverability of deferred tax assets and the adequacy of the provision for remediation.

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

Financial instruments mainly within the electrical construction operations which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable and accrued billings in the amount of $6.7 million and $5.9 million as of the years ended December 31, 2008 and 2007, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts. As of December 31, 2008 and 2007, upon its review, management determined it was not necessary to record an additional allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

As of December 31, 2008 and 2007, there were no financial instruments within the real estate development operations which potentially subject the Company to concentrations of credit risk.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measures but its provisions apply when fair value measurements are performed as required or permitted under other accounting pronouncements. In February 2008, the FASB approved FASB Staff Position (“FSP”) No.157-2, “Effective Date of FASB statement No. 157”, which grants a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Based on the guidance provided by FSP No. 157-2, the Company has only partially implemented the guidance promulgated under SFAS No. 157 as of January 1, 2008, which for the Company affects financial assets and liabilities recognized at fair value on a recurring basis. SFAS No. 157 was not applied during 2008 to non-financial assets and liabilities. The Company has no material financial assets or liabilities, or material non-financial assets or liabilities recognized at fair value on a recurring basis, which were impacted by the adoption of SFAS No. 157 during 2008. In the current year, the Company does have material non-financial assets measured at fair value on a non-recurring basis, primarily consisting of real estate inventory. SFAS No. 157 was not applied to these assets because of the deferral under the FSP. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position and results of operations and the Company does not expect there to be a material impact to the financial statements when it fully applies the provisions of SFAS No. 157 beginning January 1, 2009.

Note 2 – Contracts Receivable

Contracts receivable represents the amount of revenue recognized in the real estate segment using the percentage-of-completion method for condominium units under firm contract. As of both December 31, 2008 and 2007, there were no outstanding contracts receivable. As of December 31, 2008 and 2007, $0 and $25,000, respectively, of non-refundable earnest money deposits was held by a third party, for the Pineapple House project.

The Company’s real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

Note 3 – Inventory

As of December 31, 2008, the Company has fourteen completed condominium units held for sale within the Pineapple House project compared to eighteen at December 31, 2007. In addition, as of December 31, 2008, the Company had no remaining condominium units held for sale within its Oak Park project, compared to three at December 31, 2007.

For the years ended December 31, 2008 and 2007, management reviewed the real estate inventory for impairment, in accordance with SFAS No. 144. In estimating the fair value of the real estate inventory, various estimates are used such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have an impact on the community, competition within the market, historical sales rates or the estimated impact of pricing reductions and sales incentives and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of similar units or historical sales prices of similar product offerings in the market. For the year ended December 31, 2008, the Company recorded asset impairment losses of $3.2 million, consisting of the write down of $37,000 on the Oak Park inventory in the second quarter of 2008 and the write down of $3.1 million on the Pineapple House inventory in the fourth quarter of 2008. For the year ended December 31, 2007, the Company recorded asset impairment losses of $473,000, related to the Pineapple House condominium units.

The determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining units in the Pineapple House project the Company used a discount rate of 18%. The Company estimates fair values of inventory evaluated for impairment based on market conditions and assumptions made by management at the time the inventory is evaluated, which may differ materially from actual results if market conditions or our assumptions change. For example, further market deterioration or changes in these assumptions may lead the Company to incur additional impairment charges on previously impaired inventory.

Note 4 – Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 for the years as indicated:

	2008	2007
Costs incurred on uncompleted contracts	$9,422,376	$13,676,627
Estimated earnings	1,705,754	1,308,515

	11,128,130	14,985,142
Less billings to date	10,000,404	13,326,430

Total	$1,127,726	$1,658,712

Included in the balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,135,290	$1,658,712
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,564)	—

Total	$1,127,726	$1,658,712

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $254,000 and $1.1 million at December 31, 2008 and 2007, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 5 – Income Taxes

The following table presents the income tax provision (benefit) from continuing operations for the years ended December 31 as indicated:

	2008	2007
Current
Federal	$(188,762)	$(486,395)
State	47,000	10,970

	(141,762)	(475,425)

Deferred
Federal	106,795	(547,025)
State	11,605	(172,978)

	118,400	(720,003)

Total	$(23,362)	$(1,195,428)

The following table presents the total income tax provision (benefit) for the years ended December 31 as indicated:

	2008	2007
Continuing operations	$(23,362)	$(1,195,428)
Discontinued operations	(1,828)	(11,172)

Total	$(25,190)	$(1,206,600)

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities for the years ended December 31 as indicated:

	2008	2007
Deferred tax assets:
Accrued vacations and bonuses	$133,747	$108,035
Contingent salary payments recorded as goodwill for tax purposes	6,666	9,998
Remediation provision	57,712	74,827
Net operating loss carryforward	175,784	85,856
Accrued warranty costs	2,802	42,067
Alternative minimum tax credit carryforward	788,217	512,246
Accrued workers’ compensation	2,666	79
Capitalized bidding costs & inventory adjustments	1,524,905	297,860
Allowance for doubtful accounts	—	8,859
Accrued lease expense	10,678	10,120
Accrued percentage-of-completion loss	10,352	—
Other	10,972	7,579

Total deferred tax assets	2,724,501	1,157,526
Valuation allowance	(1,938,920)	—

Total deferred tax assets after valuation allowance	785,581	1,157,526

Deferred tax liabilities:
Remediation receivable	(17,075)	(270)
Deferred gain on installment notes	(49,524)	(53,632)
Tax depreciation in excess of financial statement depreciation	(718,982)	(910,665)

Total deferred tax liabilities	(785,581)	(964,567)

Total net deferred tax assets	$—	$192,959

At December 31, 2008, the Company had an alternative minimum tax credit carryforward of approximately $788,000, which is available to reduce future federal income taxes over an indefinite period and inventory adjustments of $1.5 million, which will be recognized mainly as condominium units are sold. At December 31, 2008, the Company had net operating loss carryforwards from Florida of $2.4 million available to offset future taxable income from Florida, which if unused will expire in 2027 and 2028.

SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a valuation allowance against our deferred tax assets totaling $1.9 million during the fourth quarter of 2008. Our cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. The net deferred tax asset valuation allowance was $1.9 million as of December 31, 2008, compared to $0 as of December 31, 2007. The minimum amount of future taxable income required to be generated to fully realize deferred tax assets is approximately $7.0 million.

The following table presents the differences between the Company’s effective income tax rate (benefit) and the federal statutory rate (benefit) on its income from continuing operations for the years ended December 31 as indicated:

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	(2.8)	(3.1)
Other non-deductible expenses	1.1	1.6
Valuation allowance	36.6	—
Other	(1.3)	1.3

Total	(0.4)%	(34.2)%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$39,568
Increase from prior years’ tax positions	4,748
Decrease from settlements with taxing authority	(9)

Balance at December 31, 2008	$44,307

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. The Company had accrued $9,000 for the payment of interest and penalties as of both December 31, 2008 and 2007.

Note 6 – Discontinued Operations

Commitments and Contingencies Related to Discontinued Operations

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. On September 8, 2003, the United States Environmental Protection Agency (“EPA”) issued a special notice letter notifying the Company that it is a potentially responsible party (“PRP”), along with three other parties, with respect to investigation and removal activities at the Anderson Calhoun Mine/Mill Site (the “Site”) in Stevens County, Washington.

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

On or about September 10, 2008, EPA issued a letter to the Company demanding payment of certain costs previously incurred by EPA and including a settlement proposal whereby the Company and Combustion Engineering, Inc. would settle with EPA through a cash payment and EPA would look solely to Blue Tee Corporation to implement the removal action set forth in the EE/CA Report. A revised settlement proposal with substantially similar terms was issued by the EPA on February 25, 2009. The Company understands that other PRPs received similar letters, including Combustion Engineering, Inc., Blue Tee Corporation and Washington Resources, Inc. (the current owner of the mineral estate at the Site). The terms of any settlement with EPA (and other PRPs) are currently under negotiation. The Company’s portion of a settlement with the EPA would not be expected to have any material adverse effect on the Company’s financial position. EPA’s settlement offer is based, in part, on the agency’s acceptance of the Company’s representations to the effect that it is a minimal contributor to the hazardous substances that are the subject of the environmental investigation and removal action. The Company anticipates that the settlement process will be concluded during the second quarter of 2009. Notwithstanding a settlement with EPA, the party that implements the removal action at the Site may, in theory, seek cost recovery from other PRPs at the Site. The Company believes, however, under the facts of this matter, that any such contribution claim against the Company would be resolved favorably in light of the Company’s previous contributions to the response action and the Company’s minimal role in the generation of the hazardous substances that are the subject of the response action at the Site.

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

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the years ended December 31, 2008 and 2007, the Company was reimbursed $4,000 and $121,000, respectively. As of December 31, 2008, the Company has received $363,000 from Insurer No. 1, which represents 72% of the Company’s insurable costs incurred from the inception of this matter through December 31, 2008. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the years ended December 31, 2008 and 2007, the Company was reimbursed $1,000 and $94,000, respectively, from Insurer No. 2. As of December 31, 2008, the Company has received $95,000 from Insurer No. 2, which represents 19% of its insurable costs incurred from the inception of this matter through December 31, 2008. As of December 31, 2008 and 2007, the balance of the receivable for estimated future insurance reimbursements was $99,000 and $177,000, respectively. For the year ended December 31, 2008, the Company recorded a decrease to the receivable for estimated future insurance reimbursements in the amount of $73,000 and has recorded this as an increase to its net expense within discontinued operations. For the year ended December 31, 2007, the Company recorded an increase to the receivable for estimated future insurance reimbursements in the amount of $62,000 and has recorded this as a reduction to its net expense within discontinued operations. The Company will record any change to its estimated insurance reimbursements as a change to its net expense within discontinued operations. The Company cannot predict the extent to which costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and SOP No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. As of December 31, 2008 and 2007, the cumulative net expense was $174,000 and $61,000, respectively. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA study, the anticipated professional fees associated with the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of December 31, 2008 and 2007, the Company has recorded a reserve balance for future professional fees, remediation procedures and other applicable costs of $153,000 and $199,000, respectively, (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

The following table sets forth certain operating results of the discontinued operations for the years ended December 31 as indicated:

	2008	2007
Provision for remediation	$(112,850)	$(29,691)

Loss from discontinued operations before income taxes	(112,850)	(29,691)

Income tax benefit	(1,828)	(11,172)

Loss from discontinued operations, net of tax	$(111,022)	$(18,519)

The following table presents our provision for income tax and effective income tax rate from discontinued operations for the years ended December 31 as indicated:

	2008	2007
Income tax benefit	$(1,828)	$(11,172)

Effective income tax rate	(1.6)%	(37.6)%

The Company’s effective tax rate related to discontinued operations for the year ended December 31, 2008 of (1.6)% differs from the federal statutory rate of 34% primarily due to the valuation allowance. The Company’s effective tax rate related to discontinued operation for the year ended December 31, 2007 of (37.6)% differs from the federal statutory rate primarily due to state income taxes.

The following table presents the assets and liabilities of discontinued operations for the years ended December 31 as indicated:

	2008	2007
Remediation insurance receivable	$99,375	$176,827

Reserve for remediation	$153,368	$198,850

Note 7 – Property, Buildings and Equipment

The following table presents the balances of major classes of properties for the years ended December 31 as indicated:

	Estimated useful lives in years	2008	2007
Land	—	$196,802	$196,802
Buildings	30 - 40	1,572,055	1,572,055
Leasehold improvements	7	136,345	136,345
Machinery and equipment	3 - 10	24,205,644	23,496,295
Construction in progress		—	45,458

Total		26,110,846	25,446,955
Less accumulated depreciation and amortization		18,454,266	15,643,161

Net properties, buildings and equipment		$7,656,580	$9,803,794

Management reviews the net carrying value of all properties, buildings and equipment on a regular basis. As a result of such review, no impairment write-down was considered necessary during the years ended December 31, 2008 and 2007.

Note 8 – 401 (k) Employee Benefits Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 75% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $141,000 and $123,000 for the years ended December 31, 2008 and 2007, respectively.

Note 9 – Accounts Payable and Accrued Liabilities

The following table presents the accounts payable and accrued liabilities for the years ended December 31 as indicated:

	2008	2007
Accounts payable	$2,357,215	$1,345,478
Accrued bonus	174,224	114,797
Accrued payroll costs	267,580	261,827
Other accrued expenses	133,671	262,250

Total	$2,932,690	$1,984,352

Note 10 – Notes Payable and Capital Leases

Notes Payable

As of December 31, 2008, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan was renewed on November 25, 2008, on the existing terms, which include interest payable monthly at an annual rate equal to Monthly LIBOR rate plus one and eight-tenths percent (3.71% as of December 31, 2008) and is now due and payable on November 28, 2009, unless extended by the Bank at its discretion. As of December 31, 2008 and December 31, 2007, there were no borrowings outstanding under the Working Capital Loan.

As of December 31, 2008, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank are parties to a loan agreement for a revolving line of credit loan for a maximum principal amount of $14.0 million to be used by Pineapple House to fund the construction of residential condominium units (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (3.76% and 7.09% as of December 31, 2008 and December 31, 2007, respectively). The maturity date of the Pineapple House Mortgage is May 18, 2010, unless extended by the Bank at its discretion. At the Bank’s option, the loan may be extended for one eighteen-month period upon payment of a fee to the Bank in connection with the extension. This extension does not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Since the Company does not plan on proceeding with the next phase of Pineapple House in the near future, it has negotiated with the Bank to reduce the Pineapple House Mortgage to $3.6 million from $14.0 million, effective March 6, 2009 (see note 18). The fees and stand-by costs of maintaining this entire $14.0 million mortgage are expected to exceed the costs of replacing it at a later date. Borrowings outstanding under this agreement were $3.0 million and $4.3 million as of December 31, 2008 and December 31, 2007, respectively. The loan is secured by a Mortgage and Security Agreement.

As of December 31, 2008, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (3.71% and 7.04% as of December 31, 2008 and December 31, 2007, respectively). The maturity date of the loan is December 13, 2010. Southeast Power made monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power pays monthly installments of principal, in addition to interest on the principal balance outstanding, until maturity. Borrowings outstanding under this loan agreement were $2.1 million and $3.1 million as of December 31, 2008 and December 31, 2007, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The Company was in compliance with all such covenants as of December 31, 2008.

Interest costs related to the construction of condominiums are capitalized. During the years ended December 31, 2008 and 2007, the Company capitalized interest costs of $0 and $384,000, respectively.

Capital Leases

The Company enters into non-cancelable capital leases for the acquisition of certain machinery and equipment needs. Under the current capital leases, ownership transfers to the Company at the end of the lease term. No restrictions are imposed by the lease agreements regarding additional debt or further leasing. As of December 31, 2008, the cost and accumulated depreciation of equipment under capital leases amounted to $1.3 million and $652,000 respectively. As of December 31, 2007, the cost and accumulated depreciation of equipment under capital leases amounted to $1.4 million and $421,000 respectively. Remaining principal balance under these lease agreements was $579,000 as of December 31, 2008. Depreciation for assets under capital leases is included in depreciation expense.

The schedule of payments of the notes payable and capital leases as of December 31, 2008 is as follows:

2009	$2,451,845
2010	3,320,459
2011	11,139

Total payments of debt	5,783,443
Less: Amount representing interest on capital leases	(45,108)

Total net payments	$5,738,335

Note 11 – Commitments and Contingencies

Operating Leases

The Company leases its principal office space under a seven-year non-cancelable operating lease. Within the provisions of the office lease, there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. The Company also leases office equipment under operating leases that expire over the next four years. The Company’s leases require payments of property taxes, insurance and maintenance costs in addition to the rent payments. Additionally, the Company leases several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement. The Company recognizes rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 are as follows:

2009	$153,367
2010	158,370
2011	161,499
2012	42,075

Total minimum operating lease payments	$515,311

Total rent expense for the operating leases were $149,000 and $142,000 for the years ended December 31, 2008 and 2007, respectively.

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2008, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $15.6 million.

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

Note 13 – The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan (the “Plan”), which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. The options must be exercised within 10 years of the date of grant. As of December 31, 2008 there were 315,000 shares available for grant under the Plan.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R) and its related implementation guidance in accounting for stock-based employee compensation arrangements. SFAS No. 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS No. 123(R) also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period), net of estimated forfeitures. However, the Company has not issued any stock options during the years ended December 31, 2008 or 2007 and all previously awarded stock options were exercised prior to December 31, 2005.

Note 14 – Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.

As of December 31, 2008 and 2007, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2008 and 2007, respectively.

Note 15 – Common Stock Repurchase Plan

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on September 18, 2008, permits the purchase of up to 3,500,000 shares until September 30, 2009. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2008 and December 31, 2007. As of December 31, 2008, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 16 – Related Party Transaction

On November 30, 2007, the Company sold a condominium to the Chief Executive Officer of the Company at the current offering price of $474,900 for cash. This transaction was approved by the Audit Committee of the Company’s Board of Directors and was made under the same terms and conditions as would be given to an unrelated party.

Note 17 – Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information as of December 31 for the years indicated:

	2008	2007
Continuing operations:
Revenues
Electrical construction	$29,062,099	$26,761,440
Real estate development	2,382,888	537,135

	31,444,987	27,298,575

Operating expenses
Electrical construction	27,698,940	26,073,367
Real estate development	6,167,734	1,731,964
Corporate	2,629,794	2,713,375

	36,496,468	30,518,706

Operating income (loss)
Electrical construction	1,363,159	688,073
Real estate development	(3,784,846)	(1,194,829)
Corporate	(2,629,794)	(2,713,375)

	(5,051,481)	(3,220,131)

Other income (expenses), net
Electrical construction	(144,287)	(231,826)
Real estate development	(168,819)	(157,490)
Corporate	65,426	111,765

	(247,680)	(277,551)

Net income (loss) before taxes
Electrical construction	1,218,872	456,247
Real estate development	(3,953,665)	(1,352,319)
Corporate	(2,564,368)	(2,601,610)

	$(5,299,161)	$(3,497,682)

Identifiable assets:
Electrical construction	$19,779,954	$19,844,016
Real estate development	3,774,333	9,356,294
Corporate	1,844,872	3,489,869
Discontinued operations	99,375	176,827

Total	$25,498,534	$32,867,006

Capital expenditures:
Electrical construction	$1,041,531	$3,359,896
Real estate development	2,668	638
Corporate	4,516	127,255

Total	$1,048,715	$3,487,789

Depreciation:
Electrical construction	$2,993,471	$2,905,062
Real estate development	23,352	24,842
Corporate	142,575	146,601

Total	$3,159,398	$3,076,505

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

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows for the years ended December 31 as indicated:

	2008		2007
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Customer A	$6,903	22	$3,646	13
Customer B	3,982	13	4,552	17
Customer C	3,851	12	—	—
Customer D	—	—	4,925	18
Customer E	—	—	3,555	13
Customer F	—	—	2,984	11

The real estate development operations did not have sales, from any one customer, which exceeded 10% of total sales for each of the years ended December 31, 2008 and 2007.

Sales by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2008		2007
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Transmission	$19,684	62	$24,500	90
Fiber Optics	9,046	29	2,116	8
Miscellaneous	332	1	146	—

Total	29,062	92	26,762	98

Real estate development:
Condominium sales	2,383	8	537	2

Total	2,383	8	537	2
Total Sales	$31,445	100	$27,299	100

Note 18 – Subsequent Events

On March 6, 2009, Pineapple House, the Company, Southeast Power and the Bank reduced the maximum principal amount of the Pineapple House Mortgage to $3.6 million from $14.0 million. Since the Company does not plan on proceeding with the next phase of Pineapple House in the near future, it has negotiated this reduction with the Bank. The fees and stand-by costs of maintaining this entire $14.0 million mortgage are expected to exceed the costs of replacing it at a later date. The balance outstanding on the Pineapple House Mortgage at the time of this amendment was $3.0 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in internal controls

No changes in our internal controls over financial reporting occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that the objectives of the disclosure control system were met.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the directors of the Company will be contained under the heading “Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, which information is incorporated herein by reference.

Our executive officers are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	61
Stephen R. Wherry, Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	50
(1) As of February 28, 2009

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

Audit Committee

Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2009 Proxy Statement, which information is incorporated herein by reference.

Item 11. Executive Compensation.

Information concerning executive compensation will be contained under “Executive Compensation” in our 2009 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership will be contained under “Ownership of Voting Securities by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2009 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Election of Directors” in our 2009 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2009 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

(3) Exhibits

The following exhibits are required pursuant to Item 601 of Regulation S-K:

3-1	Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

3-2	Amended and Restated By-Laws of the Company are hereby incorporated by reference to Exhibit 3-1 of the Company’s Current Report on Form 8-K dated December 11, 2007, heretofore filed with the Commission (file No. 1-7525).

4-1	Specimen copy of Company’s Common Stock certificate is hereby incorporated by reference to Exhibit 4-5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

4-2	The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to Exhibit 4-3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, heretofore filed with the Commission (file No. 1-7525).

4-3	The Rights Agreement between The Goldfield Corporation and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4-1 of the Company’s Form 8-A dated September 19, 2002, heretofore filed with the Commission (file No. 1-7525).

10-1(a)	Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

10-1(b)	Letter dated January 23, 2009 from John H. Sottile to the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 10, 2009, heretofore filed with the Commission (file No. 1-7525).

10-2	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

10-3	Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

10-4	The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

10-5(a)	Loan Agreement, dated August 26, 2005, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-5(b)	Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-5(c)	Amendment to Loan Agreement, dated March 14, 2006, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(d)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No.1-7525).

10-5(e)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(f)	Renewal Revolving Line of Credit Promissory Note of the Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No. 1-7525).

10-5(g)	Allonge to Promissory Note of the Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-5(h)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 25, 2008, heretofore filed with the Commission (file No. 1-7525).

10-6(a)	Loan Agreement, dated August 26, 2005, among Southeast Power Corporation, The Goldfield Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-6(b)	Revolving Line of Credit Promissory Note among Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-6(c)	Security Agreement, dated August 26, 2005, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No.1-7525).

10-7(a)	Loan Agreement for Construction and Other Matters, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-7(b)	Mortgage and Security Agreement, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-7(c)	Revolving Line of Credit Promissory Note, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-7(d)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-7(e)	Allonge to Promissory Note of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-7(f)	Mortgage Modification/Extension Agreement of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-7 (g)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, heretofore filed with the Commission (file No. 1-7525).

10-7 (h)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $3.6 million (formerly $14.0 million) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 10, 2009, heretofore filed with the Commission (file No. 1-7525).

10-8(a)	Unconditional Guaranty of The Goldfield Corporation, dated July 13, 2006, relating to Leases of up to $4.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-8(b)	Form of Lease Agreement is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-9(a)	Loan Agreement, dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-9(b)	Revolving Line of Credit Promissory Note of Southeast Power Corporation relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-9(c)	Guaranty, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-9(d)	Security Agreement, dated July 13, 2006, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 14 to the consolidated financial statements.

14	The Goldfield Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers is hereby incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, heretofore filed with the Commission (file No. 1-7525).

*21	Subsidiaries of Registrant

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION

By	/s/ JOHN H. SOTTILE
(John H. Sottile)
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2009.

Signature	Title

/s/ JOHN H. SOTTILE	Chairman of the Board, President and,
(John H. Sottile)	Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY	Senior Vice President, Chief Financial Officer,
(Stephen R. Wherry)	Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

*	Director
(Thomas E. Dewey, Jr.)

*	Director
(Harvey C. Eads, Jr.)

*	Director
(John P. Fazzini)

*	Director
(Danforth E. Leitner)

*	Director
(Al Marino)

*	Director
(Dwight W. Severs)

*By:	/s/ JOHN H. SOTTILE
John H. Sottile
Attorney-in-Fact