Form 10-Q
period 2009-03-31
GOLDFIELD CORP
filed 2009-05-14
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No   ☒

The number of shares the Registrant’s Common Stock outstanding as of May 8, 2009 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$4,752,800	$4,921,980
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2009 and 2008	5,509,274	6,709,015
Remediation insurance receivable	89,457	99,375
Current portion of notes receivable	44,706	54,169
Construction inventory	2,571	—
Real estate inventory	2,323,756	2,323,756
Costs and estimated earnings in excess of billings on uncompleted contracts	1,714,296	1,135,290
Income taxes recoverable	262,586	638,071
Prepaid expenses	1,027,859	474,660
Other current assets	26,584	15,014

Total current assets	15,753,889	16,371,330

Property, buildings and equipment, at cost, net of accumulated depreciation of $19,213,811 in 2009 and $18,454,266 in 2008	7,829,527	7,656,580
Notes receivable, less current portion	300,095	304,671

Deferred charges and other assets
Land and land development costs	662,219	710,495
Cash surrender value of life insurance	323,177	329,021
Other assets	129,608	126,437

Total deferred charges and other assets	1,115,004	1,165,953

Total assets	$24,998,515	$25,498,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,386,292	$2,932,690
Billings in excess of costs and estimated earnings on uncompleted contracts	—	7,564
Current portion of notes payable	2,126,693	2,096,645
Current portion of capital leases	326,521	320,013
Reserve for remediation	125,163	153,368

Total current liabilities	4,964,669	5,510,280
Other accrued liabilities	28,539	28,423
Notes payable, less current portion	2,780,374	3,062,333
Capital leases, less current portion	175,233	259,344

Total liabilities	7,948,815	8,860,380

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(2,905,173)	(3,316,719)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	17,049,700	16,638,154

Total liabilities and stockholders’ equity	$24,998,515	$25,498,534

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue
Electrical construction	$8,900,868	$6,832,183
Real estate development	—	492,341

Total revenue	8,900,868	7,324,524

Costs and expense
Electrical construction	6,773,985	5,634,741
Real estate development	47,287	476,983
Selling, general and administrative	873,605	978,999
Depreciation	760,189	855,573
Gain on sale of assets	—	3,617

Total costs and expense	8,455,066	7,949,913

Total operating income (loss)	445,802	(625,389)

Other income (expense), net
Interest income	8,865	30,485
Interest expense	(46,590)	(125,044)
Other income, net	13,102	6,957
Minority interest expense	—	(3,196)

Total other expense, net	(24,623)	(90,798)

Income (loss) from continuing operations before income taxes	421,179	(716,187)

Income tax expense (benefit)	9,633	(245,743)

Net income (loss)	$411,546	$(470,444)

Income (loss) per share of common stock—basic and diluted	$0.02	$(0.02)

Weighted average number of common shares outstanding—basic and diluted	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss) from continuing operations	$411,546	$(470,444)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	760,189	855,573
Deferred income taxes	—	(72,800)
Gain on sale of property and equipment	—	3,617
Minority interest	—	3,196
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	1,199,741	867,233
Construction inventory	(2,571)	2,218
Real estate inventory	—	425,544
Costs and estimated earnings in excess of billings on uncompleted contracts	(579,006)	(6,399)
Land and land development costs	48,276	—
Income taxes recoverable	375,485	(174,574)
Prepaid expenses and other assets	(567,940)	(455,346)
Accounts payable and accrued liabilities	(612,748)	761,394
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,564)	4,072

Net cash provided by operating activities of continuing operations	1,025,408	1,743,284
Net cash used in operating activities of discontinued operations	(18,287)	(15,592)

Net cash provided by operating activities	1,007,121	1,727,692

Cash flows from investing activities
Proceeds from the disposal of property and equipment	—	28,376
Proceeds from notes receivable	14,039	8,626
Purchases of property and equipment	(866,670)	(782,216)
Cash surrender value of life insurance	5,844	7,209

Net cash used in investing activities of continuing operations	(846,787)	(738,005)

Cash flows from financing activities
Proceeds from notes payable	19,437	59,960
Repayments on notes payable	(271,348)	(674,047)
Repayments on capital leases	(77,603)	(83,312)

Net cash used in financing activities of continuing operations	(329,514)	(697,399)

Net (decrease) increase in cash and cash equivalents	(169,180)	292,288
Cash and cash equivalents at beginning of period	4,921,980	3,984,613

Cash and cash equivalents at end of period	$4,752,800	$4,276,901

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$26,317	$65,983
Income taxes paid	—	1,631

Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	66,466	1,856

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended March 31, 2009

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

Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2008, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), “Business Combinations,” which was effective for the Company on January 1, 2009. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of SFAS No. 141R did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which was effective for the Company on January 1, 2009. SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measures but its provisions apply when fair value measurements are performed as required or permitted under other accounting pronouncements. SFAS No. 157 was effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB approved FASB Staff Position (“FSP”) No.157-2, “Effective Date of FASB statement No. 157”, which granted a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Based on the guidance provided by FSP No. 157-2, the Company partially implemented the guidance promulgated under SFAS No. 157 as of January 1, 2008, which for the Company affected financial assets and liabilities recognized at fair value on a recurring basis. SFAS No. 157 was not applied during 2008 to non-financial assets and liabilities. SFAS No. 157 was fully adopted by the Company on January 1, 2009. The Company has no material financial assets or liabilities, or material non-financial assets or liabilities recognized at fair value on a recurring basis. The Company does have material non-financial assets measured at fair value on a non-recurring basis, primarily consisting of real estate inventory. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

Note 2 – Inventory

Construction inventory, which consists of specifically identified condominium construction materials or electrical construction materials, is stated at the lower of cost or market. As of March 31, 2009, all construction inventory consisted of electrical construction materials.

Real estate inventory, which consists of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. As of both March 31, 2009 and December 31, 2008, the Company had fourteen completed condominium units within the Pineapple House project.

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

Note 3 – Notes Payable

As of March 31, 2009, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”), have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan terms include interest payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (2.30% and 3.71% as of March 31, 2009 and December 31, 2008, respectively) and is due and payable on November 28, 2009, unless extended by the Bank at its discretion. As of March 31, 2009 and December 31, 2008, there were no borrowings outstanding under the Working Capital Loan.

As of March 31, 2009, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank, are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.6 million (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (2.35% and 3.76% as of March 31, 2009 and December 31, 2008, respectively). The maturity date of the Pineapple House Mortgage is May 18, 2010, unless extended by the Bank at its discretion. At the Bank’s option, the loan may be extended for one eighteen-month period upon payment of a fee to the Bank in connection with each extension. This extension does not necessarily provide for future advances, but solely for extension and preservation of the commitment related to the construction of a second and third building on the Pineapple House site. Borrowings outstanding under this agreement were $3.0 million as of both March 31, 2009 and December 31, 2008. The loan is secured by a Mortgage and Security Agreement.

As of March 31, 2009, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (2.30% and 3.71% as of March 31, 2009 and December 31, 2008, respectively). The maturity date of the loan is December 13, 2010. Southeast Power pays monthly installments of principal and interest of $94,605, until maturity. Borrowings outstanding under this loan agreement were $1.9 million and $2.1 million as of March 31, 2009 and December 31, 2008, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants, all of which the Company was in compliance with as of March 31, 2009.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

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

On January 8, 2007, the Company, together with Combustion Engineering and Blue Tee Corp., submitted to EPA (and other federal and state regulatory agencies) a Draft Final Engineering Evaluation/Cost Analysis Report (“EE/CA Report”). In April of 2007, the EPA approved as final the EE/CA Report for the Site. The EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the Site.

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

On or about September 10, 2008, EPA issued a letter to the Company demanding payment of certain costs previously incurred by EPA and including a settlement proposal whereby the Company and Combustion Engineering, Inc. would settle with EPA through a cash payment and EPA would look solely to Blue Tee Corporation to implement the removal action set forth in the EE/CA Report. On March 18, 2009, the Company, along with Combustion Engineering, accepted a Settlement Agreement proposed by EPA wherein the parties agree to jointly pay EPA the sum of $357,000 in exchange for a covenant not to sue from EPA relating to the Site, along with other protections and subject to various terms and conditions as set forth more fully in the Settlement Agreement. EPA is currently attempting to secure final approval of the Settlement Agreement with EPA headquarters and the U.S. Department of Justice. It is not known whether the Settlement Agreement will ultimately be approved or if so, when that will occur. However, the Company is not aware of any reason that the terms of the Settlement Agreement negotiated with EPA representatives from Region X would not be approved by EPA and the U.S. Department of Justice. The Company understands that EPA is attempting to reach settlement with other PRPs, including Blue Tee Corporation and Washington Resources, Inc. (the current owner of the mineral estate at the Site). The Company’s portion of a settlement with the EPA would not be expected to have any material adverse effect on the Company’s financial position. The Settlement Agreement is based, in part, on the agency’s acceptance of the Company’s representations to the effect that it is a minimal contributor to the hazardous substances that are the subject of the environmental investigation and removal action. The Company anticipates that the settlement process will be concluded during the second quarter of 2009.

Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs. In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors that focus primarily on their respective contributions to the contamination at issue. Notwithstanding the settlement with EPA discussed above, the party that implements the removal action at the Site may, in theory, seek cost recovery from other PRPs at the

Site. The Company believes, however, under the facts of this matter, that any such contribution claim against the Company would be resolved favorably in light of the Company’s previous contributions to the response action and the Company’s minimal role in the generation of the hazardous substances that are the subject of the response action at the Site.

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During both quarters ended March 31, 2009 and 2008, the Company was reimbursed $0. As of March 31, 2009, the Company has received $363,000 from Insurer No. 1, which represents 70% of the Company’s insurable costs incurred from the inception of this matter through March 31, 2009. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the quarters ended March 31, 2009 and 2008, the Company was reimbursed $9,900 and $0, respectively. As of March 31, 2009, the Company has received $105,000, from Insurer No. 2, which represents 20% of the Company’s insurable costs incurred from the inception of this matter through March 31, 2009. As of March 31, 2009 and December 31, 2008, the balance of the receivable for estimated future insurance reimbursements was $89,500 and $99,000, respectively. The Company will record any change to the estimated insurance reimbursements as a change to the net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. There was no change in the provision for both the quarter ended March 31, 2009 and the quarter ended March 31, 2008. As of March 31, 2009, the cumulative net expense was $174,000. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report and the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of March 31, 2009, the Company has recorded a reserve balance for future professional fees, remediation procedures and other applicable costs of $125,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	March 31, 2009	December 31, 2008
Current assets
Remediation insurance receivable	$89,457	$99,375

Total assets of discontinued operations	$89,457	$99,375

Current liabilities
Reserve for remediation	$125,163	$153,368

Total liabilities of discontinued operations	$125,163	$153,368

Note 5 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2009, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to $11.0 million.

Note 6 – Income (Loss) Per Share of Common Stock

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding were exercised into common stock that subsequently shared in the earnings or loss of the Company.

As of March 31, 2009 and December 31, 2008, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for both the three months ended March 31, 2009 and March 31, 2008.

Note 7 – Income Taxes

As of March 31, 2009, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $775,000, which are available to reduce future federal income taxes over an indefinite period and inventory basis differences of $1.5 million, which will be recognized mainly as condominium units are sold. In addition, the Company had net operating loss carryforwards from Florida of $2.4 million available to offset future taxable income from Florida, which if unused will expire in 2027 and 2028.

SFAS No. 109, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a valuation allowance against our deferred tax assets totaling $1.9 million during the fourth quarter of 2008. Our cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. The net deferred tax asset valuation allowance was $2.0 million as of March 31, 2009, compared to $1.9 million as of December 31, 2008.

The following table presents our provision for income tax expense (benefit) and effective income tax rate (benefit) from continuing operations for the three months ended March 31 as indicated:

	2009	2008
Income tax expense (benefit)	$9,633	$(245,743)
Effective income tax rate (benefit)	2.3%	(34.3)%

The Company’s expected tax rate for the year ending December 31, 2009, which was calculated based on our estimated annual operating results for the year, is 0%. The expected tax rate of 0% differs from the federal statutory rate of 34% due to an anticipated loss for the year and pursuant to the requirements of SFAS No. 109, tax benefits are not recognized on anticipated losses. The effective tax rate for the three months ended March 31, 2009 of 2.3% differs from the expected tax rate of 0% due to state income taxes.

In compliance with FIN No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109,” the Company had gross unrecognized tax benefits of $44,000 as of both March 31, 2009 and December 31, 2008. The Company’s federal statute of limitation has expired for years prior to 2005 and relevant state statutes vary. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The Company is currently not under any tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expense, respectively, and not as a component of income taxes.

Note 8 – Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended March 31,
	2009	2008
Revenue
Electrical construction	$8,900,868	$6,832,183
Real estate development	—	492,341

Total revenue	8,900,868	7,324,524

Operating expense
Electrical construction	7,591,543	6,575,320
Real estate development	159,244	642,748
Corporate	704,279	731,845

Total operating expense	8,455,066	7,949,913

Operating income (loss)
Electrical construction	1,309,325	256,863
Real estate development	(159,244)	(150,407)
Corporate	(704,279)	(731,845)

Total operating income (loss)	445,802	(625,389)

Other income (expense), net
Electrical construction	(14,088)	(43,056)
Real estate development	(13,809)	(59,724)
Corporate	3,274	11,982

Total other expense, net	(24,623)	(90,798)

Net income (loss) before taxes
Electrical construction	1,295,237	213,807
Real estate development	(173,053)	(210,131)
Corporate	(701,005)	(719,863)

Total net income (loss) before taxes	$421,179	$(716,187)

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and SG&A expense for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

	March 31, 2009	December 31, 2008
Identifiable assets
Electrical construction	$18,770,347	$19,779,954
Real estate development	3,216,922	3,774,333
Corporate	2,921,789	1,844,872
Discontinued operations	89,457	99,375

Total	$24,998,515	$25,498,534

A significant portion of the Company’s electrical construction revenue has historically been derived from two or three utility customers each year. For the quarter ended March 31, 2009 and the quarter ended March 31, 2008, the three largest customers accounted for 76% and 55%, respectively, of the Company’s total revenue. The real estate development operations did not have sales from any one customer that exceeded 10% of total sales for the quarters ended March 31, 2009 and 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the level of consumer confidence; the continued weakness in the Florida condominium market; our ability to acquire land; increases in interest rates and availability of mortgage financing to our buyers; and increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather, natural disasters; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing, particularly in light of the current disruption in the credit markets. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2008 and for the quarter ended March 31, 2009, three of our customers accounted for approximately 47% and 76% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Over the past several years we have developed five condominium projects. Our latest project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which nineteen units have been sold as of March 31, 2009. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

The housing market has continued to deteriorate as consumer confidence has declined and the domestic economy has experienced the most significant downturn in recent history. General economic pressures continue to drive down the volume and prices of homes and condominiums being sold, as rising levels of foreclosures add inventory to an already saturated market. In addition, the credit markets and mortgage industry have experienced a period of unparalleled instability and disruption. Overall consumer confidence has continued to weaken, resulting in fewer potential home purchasers willing to enter the market. As a result of these and other factors, we determined that we will postpone commencement of the next phase of the Pineapple House project until market conditions improve. Looking forward with respect to our real estate development operations, we are unable to predict when these deteriorating market conditions will subside and further deterioration in market conditions may continue to have an adverse impact on the sales and pricing of our condominium units, the commencement and development of new projects and on the results of our real estate development operations. However, we have completed the first phase of the Pineapple House project on budget and in a timely manner, and we believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the maintenance costs on the unsold units is expected to be no more than $100,000 annually.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, real estate development projects, deferred income tax assets and environmental remediation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates and related disclosure with the Audit Committee of the Board of Directors.

Percentage of Completion – Electrical Construction Segment

We recognize revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, are impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of March 31, 2009 and 2008 were $3,000 and $73,000, respectively. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

We do not currently have any projects in development. For all future projects, revenue will be recognized using the guidance provided in EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage of completion method pursuant to

SFAS No. 66. EITF No. 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching a conclusion that the sales price is collectible. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property or (2) increase the minimum initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only after the buyer’s aggregate deposit meets the required investment tests for the duration of the construction period. In future projects, we believe that we will be required in most cases to collect higher deposits from buyers than we have historically in order to recognize revenue under the percentage of completion method of accounting. If we are unable to meet the requirements of EITF No. 06-8 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met.

We believe that a material difference in total actual project cost versus total estimated project cost is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during the three month periods ended March 31, 2009 and 2008. The timing of revenue and expense recognition using the percentage of completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenue and expense recognized in prior periods are adjusted in the period of default.

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

As of March 31, 2009, our deferred tax assets were largely comprised of AMT credit carryforwards and inventory basis differences on unsold condominium units. SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS No. 109 more likely than not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards not expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we have established a valuation allowance against all of our deferred tax assets. Our cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

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

As of March 31, 2009, the cumulative net expense was $174,000 (within discontinued operations), which represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report and the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended March 31 as indicated:

	2009	2008
Electrical construction
Revenue	$8,900,868	$6,832,183
Operating expense
Cost of goods sold	6,773,985	5,634,741
Selling, general and administrative	96,351	125,515
Depreciation	721,207	811,447
Gain on sales of assets	—	3,617

Total operating expense	7,591,543	6,575,320

Operating income	$1,309,325	$256,863

Real estate development
Revenue	$—	$492,341
Operating expense
Cost of goods sold	47,287	476,983
Selling, general and administrative	106,212	159,833
Depreciation	5,745	5,932

Total operating expense	159,244	642,748

Operating loss	$(159,244)	$(150,407)

Continuing Operations

Revenue

Total revenue in the three months ended March 31, 2009 increased by 21.5% to $8.9 million, compared to $7.3 million in the three months ended March 31, 2008, due to the increase in electrical construction revenue for the current quarter.

Electrical construction revenue increased $2.1 million, or 30.3%, to $8.9 million for the three months ended March 31, 2009 from $6.8 million for the three months ended March 31, 2008. The increase in revenue for the three month period ending March 31, 2009, when compared to the same period in 2008 was primarily due to storm restoration work in Missouri as a result of damage due to ice storms.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of March 31, 2009, the electrical construction operation’s backlog was approximately $11.2 million, which included approximately $3.2 million from fixed price contracts for which revenue is recognized using percentage of completion and approximately $8.0 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 58% to be completed within the current fiscal year. This compares to a backlog of $12.2 million at March 31, 2008, of which approximately $2.0 million represented backlog from fixed price contracts and approximately $10.2 million represented service agreement backlog.

Real estate construction revenue decreased to $0 for the three months ended March 31, 2009 from $492,000 for the like period in 2008. The decrease in revenue for the three months ended March 31, 2009, compared to 2008, was due to the continued slow down in the real estate market during the quarter ended March 31, 2009. In the quarter ended March 31, 2009, we had no sales, compared to the quarter ended March 31, 2008, when we closed on the sale of one Pineapple House condominium unit.

As of March 31, 2009, our real estate development operation had no backlog.

Operating Results

Total operating income was $446,000 for the three months ended March 31, 2009, compared to an operating loss of $625,000 for the like period in 2008. Electrical construction operations had operating income of $1.3 million during the three months ended March 31, 2009, compared to operating income of $257,000 during the three months ended March 31, 2008, an increase of $1.1 million. Operating margins on electrical construction operations increased to 14.7% for the three months ended March 31, 2009, from 3.8% for the three months ended March 31, 2008. The increase in operating margins for the three month period ended March 31, 2009 was largely the result of improved productivity on several jobs in the current period compared to the prior year period, as well as the increase in revenue, which covers a higher percentage of fixed overhead costs.

Real estate development operations had an operating loss of $159,000 in the three months ended March 31, 2009, compared to an operating loss of $150,000 in the three months ended March 31, 2008, an increase of $9,000.

Cost and Expense

Total cost and expense, and the components thereof, increased 6.4% to $8.5 million in the three months ended March 31, 2009, from $7.9 million in the three months ended March 31, 2008.

Electrical construction cost of goods sold increased to $6.8 million in the three months ended March 31, 2009, from $5.6 million in the three months ended March 31, 2008, an increase of $1.2 million. The increase in cost reflects the increase in our activity and corresponds to our increase in revenue in the current period.

Real estate development cost of goods sold decreased to $47,000 in the three months ended March 31, 2009, from $477,000 in the three months ended March 31, 2008. The decrease in the current quarter cost of goods sold is directly related to the decrease in revenue for the current quarter compared to the prior year quarter, during which we sold one condominium unit.

The following table sets forth selling, general and administrative (“SG&A”) expense for each respective segment for the three months ended March 31 as indicated:

	2009	2008
Electrical construction	$96,351	$125,515
Real estate development	106,212	159,833
Corporate	671,042	693,651

Total	$873,605	$978,999

The SG&A expense was $874,000 in the three months ended March 31, 2009, compared to $979,000 in the three months ended March 31, 2008, a decrease of 10.8%. The decrease in SG&A expense is mainly due to a decrease in selling expense and other real estate segment expenses of $41,000 due to the decrease in activity in this segment. Also contributing to the decrease in SG&A is a decrease of $67,000 in professional fees within both the corporate and electrical construction segments. As a percentage of revenue, SG&A expense decreased to 9.8% for the three months ended March 31, 2009 from 13.4% in the three months ended March 31, 2008, due primarily to the increase in revenue and a decrease in SG&A in the current quarter.

The following table sets forth the depreciation expense for each respective segment for the three months ended March 31 as indicated:

	2009	2008
Electrical construction	$721,207	$811,447
Real estate development	5,745	5,932
Corporate	33,237	38,194

Total	$760,189	$855,573

The depreciation expense was $760,000 in the three months ended March 31, 2009, compared to $856,000 in the three months ended March 31, 2008, a decrease of 11.1%. The decrease in depreciation expense is mainly due to a decrease in capital expenditures in 2008, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax expense (benefit) and effective income tax rate (benefit) from continuing operations for the three months ended March 31 as indicated:

	2009	2008
Income tax expense (benefit)	$9,633	$(245,743)
Effective income tax rate (benefit)	2.3%	(34.3)%

Our expected tax rate for the year ending December 31, 2009, which was calculated based on our estimated annual operating results for the year, is 0%. The expected tax rate of 0% differs from the federal statutory rate of 34% due to an anticipated loss for the year and pursuant to the requirements of SFAS No. 109, tax benefits are not recognized on anticipated losses. The effective tax rate for the three months ended March 31, 2009 of 2.3% differs from the expected tax rate of 0% due to state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of March 31, 2009, we had cash and cash equivalents of $4.8 million and working capital of $10.8 million, as compared to cash and cash equivalents of $4.9 million and working capital of $10.9 million as of December 31, 2008. In addition, we have $3.0 million in an unused revolving line of credit as of March 31, 2009. We anticipate that our cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to ensure our ability to grow. Our line of credit is provided by one regional bank and based on our conversations with representatives of the Bank, we believe we will have access to the full amount of our credit facility during 2009, if necessary.

Cash Flow Analysis

Net cash flows for each of the three month periods ended March 31 were as follows:

	2009	2008
Net cash provided by operating activities	$1,007,121	$1,727,692
Net cash used in investing activities	(846,787)	(738,005)
Net cash used in financing activities	(329,514)	(697,399)

Net (decrease) increase in cash and cash equivalents	$(169,180)	$292,288

Operating Activities

Cash flows from operating activities are comprised of income from continuing operations adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Net cash provided by operating activities decreased $721,000 to $1.0 million in the three months ended March 31, 2009, compared to $1.7 million in the three months ended March 31, 2008. The decrease in cash flows from operating activities is primarily due to the changes in costs and estimated earnings in excess of billings on uncompleted contracts and accounts payable and accrued liabilities in the current period. Costs and estimated earnings in excess of billings on uncompleted contracts increased to $1.7 million as of March 31, 2009 from $1.1 million as of December 31, 2008, resulting in a use of operating cash of $579,000 for the three months ended March 31, 2009, primarily due to the timing of invoices issued in the current year quarter. As of both March 31, 2008 and December 31, 2007, costs and estimated earnings in excess of billings on uncompleted contracts were $1.7 million, resulting in a use of cash of $6,400. Accounts payable and accrued liabilities decreased to $2.4 million as of March 31, 2009 from $2.9 million as of December 31, 2008, resulting in a use of cash of $613,000 for the three months ended March 31, 2009, primarily due to the timing of invoice payments in the current year quarter. As of March 31, 2008, accounts payable and accrued liabilities increased to $2.7 million from $2.0 million as of December 31, 2007, resulting in cash provided of $761,000 for the three months ended March 31, 2008.

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

For the quarters ended March 31, 2009 and 2008, our DSO for accounts receivable was 55 and 67, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 17 and 22, respectively. As of April 30, 2009, we have received approximately 84.2% of our March 31, 2009 outstanding trade accounts receivable balance. In addition, as of April 30, 2009, we have invoiced our customers for approximately 77.2% of the balance in costs and estimated earnings in excess of billings as of March 31, 2009.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2009 was $847,000, compared to $738,000 for the same period in 2008. Our investing activities for the current quarter consist primarily of capital expenditures of $867,000, partially offset by proceeds from notes receivable of $14,000 and the cash surrender value of life insurance of $6,000. Our investing activities for the prior year quarter consisted primarily of capital expenditures of $782,000, partially offset by proceeds from the sale of property and equipment of $28,000, proceeds from notes receivable of $9,000 and the cash surrender value of life insurance of $7,000. The capital expenditures are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2009 was $330,000, compared to cash provided by financing activities of $697,000 during the same period in 2008. Our financing activities for the current quarter consist of repayments on notes payable of $271,000 and repayments on capital leases of $78,000, partially offset by proceeds from notes payable of $19,000. Our financing activities for the prior year quarter consisted of repayments on notes payable of $674,000 and repayments on capital leases of $83,000, partially offset by proceeds from notes payable of $60,000.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Forecast

We anticipate our cash on hand, cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. Our revenue, results of operations and cash flows as well as our ability to seek additional financing may be impacted by factors including, but not limited to, our success in bidding on future contracts for electrical construction services, the demand for condominiums in the markets served, our ability to manage costs effectively, general economic conditions, heightened competition, availability of construction materials, increased interest rates and adverse weather conditions.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, and our independent registered public accounting firm will be required to audit the effectiveness of internal control over financial reporting as of December 31, 2009. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report.

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the EPA regarding the Anderson-Calhoun mine/mill site in note 4 to the consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 18, 2008, permits the purchase of up to 3,500,000 shares until September 30, 2009. We did not purchase any of our Common Stock during the three months ended March 31, 2009. As of March 31, 2009, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

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

Dated: May 14, 2009	THE GOLDFIELD CORPORATION

	By:	/S/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)