Form 10-Q
period 2009-06-30
GOLDFIELD CORP
filed 2009-08-11
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares the Registrant’s Common Stock outstanding as of August 7, 2009 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$4,635,490	$4,921,980
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2009 and 2008	4,366,908	6,709,015
Remediation insurance receivable	32,512	99,375
Current portion of notes receivable	39,724	54,169
Construction inventory	11,650	—
Real estate inventory	2,323,756	2,323,756
Costs and estimated earnings in excess of billings on uncompleted contracts	855,786	1,135,290
Income taxes recoverable	298,170	638,071
Prepaid expenses	814,168	474,660
Other current assets	36,648	15,014

Total current assets	13,414,812	16,371,330

Property, buildings and equipment, at cost, net of accumulated depreciation of $19,034,287 in 2009 and $18,454,266 in 2008	7,933,297	7,656,580
Notes receivable, less current portion	295,586	304,671

Deferred charges and other assets
Land and land development costs	662,219	710,495
Cash surrender value of life insurance	682,436	329,021
Other assets	201,551	126,437

Total deferred charges and other assets	1,546,206	1,165,953

Total assets	$23,189,901	$25,498,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,862,276	$2,932,690
Billings in excess of costs and estimated earnings on uncompleted contracts	—	7,564
Current portion of notes payable	4,182,975	2,096,645
Current portion of capital leases	322,754	320,013
Reserve for remediation	79,750	153,368

Total current liabilities	6,447,755	5,510,280
Other accrued liabilities	27,437	28,423
Notes payable, less current portion	468,281	3,062,333
Capital leases, less current portion	99,818	259,344

Total liabilities	7,043,291	8,860,380

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(3,808,263)	(3,316,719)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	16,146,610	16,638,154

Total liabilities and stockholders’ equity	$23,189,901	$25,498,534

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Electrical construction	$7,233,173	$5,116,938	$16,134,042	$11,949,121
Real estate development	—	491,686	—	984,027

Total revenue	7,233,173	5,608,624	16,134,042	12,933,148

Costs and expense
Electrical construction	6,634,301	4,414,405	13,408,286	10,049,145
Real estate development	41,225	452,119	88,512	929,103
Selling, general and administrative	695,317	830,418	1,568,922	1,809,417
Depreciation	795,042	852,918	1,555,231	1,708,490
Write down of inventory	—	36,502	—	36,502
Provision for doubtful accounts	—	27,078	—	27,078
(Gain) loss on sale of assets	(53,465)	3,311	(53,465)	6,928

Total costs and expense	8,112,420	6,616,751	16,567,486	14,566,663

Total operating loss	(879,247)	(1,008,127)	(433,444)	(1,633,515)

Other income (expense), net
Interest income	8,569	21,611	17,434	52,096
Interest expense	(41,387)	(99,045)	(87,978)	(224,089)
Other income (loss), net	(4,026)	1,122	9,076	4,883

Total other expense, net	(36,844)	(76,312)	(61,468)	(167,110)

Loss from continuing operations before income taxes	(916,091)	(1,084,439)	(494,912)	(1,800,625)

Income tax benefit	(9,633)	(401,206)	—	(646,949)

Loss from continuing operations	(906,458)	(683,233)	(494,912)	(1,153,676)

Gain from discontinued operations, net of tax	3,368	—	3,368	—

Net loss	$(903,090)	$(683,233)	$(491,544)	$(1,153,676)

Loss per share of common stock - basic and diluted
Continuing operations	$(0.04)	$(0.03)	$(0.02)	$(0.05)
Discontinued operations	—	—	—	—

Net loss	$(0.04)	$(0.03)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss from continuing operations	$(491,544)	$(1,153,676)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,555,231	1,708,490
Write down of inventory	—	36,502
Provision for doubtful accounts	—	27,078
(Gain) loss on sale of assets	(53,465)	6,928
Deferred income taxes	—	(42,730)
Minority interest	—	11,070
Changes in operating assets and liabilities
Accounts receivable and accrued billings	2,342,107	3,262,680
Construction inventory	(11,650)	2,218
Real estate inventory	—	829,199
Costs and estimated earnings in excess of billings on uncompleted contracts	279,504	721,628
Land and land development costs	48,276	—
Income taxes recoverable	339,901	(610,859)
Prepaid expenses and other assets	(436,256)	(497,415)
Accounts payable and accrued liabilities	(1,094,446)	(796,243)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,564)	—

Net cash provided by operating activities of continuing operations	2,470,094	3,504,870
Net cash used in operating activities of discontinued operations	(6,755)	(43,307)

Net cash provided by operating activities	2,463,339	3,461,563

Cash flows from investing activities
Proceeds from the disposal of property and equipment	56,753	31,576
Proceeds from notes receivable	23,530	19,943
Purchases of property and equipment	(1,812,190)	(858,541)
Cash surrender value of life insurance	(353,415)	11,375

Net cash used in investing activities of continuing operations	(2,085,322)	(795,647)

Cash flows from financing activities
Proceeds from notes payable	37,304	403,420
Repayments on notes payable	(545,026)	(1,334,741)
Repayments on capital leases	(156,785)	(165,020)

Net cash used in financing activities of continuing operations	(664,507)	(1,096,341)

Net (decrease) increase in cash and cash equivalents	(286,490)	1,569,575
Cash and cash equivalents at beginning of period	4,921,980	3,984,613

Cash and cash equivalents at end of period	$4,635,490	$5,554,188

Supplemental disclosure of cash flow information:
Interest paid	$54,443	$114,000
Income taxes paid	—	6,640

Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	23,046	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended June 30, 2009

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

Financial Instruments Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, contracts receivable, remediation insurance receivable and accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Company with similar terms and average maturities the carrying amount of the Company’s notes payable approximates fair value.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 11, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments “ to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. These FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these FSPs for the period ended June 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning with the interim period ending June 30, 2009, and will be applied prospectively. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measures but its provisions apply when fair value measurements are performed as required or permitted under other accounting pronouncements. SFAS No. 157 was effective for the Company’s financial assets and liabilities on January 1, 2008. In February 2008, the FASB approved FSP No.157-2, “Effective Date of FASB statement No. 157”, which granted a one-year deferral of SFAS No. 157’s fair-value measurement requirements for non-financial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. Based on the guidance provided by FSP No. 157-2, the Company partially implemented the guidance promulgated under SFAS No. 157 as of January 1, 2008, which for the Company affected financial assets and liabilities recognized at fair value on a recurring basis. SFAS No. 157 was not applied during 2008 to non-financial assets and liabilities. SFAS No. 157 was fully adopted by the Company on January 1, 2009. The Company has no material financial assets or liabilities, or material non-financial assets or liabilities recognized at fair value on a recurring basis. The Company does have material non-financial assets measured at fair value on a non-recurring basis, primarily consisting of real estate inventory. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.

Note 2 – Inventory

Construction inventory, which consists of specifically identified condominium construction materials or electrical construction materials, is stated at the lower of cost or market. As of June 30, 2009, all construction inventory consisted of electrical construction materials.

Real estate inventory, which consists of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. As of both June 30, 2009 and December 31, 2008, the Company had fourteen completed condominium units within the Pineapple House project.

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

Note 3 – Notes Payable

As of June 30, 2009, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”), have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan terms include interest payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (2.12% and 3.71% as of June 30, 2009 and December 31, 2008, respectively) and is due and payable on November 28, 2009, unless extended by the Bank at its discretion. As of June 30, 2009 and December 31, 2008, there were no borrowings outstanding under the Working Capital Loan.

As of June 30, 2009, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.6 million (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (2.17% and 3.76% as of June 30, 2009 and December 31, 2008, respectively). The maturity date of the Pineapple House Mortgage is May 18, 2010, unless extended by the Bank at its discretion. Borrowings outstanding under this agreement were $3.1 million and $3.0 million as of June 30, 2009 and December 31, 2008, respectively. The loan is secured by a Mortgage and Security Agreement.

As of June 30, 2009, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank had a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (2.12% and 3.71% as of June 30, 2009 and December 31, 2008, respectively). The maturity date of the loan is December 13, 2010. Southeast Power pays monthly installments of principal and interest of $94,605, until maturity. Borrowings outstanding under this loan agreement were $1.6 million and $2.1 million as of June 30, 2009 and December 31, 2008, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants, all of which the Company was in compliance with as of June 30, 2009.

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

On January 8, 2007, the Company, together with Combustion Engineering, Inc. and Blue Tee Corporation, submitted to the EPA (and other federal and state regulatory agencies) a Draft Final Engineering Evaluation/Cost Analysis Report (“EE/CA Report”). In April of 2007, the EPA approved as final the EE/CA Report for the Site. The EE/CA Report proposes to adopt as the preferred remedy a removal action primarily focused on addressing ore processing areas and wastes that were created after the Company sold the Site.

On or about October 11, 2007, the EPA issued an Action Memorandum that specifies the nature and scope of the response action that the agency will require with respect to the Site. The Action Memorandum adopted the preferred removal action from the EE/CA Report.

The EE/CA Report, following cost estimation procedures applicable to EE/CA documents, estimates that the net present value of the proposed removal action is $1.5 million. This figure includes amounts for contingencies and is based on currently available information, certain assumptions and estimates. In light of the Company’s limited role in the creation of the wastes that are the primary focus of the removal action, the Company believes that the other two PRPs, particularly Blue Tee (successor to American Zinc), will be liable for most of the cleanup costs, as they were directly responsible for all on-site ore processing activities and wastes. However, there can be no assurance as to the scope of the Company’s share of liability for cleanup costs.

On or about September 10, 2008, the EPA issued a letter to the Company demanding payment of certain costs previously incurred by the EPA and including a settlement proposal whereby the Company and Combustion Engineering would settle with the EPA through a cash payment and the EPA would look solely to Blue Tee to implement the removal action set forth in the EE/CA Report. On March 18, 2009, the Company, along with Combustion Engineering, accepted a Settlement Agreement proposed by the EPA wherein the parties agree to jointly pay the EPA the sum of $357,000 in exchange for a covenant not to sue from the EPA relating to the Site, along with other protections and subject to various terms and conditions as set forth more fully in the Settlement Agreement. On June 29, 2009, the EPA published public notice in the Federal Register (Vol. 74, No. 123, June 29, 2009, 31031-31032) of the proposed Settlement Agreement (“Public Notice”). The Public Notice provides an opportunity for any person to submit comments to the EPA concerning the proposed settlement. Comments were due by July 29, 2009. The Public Notice states: “The Agency will consider all comments received and may modify or withdraw its consent to the settlement if comments received disclose facts or considerations which indicated that the settlement is inappropriate, improper, or inadequate.” (74 FR 31031) It is not known whether the Settlement Agreement will ultimately be approved or if so, when that will occur. However, the Company is not aware of any reason that the terms of the Settlement Agreement negotiated with the EPA representatives from Region X would not ultimately be approved by the EPA and the U.S. Department of Justice notwithstanding comments that may be received in response to the Public Notice. The Company understands that the EPA is attempting to reach settlement with other PRPs, including Blue Tee and Washington Resources, Inc. (the current owner of the mineral estate at the Site). The Company does not expect its portion of a settlement with the EPA to have a material adverse effect on the Company’s financial position. The Settlement Agreement is based, in part, on the agency’s acceptance of the Company’s representations to the effect that it is a minimal contributor to the hazardous substances that are the subject of the environmental investigation and removal action. The Company anticipates that the settlement process will be concluded during the third quarter of 2009.

Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs. In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors that focus primarily on their respective contributions to the contamination at issue. Notwithstanding the settlement with the EPA discussed above, the party that implements the removal action at the Site may, in theory, seek cost recovery from other PRPs at the Site. The Company believes, however, under the facts of this matter, that any such contribution claim against the Company would be resolved favorably in light of the Company’s previous contributions to the response action and the Company’s minimal role in the generation of the hazardous substances that are the subject of the response action at the Site.

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the six months ended June 30, 2009 and 2008, the Company was reimbursed $40,000 and $4,000, respectively. As of June 30, 2009, the Company has received $403,000 from Insurer No. 1, which represents 75% of the Company’s insurable costs incurred from the inception of this matter through June 30, 2009. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the six months ended June 30, 2009 and 2008, the Company was reimbursed $9,900 and $1,000, respectively. As of June 30, 2009, the Company has received $105,000, from Insurer No. 2, which represents 20% of the Company’s insurable costs incurred from the inception of this matter through June 30, 2009. For the three and six months ended June 30, 2009, the Company has recorded a reduction of $17,000 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. There was no change in the estimated insurance reimbursements for the three and six months ended June 30, 2008. As of June 30, 2009 and December 31, 2008, the balance of the receivable for estimated future insurance reimbursements was $33,000 and $99,000, respectively. The Company will record any additional change to the estimated insurance reimbursements as a change to the net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

Beginning in September 2003, in accordance with FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss – an Interpretation of Statement of Financial Accounting Standards No. 5 (Accounting for Contingencies),” and Statement of Position No. 96-1, “Environmental Remediation Liabilities,” the Company has recognized a net expense (within discontinued operations) for this matter. There was a decrease to the provision of $21,000 for both the three and six months ended June 30, 2009. There was no change in the provision for the three and six months ended June 30, 2008. As of June 30, 2009, the cumulative net expense was $171,000. This represents the current estimate of the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report and the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs. As of June 30, 2009, the Company has recorded a reserve balance for future professional fees, remediation procedures and other applicable costs of $80,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	June 30, 2009	December 31, 2008
Remediation insurance receivable	$32,512	$99,375

Reserve for remediation	$79,750	$153,368

Note 5 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2009, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to $11.4 million.

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

As of June 30, 2009 and December 31, 2008, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock.

Note 7 – Income Taxes

As of June 30, 2009, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $741,000, which are available to reduce future federal income taxes over an indefinite period and inventory basis differences of $1.5 million, which will be recognized mainly as condominium units are sold. In addition, the Company had net operating loss carryforwards from Florida of $2.4 million available to offset future taxable income from Florida, which if unused will expire in 2027 and 2028.

SFAS No. 109, “Accounting for Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS No. 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a valuation allowance against our deferred tax assets totaling $1.9 million during the fourth quarter of 2008. Our cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. The net deferred tax asset valuation allowance was $2.0 million as of June 30, 2009, compared to $1.9 million as of December 31, 2008.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the periods as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income tax benefit	$(9,633)	$(401,206)	$—	$(646,949)
Effective income tax rate	(1.1)%	(37.0)%	0.0%	(35.9)%

The Company’s expected tax rate for the year ending December 31, 2009, which was calculated based on our estimated annual operating results for the year, is 0%. The expected tax rate of 0% differs from the federal statutory rate of 34% due to an anticipated loss for the year, where pursuant to the requirements of SFAS No. 109, tax benefits are not recognized on anticipated losses. The effective tax rate for the three months ended June 30, 2009 of (1.1)% differs from the expected tax rate of 0% due to state income taxes.

In compliance with FIN No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109,” the Company had gross unrecognized tax benefits of $37,000 and $44,000 as of June 30, 2009 and December 31, 2008, respectively. The Company’s federal statute of limitation has expired for years prior to 2005 and relevant state statutes vary. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The Company is currently not under any tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Electrical construction	$7,233,173	$5,116,938	$16,134,042	$11,949,121
Real estate development	—	491,686	—	984,027

Total revenue	7,233,173	5,608,624	16,134,042	12,933,148

Operating expense
Electrical construction	7,395,491	5,307,557	14,987,035	11,882,877
Real estate development	100,523	651,055	259,767	1,293,803
Corporate	616,406	658,139	1,320,684	1,389,983

Total operating expense	8,112,420	6,616,751	16,567,486	14,566,663

Operating income (loss)
Electrical construction	(162,318)	(190,619)	1,147,007	66,244
Real estate development	(100,523)	(159,369)	(259,767)	(309,776)
Corporate	(616,406)	(658,139)	(1,320,684)	(1,389,983)

Total operating loss	(879,247)	(1,008,127)	(433,444)	(1,633,515)

Other income (expense), net
Electrical construction	(24,705)	(30,693)	(38,793)	(73,749)
Real estate development	(16,695)	(53,367)	(30,505)	(113,090)
Corporate	4,556	7,748	7,830	19,729

Total other expense, net	(36,844)	(76,312)	(61,468)	(167,110)

Net income (loss) before taxes
Electrical construction	(187,023)	(221,312)	1,108,214	(7,505)
Real estate development	(117,218)	(212,736)	(290,272)	(422,866)
Corporate	(611,850)	(650,391)	(1,312,854)	(1,370,254)

Total net loss before taxes	$(916,091)	$(1,084,439)	$(494,912)	$(1,800,625)

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and SG&A expense for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

	June 30, 2009	December 31, 2008
Identifiable assets
Electrical construction	$17,629,616	$19,779,954
Real estate development	3,065,732	3,774,333
Corporate	2,462,041	1,844,872
Discontinued operations	32,512	99,375

Total	$23,189,901	$25,498,534

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the quarter ended June 30, 2009 and the quarter ended June 30, 2008, the four largest customers accounted for 83% and 72%, respectively, of the Company’s electrical construction revenue. For the six months ended June 30, 2009 and June 30, 2008, the four largest customers accounted for 77% and 60%, respectively, of the Company’s electrical construction revenue. The real estate development operations did not have sales from any one customer that exceeded 10% of total sales for the quarters ended June 30, 2009 and 2008.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2008 and for the six months ended June 30, 2009, four of our customers accounted for approximately 60% and 77% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Our most recent project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which nineteen units have been sold as of June 30, 2009. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

The housing market has continued to deteriorate as the domestic economy has experienced the most significant downturn in recent history. Although the sales volume of condominiums in the market has been improving in recent months, prices continue to decline due to general economic conditions. In addition, the credit markets and mortgage industry have experienced a period of unparalleled instability and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor negatively affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. Looking forward with respect to our real estate development operations, we are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our condominium units, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the maintenance costs on the unsold units is expected to be no more than $100,000 annually.

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

Percentage of Completion – Electrical Construction Segment

We recognize revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, is impacted by several factors including, but not limited to, changes in productivity and scheduling, and the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of June 30, 2009 and 2008 were $4,000 and $64,000, respectively. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

We do not currently have any projects in development. For all future projects, revenue will be recognized using the guidance provided in EITF Issue No. 06-8, “Applicability of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to

SFAS No. 66. EITF No. 06-8 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching a conclusion that the sales price is collectible. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property, or (2) increase the minimum initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only after the buyer’s aggregate deposit meets the required investment tests for the duration of the construction period. In future projects, we believe that we will be required in most cases to collect higher deposits from buyers than we have historically in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of EITF No. 06-8 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in SFAS No. 66 and EITF No. 06-8 have been met.

We believe that a material difference in total actual project cost versus total estimated project cost is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during the six month periods ended June 30, 2009 and 2008. The timing of revenue and expense recognition using the percentage-of-completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenue and expense recognized in prior periods are adjusted in the period of default.

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

As of June 30, 2009, our deferred tax assets were largely comprised of AMT credit carryforwards and inventory basis differences on unsold condominium units. SFAS No. 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the SFAS No. 109 “more likely than not” realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives.

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

As of June 30, 2009, the cumulative net expense was $171,000 (within discontinued operations), which represents the current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, the professional fees associated with the EE/CA Report and the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

Results of Operations

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Segment Information

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the six months ended June 30 as indicated:

	2009	2008
Electrical construction
Revenue	$16,134,042	$11,949,121
Operating expense
Cost of goods sold	13,408,286	10,049,145
SG&A	155,132	179,693
Depreciation	1,477,082	1,620,033
Provision for doubtful accounts	—	27,078
(Gain) loss on sale of assets	(53,465)	6,928

Total operating expense	14,987,035	11,882,877

Operating income	$1,147,007	$66,244

Real estate development
Revenue	$—	$984,027
Operating expense
Cost of goods sold	88,512	929,103
SG&A	159,766	316,199
Depreciation	11,489	11,999
Write down of inventory	—	36,502

Total operating expense	259,767	1,293,803

Operating loss	$(259,767)	$(309,776)

Continuing Operations

Revenue

Total revenue in the six months ended June 30, 2009 increased by 24.7% to $16.1 million, compared to $12.9 million in the six months ended June 30, 2008, due to the increase in electrical construction segment revenue for the current quarter.

Electrical construction revenue increased $4.2 million, or 35.0%, to $16.1 million for the six months ended June 30, 2009 from $11.9 million for the six months ended June 30, 2008. This increase was primarily due to an increase in storm restoration work in Missouri as a result of damage due to ice storms. Also contributing to the increase in revenue was the increase in fixed price contract transmission work during the six months ended June 30, 2009, when compared to the same period in 2008.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of June 30, 2009, the electrical construction operation’s backlog was approximately $9.2 million, which included approximately $3.1 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $6.1 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 59% to be completed within the current fiscal year. This compares to a backlog of $19.8 million at June 30, 2008, of which approximately $5.5 million represented backlog from fixed price contracts and approximately $14.2 million represented service agreement backlog.

Real estate construction revenue decreased to $0 for the six months ended June 30, 2009 from $984,000 for the like period in 2008. This decrease was due to the continued slow down in the real estate market during the six months ended June 30, 2009. In the six months ended June 30, 2009, we had no sales, compared to the six months ended June 30, 2008, when we closed on the sale of two Pineapple House condominium units.

As of June 30, 2009, our real estate development operation had no backlog (outstanding real estate contracts for sale) and fourteen condominium units in inventory.

Operating Results

Total operating loss was $433,000 for the six months ended June 30, 2009, compared to an operating loss of $1.6 million for the like period in 2008. Electrical construction operations had operating income of $1.1 million during the six months ended June 30, 2009, compared to operating income of $66,000 during the six months ended June 30, 2008, an increase of $1.0 million. Operating margins on electrical construction operations increased to 7.1% for the six months ended June 30, 2009, from 0.6% for the six months ended June 30, 2008. The increase in operating margins for the six month period ended June 30, 2009 was primarily due to storm work and the result of improved productivity on several jobs in the current period compared to the prior year period, as well as the increase in revenue, which covers a higher percentage of fixed overhead costs.

Real estate development operations had an operating loss of $260,000 in the six months ended June 30, 2009, compared to an operating loss of $310,000 in the six months ended June 30, 2008, a decrease of $50,000.

Cost and Expense

Total cost and expense, and the components thereof, increased 13.7% to $16.6 million in the six months ended June 30, 2009, from $14.6 million in the six months ended June 30, 2008.

Electrical construction cost of goods sold increased to $13.4 million in the six months ended June 30, 2009, from $10.0 million in the six months ended June 30, 2008, an increase of $3.4 million. The increase in cost reflects the increase in our activity and corresponds to our increase in revenue in the current period.

Real estate development cost of goods sold decreased to $89,000 in the six months ended June 30, 2009, from $929,000 in the six months ended June 30, 2008. The decrease in the current quarter cost of goods sold is directly related to the decrease in revenue for the current quarter compared to the prior year quarter, during which we sold two condominium units.

The following table sets forth selling, general and administrative (“SG&A”) expense for each of our segments for the six months ended June 30 as indicated:

	2009	2008
Electrical construction	$155,132	$179,693
Real estate development	159,766	316,199
Corporate	1,254,024	1,313,525

Total	$1,568,922	$1,809,417

SG&A expense was $1.6 million in the six months ended June 30, 2009, compared to $1.8 million in the six months ended June 30, 2008, a decrease of 13.3%. The majority of the decrease in SG&A is due to a 49% decrease in real estate segment expenses, resulting from decreases in selling expenses, property taxes and other expenses. As a percentage of revenue, SG&A expense decreased to 9.7% for the six months ended June 30, 2009 from 14.0% in the six months ended June 30, 2008, due primarily to the increase in revenue and a decrease in SG&A in the current period.

The following table sets forth the depreciation expense for each of our segments for the six months ended June 30 as indicated:

	2009	2008
Electrical construction	$1,477,082	$1,620,033
Real estate development	11,489	11,999
Corporate	66,660	76,458

Total	$1,555,231	$1,708,490

Depreciation expense was $1.6 million in the six months ended June 30, 2009, compared to $1.7 million in the six months ended June 30, 2008, a decrease of $153,000 or 9.0%. The decrease in depreciation expense is mainly due to the timing of assets becoming fully depreciated, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30 as indicated:

	2009	2008
Income tax benefit	$—	$(646,949)
Effective income tax rate	0.0%	(35.9)%

Our expected tax rate for the year ending December 31, 2009, which was calculated based on our estimated annual operating results for the year, is 0%. The expected tax rate of 0% differs from the federal statutory rate of 34% due to an anticipated loss for the year, where pursuant to the requirements of SFAS No. 109, tax benefits are not recognized on anticipated losses.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended June 30 as indicated:

	2009	2008
Electrical construction
Revenue	$7,233,173	$5,116,938
Operating expense
Cost of goods sold	6,634,301	4,414,405
SG&A	58,780	54,177
Depreciation	755,875	808,586
Provision for doubtful accounts	—	27,078
(Gain) loss on sale of assets	(53,465)	3,311

Total operating expense	7,395,491	5,307,557

Operating loss	$(162,318)	$(190,619)

Real estate development
Revenue	$—	$491,686
Operating expense
Cost of goods sold	41,225	452,119
SG&A	53,554	156,366
Depreciation	5,744	6,068
Write down of inventory	—	36,502

Total operating expense	100,523	651,055

Operating loss	$(100,523)	$(159,369)

Continuing Operations

Revenue

Total revenue in the three months ended June 30, 2009 increased by 29.0% to $7.2 million, compared to $5.6 million in the three months ended June 30, 2008, due to the increase in the electrical construction segment revenue for the current quarter.

Electrical construction revenue increased $2.1 million, or 41.4%, to $7.2 million for the three months ended June 30, 2009 from $5.1 million for the three months ended June 30, 2008. This increase in revenue was primarily due to a higher number of critical completion date transmission projects taking place before increased summer electrical loads.

Real estate construction revenue decreased to $0 for the three months ended June 30, 2009 from $492,000 for the like period in 2008. This decrease in revenue was due to the continued slow down in the real estate market during the quarter ended June 30, 2009. In the quarter ended June 30, 2009, we had no sales, compared to the quarter ended June 30, 2008, when we closed on the sale of one Pineapple House condominium unit.

Operating Results

Total operating loss was $879,000 for the three months ended June 30, 2009, compared to an operating loss of $1.0 million for the like period in 2008. Electrical construction operations had an operating loss of $162,000 during the three months ended June 30, 2009, compared to an operating loss of $191,000 during the three months ended June 30, 2008, a decrease of $28,000 or 14.8%. Operating margins on electrical construction operations increased to (2.2)% for the three months ended June 30, 2009, from (3.7)% for the three months ended June 30, 2008.

Real estate development operations had an operating loss of $101,000 in the three months ended June 30, 2009, compared to an operating loss of $159,000 in the three months ended June 30, 2008, a decrease of $59,000 or 36.9%.

Cost and Expense

Total cost and expense, and the components thereof, increased 22.6% to $8.1 million in the three months ended June 30, 2009, from $6.6 million in the three months ended June 30, 2008.

Electrical construction cost of goods sold increased to $6.6 million in the three months ended June 30, 2009, from $4.4 million in the three months ended June 30, 2008, an increase of $2.2 million. The increase in cost reflects the increase in our activity and corresponds to our increase in revenue in the current period.

Real estate development cost of goods sold decreased to $41,000 in the three months ended June 30, 2009, from $452,000 in the three months ended June 30, 2008. The decrease in cost of goods sold in the current quarter is directly related to the decrease in revenue for the current quarter compared to the prior year quarter, during which we sold one condominium unit.

The following table sets forth selling, general and administrative (“SG&A”) expense for each of our segments for the three months ended June 30 as indicated:

	2009	2008
Electrical construction	$58,780	$54,177
Real estate development	53,554	156,366
Corporate	582,983	619,875

Total	$695,317	$830,418

SG&A expense was $695,000 in the three months ended June 30, 2009, compared to $830,000 in the three months ended June 30, 2008, a decrease of 16.3%. The majority of the decrease in SG&A is due to a 66% decrease in real estate segment expenses, resulting from decreases in selling expenses, property taxes and other expenses. As a percentage of revenue, SG&A expense decreased to 9.6% for the three months ended June 30, 2009 from 14.8% in the three months ended June 30, 2008, due primarily to the increase in revenue and a decrease in SG&A in the current period.

The following table sets forth the depreciation expense for each of our segments for the three months ended June 30 as indicated:

	2009	2008
Electrical construction	$755,875	$808,586
Real estate development	5,744	6,068
Corporate	33,423	38,264

Total	$795,042	$852,918

Depreciation expense was $795,000 in the three months ended June 30, 2009, compared to $853,000 in the three months ended June 30, 2008, a decrease of $58,000 or 6.8%. The decrease in depreciation expense is mainly due to the timing of assets becoming fully depreciated, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30 as indicated:

	2009	2008
Income tax benefit	$(9,633)	$(401,206)
Effective income tax rate	(1.1)%	(37.0)%

Our expected tax rate for the year ending December 31, 2009, which was calculated based on our estimated annual operating results for the year, is 0%. The expected tax rate of 0% differs from the federal statutory rate of 34% due to an anticipated loss for the year, where pursuant to the requirements of SFAS No. 109, tax benefits are not recognized on anticipated losses. The effective tax rate for the three months ended June 30, 2009 of (1.1)% differs from the expected tax rate of 0% due to state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of June 30, 2009, we had cash and cash equivalents of $4.6 million and working capital of $7.0 million, as compared to cash and cash equivalents of $4.9 million and working capital of $10.9 million as of December 31, 2008. In addition, we have $3.0 million in an unused revolving line of credit as of June 30, 2009. We anticipate that our cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to provide us an opportunity to grow. Our line of credit is provided by one regional bank and we believe we will have access to the full amount of our credit facility during 2009, if necessary.

Cash Flow Analysis

Net cash flows for each of the six month periods ended June 30 were as follows:

	2009	2008
Net cash provided by operating activities	$2,463,339	$3,461,563
Net cash used in investing activities	(2,085,322)	(795,647)
Net cash used in financing activities	(664,507)	(1,096,341)

Net (decrease) increase in cash and cash equivalents	$(286,490)	$1,569,575

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

Net cash provided by operating activities decreased $1.0 million to $2.5 million in the six months ended June 30, 2009, compared to $3.5 million in the six months ended June 30, 2008. The decrease in cash flows from operating activities is primarily due to the changes in accounts receivable, accrued billings, and costs and estimated earnings in excess of billings on uncompleted contracts in the current period. Accounts receivable and accrued billings decreased to $4.4 million as of June 30, 2009 from $6.7 million as of December 31, 2008, resulting in a use of cash of $2.3 million for the six months ended June 30, 2009, primarily due to the decrease in revenue within the electrical construction segment for the quarter ended June 30, 2009 when compared to the quarter ended December 31, 2008. Costs and estimated earnings in excess of billings on uncompleted contracts decreased to $856,000 as of June 30, 2009 from $1.1 million as of December 31, 2008, resulting in a use of cash of $280,000 for the six months ended June 30, 2009, also due to the decrease in revenue within the electrical construction segment for the quarter ended June 30, 2009 when compared to the quarter ended December 31, 2008.

Days of Sales Outstanding Analysis

We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts for the electrical construction segment by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the preceding six months of electrical construction revenue to determine sales per day. We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts at the end of the period by sales per day to calculate DSO for accounts receivable. To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts by sales per day.

For the quarters ended June 30, 2009 and 2008, our DSO for accounts receivable was 54 and 46, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 11 and 17, respectively. As of July 31, 2009, we have received approximately 83.3% of our June 30, 2009 outstanding trade accounts receivable balance. In addition, as of July 31, 2009, we have invoiced our customers for approximately 63.2% of the balance in costs and estimated earnings in excess of billings as of June 30, 2009.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2009 was $2.1 million, compared to $796,000 for the same period in 2008. Our investing activities for the current period consist primarily of capital expenditures of $1.8 million and the repayment of outstanding loans related to the cash surrender value of life insurance of approximately $353,000. Our investing activities for the prior year period consisted primarily of capital expenditures of $859,000. The capital expenditures in both periods are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment.

Financing Activities

Cash used in financing activities during the six months ended June 30, 2009 was $665,000, compared to $1.1 million during the same period in 2008. Our financing activities for the current period consist of repayments on notes payable of $545,000 for the electrical construction segment equipment loan and repayments on capital leases of $157,000, partially offset by proceeds from notes payable of $37,000 to finance interest accrued for the Pineapple House project loan. Our financing activities for the same period in the prior year consisted of repayments on notes payable of $489,000 for the equipment loan and $846,000 for the Pineapple House project loan. In addition, we made repayments on capital leases of $165,000. These payments were partially offset by borrowings made within the real estate segment of $403,000 to pay final billings for the Pineapple House project and finance interest accrued on the balance of the Pineapple House Mortgage.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that the objectives of the disclosure control system were met.

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

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 18, 2008, permits the purchase of up to 3,500,000 shares until September 30, 2009. We did not purchase any of our Common Stock during the six months ended June 30, 2009. As of June 30, 2009, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 4, 2009. At the Annual Meeting, the stockholders approved the following proposals listed in our Proxy Statement dated April 23, 2009:

I.	Election of Seven Directors

The number of votes cast or withheld with respect to the election of each of the directors is set forth below:

	For	Withheld
John H. Sottile	19,561,038	1,084,377
Thomas E. Dewey, Jr.	19,639,040	1,006,375
Harvey C. Eads, Jr.	19,650,006	995,409
John P. Fazzini	19,624,039	1,021,376
Danforth E. Leitner	19,643,584	1,001,831
Al M. Marino	19,668,569	976,846
Dwight W. Severs	19,668,152	977,263

There were no broker non-votes with respect to the election of directors. There were no votes against any of the directors.

II.	Ratify the Appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2009

The shareholders also voted to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 with 20,144,420 votes cast for, 340,955 votes cast against,160,040 votes abstained and 0 broker non-votes.

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

Dated: August 11, 2009	THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)