Form 10-Q
period 2009-09-30
GOLDFIELD CORP
filed 2009-11-09
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares the Registrant’s Common Stock outstanding as of November 2, 2009 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$4,177,764	$4,921,980
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2009 and 2008	3,374,542	6,709,015
Remediation insurance receivable	34,128	99,375
Current portion of notes receivable	43,127	54,169
Real estate inventory	1,630,097	2,323,756
Costs and estimated earnings in excess of billings on uncompleted contracts	1,252,942	1,135,290
Income taxes recoverable	321,383	638,071
Prepaid expenses	807,243	474,660
Other current assets	54,380	15,014

Total current assets	11,695,606	16,371,330

Property, buildings and equipment, at cost, net of accumulated depreciation of $19,546,705 in 2009 and $18,454,266 in 2008	7,435,324	7,656,580
Notes receivable, less current portion	284,488	304,671

Deferred charges and other assets
Land and land development costs	662,219	710,495
Cash surrender value of life insurance	679,298	329,021
Other assets	135,621	126,437

Total deferred charges and other assets	1,477,138	1,165,953

Total assets	$20,892,556	$25,498,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,890,133	$2,932,690
Billings in excess of costs and estimated earnings on uncompleted contracts	970	7,564
Current portion of notes payable	3,425,872	2,096,645
Current portion of capital leases	—	320,013
Reserve for remediation	5,579	153,368

Total current liabilities	5,322,554	5,510,280
Other accrued liabilities	26,335	28,423
Notes payable, less current portion	185,795	3,062,333
Capital leases, less current portion	—	259,344

Total liabilities	5,534,684	8,860,380

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(4,597,001)	(3,316,719)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	15,357,872	16,638,154

Total liabilities and stockholders’ equity	$20,892,556	$25,498,534

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Electrical construction	$5,425,834	$6,869,416	$21,559,876	$18,818,538
Real estate development	1,144,800	1,070,545	1,144,800	2,054,572

Total revenue	6,570,634	7,939,961	22,704,676	20,873,110

Costs and expense
Electrical construction	5,218,563	6,417,692	18,626,849	16,466,838
Real estate development	741,290	1,062,364	829,803	1,991,467
Selling, general and administrative	827,839	806,892	2,396,761	2,616,309
Depreciation	587,840	720,860	2,143,071	2,429,350
Write down of inventory	—	—	—	36,502
Provision for doubtful accounts	—	—	—	27,078
Loss (gain) on sale of assets	761	500	(52,704)	7,428

Total costs and expense	7,376,293	9,008,308	23,943,780	23,574,972

Total operating loss	(805,659)	(1,068,347)	(1,239,104)	(2,701,862)

Other income (expense), net
Interest income	9,607	61,532	27,041	113,628
Interest expense	(22,898)	(91,064)	(110,875)	(315,153)
Other income	11,154	67	20,230	4,950

Total other expense, net	(2,137)	(29,465)	(63,604)	(196,575)

Loss from continuing operations before income taxes	(807,796)	(1,097,812)	(1,302,708)	(2,898,437)

Income tax benefit	(22,039)	(400,371)	(22,039)	(1,047,320)

Loss from continuing operations	(785,757)	(697,441)	(1,280,669)	(1,851,117)

(Loss) gain from discontinued operations, net of tax	(2,981)	(92,642)	387	(92,642)

Net loss	$(788,738)	$(790,083)	$(1,280,282)	$(1,943,759)

Loss per share of common stock - basic and diluted
Continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.08)
Discontinued operations	—	—	—	—

Net loss	$(0.03)	$(0.03)	$(0.05)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss from continuing operations	$(1,280,669)	$(1,851,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	2,143,071	2,429,350
Write down of inventory	—	36,502
Provision for doubtful accounts	—	27,078
(Gain) loss on sale of assets	(52,704)	7,428
Deferred income taxes	—	(499,913)
Minority interest	—	11,088
Changes in operating assets and liabilities
Accounts receivable and accrued billings	3,334,473	3,755,945
Construction inventory	—	2,218
Real estate inventory	693,659	1,844,072
Costs and estimated earnings in excess of billings on uncompleted contracts	(117,652)	175,772
Land and land development costs	48,276	—
Income taxes recoverable	316,688	(610,239)
Prepaid expenses and other assets	(381,133)	(379,215)
Accounts payable and accrued liabilities	(992,735)	73,744
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,594)	—

Net cash provided by operating activities of continuing operations	3,704,680	5,022,713
Net cash used in operating activities of discontinued operations	(82,155)	(427)

Net cash provided by operating activities	3,622,525	5,022,286

Cash flows from investing activities
Proceeds from the disposal of property and equipment	63,753	31,576
Proceeds from notes receivable	31,225	31,181
Purchases of property and equipment	(1,931,141)	(969,352)
Cash surrender value of life insurance	(350,277)	13,336

Net cash used in investing activities of continuing operations	(2,186,440)	(893,259)

Cash flows from financing activities
Proceeds from notes payable	360,000	445,679
Repayments on notes payable	(1,960,944)	(2,024,658)
Repayments on capital leases	(579,357)	(239,561)

Net cash used in financing activities of continuing operations	(2,180,301)	(1,818,540)

Net (decrease) increase in cash and cash equivalents	(744,216)	2,310,487
Cash and cash equivalents at beginning of period	4,921,980	3,984,613

Cash and cash equivalents at end of period	$4,177,764	$6,295,100

Supplemental disclosure of cash flow information:
Interest paid	$66,508	$165,276
Income taxes paid	—	6,938
Supplemental disclosure of non-cash operating, investing and financing activities:
Liability for equipment acquired	1,723	15,769
Debt issued in lieu of interest	53,633	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quarterly Period Ended September 30, 2009

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 9, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) Topic 105-10-05, “The FASB’s Accounting Standards Codification.” This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company has implemented the new guidelines and numbering system prescribed by the Codification when referring to GAAP in this quarterly report. The adoption of ASC Topic 105-10-05 did not have a material effect on the Company’s consolidated financial statements, as the Codification was not intended to change or alter existing GAAP.

ASC 825-10-65 requires disclosures about fair value of financial instruments in summarized financial information at interim reporting periods of publicly traded companies, as well as in annual financial statements. This ASC was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 to provide guidance on measuring the fair value of liabilities. The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or, quoted prices for similar liabilities, or similar liabilities when traded as assets; or (2) another valuation technique consistent with the principles of ASC Topic 820 “Fair Value Measurements and Disclosures,” such as an income approach or market approach. The Company has no material financial assets or liabilities, or material non-financial assets or liabilities recognized at fair value on a recurring basis. The Company does have material non-financial assets measured at fair value on a non-recurring basis, primarily consisting of real estate inventory. The adoption of ASU 2009-05 did not have a material effect on the Company’s consolidated financial statements.

ASC Topic 855, “Subsequent Events,” and ASC 855-10-50 thereunder establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855-10-50 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC Topic 855 was effective for the Company beginning with the interim period ending June 30, 2009. The adoption of ASC Topic 855 did not have an impact on the Company’s consolidated financial statements.

ASC Topic 805, “Business Combinations,” was effective for the Company on January 1, 2009. ASC Topic 805 is applicable to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. ASC 805-50-50 expands on required disclosures to improve statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of ASC Topic 805 did not have a material effect on the Company’s consolidated financial statements.

ASC 810-10-65, “Transition Related to FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” was effective for the Company on January 1, 2009. ASC Topic 810 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The adoption of ASC Topic 810 did not have a material effect on the Company’s consolidated financial statements.

ASC Topic 820, “Fair Value Measurement,” and ASC 820-10-05 thereunder defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement does not require any new fair value measures but its provisions apply when fair value measurements are performed as required or permitted under other accounting pronouncements. ASC Topic 820 was effective for the Company’s financial assets and liabilities on January 1, 2008. The Company partially implemented the guidance promulgated under ASC Topic 820 as of January 1, 2008, which for the Company affected financial assets and liabilities recognized at fair value on a recurring basis. ASC Topic 820 was not applied during 2008 to non-financial assets and liabilities. ASC Topic 820 was fully adopted by the Company on January 1, 2009. The Company has no material financial assets or liabilities, or material non-financial assets or liabilities recognized at fair value on a recurring basis. The Company does have material non-financial assets measured at fair value on a non-recurring basis, primarily consisting of real estate inventory. The adoption of ASC Topic 820 did not have a material impact on the Company’s financial position or results of operations.

Note 2 – Inventory

Real estate inventory, which consists of completed condominium units held for sale, are carried at the lower of cost or fair value, less cost to sell. As of September 30, 2009, the Company had nine completed condominium units within the Pineapple House project, as compared to fourteen units as of December 31, 2008.

In accordance with ASC 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets,” real estate inventories considered held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value.

Note 3 – Notes Payable

As of September 30, 2009, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”), have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan terms include interest payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (2.06% and 3.71% as of September 30, 2009 and December 31, 2008, respectively) and is due and payable on November 28, 2009, unless extended by the Bank at its discretion. Borrowings outstanding under the Working Capital Loan were $360,000 as of September 30, 2009; there were no borrowings outstanding under the Working Capital Loan as of December 31, 2008.

As of September 30, 2009, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.6 million (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (2.11% and 3.76% as of September 30, 2009 and December 31, 2008, respectively). The maturity date of the Pineapple House Mortgage is May 18, 2010, unless extended by the Bank at its discretion. Borrowings outstanding under this agreement were $1.9 million and $3.0 million as of September 30, 2009 and December 31, 2008, respectively. The loan is secured by a Mortgage and Security Agreement.

As of September 30, 2009, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank had a loan agreement and other related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (2.06% and 3.71% as of September 30, 2009 and December 31, 2008, respectively). The maturity date of the loan is December 13, 2010. Southeast Power pays monthly installments of principal and interest of $94,605, until maturity. Borrowings outstanding under this loan agreement were $1.3 million and $2.1 million as of September 30, 2009 and December 31, 2008, respectively. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants, all of which the Company was in compliance with as of September 30, 2009.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

The Company entered into a settlement agreement with the United States Environmental Protection Agency (the “EPA”) in September 2009 with respect to the Company’s only pending environmental matter, as described below. Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. On September 8, 2003, the EPA issued a special notice letter notifying the Company that it was a potentially responsible party (“PRP”), along with three other parties, with respect to investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the “Site”) in Stevens County, Washington.

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

On or about September 10, 2008, the EPA issued a letter to the Company demanding payment of certain costs previously incurred by the EPA and including a settlement proposal whereby the Company and Combustion Engineering would settle with the EPA through a cash payment and the EPA would look solely to Blue Tee to implement the removal action set forth in the EE/CA Report. On March 18, 2009, the Company, along with Combustion Engineering, accepted a Settlement Agreement proposed by the EPA wherein the parties agree to jointly pay the EPA the sum of $357,000 in exchange for a covenant not to sue from the EPA relating to the Site, along with other protections and subject to various terms and conditions as set forth more fully in the Settlement Agreement. As required by CERCLA, EPA published notice of the proposed Settlement Agreement in the Federal Register on June 29, 2009, soliciting public comments on the proposed Settlement Agreement. EPA reported that it received one public comment opposing the Settlement Agreement; however, the EPA concluded that “[t]he opposing comment did not disclose to EPA facts or considerations which indicate that the proposed settlement is inappropriate, improper, or inadequate,” and adopted the Settlement Agreement as final with an effective date of September 1, 2009. In accordance with the Settlement Agreement and EPA’s instructions, the Company made a cash payment to EPA of $73,000 on September 17, 2009. Combustion Engineering also reports that on September 11, 2009, Combustion Engineering paid the remainder of the amount due the EPA. The Settlement Agreement is based, in part, on the EPA’s acceptance of the Company’s representations to the effect that it was a minimal contributor to the hazardous substances that are the subject of the environmental investigation and removal action. The Company understands that the EPA is attempting to reach settlement with Blue Tee Corporation.

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

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the nine months ended September 30, 2009 and 2008, the Company was reimbursed $40,000 and $5,000, respectively. As of September 30, 2009, the Company has received $403,000 from Insurer No. 1, which represents 74% of the Company’s insurable costs incurred from the inception of this matter through September 30, 2009. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the nine months ended September 30, 2009 and 2008, the Company was reimbursed $10,000 and $1,000, respectively. As of September 30, 2009, the Company has received $105,000, from Insurer No. 2, which represents 19% of the Company’s insurable costs incurred from the inception of this matter through September 30, 2009. For the three months ended September 30, 2009, the Company has recorded an increase of $2,000 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. For the nine months ended September 30, 2009 the Company has recorded a reduction of $16,000 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. For the three and nine months ended September 30, 2008, the Company recorded a reduction of $140,000 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. As of September 30, 2009 and December 31, 2008, the balance of the receivable for estimated future insurance reimbursements was $34,000 and $99,000, respectively. The Company will record any additional change to the estimated insurance reimbursements as a change to the net expense within discontinued operations. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.

In accordance with ASC 450-20 “Loss Contingencies,” and ASC Topic 410-30, “Environmental Obligations,” the Company has recognized a net expense (within discontinued operations) for this matter. There was an increase to the provision of $5,000 for the three months ended September 30, 2009. There was a decrease to the provision of $16,000 for the nine months ended September 30, 2009. There was an increase to the provision of $9,000 for both the three and nine months ended September 30, 2008. As of September 30, 2009, the cumulative net expense was $174,000. This represents the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with the EPA, the professional fees associated with the EE/CA Report and the current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. As of September 30, 2009, the Company has recorded a reserve balance for professional fees and other applicable costs of $6,000 (accrued as a current liability within discontinued operations). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to its amount.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	September 30, 2009	December 31, 2008
Remediation insurance receivable	$34,128	$99,375

Reserve for remediation	$5,579	$153,368

The following table sets forth certain unaudited operating results of the discontinued operations for the three and nine months ended September 30 as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Provision for remediation	$(2,981)	$(148,536)	$387	$(148,536)

(Loss) gain from discontinued operations, before income taxes	(2,981)	(148,536)	387	(148,536)
Income taxes (benefit)	—	(55,894)	—	(55,894)

(Loss) gain from discontinued operations, net of tax	$(2,981)	$(92,642)	$387	$(92,642)

Note 5 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2009, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to $9.8 million.

Note 6 – Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding were exercised into common stock that subsequently shared in the earnings or loss of the Company.

As of September 30, 2009 and December 31, 2008, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock.

Note 7 – Income Taxes

As of September 30, 2009, the Company had tax net operating loss (“NOL”) carryforwards of approximately $1.2 million available to offset future taxable income, which if unused will expire in 2028 and 2029, and alternative minimum tax (“AMT”) credit carryforwards of approximately $741,000, which are available to reduce future federal income taxes over an indefinite period. In addition, there were inventory basis differences of $2.7 million, which will be recognized as expenses mainly as condominium units are sold. The Company also had net operating loss carryforwards from Florida of approximately $3.3 million available to offset future taxable income from Florida, which if unused will begin to expire in 2027.

ASC Topic 740, “Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more-likely-than-not” realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a full valuation allowance against our net deferred tax assets in 2008. Our cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. The net deferred tax asset valuation allowance was $1.9 million as of September 30, 2009 and December 31, 2008.

The following table presents our provision for income tax and effective income tax rate from continuing operations for the periods as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income tax benefit	$(22,039)	$(400,371)	$(22,039)	$(1,047,320)
Effective income tax rate	(2.7)%	(36.5)%	(1.7)%	(36.1)%

The Company’s expected tax rate for the year ending December 31, 2009, which was calculated based on our estimated annual operating results for the year, is 0%. The expected tax rate of 0% differs from the federal statutory rate of 34% due to an anticipated loss for the year, where pursuant to the requirements of ASC Topic 740, tax benefits are not recognized on anticipated losses. The effective tax rates for the three months and nine months ended September 30, 2009 of (2.7)% and (1.7)%, respectively, differ from the expected tax rate of 0% primarily due to refundable AMT credit carryforwards.

The Company had gross unrecognized tax benefits of $32,000 and $44,000 as of September 30, 2009 and September 30, 2008, respectively. The Company’s federal statute of limitation has expired for years prior to 2006 and relevant state statutes vary. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The Company is currently not under any tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Electrical construction	$5,425,834	$6,869,416	$21,559,876	$18,818,538
Real estate development	1,144,800	1,070,545	1,144,800	2,054,572

Total revenue	6,570,634	7,939,961	22,704,676	20,873,110

Operating expense
Electrical construction	5,851,903	7,171,437	20,838,938	19,054,315
Real estate development	871,579	1,259,913	1,131,347	2,553,716
Corporate	652,811	576,958	1,973,495	1,966,941

Total operating expense	7,376,293	9,008,308	23,943,780	23,574,972

Operating income (loss)
Electrical construction	(426,069)	(302,021)	720,938	(235,777)
Real estate development	273,221	(189,368)	13,453	(499,144)
Corporate	(652,811)	(576,958)	(1,973,495)	(1,966,941)

Total operating loss	(805,659)	(1,068,347)	(1,239,104)	(2,701,862)

Other income (expense), net
Electrical construction	(1,891)	(33,016)	(40,684)	(106,765)
Real estate development	(8,923)	(30,535)	(39,427)	(143,625)
Corporate	8,677	34,086	16,507	53,815

Total other expense, net	(2,137)	(29,465)	(63,604)	(196,575)

Net income (loss) before taxes
Electrical construction	(427,960)	(335,037)	680,254	(342,542)
Real estate development	264,298	(219,903)	(25,974)	(642,769)
Corporate	(644,134)	(542,872)	(1,956,988)	(1,913,126)

Total net loss before taxes	$(807,796)	$(1,097,812)	$(1,302,708)	$(2,898,437)

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and SG&A expense for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

	September 30, 2009	December 31, 2008
Identifiable assets
Electrical construction	$15,984,462	$19,779,954
Real estate development	2,378,577	3,774,333
Corporate	2,495,389	1,844,872
Discontinued operations	34,128	99,375

Total	$20,892,556	$25,498,534

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the quarter ended September 30, 2009 and the quarter ended September 30, 2008, the four largest customers accounted for 74% and 72%, respectively, of the Company’s electrical construction revenue. For the nine months ended September 30, 2009 and September 30, 2008, the four largest customers accounted for 71% and 54%, respectively, of the Company’s electrical construction revenue. The real estate development operations did not have revenue from any one customer that exceeded 10% of the Company’s total revenue for the quarters ended September 30, 2009 and 2008.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2008 and for the nine months ended September 30, 2009, four of our customers accounted for approximately 60% and 71% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Our most recent project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which twenty-four units have been sold as of September 30, 2009. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

The housing market has continued to deteriorate as the domestic and local economy has experienced the most significant downturn in recent history. The sales volume and prices of condominiums in the market have continued to decline in recent months. In addition, the credit markets and mortgage industry have experienced a period of unparalleled instability and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor negatively affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. Looking forward with respect to our real estate development operations, we are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our condominium units, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the maintenance costs on the unsold units is expected to be no more than $53,000 annually.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of September 30, 2009 and 2008 were $10,000 and $144,000, respectively. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

We do not currently have any projects in development. For all future projects, revenue will be recognized using the guidance provided in ASC 360-20, “Real Estate Sales.” ASC 360-20 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to ASC 360-20-40-50 “Sales of Condominium Units.” ASC 360-20-40-50 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching a conclusion that the sales price is collectible. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property, or (2) increase the minimum initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only after the buyer’s aggregate deposit meets the required investment tests for the duration of the construction period. In future projects, we believe that we will be required in most cases to collect higher deposits from buyers than we have historically in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of ASC Topic 360 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in ASC 360-20-50 have been met.

We believe that a material difference in total actual project cost versus total estimated project cost is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded during the nine month periods ended September 30, 2009 and 2008. The timing of revenue and expense recognition using the percentage-of-completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenue and expense recognized in prior periods are adjusted in the period of default.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or fair value, less cost to sell. In accordance with ASC 360-10-35, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value.

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

Deferred Tax Assets

We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740-10-25 establishes the recognition requirements necessary for implementation. Deferred tax liabilities and assets are recognized for the future tax effects attributable to temporary differences and carryforwards between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As of September 30, 2009, our deferred tax assets were largely comprised of tax net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and inventory basis differences on unsold condominium units. ASC Topic 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more-likely-than-not” realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a full valuation allowance against our net deferred tax assets in 2008. Our cumulative loss position over the evaluation period and the current uncertain and volatile market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized.

Provision for Remediation

In September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine that we formerly owned and in September 2009 we entered into a Settlement Agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000. Refer to note 4 of the notes to the consolidated financial statements for a discussion of this matter.

As of September 30, 2009, the cumulative net expense associated with this matter was $174,000 (within discontinued operations), which represents our current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with EPA, the professional fees associated with the EE/CA Report and our current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Notwithstanding the settlement with the EPA discussed above, the party that implements the removal action at the Site may, in theory, seek cost recovery from other PRPs at the Site. The Company believes, however, under the facts of this matter, that any such contribution claim against the Company would be resolved favorably in light of the Company’s previous contributions to the response action and the Company’s minimal role in the generation of the hazardous substances that are the subject of the response action at the Site.

Results of Operations

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Segment Information

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the nine months ended September 30 as indicated:

	2009	2008
Electrical construction
Revenue	$21,559,876	$18,818,538
Operating expense
Cost of goods sold	18,626,849	16,466,838
SG&A	226,667	250,804
Depreciation	2,038,199	2,302,252
Provision for doubtful accounts	—	27,078
(Gain) loss on sale of assets	(52,777)	7,343

Total operating expense	20,838,938	19,054,315

Operating income (loss)	$720,938	$(235,777)

Real estate development
Revenue	$1,144,800	$2,054,572
Operating expense
Cost of goods sold	829,803	1,991,467
SG&A	288,917	508,165
Depreciation	12,627	17,582
Write down of inventory	—	36,502

Total operating expense	1,131,347	2,553,716

Operating income (loss)	$13,453	$(499,144)

Continuing Operations

Revenue

Total revenue in the nine months ended September 30, 2009 increased by 8.8% to $22.7 million, compared to $20.9 million in the nine months ended September 30, 2008, due to an increase in electrical construction revenue.

Electrical construction revenue increased $2.7 million, or 14.6%, to $21.6 million for the nine months ended September 30, 2009 from $18.8 million for the nine months ended September 30, 2008. This increase was primarily due to an increase in storm restoration work in Missouri as a result of damage due to ice storms.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of September 30, 2009, the electrical construction operation’s backlog was approximately $11.5 million, which included approximately $4.8 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $6.7 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 50% to be completed within the current fiscal year. This compares to a backlog of $18.6 million at September 30, 2008, of which approximately $4.9 million represented backlog from fixed price contracts and approximately $13.7 million represented service agreement backlog. The decrease in backlog is mainly due to the completion of one year’s work of a three year service agreement contract.

Real estate construction revenue decreased to $1.1 million for the nine months ended September 30, 2009 from $2.1 million for the like period in 2008, primarily due to a decrease in the number of units sold and lower sale prices for the units sold. During the nine months ended September 30, 2009 we recognized revenue on the sale of five units in the Pineapple House project. In the nine months ended September 30, 2008, we recognized revenue on the sale of three units in the Pineapple House project and three units in the Oak Park project.

As of September 30, 2009, our real estate development operation had no backlog (outstanding real estate contracts for sale) and nine condominium units in inventory.

Operating Results

Total operating loss was $1.2 million for the nine months ended September 30, 2009, compared to an operating loss of $2.7 million for the like period in 2008. Electrical construction operations had operating income of $721,000 during the nine months ended September 30, 2009, compared to an operating loss of $236,000 during the nine months ended September 30, 2008, an increase of $1.0 million. Operating margins on electrical construction operations increased to 3.3% for the nine months ended September 30, 2009, from (1.3)% for the nine months ended September 30, 2008. The increase in operating margins for the nine month period ended September 30, 2009 was primarily due to storm work and the result of improved productivity on several jobs in the current period compared to the prior year period, as well as the increase in revenue, which covers a higher percentage of fixed overhead costs.

Real estate development operations had operating income of $13,000 in the nine months ended September 30, 2009, compared to an operating loss of $499,000 in the nine months ended September 30, 2008, an increase of $513,000. The increase in operating income for the nine month period ended September 30, 2009 was mainly due to the lower comparative costs of goods sold as a result of the previously reported write-down of $3.1 million in the fourth quarter of 2008 on the then existing Pineapple House inventory.

Cost and Expense

Total cost and expense, and the components thereof, increased 1.6 % to $23.9 million in the nine months ended September 30, 2009, from $23.6 million in the nine months ended September 30, 2008.

Electrical construction cost of goods sold increased to $18.6 million in the nine months ended September 30, 2009, from $16.5 million in the nine months ended September 30, 2008, an increase of $2.1 million. The increase in cost reflects the increase in our storm work activity and corresponds to our increase in revenue in the current period.

Real estate development cost of goods sold decreased to $830,000 in the nine months ended September 30, 2009, from $2.0 million in the nine months ended September 30, 2008. The decrease in cost of goods sold is primarily attributable to the above mentioned inventory write-down during the fourth quarter of 2008.

The following table sets forth selling, general and administrative (“SG&A”) expense for each of our segments for the nine months ended September 30 as indicated:

	2009	2008
Electrical construction	$226,667	$250,804
Real estate development	288,917	508,165
Corporate	1,881,177	1,857,340

Total	$2,396,761	$2,616,309

SG&A expense was $2.4 million in the nine months ended September 30, 2009, compared to $2.6 million in the nine months ended September 30, 2008, a decrease of 8.4%. The majority of the decrease in SG&A is due to a 43% decrease in real estate segment expenses, resulting from decreases in selling expenses, property taxes and other expenses. As a percentage of revenue, SG&A expense decreased to 10.6% for the nine months ended September 30, 2009 from 12.5% in the nine months ended September 30, 2008, due primarily to the increase in revenue and a decrease in SG&A in the current period.

The following table sets forth the depreciation expense for each of our segments for the nine months ended September 30 as indicated:

	2009	2008
Electrical construction	$2,038,199	$2,302,252
Real estate development	12,627	17,582
Corporate	92,245	109,516

Total	$2,143,071	$2,429,350

Depreciation expense was $2.1 million in the nine months ended September 30, 2009, compared to $2.4 million in the nine months ended September 30, 2008, a decrease of $286,000 or 11.8%. The decrease in depreciation expense is mainly due to the timing of assets becoming fully depreciated, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30 as indicated:

	2009	2008
Income tax benefit	$(22,039)	$(1,047,320)
Effective income tax rate	(1.7)%	(36.1)%

Our expected tax rate for the year ending December 31, 2009, which was calculated based on our estimated annual operating results for the year, is 0%. The expected tax rate of 0% differs from the federal statutory rate of 34% due to an anticipated loss for the year, where pursuant to the requirements of ASC Topic 740, tax benefits are not recognized on anticipated losses. The effective tax rate for the nine months ended September 30, 2009 of (1.7)% differs from the expected tax rate of 0% primarily due to refundable AMT credit carryforwards.

Discontinued Operations

In September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine we previously owned and in September 2009 we entered into a Settlement Agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000, as described in note 4 to the consolidated financial statements contained herein. During the nine months ended September 30, 2009, we recorded a decrease of $400 to the provision for remediation, reflecting a decrease in anticipated expenses associated with the EPA matter, partially offset by a reduction in estimated insurance reimbursements, as described in note 4 to the consolidated financial statements. In addition, during the nine months ended September 30, 2008, a net increase of $149,000 was recorded to the provision for remediation, mainly due to a decrease in the expected reimbursable amount from the Company’s former general liability insurance carriers.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended September 30 as indicated:

	2009	2008
Electrical construction
Revenue	$5,425,834	$6,869,416
Operating expense
Cost of goods sold	5,218,563	6,417,692
SG&A	71,535	71,111
Depreciation	561,117	682,219
Loss on sale of assets	688	415

Total operating expense	5,851,903	7,171,437

Operating loss	$(426,069)	$(302,021)

Real estate development
Revenue	$1,144,800	$1,070,545
Operating expense
Cost of goods sold	741,290	1,062,364
SG&A	129,151	191,966
Depreciation	1,138	5,583

Total operating expense	871,579	1,259,913

Operating income (loss)	$273,221	$(189,368)

Continuing Operations

Revenue

Total revenue in the three months ended September 30, 2009 decreased 17.2% to $6.6 million, compared to $7.9 million in the three months ended September 30, 2008, due to the decrease in the electrical construction segment revenue for the current quarter.

Electrical construction revenue decreased $1.4 million, or 21.0%, to $5.4 million for the three months ended September 30, 2009 from $6.9 million for the three months ended September 30, 2008. This decrease in revenue was primarily due to a decrease in fiber optic contract work during the quarter ended September 30, 2009, when compared to the same period in the prior year.

Real estate construction revenue remained level at $1.1 million for the three months ended September 30, 2009 and the like period in 2008. In the quarter ended September 30, 2009, we had sales of five Pineapple House condominium units, compared to the quarter ended September 30, 2008, when we closed on the sale of four units, one unit in the Pineapple House project and three units in the Oak Park project.

Operating Results

Total operating loss was $806,000 for the three months ended September 30, 2009, compared to an operating loss of $1.1 million for the like period in 2008. Electrical construction operations had an operating loss of $426,000 during the three months ended September 30, 2009, compared to an operating loss of $302,000 during the three months ended September 30, 2008, a change of $124,000. Operating margins on electrical construction operations decreased to (7.9)% for the three months ended September 30, 2009, from (4.4)% for the three months ended September 30, 2008. This decrease was mainly due to reduced revenue from higher margin fiber optic projects, when compared to the same period in the prior year.

Real estate development operations had operating income of $273,000 in the three months ended September 30, 2009, compared to an operating loss of $189,000 in the three months ended September 30, 2008, an increase of $463,000. This increase was primarily due to a lower comparative costs of goods sold as a result of the previously reported write-down of $3.1 million in the fourth quarter of 2008 on the then existing Pineapple House inventory.

Cost and Expense

Total cost and expense, and the components thereof, decreased 18.1% to $7.4 million in the three months ended September 30, 2009, from $9.0 million in the three months ended September 30, 2008.

Electrical construction cost of goods sold decreased to $5.2 million in the three months ended September 30, 2009, from $6.4 million in the three months ended September 30, 2008, a decrease of $1.2 million. The decrease in cost reflects the decrease in our activity and corresponds to our decrease in revenue in the current period.

Real estate development cost of goods sold decreased to $741,000 in the three months ended September 30, 2009, from $1.1 million in the three months ended September 30, 2008. The decrease in cost of goods sold in the current quarter is primarily attributable to the above mentioned inventory write-down during the fourth quarter of 2008.

The following table sets forth selling, general and administrative (“SG&A”) expense for each of our segments for the three months ended September 30 as indicated:

	2009	2008
Electrical construction	$71,535	$71,111
Real estate development	129,151	191,966
Corporate	627,153	543,815

Total	$827,839	$806,892

SG&A expense remained almost level at $828,000 in the three months ended September 30, 2009, compared to $807,000 in the three months ended September 30, 2008, an increase of 2.6%. As a percentage of revenue, SG&A expense increased to 12.6% for the three months ended September 30, 2009 from 10.1% in the three months ended September 30, 2008, due to the decrease in revenue and increase in SG&A in the current period.

The following table sets forth the depreciation expense for each of our segments for the three months ended September 30 as indicated:

	2009	2008
Electrical construction	$561,117	$682,219
Real estate development	1,138	5,583
Corporate	25,585	33,058

Total	$587,840	$720,860

Depreciation expense was $588,000 in the three months ended September 30, 2009, compared to $721,000 in the three months ended September 30, 2008, a decrease of $133,000 or 18.5%. The decrease in depreciation expense is mainly due to the timing of assets becoming fully depreciated, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30 as indicated:

	2009	2008
Income tax benefit	$(22,039)	$(400,371)
Effective income tax rate	(2.7)%	(36.5)%

Our expected tax rate for the year ending December 31, 2009, which was calculated based on our estimated annual operating results for the year, is 0%. The expected tax rate of 0% differs from the federal statutory rate of 34% due to an anticipated loss for the year, where pursuant to the requirements of ASC Topic 740, tax benefits are not recognized on anticipated losses. The effective tax rate for the three months ended September 30, 2009 of (2.7)% differs from the expected tax rate of 0% primarily due to refundable AMT credit carryforwards.

Discontinued Operations

During the three months ended September 30, 2008 a net increase of $3,000 was recorded to the provision for remediation, mainly due to an increase in non-reimbursable professional expenses during the current period. In addition, during the three months ended September 30, 2008 a net increase of $149,000 was recorded to the provision for remediation, mainly due to a decrease in the expected reimbursable amount from the Company’s former general liability insurance carriers.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of September 30, 2009, we had cash and cash equivalents of $4.2 million and working capital of $6.4 million, as compared to cash and cash equivalents of $4.9 million and working capital of $10.9 million as of December 31, 2008. In addition, we have $2.6 million available in a revolving line of credit as of September 30, 2009. We anticipate that our cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements, as well as to provide us an opportunity to grow. Our Working Capital Loan is due and payable on November 28, 2009, however based on current discussions with the lender, we expect to be able renew this loan on substantially similar terms to those currently in effect.

Cash Flow Analysis

Net cash flows for each of the nine month periods ended September 30 were as follows:

	2009	2008
Net cash provided by operating activities	$3,622,525	$5,022,286
Net cash used in investing activities	(2,186,440)	(893,259)
Net cash used in financing activities	(2,180,301)	(1,818,540)

Net (decrease) increase in cash and cash equivalents	$(744,216)	$2,310,487

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

Net cash provided by operating activities decreased $1.4 million to $3.6 million in the nine months ended September 30, 2009, compared to $5.0 million in the nine months ended September 30, 2008. The decrease in cash flows from operating activities is primarily due to the changes in accounts payable and accrued liabilities in the current period. Accounts payable and accrued liabilities decreased to $1.9 million as of September 30, 2009 from $2.9 million as of December 31, 2008, resulting in a use of cash of $1.0 million for the nine months ended September 30, 2009, primarily due to the decrease in revenue within the electrical construction segment for the quarter ended September 30, 2009, when compared to the quarter ended December 31, 2008.

Days of Sales Outstanding Analysis

We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts for the electrical construction segment by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the respective quarter’s electrical construction revenue to determine sales per day. We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts at the end of the period by sales per day to calculate DSO for accounts receivable. To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts by sales per day.

For the quarters ended September 30, 2009 and 2008, our DSO for accounts receivable was 57 and 27, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 21 and 20, respectively. The increase in DSO, when comparing the quarter ended September 30, 2009 to the same period in 2008, is mainly due to the current mix of major customers within the accounts receivable balance. As of September 30, 2009, two major customers with longer then the average 30 day terms made up approximately 46% of the total accounts receivable balance, compared to 12% for the same period in 2008. As of November 2, 2009, we have received approximately 76.6% of our September 30, 2009 outstanding trade accounts receivable balance. In addition, as of November 2, 2009, we have invoiced our customers for approximately 76.1% of the balance in costs and estimated earnings in excess of billings as of September 30, 2009.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2009 was $2.2 million, compared to $893,000 for the same period in 2008. Our investing activities for the current period consist primarily of capital expenditures of $1.9 million and the repayment of outstanding loans related to the cash surrender value of life insurance of approximately $350,000. Our investing activities for the prior year period consisted primarily of capital expenditures of $969,000. The capital expenditures in both periods are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2009 was $2.2 million, compared to $1.8 million during the same period in 2008. Our financing activities for the current period consist of repayments on notes payable of $1.1 million for the Pineapple House Mortgage and $821,000 for the electrical construction segment loan, as well as repayments on capital leases of $579,000. These repayments are partially offset by proceeds from notes payable of $360,000 from our working capital loan. Our financing activities for the same period in the prior year consisted of repayments on notes payable of $1.3 million for the Pineapple House Mortgage and $745,000 on the electrical construction segment loan and repayments on capital leases of $240,000. These were partially offset by borrowings made within the real estate segment of $446,000, mainly to pay final billings for the Pineapple House project.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, and our independent registered public accounting firm will be required to audit the effectiveness of internal control over financial reporting as of December 31, 2010. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report.

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that the objectives of the disclosure control system were met.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 17, 2009, permits the purchase of up to 3,500,000 shares until September 30, 2010. We did not purchase any of our Common Stock during the nine months ended September 30, 2009. As of September 30, 2009, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 6. Exhibits

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32.1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32.2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2009	THE GOLDFIELD CORPORATION

	By:	/S/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

25