Form 10-K
period 2009-12-31
GOLDFIELD CORP
filed 2010-03-26
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

Or

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-7525

The Goldfield Corporation

(Exact name of registrant as specified in its charter)

Delaware	88-0031580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1684 W. Hibiscus Boulevard

Melbourne, Florida 32901

(Address of principal executive offices, including zip code)

(321) 724-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock par value $0.10 per share	NYSE Amex

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $10.0 million as of June 30, 2009 (the last business day of the registrant’s most recently completed second quarter), computed by reference to the price at which such common equity was last sold on such date.

The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 18, 2010 was 25,451,354.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Goldfield Corporation’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Item 1.	Business.

General

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently engaged in electrical construction, including the placement of fiber optic cable, and real estate development. Prior to 2003, we were also engaged in mining activities. Unless the context otherwise requires, the terms “Goldfield” and “the Company” as used herein mean The Goldfield Corporation and its consolidated subsidiaries. For financial information by business segment, see note 17 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Financial Information About Geographic Areas

During the years ended December 31, 2009 and 2008, we operated primarily in the United States. We had no material foreign operations in 2009 and 2008.

Employees

As of February 28, 2010, we had 125 employees, including 107 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We have no unionized employees and believe that our relationship with our employees is good.

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

Our electrical construction business includes the construction of transmission lines, including concrete foundations, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects, including fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).

Our customers include many of the leading companies in the industries we serve. Representative customers include:

Florida Power & Light Company	M & A Electric Power Cooperative
AT&T	Duke Energy Corporation
City of Vero Beach, Florida	Georgia Transmission Corporation
Kissimmee Utilities Authority	Orlando Utilities Commission
Santee Cooper (South Carolina Public Service Authority)	Central Electric Power Cooperative

Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. In the year ended December 31, 2009, our top three customers accounted for approximately 56% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

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

We enter into contracts on the basis of either competitive bidding or direct negotiations with our customers. Competitively bid contracts account for a majority of our electrical construction revenue. Although there is considerable variation in the terms of the contracts undertaken, such contracts are typically lump sum (fixed price), or unit price (time and material) contracts. Many of our contracts do not require our clients to purchase a minimum amount of services, and many of our contracts are cancelable on short notice. The magnitude and duration of projects undertaken by us vary, which may result in substantial fluctuations in our backlog from time to time.

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog also includes certain service agreements that contain multiple year terms which fall into the category of unit price contracts. The projected backlog amounts for these service agreement contracts are based on our historical work from these customers. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate. Our backlog at December 31, 2009 was $11.2 million, of which $5.9 million is believed to be firm due to the nature of our fixed priced contracts and $5.3 million of which is attributable to service agreements. Of our total backlog, 94% is reasonably expected to be completed by December 31, 2010. This compares to a backlog of $14.6 million as of December 31, 2008 of which $5.0 million was believed to be firm from fixed priced contracts and $9.6 million of which was attributable to service agreements.

In certain circumstances, we are required to provide performance and payment bonds issued by a financial institution known as a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations as presently conducted. As of December 31, 2009, outstanding performance bonds issued on behalf of our electrical construction subsidiary amounted to $11.4 million.

Generally, our customers supply most or all of the materials required for a particular contract, except for the construction of concrete foundations, and we provide the personnel, tools and equipment to perform the installation services. However, with respect to a portion of our contracts, we may supply part or all of the materials required. In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete the job. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

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

Real Estate

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”), we are engaged in the acquisition, development, management, and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Over the past several years we have developed five condominium projects. Our current project, Pineapple House, is an eight-story building containing thirty-three luxury river-view condominium units located in Melbourne, Florida, of which twenty-five units have been sold as of December 31, 2009. This is the first phase of a planned multi-phase development. This first phase was completed on budget and in a timely manner, and we believe the project is attractive and of high quality. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

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

We generally purchase land and pay for architectural, engineering and various other costs with cash reserves. Construction costs are generally financed with bank financing, as specified in note 11 to the consolidated financial statements.

As of both December 31, 2009 and 2008, we had no projects under construction and no backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) in the real estate segment. However, we own vacant property on which we plan to build two condominium buildings, which will comprise Phase II and Phase III of the Pineapple House project. Although we have delayed the sales and construction of new projects, we believe the real estate market in our area will ultimately improve and we will resume our plans for this vacant property. However, we can provide no assurance about the real estate market or our future plans.

Our historical financial performance in real estate construction is not necessarily a meaningful indicator of future results and, in particular, we expect financial results to vary from project to project and from quarter-to-quarter. Our revenue may therefore fluctuate significantly on a quarterly basis, and we believe that quarter-to-quarter comparisons of our results should not be relied upon as an indication of future performance.

The real estate market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor negatively affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our condominium units, the commencement and development of new projects and on the results of our real estate development operations. We are no longer incurring construction costs with respect to the first phase of Pineapple House, and our share of the holding costs on the unsold units is expected to be no more than $72,000 annually.

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

Discontinued Operations

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities. All such activities were discontinued or disposed of prior to 2003. In September 2003, we were notified by the United States Environmental Protection Agency (the “EPA”) that we are a potentially responsible party (“PRP”) with respect to possible investigation and removal activities at the Anderson-Calhoun mine/mill site (the “Site”) in Stevens County, Washington which was previously owned by us. In September 2009 we entered into a settlement agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000 (see “Item 3. Legal Proceedings”).

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

Our electrical construction customer base is highly concentrated. For example, in the year ended December 31, 2009, our top three customers accounted for approximately 56% of our consolidated revenue, as discussed in note 17 to our consolidated financial statements herein. Our revenue could materially decline if we lose one or more of our significant customers. In addition, revenue under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and a result of competition from the in-house service organizations of our customers. Reduced demand for our services or the loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins, profits and cash receipts, which could be material.

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

Because a substantial portion of our electrical construction work is performed for customers in the electric utility industry, an adverse change in economic conditions in the electric utility industry could impair the financial condition of many of our customers, which could cause them to reduce their capital expenditures and demand for our services. For example, in January 2010, Florida Power & Light Company announced that it had suspended activities on projects representing approximately $10 billion of investments over the next five years in Florida’s infrastructure, including discretionary transmission and distribution projects, citing an adverse rate decision by the Florida Public Service Commission and a deteriorating regulatory and business environment. This suspension of discretionary projects, or similar actions taken by our other electric utility customers, could result in fewer projects being available for us to work on, which could have an adverse effect on our results of operations and financial condition.

Skilled labor shortages and increased labor costs could negatively affect our ability to compete for new projects.

In our electrical construction business, we have from time to time experienced shortages of certain types of qualified personnel. The commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements and the aging utility workforce also deplete the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire sufficient project managers for new electrical construction projects. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenue.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in Critical Accounting Estimates and in the notes to our consolidated financial statements included herein, a significant portion of our revenue in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed price contracts. For the percentage-of-completion accounting practice we use results in our recognizing contract revenue and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profit for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

Amounts included in our backlog may not result in revenue or translate into profits.

Backlog for our electrical construction operations at December 31, 2009 was $11.2 million, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice (typically 30-90 days), even if we are not in default under the contract. In addition, $5.3 million of these uncompleted contracts are service agreements that contain multiple year terms which fall into the category of unit price contracts. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. For these service agreements, we project the backlog amount based on our historical work from each customer. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. As a result, even if we realize all of the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

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

The credit crisis and economic downturn has resulted in a tremendous amount of uncertainty with respect to our customers’ spending plans, and has resulted in certain projects being delayed or cancelled. While we believe that President Obama’s economic stimulus plan, which was enacted in February 2009, currently provides for Federal government funding for new transmission lines in the United States and should aid the wind, electrical transmission and rural broadband businesses, the extent to which it will is uncertain. We cannot be certain how any such government funds would be used, if at all, in the regions in which we do business or what the impact that the use of any such funds would be on our financial results.

Risks related to our real estate development operations

We engage in real estate activities which are speculative and involve a high degree of risk.

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

An oversupply of alternatives to new homes, such as rental properties and resale homes, has depressed prices and reduced margins. This combination of lower demand and higher inventories affects both the number of condominiums that we can sell and the prices at which we can sell them. We have no basis for predicting how long supply and demand will remain out of balance in the market where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

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

The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels; availability of financing for homebuyers; interest rates; consumer confidence; levels of new and existing homes for sale; demographic trends and housing demand. If any adverse conditions affect our markets, they could have a proportionately greater or lesser impact on us versus other homebuilding companies. An excess supply of housing, including homes held for sale by investors, banks and other lending institutions, can also lower new home prices and reduce our gross margins on new home sales.

As a result of the foregoing, potential customers may be less willing or able to buy our condominiums, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing home sales contracts. We may be unable to change the affordability of our homes to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of home sales contracts in backlog from time to time may increase if homebuyers’ sentiment changes and they may fail to honor their contracts.

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

Over the last few years, in accordance with generally accepted accounting principles, we have recognized revenue and profits from sales of condominium units during the course of construction. Revenue recognition commences and continues to be recorded when construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund of its deposit except for non-delivery of the residence, a substantial percentage of units are under non-cancelable contracts, collection of the sales price is reasonably assured and costs can be reasonably estimated. Due to various contingencies, like delayed construction and buyer defaults, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected, which could affect our financial condition and results of operations.

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

Additionally, the inability of property owners to obtain cost-effective insurance could have an adverse effect on demand for property in our markets, which could reduce our revenue. Furthermore, there are periods of time during which insurance companies will not write policies because of the presence of a named storm that may pass over the areas in which we sell condominiums. During these periods, home closings in areas that could be affected by such a storm will be delayed until the risk of the storm has passed and the required insurance can be obtained.

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

Risks related to our business

Environmental matters and climate change impacts.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changing rainfall patterns, changing storm patterns and intensities and changing temperature levels. Because our operating results are significantly influenced by weather, significant changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in drier weather and milder temperatures over a greater period of time in a given period, we may be able to increase our productivity, which could have a positive impact on our revenues and gross margins. In addition, if climate change results in an increase in severe weather, such as hurricanes, intense rainfall and ice storms, we could experience a greater amount of higher margin emergency restoration service work, which generally has a positive impact on our gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather over a greater period of time in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

We are subject to numerous federal, state, local and environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously operated properties regardless of whether we directly caused the contamination or violated any law at the time. The presence of any contamination from substances or wastes could interfere with ongoing operations. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations and also could be subject to a revocation of our permits, which could materially and adversely affect our business and results of operations.

From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to certain of our operations. We believe that we are in compliance with our environmental obligations to date and that any such obligations should not have a material adverse effect on our business or financial performance.

Climate change issues may result in the adoption of new environmental regulations that may unfavorably impact us, our suppliers, our customers, and subsequently effect how we conduct our businesses. This could also cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our operations and financial condition. In addition, developments in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties, equipment and our processes without a corresponding increase in revenue.

Our operating results may vary significantly from quarter-to-quarter.

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

As of December 31, 2009, we have determined that we are in a cumulative loss position based on the guidance in ASC Topic 740, “Income Taxes.” Due to this cumulative loss position and the lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, we have recorded a full valuation allowance against our net deferred tax assets. Although we do expect to recover from the current economic downturn to normal profit levels in the future, it may be necessary for us to record additional valuation allowances in the future related to operating losses. Valuation allowances could materially increase our income tax expense or reduce our income tax benefit, and therefore adversely affect our results of operations and tangible net worth in the period in which such valuation allowance is recorded.

We could be adversely affected by liabilities associated with our former mining business.

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. However, we could still be liable for previous activities at sites we once owned. We were identified as a PRP for investigation and removal activities at one such site and in September 2009 we entered into a settlement agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000, as discussed in “Item 3. Legal Proceedings” herein. The discovery of previously unknown contamination or leaks, or the imposition of new clean up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

For information with respect to the principal properties utilized in the Company’s operations, see “Item 1. Business.”

The Company’s principal office is located in Melbourne, Florida, where we lease 7,586 square feet of space at a monthly rental rate of $12,480. The lease, which expires in April 2012, may be renewed for five additional three-year periods.

Item 3.	Legal Proceedings.

Environmental

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. On September 8, 2003, the United States Environmental Protection Agency (the “EPA”) issued a special notice letter notifying the Company that it was a potentially responsible party (“PRP”), along with three other parties, with respect to investigation and removal activities at the Anderson-Calhoun Mine/Mill Site (the “Site”) in Stevens County, Washington.

Following negotiations with the EPA and the other PRPs, the Company and one of the other PRPs, Combustion Engineering Inc., entered into a Settlement Agreement with the EPA, which was adopted by the EPA as final with an effective date of September 1, 2009. In accordance with the Settlement Agreement and the EPA’s instructions, the Company made a cash payment to the EPA of $73,000 on September 17, 2009. Combustion Engineering also reported that on September 11, 2009, Combustion Engineering paid the remainder of the amount due the EPA. The Settlement Agreement is based, in part, on the EPA’s acceptance of the Company’s representations to the effect that it was a minimal contributor to the hazardous substances that are the subject of the environmental investigation and removal action. The Company understands that Blue Tee Corporation (successor to American Zinc), the remaining PRP, has entered into a proposed Settlement Agreement with the EPA with respect to the Site, which would include a waiver by Blue Tee of its right to seek contribution from the Company for response costs. The proposed Settlement Agreement between Blue Tee and the EPA is subject to public comment and final approval by the EPA.

Under the Comprehensive Environmental Response, Compensation and Liability Act, any of the PRPs may be jointly and severally liable to the EPA for the full amount of any response costs incurred by the EPA, including costs related to investigation and remediation, subject to a right of contribution from other PRPs. In practice, PRPs generally agree to perform such response activities, and negotiate among themselves to determine their respective contributions to any such multi-party activities based upon equitable allocation factors that focus primarily on their respective contributions to the contamination at issue. Notwithstanding the settlement with the

EPA discussed above, the party that implements the removal action at the Site may, in theory, seek cost recovery from other PRPs at the Site. Under the Settlement Agreement and the proposed settlement agreement discussed above, however, the other PRPs waive their rights to seek contribution from the Company. Furthermore, the Company believes that under the facts of this matter, any such contribution claim against the Company would be resolved favorably in light of the Company’s previous contributions to the response action and the Company’s minimal role in the generation of the hazardous substances that are the subject of the response action at the Site.

Litigation

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NYSE Amex under the symbol GV. The following table shows the reported high and low sales price at which our Common Stock was traded in 2009 and 2008:

	2009		2008
	High	Low	High	Low
First Quarter	$0.43	$0.20	$0.73	$0.54
Second Quarter	0.54	0.26	0.60	0.47
Third Quarter	0.49	0.38	0.65	0.34
Fourth Quarter	0.49	0.36	0.42	0.04

As of March 18, 2010, there were 9,078 holders of record of our Common Stock.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 17, 2009, permits the purchase of up to 3,500,000 shares until September 30, 2010. We did not purchase any of our Common Stock during 2009. As of December 31, 2009, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 6.	Selected Financial Data

The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2009:

	Year Ended December 31,
	2009		2008		2007		2006		2005
	(In thousands except per share and share amounts)
Continuing operations:
Revenue
Electrical construction	$27,772		$29,062		$26,762		$36,410		$28,781
Real estate development	1,474		2,383		537	(1)	11,086		10,563

Total revenue	$29,246		$31,445		$27,299		$47,496		$39,344

(Loss) income from continuing operations
Electrical construction	(130)		1,219		456		4,675		3,237
Real estate development	(3)		(3,954	)(2)	(1,352	)(3)	2,752		3,333
Corporate	(2,332)		(2,564)		(2,602)		(2,933)		(2,610)

(Loss) income before taxes from continuing operations	(2,465)		(5,299)		(3,498)		4,494		3,960
Income tax provision	(537	)(5)	(23	)(5)	(1,196)		1,740		1,582

Net (loss) income from continuing operations available to common stockholders	(1,928)		(5,276)		(2,302)		2,753		2,378
Discontinued operations:
Gain (loss) from operations, net of tax	—	(4)	(111	)(4)	(19	)(4)	242	(4)	(56	)(4)

Net (loss) income	$(1,927)		$(5,387)		$(2,321)		$2,995		$2,322

(Loss) earnings per share—basic and diluted:
Continuing operations	$(0.08)		$(0.21)		$(0.09)		$0.11		$0.09
Discontinued operations	—		—		—		0.01		—

Net (loss) income	$(0.08)		$(0.21)		$(0.09)		$0.12		$0.09

Weighted average shares outstanding:
Basic	25,451,354		25,451,354		25,451,354		26,564,550		25,642,528
Diluted	23,451,354		25,451,354		25,451,354		25,564,550		25,677,518
Balance sheet data:
Total assets	$21,662		$25,499		$32,867		$41,904		$33,481
Long term debt and capital lease obligations, including current portion	2,779		5,738		4,021		2,588		1,784
Shareholders’ equity	14,711		16,638		22,025		24,346		21,483
Working capital	7,071		10,861		13,774		16,316		12,488

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

(3)

Reflects the reversal of the cost of sales relating to the condominium units underlying the purchase contracts subject to defaults, partially offset by cost of sales recognized in the fourth quarter upon the sale of six Pineapple House condominium units. Also reflects the adjustment of the Pineapple House inventory to estimated fair value in the third quarter of 2007.

(4)	In each of the five years, the Company recognized a provision for remediation as described in note 6 to the consolidated financial statements.
(5)	Reflects the change in the valuation allowance of $324,000 and $1.9 million against the deferred tax assets for the years ended December 31, 2009 and 2008, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the level of consumer confidence; the continued weakness in the Florida condominium market; our ability to acquire land; increases in interest rates and availability of mortgage financing to our buyers; and increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather, natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing, particularly in light of the current disruption in the credit markets. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” sections and should be considered while evaluating our business, financial condition, results of operations and prospects.

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

We report our results under two reportable segments, electrical construction and real estate. For the year ended December 31, 2009 our total consolidated revenue was $29.2 million, of which 95% was attributable to the electrical construction segment and 5% to the real estate segment.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2009 and 2008, three of our customers accounted for approximately 56% and 47% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. Our most recent project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which twenty-five units have been sold as of December 31, 2009. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

The housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor negatively affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our condominium units, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the holding costs on the unsold units is expected to be no more than $72,000 annually.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of December 31, 2009 and 2008 were $512,000, and $28,000, respectively. The increase in the provision for contract losses is mainly attributable to one electrical construction project highly impacted by adverse weather conditions. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

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

If a current estimate of total project costs indicates a loss on a project, the projected loss is recognized in full when determined. There were no accrued contract losses as of December 31, 2009 or 2008 in the real estate development segment. The timing of revenue and expense recognition is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on the contract for sale, revenue and expenses recognized in prior periods are adjusted in the period of default.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value. In accordance with ASC 360-10-35, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. We also comply with ASC Topic 820 “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

As of December 31, 2009, management reviewed the Pineapple House inventory for impairment. In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-lived Assets, requires that if the undiscounted cash flow expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In determining the need for recording any impairment on our Pineapple House inventory, management reviews the carrying value of the remaining units. Management considers sales expectations and the historical pace of sales during the prior year. Management also evaluates the margins of the units sold, current selling prices and any units under contract. Considering these factors we establish three probability scenarios for the amount of units we project to sell over the next twelve months and each successive twelve month period until all units are projected to be sold. We estimate the number of units that will be sold using 60%, 30% and 10% levels of probability.

Due to the fact that the estimates and assumptions included in our cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to us incurring additional impairment charges in the future. Additional factors considered in our analysis are unemployment rates, local real estate market trends, such as supply and demand, marketing incentives, and other local factors. Therefore, changes in the local economy highly influence our market conditions. Our most critical assumptions in our cash flow models are our projected absorption pace for our condominium sales, which is analyzed based on our historical sales, current selling prices and a discount factor.

We estimate the fair value of our condominium units by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed condominium units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within our market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in our market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining units in our Pineapple House project we used a discount rate of 18%.

In addition, we have applied sensitivity factors to our impairment analysis. If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet. For example, we performed a sensitivity test for the three key assumptions in our real estate inventory impairment test: current selling prices, discount factor, and projected absorption pace. Based on this sensitivity test, we determined that a ten percent decrease in the estimated selling prices of the condominium units in inventory, an increase of ten percent in the estimated discount factor used in our calculation or a decrease of two units in the estimated number of units to be sold in 2010, each calculated separately, had no impact on the carrying value of our real estate inventory as of December 31, 2009.

Based on a sensitivity test related to the condominium inventory as of December 31, 2008, we determined that a ten percent decrease in the estimated selling prices of the condominium units in inventory, an increase of ten percent in the estimated discount factor used in our calculation or a decrease of two units in the estimated number of units to be sold in 2009, each calculated separately, could have resulted in a decrease in the carrying value of our real estate inventory as of December 31, 2008, in the amount of $265,000, $95,000, and $208,000, respectively.

Our current market consists of one condominium project with only eight remaining units as of December 31, 2009. During the year ended December 31, 2009, all six units, or 43% of the remaining units at the end of the prior year, were sold in excess of their carrying values. In addition, the units sold are similar to the units remaining to be sold. Furthermore, during 2010 to date, we have sold three of the remaining eight condominium units in inventory as of December 31, 2009. We are selling at substantially our current asking price, which is in excess of our carrying costs. This trend has continued with our three 2010 unit sales. Therefore, management determined that no additional impairment write-down was necessary.

The following table provides the inventory impairments recorded for the years ended December 31, as indicated:

	2009	2008
Write down of inventory	$—	$3,173,506

Total	$—	$3,173,506

Other Assets Valuation

As described above, the Company carefully monitors the value of the real estate inventory, and the Company also regularly performs impairment analysis on the electrical construction segment’s property and equipment balances. In conducting our impairment testing, we have considered whether the decrease in the Company’s market capitalization below our book value should be a specific triggering event necessitating impairment testing. We note that the Company’s market capitalization is significantly lower than our book value. While its market capitalization is an indicator of market sentiment on a particular day, the day-to-day share price of the Company’s stock at particular points in time may not, and frequently does not, fairly reflect the value of the Company’s significant assets, primarily the real estate inventory of our real estate segment and the investment in the equipment of our electrical construction segment. We further note that in almost all of the past fifteen years our market capitalization has been significantly below our book value.

Under these circumstances, we do not consider such market capitalization to be a specific triggering event necessitating impairment testing, particularly in light of the fact that the Company does not have any goodwill or similar intangible assets recorded on its balance sheet. Regardless, the Company reviews the book value of its assets on a regular basis to determine possible impairments in accordance with Accounting Standards Codification (“ASC”) ASC Topic 360, as it believes it will continue as a viable business in the future. Specifically, in its evaluation for potential impairment, the Company determines the value of its real estate inventory, as well as its investments in electrical construction property and equipment using a fair value methodology, as further described in “Note 1—Organization and Summary of Significant Accounting Policies—Inventory”, “Note 1—Organization and Summary of Significant Accounting Policies—Property, Buildings, Equipment and Depreciation,” and in accordance with ASC Topic 820.

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

As of December 31, 2009, our deferred tax assets were largely comprised of tax net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and inventory basis differences on unsold condominium units (refer to note 5 to the consolidated financial statement). ASC Topic 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more-likely-than-not” realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a full valuation allowance against our deferred tax assets beginning in 2008. Our cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. The net deferred tax asset valuation allowance was $2.3 million as of December 31, 2009, compared to $1.9 million as of December 31, 2008.

Provision for Remediation

In September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine that we formerly owned. In September 2009, we entered into a Settlement Agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000. Refer to note 6 to the consolidated financial statements for a discussion of this matter.

As of December 31, 2009, the cumulative net expense associated with this matter was $174,000 (within discontinued operations), which represents our current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with the EPA the professional fees associated with the EE/CA Report and our current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. Notwithstanding the settlement with the EPA discussed above, the party that implements the removal action at the Site may, in theory, seek cost recovery from other PRPs at the Site. The Company believes, however, under the facts of this matter, that any such contribution claim against the Company would be resolved favorably in light of the Company’s previous contributions to the response action and the Company’s minimal role in the generation of the hazardous substances that are the subject of the response action at the Site.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the two year period ended December 31 as indicated:

	2009	2008
Electrical construction
Revenue	$27,772,466	$29,062,099
Operating expenses
Cost of goods sold	24,971,857	24,337,479
Selling, general and administrative	276,506	333,737
Depreciation	2,665,810	2,993,471
Provision for doubtful accounts	—	27,078
(Gain) loss on sale of assets	(48,936)	7,175

Total operating expenses	27,865,237	27,698,940

Operating (loss) income	$(92,771)	$1,363,159

Real estate development
Revenue	$1,473,800	$2,382,888
Operating expenses
Cost of goods sold	1,054,233	2,492,060
Selling, general and administrative	354,129	478,816
Depreciation	13,765	23,352
Write down of inventory	—	3,173,506

Total operating expenses	1,422,127	6,167,734

Operating income (loss)	$51,673	$(3,784,846)

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest and other income, and income taxes.

Revenue

Total revenue in the year ended December 31, 2009 decreased by 7.0% to $29.2 million, compared to $31.4 million in the year ended December 31, 2008. This decrease in total revenue was mainly due to decreased revenue recognized in both the electrical construction segment and the real estate development segment for the year ended December 31, 2009.

Electrical construction revenue decreased 4.4% to $27.8 million for the year ended December 31, 2009, compared to $29.1 million for the year ended December 31, 2008. The decrease in revenue for the year ended December 31, 2009, when compared to the same period in 2008, is largely due to a decrease in demand for our electrical construction services, particularly our fiber optic work, partially offset by an increase in storm work performed during the early part of 2009. During 2009, mainly due to the current economy, we had experienced a continued slowdown in demand for our electrical construction services and a reduction in the size of projects in process, resulting from fewer available large projects as core utility customers reduced spending. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in our backlog from time to time. At December 31, 2009, the approximate value of uncompleted contracts was $11.2 million, compared to $14.6 million at December 31, 2008. We expect to complete 94% of this backlog during the year ending December 31, 2010. We cannot project the levels of future demand for construction services.

Revenue from our real estate development operations decreased 38.2% for the year ended December 31, 2009, when compared to 2008. This decrease was mainly due to the amount and composition of the condominium units sold during 2009, when compared to 2008. During the year ended December 31, 2009 a total of six condominium units from our Pineapple House project were sold. During the year ended 2008 a total of seven condominium units were sold, four from the Pineapple House project and three from the Oak Park project. During the year ended December 31, 2009, we had no projects under construction.

As of December 31, 2009, there was no backlog for the real estate development operation’s segment.

Operating Results

Electrical construction operations had an operating loss of $93,000 in the year ended December 31, 2009, compared to an operating income of $1.4 million during the year ended December 31, 2008. Operating margins on electrical construction operations decreased to (0.3)% for the year ended December 31, 2009, from 4.7% for the year ended December 31, 2008. The decrease in operating margins for the year ended December 31, 2009, when compared to the same period in 2008, was largely the result of the decreases in revenue, as well as decreased productivity particularly in the fourth quarter of 2009. The decrease in productivity during the fourth quarter of 2009 was mainly attributable to one electrical construction project highly impacted by adverse weather conditions.

Real estate development operations had operating income of $52,000 in the year ended December 31, 2009, compared to an operating loss of $3.8 million in the year ended December 31, 2008, an increase of $3.8 million. This increase was mainly due to a lower comparative costs basis of the units sold during 2009, attributable to the previously reported write-down of $3.1 million in the fourth quarter of 2008 on the then existing Pineapple House inventory. As of December 31, 2009, we held eight Pineapple House condominium units for sale.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $31.6 million in the year ended December 31, 2009, from $36.5 million in the year ended December 31, 2008, a decrease of 13.3%.

Electrical construction cost of goods sold increased to $25.0 million in the year ended December 31, 2009, from $24.3 million in the year ended December 31, 2008, an increase of 2.6%. The increase in costs is mainly due to decreased productivity primarily during the fourth quarter of 2009. The decrease in productivity during the fourth quarter of 2009 was mainly attributable to one electrical construction project highly impacted by adverse weather conditions.

Costs of goods sold for real estate development operations decreased to $1.1 million for the year ended December 31, 2009, from $2.5 million for the year ended December 31, 2008. The decrease in costs of goods sold is primarily due to the sale during 2009 of six condominium units with a lower comparative costs basis to the seven units sold in the prior year. The decrease in costs basis of the six units sold during 2009 is attributable to the previously reported write-down of $3.1 million in the fourth quarter of 2008 on the then existing Pineapple House inventory. The cost of goods sold for 2008 reflects the costs associated with the sale of units in both the Pineapple House project and the Oak Park project.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the years ended December 31 as indicated:

	2009	2008
Electrical construction	$276,506	$360,815
Real estate development	354,129	478,816
Corporate	2,242,331	2,487,134

Total	$2,872,966	$3,326,765

SG&A expenses decreased to $2.9 million in the year ended December 31, 2009 from $3.3 million in the year ended December 31, 2008, a decrease of 13.6%. The decrease in SG&A is mainly due to decreases in salaries within the corporate segment as well as decreases in selling expenses, property taxes and other expenses, all within the real estate segment. As a percentage of revenue, SG&A expenses decreased to 9.8% for 2009 from 10.6% in 2008, due primarily to the decrease in expenditures within the corporate and real estate segments in the current year.

The following table sets forth depreciation expense for each segment for the years ended December 31 as indicated:

	2009	2008
Electrical construction	$2,665,810	$2,993,471
Real estate development	13,765	23,352
Corporate	118,046	142,575

Total	$2,797,621	$3,159,398

Depreciation expense decreased 11.5% or $362,000 to $2.8 million in the year ended December 31, 2009, from $3.2 million in the year ended December 31, 2008. The decrease in depreciation expense is mainly due to the timing of assets becoming fully depreciated, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2009	2008
Income tax provision	$(537,358)	$(23,362)
Effective income tax rate	(21.8)%	(0.4)%

Our effective tax rate for the year ended December 31, 2009 of (21.8)% differs from the statutory rate of 34.0% primarily due to the valuation allowance. Our tax provision for the year ended December 31, 2009 was affected in the fourth quarter by a tax benefit of $502,000 resulting from a change in the tax law. Our effective tax rate for the year ended December 31, 2008 of (0.4)%, also differs from the statutory rate primarily due to the valuation allowance.

Discontinued Operations

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. In September 2003, we were notified by the EPA that we are a PRP with respect to possible investigation and removal activities at a mine formerly owned by us. In September 2009 we entered into a Settlement Agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000. Please see note 6 to the consolidated financial statements for a discussion on this matter and the related income (loss) recognized in the years ended December 31, 2009 and 2008.

The following table sets forth summary operating results of discontinued operations for the years ended December 31 as indicated:

	2009	2008
Provision for remediation	$387	$(112,850)

Income (loss) from discontinued operations before income taxes	387	(112,850)
Income tax provision	—	(1,828)

Income (loss) from discontinued operations, net of tax	$387	$(111,022)

The following table presents our provision for income tax and effective income tax rate from discontinued operations for the years ended December 31 as indicated:

	2009	2008
Income tax provision	$—	$(1,828)
Effective income tax rate	0.0%	(1.6)%

Our effective tax rate related to discontinued operations for the year ended December 31, 2009 of 0.0% differs from the statutory rate of 34% due to the valuation allowance. Our effective tax rate related to discontinued operations for the year ended December 31, 2008 of (1.6)% also differs from the statutory rate due to the valuation allowance.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of December 31, 2009, we had cash and cash equivalents of $3.5 million and working capital of $7.1 million. In addition, we had $3.0 million in an unused revolving line of credit as of December 31, 2009, as discussed in note 11 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2009	2008
Net cash provided by operating activities	$3,531,049	$4,444,710
Net cash used in investing activities	(3,530,947)	(963,304)
Net cash used in financing activities	(1,387,089)	(2,544,039)

Net (decrease) increase in cash and cash equivalents	$(1,386,987)	$937,367

Operating Activities

Cash flows from operating activities are comprised of the net loss, adjusted to reflect the timing of cash receipts and disbursements therefrom.

Cash provided by our operating activities totaled $3.5 million in the year ended December 31, 2009, compared to cash provided of $4.4 million from operating activities for 2008. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

The decrease in net cash provided by operating activities in the year ended December 31, 2009 is primarily due to the decrease in cash used within the electrical construction segment in the current year, as there has been a decrease in demand for our electrical construction services. Operating cash flows normally fluctuate relative to the status of projects within both the real estate and electrical construction segments.

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

For the three month period ended December 31, 2009 and 2008, our DSO for accounts receivable were 55 and 57, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 24 and 10, respectively. The increase in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to billing provisions on three major projects recently started during the fourth quarter of 2009 compared to only one project in 2008. As of February 28, 2010, we have received 97.6% of our December 31, 2009 outstanding trade accounts receivable balance. As of February 28, 2010, we have invoiced our customers for 97.6% of the balance in costs and estimated earnings in excess of billings as of December 31, 2009.

Investing Activities

Cash used in investing activities during the year ended December 31, 2009 was $3.5 million, compared to cash used of $963,000 during 2008. The increase in cash used in our investing activities for the year ended December 31, 2009, when compared to 2008 is primarily due to the increase in capital expenditures. These capital expenditures are mainly attributed to purchases of equipment, primarily trucks and heavy machinery used by our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2010 is expected to total approximately $2.0 million, the majority of which is for upgrading of equipment and purchases of new equipment for the construction of concrete foundations in the electrical construction segment. These purchases will be funded through our cash reserves or working capital loan.

Financing Activities

Cash used in financing activities during the year ended December 31, 2009 was $1.4 million, compared to cash used in financing activities of $2.5 million during 2008. Our financing activities for the current year consisted mainly of repayments on notes payable of $1.5 million for the Pineapple House mortgage, $1.1 million on the electrical construction $3.5 million equipment loan and repayments on our working capital loan of $865,000, as well as repayments on capital leases of $579,000. These were partially offset by borrowings made within the electrical construction segment of $1.8 million and borrowings on our working capital loan of $865,000, both used to purchase capital equipment. Our financing activities for the year ended December 31, 2008 consisted of repayments on notes payable of $1.7 million for the Pineapple House mortgage and $1.0 million on the electrical construction $3.5 million equipment loan, as well as repayments on capital leases of $316,000. These were partially offset by borrowings made within the real estate segment of $488,000 mainly to pay final billings for the Pineapple House project. See note 11 to the consolidated financial statements for more information regarding these borrowings.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. The Company must maintain a tangible net worth of at least $14.5 million, no more than $500,000 in outside debt and a maximum debt to worth ratio of no greater than 2 to 1. The Company was in compliance with all of its covenants as of December 31, 2009.

The following are computations of these most restrictive financial covenants:

	Covenant	Actual as of December 31, 2009
Tangible net worth minimum	$14,500,000	$14,711,033
Outside debt must not exceed $500,000	500,000	—
Maximum debt/worth ratio must not exceed 2.0 : 1.0	2.0 : 1	0.47 : 1

On March 25, 2010, we entered into an amendment of our working capital loan with Branch Banking and Trust Company that reduces the threshold of two of the financial covenants listed above as follows:

Revised Covenant
Tangible net worth minimum	$13,500,000
Maximum debt/worth ratio must not exceed 1.5 : 1.0	1.5 : 1

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

Inflation

As a result of relatively low levels of inflation experienced during the years ended December 31, 2009 and 2008, inflation did not have a significant effect on our results.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Goldfield Corporation:

We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, Florida

March 26, 2010

Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$3,534,993	$4,921,980
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2009 and 2008	3,740,047	6,709,015
Remediation insurance receivable	8,746	99,375
Current portion of notes receivable	36,419	54,169
Construction inventory	110,428	—
Real estate inventory	1,456,682	2,323,756
Costs and estimated earnings in excess of billings on uncompleted contracts	1,625,835	1,135,290
Income taxes recoverable	819,027	638,071
Prepaid expenses	365,778	474,660
Other current assets	15,054	15,014

Total current assets	11,713,009	16,371,330

Property, buildings and equipment, at cost, net of accumulated depreciation of $19,987,725 in 2009 and $18,454,266 in 2008	8,292,973	7,656,580
Notes receivable, less current portion	275,513	304,671

Deferred charges and other assets
Land and land development costs	662,219	710,495
Cash surrender value of life insurance	675,669	329,021
Other assets	42,815	126,437

Total deferred charges and other assets	1,380,703	1,165,953

Total assets	$21,662,198	$25,498,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,994,458	$2,905,181
Contract loss accruals	512,079	27,509
Billings in excess of costs and estimated earnings on uncompleted contracts	2,603	7,564
Current portion of notes payable	2,130,666	2,096,645
Current portion of capital leases	—	320,013
Reserve for remediation	2,175	153,368

Total current liabilities	4,641,981	5,510,280
Other accrued liabilities	25,234	28,423
Notes payable, less current portion	2,283,950	3,062,333
Capital leases, less current portion	—	259,344

Total liabilities	6,951,165	8,860,380

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(5,243,840)	(3,316,719)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	14,711,033	16,638,154

Total liabilities and stockholders’ equity	$21,662,198	$25,498,534

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Revenue
Electrical construction	$27,772,466	$29,062,099
Real estate development	1,473,800	2,382,888

Total revenue	29,246,266	31,444,987

Costs and expenses
Electrical construction	24,971,857	24,337,479
Real estate development	1,054,233	2,492,060
Selling, general and administrative	2,872,966	3,299,687
Depreciation	2,797,621	3,159,398
Provision for doubtful accounts	—	27,078
Write down of real estate inventory	—	3,173,506
(Gain) loss on sale of assets	(48,863)	7,260

Total costs and expenses	31,647,814	36,496,468

Total operating loss	(2,401,548)	(5,051,481)

Other income (expenses), net Interest income	34,708	131,889
Interest expense, net	(123,590)	(401,129)
Other income, net	25,564	21,560

Total other expenses, net	(63,318)	(247,680)

Loss from continuing operations before income taxes	(2,464,866)	(5,299,161)
Income tax provision	(537,358)	(23,362)

Loss from continuing operations	(1,927,508)	(5,275,799)
Gain (loss) from discontinued operations, net of tax provision of $0 in 2009 and $1,828 in 2008	387	(111,022)

Net loss	$(1,927,121)	$(5,386,821)

Loss per share of common stock—basic and diluted Continuing operations	$(0.08)	$(0.21)
Discontinued operations	—	—

Net loss	$(0.08)	$(0.21)

Weighted average shares outstanding:
Basic	25,451,354	25,451,354

Diluted	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(1,927,121)	$(5,386,821)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,797,621	3,159,398
Write down of inventory	—	3,173,506
Deferred income taxes	—	192,900
(Gain) loss on sale of assets	(48,863)	7,260
Cash surrender value of life insurance	19,265	—
Minority interest	—	(3,361)
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	2,968,968	(827,585)
Remediation insurance receivable	90,629	77,452
Construction inventory	(110,428)	2,218
Real estate inventory	867,074	2,291,477
Costs and estimated earnings in excess of billings on uncompleted contracts	(490,545)	523,422
Land and land development costs	48,276	—
Income taxes recoverable	(180,956)	(86,835)
Prepaid expenses and other assets	192,464	415,035
Accounts payable and accrued liabilities	(1,023,751)	917,053
Contract loss accrual	484,570	27,509
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,961)	7,564
Remediation accrual	(151,193)	(45,482)

Net cash provided by operating activities	3,531,049	4,444,710

Cash flows from investing activities
Proceeds from disposal of property and equipment	64,753	34,576
Proceeds from notes receivable	46,908	42,573
Purchases of property and equipment	(3,276,695)	(1,048,715)
Cash surrender value of life insurance	(365,913)	8,262

Net cash used in investing activities of continuing operations	(3,530,947)	(963,304)

Cash flows from financing activities
Proceeds from notes payable	2,617,003	487,631
Repayments on notes payable	(3,424,735)	(2,716,051)
Repayments on capital leases	(579,357)	(315,619)

Net cash used in financing activities of continuing operations	(1,387,089)	(2,544,039)

Net (decrease) increase in cash and cash equivalents	(1,386,987)	937,367
Cash and cash equivalents at beginning of year	4,921,980	3,984,613

Cash and cash equivalents at end of year	$3,534,993	$4,921,980

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$77,709	$219,229
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	173,209	5,305
Debt issued in lieu of interest paid	63,370	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	27,813,772	$2,781,377	$18,481,683	$2,070,102	$(1,308,187)	$22,024,975
Net loss	—	—	—	(5,386,821)	—	(5,386,821)

Balance at December 31, 2008	27,813,772	2,781,377	18,481,683	(3,316,719)	(1,308,187)	16,638,154
Net loss	—	—	—	(1,927,121)	—	(1,927,121)

Balance at December 31, 2009	27,813,772	$2,781,377	$18,481,683	$(5,243,840)	$(1,308,187)	$14,711,033

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operation. As of December 31, 2009 and 2008, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

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

In accordance with Accounting Standard Codification (“ASC”) ASC 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the need to record impairment losses on long-lived assets when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset’s carrying value, with the loss measured at fair value based on discounted expected cash flows.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

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

The Company’s contracts allow it to bill additional amounts for change orders and claims. Additionally, the Company considers a claim to be for additional work performed outside the scope of the contract, contested by the customer. Historically, claims relating to electrical construction work have not been significant. It is the Company’s policy to include revenue from change orders and claims in contract value only when they can be reliably estimated and realization is considered probable, in accordance with ASC 605-35-25-30 and ASC 605-35-25-31.

The asset, “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized. The liability, “contract loss accruals” represents a provision for the estimated costs on contracts that exceed the estimated revenue.

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

Real Estate Revenue

The Company currently does not have any projects in development. For all future projects, revenue will be recognized using the guidance provided in ASC 360-20, “Real Estate Sales.” ASC 360-20 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to ASC 360-20-40-50 “Sales of Condominium Units.” ASC 360-20-40-50 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching a conclusion that the sales price is collectible. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property, or (2) increase the minimum initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only after the buyer’s aggregate deposit meets the required investment tests for the duration of the construction period. In future projects, the Company believes that it will be required in most cases to collect higher deposits from buyers than historically collected in order to recognize revenue under the percentage-of-completion method of accounting. If the Company is unable to meet the requirements of ASC Topic 360 on future projects, it will be required to delay revenue recognition until the aggregate investment tests described in ASC 360-20-50 have been met.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

Inventory

Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value. In accordance with ASC 360-10-35, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The Company also complies with ASC Topic 820 “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements

For the year ended December 31, 2009, management reviewed the Pineapple House inventory for impairment. In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-lived Assets, requires that if the undiscounted cash flow expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The Company estimates the fair value of its condominium units by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed condominium units, various estimates are used such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in the market. The determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining units in the Pineapple House project the Company used a discount rate of 18%. The Company could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on the balance sheet if the assumptions or estimates in the fair value calculations change.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

temporary differences and carryforwards between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Executive Long-term Incentive Plan

The Company accounts for stock-based employee compensation arrangements in accordance with ASC Topic 718. Under ASC Topic 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the grantees’ requisite service period. The Company has not issued shares pursuant to the 1998 Executive Long-term Incentive Plan (the “Plan”) in 2009 or 2008 and all previously issued common stock options were exercised prior to December 31, 2005. Therefore, the Company has no compensation expense for shares pursuant to the Plan for the years ended December 31, 2009 or 2008. See note 14 –The Goldfield Corporation 1998 Executive Long-term Incentive Plan for additional information.

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

Financial Instruments Fair Value, Concentration of Business and Credit Risks

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, contracts receivable, remediation insurance receivable and accounts payable and accrued liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value. The fair value of notes payable is considered by management to approximate carrying value.

Financial instruments, mainly within the electrical construction operations which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $3.7 million and $6.7 million as of December 31, 2009 and 2008, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts. As of December 31, 2009 and 2008, upon its review, management determined it was not necessary to record an additional allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

As of December 31, 2009 and 2008, there were no financial instruments within the real estate development operations which potentially subject the Company to concentrations of credit risk.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

Subsequent Events

The Company evaluated subsequent events. The Company is not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements. However, an amendment to the Working Capital Loan Agreement occurred on March 25, 2010, as described in Note 18, to amend the threshold on certain financial covenants.

Reclassifications

Certain amounts previously reflected in the prior period balance sheets, statements of cash flows and statements of stockholders’ equity have been reclassified to conform to the Company’s 2009 presentation.

Note 2—Contracts Receivable

The Company’s real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

As of December 31, 2009 and 2008, $5,000 and $0, respectively, of earnest money deposits was held by a third party, for the Pineapple House project.

Note 3—Inventory

As of December 31, 2009, the Company has eight completed condominium units held for sale within the Pineapple House project compared to fourteen at December 31, 2008.

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value. In accordance with ASC 360-10-35, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value.

For the year ended December 31, 2009, the Company reviewed the Pineapple House inventory for impairment. In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-lived Assets, requires that if the undiscounted cash flow expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820 “Fair Value Measurement,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

In determining the need for recording any impairment on the Pineapple House inventory, the Company reviewed the carrying value of the remaining units. The Company considered sales expectations and the historical pace of sales during the prior year. The Company also evaluated the margins of the units sold, current selling prices and any units under contract. Considering these factors the Company established three probability scenarios for the amount of units it projected to sell over the next twelve months and each successive twelve month period until all units are projected to be sold. The Company estimated the number of units that would be sold using 60%, 30% and 10% levels of probability.

The Company estimates the fair value of its condominium units by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

condominium units, various estimates are used such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in the market. The determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining units in the Pineapple House project the Company used a discount rate of 18%.

The current market consists of one condominium project with only eight remaining units as of December 31, 2009. During the year ended December 31, 2009, all six units, or 43% of the remaining units at the end of the prior year, were sold in excess of their carrying values. In addition, the units sold are similar to the units remaining to be sold. Furthermore, during 2010 to date, the Company sold three of the remaining eight condominium units in inventory as of December 31, 2009. The Company sold its units at substantially its current asking price, which is in excess of its carrying costs. This trend has continued with the three 2010 unit sales. For the year ended December 31, 2009, the Company determined that no additional impairment write-down was necessary. For the year ended December 31, 2008, the Company recorded asset impairment losses of $3.2 million, consisting of the write down of $37,000 on the Oak Park inventory in the second quarter of 2008 and the write down of $3.1 million on the Pineapple House inventory in the fourth quarter of 2008.

The following table provides the inventory impairments recorded for the years ended December 31, as indicated:

	2009	2008
Write down of inventory	$—	$3,173,506

Total	$—	$3,173,506

Note 4—Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 for the years as indicated:

	2009	2008
Costs incurred on uncompleted contracts	$3,210,256	$9,422,376
Estimated earnings	144,334	1,705,754

	3,354,590	11,128,130
Less billings to date	1,731,358	10,000,404

Total	$1,623,232	$1,127,726

Included in the balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,625,835	$1,135,290
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,603)	(7,564)

Total	$1,623,232	$1,127,726

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $111,000 and $254,000 at December 31, 2009 and 2008, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 5—Income Taxes

The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2009	2008
Current
Federal	$(559,814)	$(188,762)
State	22,456	47,000

	(537,358)	(141,762)

Deferred
Federal	—	106,795
State	—	11,605

	—	118,400

Total	$(537,358)	$(23,362)

The following table presents the total income tax provision for the years ended December 31 as indicated:

	2009	2008
Continuing operations	$(537,358)	$(23,362)
Discontinued operations	—	(1,828)

Total	$(537,358)	$(25,190)

The tax provision for the year ended December 31, 2009 was affected in the fourth quarter by a tax benefit of $502,000 resulting from a change in the tax law.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities for the years ended December 31 as indicated:

	2009	2008
Deferred tax assets:
Accrued vacations and bonuses	$101,428	$133,747
Contingent salary payments recorded as goodwill for tax purposes	3,334	6,666
Remediation provision	818	57,712
Net operating loss carryforwards	1,246,117	175,784
Accrued warranty costs	11,983	2,802
Alternative minimum tax credit carryforwards	278,859	788,217
Accrued workers’ compensation	24,135	2,666
Capitalized bidding costs & inventory adjustments	968,679	1,524,905
Accrued lease expense	9,496	10,678
Accrued percentage-of-completion loss	192,695	10,352
Other	8,724	10,972

Total deferred tax assets	2,846,268	2,724,501
Valuation allowance	(2,263,098)	(1,938,920)

Total deferred tax assets after valuation allowance	583,170	785,581

Deferred tax liabilities:
Remediation receivable	(3,103)	(17,075)
Deferred gain on installment notes	(45,450)	(49,524)
Tax depreciation in excess of financial statement depreciation	(534,617)	(718,982)

Total deferred tax liabilities	(583,170)	(785,581)

Total net deferred tax assets	$—	$—

As of December 31, 2009, the Company had federal tax net operating loss (“NOL”) carryforwards of approximately $3.0 million available to offset future taxable income, which if unused will expire beginning in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $279,000, which are available to reduce future federal income taxes over an indefinite period. In addition, there were inventory basis differences of $2.0 million, which will be recognized mainly as condominium units are sold. The Company also had NOL carryforwards from Florida of approximately $4.6 million available to offset future taxable income from Florida, which if unused will expire beginning in 2027.

ASC Topic 740, “Income Taxes,” requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more-likely-than-not” realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with loss carryforwards expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, the Company established a full valuation allowance against the deferred tax assets beginning in 2008. The Company’s cumulative loss position over the evaluation

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized. The net deferred tax asset valuation allowance was $2.3 million as of December 31, 2009, compared to $1.9 million as of December 31, 2008.

The following table presents the differences between the Company’s effective income tax rate (benefit) and the federal statutory rate (benefit) on its income from continuing operations for the years ended December 31 as indicated:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	(2.6)	(2.8)
Other non-deductible expenses	2.1	1.1
Valuation allowance	13.2	36.6
Other	(0.5)	(1.3)

Total	(21.8)%	(0.4)%

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

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2009	2008
Balance at January 1	$44,307	$39,568
Increase from prior years’ tax positions	2,798	4,748
Decrease from settlements with taxing authority	(26,037)	(9)
Decrease from expiration of statute of limitations	(8,018)	—

Balance at December 31	$13,050	$44,307

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. During the years ended December 31, 2009 and 2008, the Company recognized $(22,000) and $9,000 in interest and penalties. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statute of limitations. The Company had approximately $12,000 and $36,000 for the payment of interest and penalties as of December 31, 2009 and 2008, respectively.

Note 6—Discontinued Operations

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

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

The Company and one of the other PRPs, Combustion Engineering, entered into a Settlement Agreement with the EPA, which was adopted by the EPA as final with an effective date of September 1, 2009. In accordance with the Settlement Agreement and the EPA’s instructions, the Company made a cash payment to the EPA of $73,000 on September 17, 2009. Combustion Engineering also reported that on September 11, 2009, Combustion Engineering paid the remainder of the amount due the EPA. The Settlement Agreement is based, in part, on the EPA’s acceptance of the Company’s representations to the effect that it was a minimal contributor to the hazardous substances that are the subject of the environmental investigation and removal action. The Company understands that Blue Tee Corporation, the remaining PRP, has entered into a proposed settlement agreement with the EPA with respect to the Site, which is subject to public comment and final approval by the EPA.

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the years ended December 31, 2009 and 2008, the Company was reimbursed $65,000 and $4,000, respectively. As of December 31, 2009, the Company has received $428,000 from Insurer No. 1, which represents 79% of the Company’s insurable costs incurred from the inception of this matter through December 31, 2009. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the years ended December 31, 2009 and 2008, the Company was reimbursed $10,000 and $1,000, respectively. As of December 31, 2009, the Company has received $105,000, from Insurer No. 2, which represents 19% of the Company’s insurable costs incurred from the inception of this matter through December 31, 2009. For the years ended December 31, 2009 and 2008, the Company has recorded a decrease to the estimated insurance reimbursements of $15,700 and $73,000, respectively and has recorded this as an increase to its net expense within discontinued operations. As of December 31, 2009 and 2008, the balance of the receivable for estimated future insurance reimbursements was $9,000 and $99,000, respectively. The Company will record any additional change to the estimated insurance reimbursements as a change to the net expense within discontinued operations.

In accordance with ASC 450-20 “Loss Contingencies,” and ASC 410-30, “Environmental Obligations,” the Company has recognized a net expense (within discontinued operations) for this matter. As of December 31, 2009 and 2008, the cumulative net expense was $174,000. This represents the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with the EPA, the professional fees associated with the EE/CA Report and the current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. As of December 31, 2009, the Company has recorded a reserve balance for professional fees and other applicable costs of $2,000 (accrued as a current liability within discontinued operations).

The following table sets forth certain operating results of the discontinued operations for the years ended December 31 as indicated:

	2009	2008
Provision for remediation	$387	$(112,850)

Loss from discontinued operations before income taxes	387	(112,850)
Income tax provision	—	(1,828)

Loss from discontinued operations, net of tax	$387	$(111,022)

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

The following table presents the provision for income tax and effective income tax rate from discontinued operations for the years ended December 31 as indicated:

	2009	2008
Income tax provision	$—	$(1,828)
Effective income tax rate	0.0%	(1.6)%

The Company’s effective tax rate related to discontinued operations for the year ended December 31, 2009 of 0.0% differs from the federal statutory rate of 34% primarily due to the valuation allowance. The Company’s effective tax rate related to discontinued operation for the year ended December 31, 2008 of (1.6)% also differs from the federal statutory rate due to the valuation allowance.

The following table presents the assets and liabilities of discontinued operations for the years ended December 31 as indicated:

	2009	2008
Remediation insurance receivable	$8,746	$99,375

Reserve for remediation	$2,175	$153,368

Note 7—Property, Buildings and Equipment

The following table presents the balances of major classes of properties for the years ended December 31 as indicated:

	Estimated useful lives in years	2009	2008
Land	—	$211,052	$196,802
Buildings	30 - 40	1,572,055	1,572,055
Leasehold improvements	7	136,345	136,345
Machinery and equipment	2 - 10	25,685,816	24,205,644
Construction in progress		675,430	—

Total		28,280,698	26,110,846
Less accumulated depreciation and amortization		19,987,725	18,454,266

Net properties, buildings and equipment		$8,292,973	$7,656,580

In accordance with ASC 360-10-05, management reviews the net carrying value of all properties, buildings and equipment on a regular basis. As a result of such review, no impairment write-down was considered necessary during the years ended December 31, 2009 and 2008.

Note 8—401 (k) Employee Benefits Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 75% of their pre-tax compensation

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $145,000 and $141,000 for the years ended December 31, 2009 and 2008, respectively.

Note 9—Accounts Payable and Accrued Liabilities

The following table presents the accounts payable and accrued liabilities for the years ended December 31 as indicated:

	2009	2008
Accounts payable	$1,490,759	$2,357,215
Accrued bonus	99,548	174,224
Accrued payroll costs	303,182	267,580
Other accrued expenses	100,969	106,162

Total	$1,994,458	$2,905,181

Note 10—Contract Loss Accruals

As of December 31, 2009 and 2008, the provision for losses estimated on long-term fixed price electrical construction contracts in progress, accounted for using the percentage-of-completion method, were $512,000 and $28,000, respectively.

Note 11—Notes Payable and Capital Leases

Notes Payable

The following table presents the balances of our notes payables for the years ended December 31 as indicated:

	Maturity Date	2009	2008
Working capital loan	December 28, 2010	$—	$—
Pineapple House mortgage	May 18, 2010	1,635,666	3,033,487
$3.5 million equipment loan	December 13, 2010	—	2,125,491
$3.8 million equipment loan	December 29, 2014	2,778,950	—

Total notes payable		4,414,616	5,158,978
Less current portion of notes payable		(2,130,666)	(2,096,645)

Notes payable, less current portion		$2,283,950	$3,062,333

As of December 31, 2009, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan was renewed on December 29, 2009, with modified terms, which include interest payable monthly at an annual rate equal to Monthly LIBOR rate plus one and eight-tenths percent, subject to a minimum rate of 3.5% (3.50% and 3.71% as of December 31, 2009 and December 31, 2008,

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

respectively) and is now due and payable on December 28, 2010, unless extended by the Bank at its discretion. As of December 31, 2009 and December 31, 2008, there were no borrowings outstanding under the Working Capital Loan.

As of December 31, 2009, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.6 million (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (2.08% and 3.76% as of December 31, 2009 and December 31, 2008, respectively). The maturity date of the Pineapple House Mortgage is May 18, 2010, unless extended by the Bank at its discretion. Borrowings outstanding under this agreement were $1.6 million and $3.0 million as of December 31, 2009 and December 31, 2008, respectively. The loan is secured by a Mortgage and Security Agreement.

As of December 31, 2008, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement for a revolving line of credit loan for a maximum principal amount of $3.5 million to be used by Southeast Power for durable equipment purchases. The Company agreed to guarantee Southeast Power’s obligations under the loan agreement. On December 29, 2009, the loan agreement was amended to also apply to a new loan evidenced by a promissory note dated December 29, 2009, in the original principal amount of $3.8 million, and renewals and modifications of said note, as made from time to time and all loan documents associated with said note. This new loan was guaranteed by both the Company and Pineapple House.

As of December 29, 2009, the $3.5 million note had borrowings outstanding of $1.0 million. This balance was paid off in its entirety on December 30, 2009, with proceeds from the $3.8 million loan. Interest was payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent (3.71% as of December 31, 2008). The maturity date of the loan was December 13, 2010. Southeast Power made monthly payments of interest to the Bank in arrears on the principal balance outstanding until July 2007, and thereafter, Southeast Power made monthly installments of principal, in addition to interest on the principal balance outstanding, until it was refinanced with the new $3.8 million loan. Borrowings outstanding under this loan agreement were $2.1 million as of December 31, 2008. The loan was secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

As of December 31, 2009, the $3.8 million note had borrowings outstanding of $2.8 million. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus two and one-half percent (2.73% as of December 31, 2009). The maturity date of the loan is December 29, 2014. Repayment terms of the loan are as follows: interest payable in sixty monthly payments beginning January 29, 2010, plus nine monthly principal payments of $55,000 beginning on April 29, 2010; followed by twelve monthly principal payments of $60,000, followed by thirty-six monthly principal payments of $72,500. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof. During January 2010, the Company borrowed the remaining $1.0 million available under this loan agreement.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of December 31, 2009.

The schedule of payments of the notes payable as of December 31, 2009 is as follows:

2010	$2,130,666
2011	720,000
2012	870,000
2013	693,950

Total payments of debt	$4,414,616

Capital Leases

The Company periodically enters into non-cancelable capital leases for the acquisition of certain machinery and equipment needs. Under the recent capital leases, ownership transferred to the Company at the end of the lease term. No restrictions were imposed by the lease agreements regarding additional debt or further leasing. The Company had no outstanding capital leases as of December 31, 2009. As of December 31, 2008, the cost and accumulated depreciation of equipment under capital leases amounted to $1.3 million and $652,000 respectively. Remaining principal balance under these lease agreements was $579,000 as of December 31, 2008. Depreciation for assets under capital leases is included in depreciation expense.

Note 12—Commitments and Contingencies

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

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 are as follows:

2010	$158,363
2011	161,499
2012	42,076

Total minimum operating lease payments	$361,938

Total rent expense for the operating leases were $152,000 and $149,000 for the years ended December 31, 2009 and 2008, respectively.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2009, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $11.4 million.

Note 13—Preferred Stock Purchase Rights

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

Note 14—The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan, which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. Pursuant to the terms of the Plan, Incentive Stock Options may no longer be granted. As of December 31, 2009 there were 315,000 shares available for grant under the Plan.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of ASC Topic 718 and its related implementation guidance in accounting for stock-based employee compensation arrangements. ASC Topic 718 requires the recognition of the fair value of stock compensation in net income. ASC Topic 718 also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period), net of estimated forfeitures. However, the Company has not issued any shares pursuant to the Plan during the years ended December 31, 2009 or 2008.

Note 15—Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.

As of December 31, 2009 and 2008, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2009 and 2008, respectively.

Note 16—Common Stock Repurchase Plan

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on September 17, 2009, permits the purchase of up to 3,500,000 shares until September 30, 2010. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2009 and December 31, 2008. As of December 31, 2009, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 17—Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

The following table sets forth certain segment information as of December 31 for the years indicated:

	2009	2008
Continuing operations:
Revenues
Electrical construction	$27,772,466	$29,062,099
Real estate development	1,473,800	2,382,888

	29,246,266	31,444,987

Operating expenses
Electrical construction	27,865,237	27,698,940
Real estate development	1,422,127	6,167,734
Corporate	2,360,450	2,629,794

	31,647,814	36,496,468

Operating (loss) income
Electrical construction	(92,771)	1,363,159
Real estate development	51,673	(3,784,846)
Corporate	(2,360,450)	(2,629,794)

	(2,401,548)	(5,051,481)

Other income (expenses), net
Electrical construction	(37,488)	(144,287)
Real estate development	(54,223)	(168,819)
Corporate	28,393	65,426

	(63,318)	(247,680)

Net (loss) income before taxes
Electrical construction	(130,259)	1,218,872
Real estate development	(2,550)	(3,953,665)
Corporate	(2,332,057)	(2,564,368)

	$(2,464,866)	$(5,299,161)

Identifiable assets:
Electrical construction	$17,293,104	$19,779,954
Real estate development	2,171,919	3,774,333
Corporate	2,188,429	1,844,872
Discontinued operations	8,746	99,375

Total	$21,662,198	$25,498,534

Capital expenditures:
Electrical construction	$3,266,911	$1,041,531
Real estate development	—	2,668
Corporate	9,784	4,516

Total	$3,276,695	$1,048,715

Depreciation:
Electrical construction	$2,665,810	$2,993,471
Real estate development	13,765	23,352
Corporate	118,046	142,575

Total	$2,797,621	$3,159,398

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009 and 2008

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

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows for the years ended December 31 as indicated:

	2009		2008
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Customer A	$7,743	26	$3,982	13
Customer B	6,485	22	6,903	22
Customer C	—	—	3,851	12

The real estate development operations did not have sales, from any one customer, which exceeded 10% of total sales for each of the years ended December 31, 2009 and 2008.

Sales by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2009		2008
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Transmission & Foundation	$21,837	75	$19,684	62
Fiber optics	3,788	13	9,046	29
Miscellaneous	2,147	7	332	1

Total	27,772	95	29,062	92
Real estate development:
Condominium sales	1,474	5	2,383	8

Total	1,474	5	2,383	8
Total Sales	$29,246	100	$31,445	100

Note 18—Subsequent Event

On March 25, 2010, Goldfield, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and Branch Banking and Trust Company, entered into an amendment to the Working Capital Loan Agreement entered into by the parties on August 26, 2005, and previously amended on March 14, 2006, to amend the threshold on certain financial covenants. Pursuant to the amendment, minimum tangible net worth threshold is reduced from $14.5 million to $13.5 million and the maximum debt/worth ratio is decreased from 2.0:1 to 1.5 to 1. All of the other terms of the Working Capital Loan remain unchanged.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

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

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

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

Changes in internal controls

No changes in our internal controls over financial reporting occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that the objectives of the disclosure control system were met.

Item 9B.	Other Information.

The following information is being provided pursuant to “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K:

On March 25, 2010, Goldfield and its wholly owned subsidiaries Southeast Power, Bayswater, Pineapple House and Oak Park, and Branch Banking and Trust Company, entered into an amendment to the Working Capital Loan entered into by the parties on August 26, 2005, and previously amended on March 14, 2006, to amend the thresholds for two financial covenants. Pursuant to the amendment, the minimum tangible net worth threshold was reduced from $14.5 million to $13.5 million and the maximum debt/worth ratio was decreased from 2.0:1 to 1.5:1. All of the other terms of the Working Capital Loan remain unchanged and are described in the Company’s Current Reports on Form 8-K previously filed on August 26, 2005 and March 20, 2006.

The Amendment is filed as Exhibit 10.5(k) to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Our executive officers are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	62
Stephen R. Wherry, Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	51

(1)	As of February 28, 2010

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

Audit Committee

Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2010 Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation will be contained under “Executive Compensation” in our 2010 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership will be contained under “Ownership of Voting Securities by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2010 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Election of Directors” in our 2010 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2010 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

(3) Exhibits

The following exhibits are required pursuant to Item 601 of Regulation S-K:

3-1	Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

3-2	Amended and Restated By-Laws of the Company are hereby incorporated by reference to Exhibit 3-1 of the Company’s Current Report on Form 8-K dated December 11, 2007, heretofore filed with the Commission (file No. 1-7525).

4-1	Specimen copy of Company’s Common Stock certificate is hereby incorporated by reference to Exhibit 4-5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

4-2	The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to Exhibit 4-3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, heretofore filed with the Commission (file No. 1-7525).

4-3	The Rights Agreement between The Goldfield Corporation and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4-1 of the Company’s Form 8-A dated September 19, 2002, heretofore filed with the Commission (file No. 1-7525).

10-1(a)	Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

10-1(b)	Letter dated January 23, 2009 from John H. Sottile to the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 10, 2009, heretofore filed with the Commission (file No. 1-7525).

10-1(c)	Letter dated March 18, 2010 from John H. Sottile to the Benefits and Compensation Committee of the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 18, 2010, heretofore filed with the Commission (file No. 1-7525).

10-2	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

10-3	Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

10-4	The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

10-5(a)	Loan Agreement, dated August 26, 2005, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No. 1-7525).

10-5(b)	Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No. 1-7525).

10-5(c)	Amendment to Loan Agreement, dated March 14, 2006, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(d)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(e)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(f)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No. 1-7525).

10-5(g)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-5(h)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 25, 2008, heretofore filed with the Commission (file No. 1-7525).

10-5(i)	Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 27, 2009, heretofore filed with the Commission (file No. 1-7525).

10-5(j)	Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million and Addendum to Promissory Note is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

*10-5(k)	Amendment to Loan Agreement, dated March 25, 2010, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million.

10-6(a)	Loan Agreement for Construction and Other Matters, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(b)	Mortgage and Security Agreement, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(c)	Revolving Line of Credit Promissory Note, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(d)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(e)	Allonge to Promissory Note of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-6(f)	Mortgage Modification/Extension Agreement of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-6(g)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, heretofore filed with the Commission (file No. 1-7525).

10-6(h)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $3.6 million (formerly $14.0 million) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 6, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(a)	Loan Agreement, dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(b)	Addendum to Loan Agreement dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(c)	Revolving Line of Credit Promissory Note of Southeast Power Corporation relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(d)	Guaranty, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(e)	Security Agreement, dated July 13, 2006, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(f)	Promissory Note of Southeast Power Corporation relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(g)	BB&T Security Agreement, dated December 29, 2009, between Southeast Power Corporation and Branch Banking and Trust Company and Attachment “A” to the BB&T Security Agreement dated December 29, 2009, is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(h)	Guaranty, dated December 29, 2009, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(i)	Guaranty, dated December 29, 2009, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 14 to the consolidated financial statements.

14	The Goldfield Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers is hereby incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, heretofore filed with the Commission (file No. 1-7525).

*21	Subsidiaries of Registrant

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION

By	/s/ JOHN H. SOTTILE
(John H. Sottile)
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2010.

Signature	Title

/s/ JOHN H. SOTTILE (John H. Sottile)	Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)

/s/ STEPHEN R.WHERRY (Stephen R. Wherry)	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

* (Thomas E. Dewey, Jr.)	Director

* (Harvey C. Eads, Jr.)	Director

* (John P. Fazzini)	Director

* (Danforth E. Leitner)	Director

* (Al Marino)	Director

* (Dwight W. Severs)	Director

*By:	/s/ JOHN H. SOTTILE
John H. Sottile Attorney-in-Fact