Form 10-Q
period 2010-03-31
GOLDFIELD CORP
filed 2010-05-06
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares the Registrant’s Common Stock outstanding as of May 3, 2010 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,741,011	$3,534,993
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2010 and 2009	3,343,599	3,740,047
Remediation insurance receivable	7,534	8,746
Current portion of notes receivable	47,415	36,419
Construction inventory	13,537	110,428
Real estate inventory	1,268,772	1,456,682
Costs and estimated earnings in excess of billings on uncompleted contracts	2,694,118	1,625,835
Income taxes recoverable	509,054	819,027
Prepaid expenses	784,282	365,778
Other current assets	15,485	15,054

Total current assets	11,424,807	11,713,009

Property, buildings and equipment, at cost, net of accumulated depreciation of $20,697,039 in 2010 and $19,987,725 in 2009	9,375,690	8,292,973

Notes receivable, less current portion	266,285	275,513

Deferred charges and other assets
Land and land development costs	662,219	662,219
Cash surrender value of life insurance	671,016	675,669
Other assets	157,358	42,815

Total deferred charges and other assets	1,490,593	1,380,703

Total assets	$22,557,375	$21,662,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,476,798	$1,994,458
Contract loss accruals	128,381	512,079
Billings in excess of costs and estimated earnings on uncompleted contracts	2,368	2,603
Current portion of notes payable	1,947,802	2,130,666
Reserve for remediation	2,175	2,175

Total current liabilities	4,557,524	4,641,981
Other accrued liabilities	24,132	25,234
Notes payable, less current portion	3,150,000	2,283,950

Total liabilities	7,731,656	6,951,165

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(5,129,154)	(5,243,840)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	14,825,719	14,711,033

Total liabilities and stockholders’ equity	$22,557,375	$21,662,198

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue
Electrical construction	$7,636,922	$8,900,868
Real estate development	896,026	—

Total revenue	8,532,948	8,900,868

Costs and expenses
Electrical construction	6,276,026	6,773,985
Real estate development	493,518	47,287
Selling, general and administrative	900,486	873,605
Depreciation	716,844	760,189

Total costs and expenses	8,386,874	8,455,066

Total operating income	146,074	445,802

Other income (expenses), net
Interest income	7,271	8,865
Interest expense, net	(33,247)	(46,590)
Other income, net	9,747	13,102

Total other expenses, net	(16,229)	(24,623)

Income from continuing operations before income taxes	129,845	421,179

Income tax provision	15,159	9,633

Net income	$114,686	$411,546

Income per share of common stock – basic and diluted	$0.005	$0.016

Weighted average shares outstanding – basic and diluted	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$114,686	$411,546
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	716,844	760,189
Cash surrender value of life insurance	4,653	—
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	396,448	1,199,741
Remediation insurance receivable	1,212	9,918
Construction inventory	96,891	(2,571)
Real estate inventory	187,910	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,068,283)	(579,006)
Land and land development costs	—	48,276
Income taxes recoverable	309,973	375,485
Prepaid expenses and other assets	(533,478)	(567,940)
Accounts payable and accrued liabilities	411,307	(615,418)
Contract loss accrual	(383,698)	2,670
Billings in excess of costs and estimated earnings on uncompleted contracts	(235)	(7,564)
Remediation accrual	—	(28,205)

Net cash provided by operating activities	254,230	1,007,121

Cash flows from investing activities
Proceeds from notes receivable	(1,768)	14,039
Purchases of property and equipment	(1,722,464)	(866,670)
Cash surrender value of life insurance	—	5,844

Net cash used in investing activities	(1,724,232)	(846,787)

Cash flows from financing activities
Proceeds from notes payable	1,546,050	19,437
Repayments on notes payable	(870,030)	(271,348)
Repayments on capital leases	—	(77,603)

Net cash provided by (used in) financing activities	676,020	(329,514)

Net decrease in cash and cash equivalents	(793,982)	(169,180)
Cash and cash equivalents at beginning of period	3,534,993	4,921,980

Cash and cash equivalents at end of period	$2,741,011	$4,752,800

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$25,341	$26,317
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	77,097	66,466
Debt issued in lieu of interest paid	7,166	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal lines of business are electrical construction and real estate development. The principal market for the Company’s electrical construction operation is electric utilities in the southeastern and mid-Atlantic region of the United States. The primary focus of the Company’s real estate operations is on the development of luxury condominium projects on the east coast of Florida and, recently, the Company has made limited opportunistic investments in distressed residential properties, which it plans to improve or reposition for resale.

Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2009, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, estimated cost to complete real estate development projects in progress, fair value of real estate inventory and the recoverability of deferred tax assets.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts previously reflected in the prior period balance sheets and statements of cash flows have been reclassified to conform to the Company’s 2010 presentation.

Note 2 – Inventory

Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.

Real estate inventory, which consists of completed condominium units and residential properties, is carried at the lower of cost or estimated fair value. As of March 31, 2010, the Company had five completed condominium units held for sale within the Pineapple House project compared to eight at December 31, 2009. The Company also owned two residential properties as of March 31, 2010, compared to zero as of December 31, 2009. In accordance with Accounting Standards Codification (“ASC”) ASC 360-10-35, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The Company also complies with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

For the three months ended March 31, 2010, management reviewed the real estate inventory for impairment. In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-lived Assets, requires that if the undiscounted cash flow expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company did not record an impairment write-down for each of the three months ended March 31, 2010 and 2009.

Note 3 – Notes Payable

The following table presents the balances of our outstanding notes as of the dates indicated:

	Maturity Date	March 31, 2010	December 31, 2009
Working capital loan	December 28, 2010	$500,000	$—
Pineapple House mortgage	May 18, 2010	772,802	1,635,666
$3.8 million equipment loan	December 29, 2014	3,825,000	2,778,950

Total notes payable		5,097,802	4,414,616
Less current portion of notes payable		(1,947,802)	(2,130,666)

Notes payable, less current portion		$3,150,000	$2,283,950

As of March 31, 2010, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan was renewed on December 29, 2009, with modified terms, which include interest payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent, subject to a minimum rate of 3.5% (3.50% as of both March 31, 2010 and December 31, 2009) and is now due and payable on December 28, 2010, unless extended by the Bank at its discretion. As of March 31, 2010 and December 31, 2009, there was $500,000 and $0 outstanding under the Working Capital Loan.

As of March 31, 2010, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $3.6 million (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (2.08% as of both March 31, 2010 and December 31, 2009). The maturity date of the Pineapple House Mortgage is May 18, 2010, unless extended by the Bank at its discretion, however, based on current discussions with the Bank, the Company expects to be able renew this loan on substantially similar terms to those currently in effect, subject to a minimum rate of 3.5% and a lower principal balance commensurate with the current lower outstanding balance. Borrowings outstanding under this agreement were $773,000 and $1.6 million as of March 31, 2010 and December 31, 2009, respectively. The loan is secured by a Mortgage and Security Agreement.

As of March 31, 2010, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement for a revolving line of credit loan for a maximum principal amount of $3.8 million to be used by Southeast Power for durable equipment purchases, evidenced by a promissory note dated December 29, 2009. Borrowings outstanding under this loan agreement were $3.8 million and $2.8 million as of March 31, 2010 and December 31, 2009, respectively. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus two and one-half percent (2.73% as of both March 31, 2010 and December 31, 2009). The maturity date of the loan is December 29, 2014. Repayment terms of the loan are as follows: interest payable in sixty monthly payments beginning January 29, 2010, plus nine monthly principal payments of $55,000 beginning on April 29, 2010; followed by twelve monthly principal payments of $60,000, followed by thirty-six monthly principal payments of $72,500. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of March 31, 2010.

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

The Company and one of the other PRPs, Combustion Engineering, entered into a Settlement Agreement with the EPA, which was adopted by the EPA as final with an effective date of September 1, 2009. In accordance with the Settlement Agreement and the EPA’s instructions, the Company made a cash payment to the EPA of $73,000 on September 17, 2009. Combustion Engineering also reported that on September 11, 2009, Combustion Engineering paid the remainder of the amount due the EPA. The Settlement Agreement is based, in part, on the EPA’s acceptance of the Company’s representations to the effect that it was a minimal contributor to the hazardous substances that are the subject of the environmental investigation and removal action. The EPA has also entered into a separate settlement agreement with Blue Tee Corporation, the remaining PRP, with respect to the Site. Pursuant to the Settlement Agreement and the Blue Tee settlement agreement, the Company is released from further claims by the EPA, Combustion Engineering and Blue Tee with respect to the Site, subject to certain terms and conditions as set forth in the settlement agreements. The Company has been advised that the EPA anticipates using settlement proceeds to implement the remediation work itself at the Site. Having entered into cash settlements with Blue Tee, Combustion Engineering, and the Company, the EPA will bear the risk of remediation cost overruns and future operation and maintenance costs, subject to certain terms and conditions set forth in the settlement agreements. The Company is not aware of any facts suggesting that the Company’s future liability associated with the Site is more than de minimis.

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the three months ended March 31, 2010 and 2009, the Company was reimbursed $0 from Insurer No.1. As of March 31, 2010, the Company has received $428,000 from Insurer No. 1, which represents 79% of the Company’s insurable costs incurred from the inception of this matter through March 31, 2010. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the three months ended March 31, 2010 and March 31, 2009, the Company received $1,200 and $9,900 from Insurer No. 2. As of March 31, 2010, the Company has received $106,000, from Insurer No. 2, which represents 20% of the Company’s insurable costs incurred from the inception of this matter through March 31, 2010. As of March 31, 2010, the Company recorded no decreases to the estimated insurance reimbursements and has recorded no increases to its net expense within discontinued operations. As of March 31, 2010 and December 31, 2009, the balance of the receivable for estimated future insurance reimbursements was $7,500 and $8,700, respectively. The Company will record any additional change to the estimated insurance reimbursements as a change to the net expense within discontinued operations.

In accordance with ASC 450-20 Loss Contingencies, and ASC 410-30, Environmental Obligations, the Company has recognized a net expense (within discontinued operations) for this matter. As of March 31, 2010, the cumulative net expense was $174,000. This represents the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with the EPA, the professional fees associated with the EE/CA Report and the current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. As of March 31, 2010, the Company has recorded a reserve balance for professional fees and other applicable costs of $2,000 (accrued as a current liability within discontinued operations).

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	March 31, 2010	December 31, 2009
Remediation insurance receivable	$7,534	$8,746

Reserve for remediation	$2,175	$2,175

Note 5 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2010, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to $10.8 million.

Note 6 – Income per Share of Common Stock

Basic income per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents were exercised into common stock that subsequently shared in the earnings or loss of the Company.

As of March 31, 2010 and December 31, 2009, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three month periods ended March 31, 2010 and 2009.

Note 7 – Income Taxes

As of March 31, 2010, the Company had tax net operating loss (“NOL”) carryforwards of approximately $2.9 million available to offset future federal taxable income, which if unused will expire in 2029, and alternative minimum tax (“AMT”) credit carryforwards of approximately $279,000, which are available to reduce future federal income taxes over an indefinite period. In addition, there were inventory basis differences of $1.7 million, which will be recognized as expenses mainly as condominium units are sold. The Company also had net operating loss carryforwards from Florida of approximately $4.5 million available to offset future taxable income from Florida, which if unused will begin to expire in 2027.

ASC Topic 740, Income Taxes, requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more-likely-than-not” realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, the Company established a full valuation allowance against the net deferred tax assets in 2008. The Company’s cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of the deferred tax assets will be realized. The net deferred tax asset valuation allowance was $1.9 million as of March 31, 2010, compared to $2.3 million as of December 31, 2009.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:

	2010	2009
Income tax provision	$15,159	$9,633
Effective income tax rate	11.7%	2.3%

The Company’s expected tax rate for the year ending December 31, 2010, which was calculated based on our estimated annual operating results for the year, is 11.7%. The expected tax rate of 11.7% differs from the federal statutory rate of 34% due to previously unrecognized NOL carryforwards available to offset taxable income. For the three months ended March 31, 2009, the effective tax rate of 2.3% differs from the federal statutory rate due to an anticipated loss for the year 2009, because pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

The Company had gross unrecognized tax benefits of $13,000 as of March 31, 2010 and December 31, 2009. The Company’s federal statute of limitation has expired for tax years prior to 2005 and relevant state statutes vary. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The Company is currently not under any tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the three months ended March 31 as indicated:

	2010	2009
Revenue
Electrical construction	$7,636,922	$8,900,868
Real estate development	896,026	—

Total revenues	8,532,948	8,900,868

Operating expenses
Electrical construction	7,041,771	7,591,543
Real estate development	645,317	159,244
Corporate	699,786	704,279

Total operating expenses	8,386,874	8,455,066

Operating income (loss)
Electrical construction	595,151	1,309,325
Real estate development	250,709	(159,244)
Corporate	(699,786)	(704,279)

Total operating income	146,074	445,802

Other income (expenses), net
Electrical construction	(12,009)	(14,088)
Real estate development	(10,424)	(13,809)
Corporate	6,204	3,274

Total other expenses, net	(16,229)	(24,623)

Net income (loss) before taxes
Electrical construction	583,142	1,295,237
Real estate development	240,285	(173,053)
Corporate	(693,582)	(701,005)

Total net income before taxes	$129,845	$421,179

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and SG&A expense for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

	March 31, 2010	December 31, 2009
Identifiable assets
Electrical construction	$17,505,027	$17,293,104
Real estate development	1,976,622	2,171,919
Corporate	3,068,192	2,188,429
Discontinued operations	7,534	8,746

Total	$22,557,375	$21,662,198

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the quarter ended March 31, 2010 and the quarter ended March 31, 2009, the three largest customers accounted for 53% and 76%, respectively, of the Company’s electrical construction revenue. The real estate development operations did not have revenue from any one customer that exceeded 10% of the Company’s total revenue for the quarters ended March 31, 2010 and 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the level of consumer confidence; the continued weakness in the Florida real estate market; our ability to acquire land; increases in interest rates and availability of mortgage financing to our buyers; and increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather, natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing, particularly in light of the current disruption in the credit markets. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a leading provider of electrical construction services in the southeastern United States and a developer of condominiums on the east coast of Florida and, recently, we have made limited opportunistic investments in distressed residential properties, which we plan to improve or reposition for resale. We report our results under two reportable segments, electrical construction and real estate. For the three months ended March 31, 2010, our total consolidated revenue was $8.5 million, of which 89% was attributable to the electrical construction segment and 11% to the real estate segment.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2009 and for the three months ended March 31, 2010, three of our customers accounted for approximately 56% and 53% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida and recently we have expanded our real estate development operations to include the opportunistic acquisition of residential properties in distress sale situations for subsequent refurbishment and resale. We intend to use our knowledge of the local real estate market obtained through our condominium development operations to selectively pursue opportunities as they arise. As of March 31, 2010, we have acquired two such residential properties. Our most recent condominium project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which twenty-eight units have been sold as of March 31, 2010. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

The housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor negatively affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our real estate properties, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the holding costs on the unsold units is expected to be no more than $68,000 annually.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of March 31, 2010 and December 31, 2009, were $128,000 and $512,000, respectively. The accrued contract losses are mainly attributable to one electrical construction project highly impacted by adverse weather conditions. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

We do not currently have any projects in development. For all future projects, revenue will be recognized using the guidance provided in ASC 360-20, Real Estate Sales. ASC 360-20 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to ASC 360-20-40-50 Sales of Condominium Units. ASC 360-20-40-50 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching a conclusion that the sales price is collectible. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level of annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property, or (2) increase the minimum initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only after the buyer’s aggregate deposit meets the required investment tests for the duration of the construction period. In future projects, we believe that we will be required in most cases to collect higher deposits from buyers than we have historically in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of ASC Topic 360 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in ASC 360-20-50 have been met.

We believe that a material difference in total actual project cost versus total estimated project cost is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded as of March 31, 2010 and December 31, 2009 in the real estate development segment. The timing of revenue and expense recognition using the percentage-of-completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenue and expense recognized in prior periods are adjusted in the period of default.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units and residential properties, is carried at the lower of cost or estimated fair value. In accordance with ASC 360-10-35, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur, management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. We also comply with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

As of March 31, 2010, management reviewed the real estate inventory for impairment. ASC 360-10-05, Accounting for the Impairment or Disposal of Long-lived Assets, requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In determining the need for recording any impairment on our real estate inventory, management reviews the carrying value of the remaining units. Management considers sales expectations and the historical pace of sales during the prior year. Management also evaluates the margins of the units sold, current selling prices and any units under contract. Considering these factors we establish three probability scenarios for the amount of units we project to sell over the next twelve months and each successive twelve month period until all units are projected to be sold. We estimate the number of units that will be sold using 60%, 30% and 10% levels of probability.

Due to the fact that the estimates and assumptions included in our cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to us incurring additional impairment charges in the future. Additional factors considered in our analysis are unemployment rates, local real estate market trends, such as supply and demand, marketing incentives, and other local factors. Therefore, changes in the local economy highly influence our market conditions. Our most critical assumptions in our cash flow models are our projected absorption pace, which is analyzed based on our historical sales and current sales within surrounding areas, current selling prices and a discount factor for our condominium sales.

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

In addition, we have applied sensitivity factors to our impairment analysis. If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet. For example, as of March 31, 2010 and December 31, 2009, we performed sensitivity analyses for the three key assumptions in our Pineapple House inventory impairment test: current selling prices, discount factor and projected absorption pace. Based on these analyses, we determined that a ten percent decrease in the estimated selling prices of the condominium units in inventory, an increase of ten percent in the estimated discount factor used in our calculation or a decrease of two units in the estimated number of condominium units to be sold over the next twelve months, each calculated separately, had no impact on the carrying value of our condominium inventory either as of March 31, 2010 or as of December 31, 2009, because even using these adverse assumptions, we still estimate the fair value of our condominium inventory to be at or above its carrying value, based on our discounted cash flow model.

We estimate the fair value of our residential property using a model which also incorporates the probability assessments described above. The fair value calculation considers estimates of our expected sales pace and our expected net sales price. For purposes of a sensitivity analysis, we determined that a ten percent decrease in the estimated selling prices of the residential properties in inventory had no impact on the carrying value of our residential property inventory as of March 31, 2010. The discount rate is not applied and a decrease in the estimated number of properties to be sold is not considered in the sensitivity analysis due to the short term nature of these investments. We had no residential properties in real estate inventory as of December 31, 2009.

Our current real estate inventory consists of one condominium project with five remaining condominium units and two residential properties as of March 31, 2010. During the three months ended March 31, 2010, the three condominium sales, or 38% of the remaining units at the end of the prior year, were sold in excess of their carrying values. In addition, the condominium units sold are similar to the condominium units remaining to be sold. We are selling at substantially our current asking price, which is in excess of our carrying costs. Based on the above, management determined that no additional impairment write-down was necessary.

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

Under these circumstances, we do not consider such market capitalization to be a specific triggering event necessitating impairment testing, particularly in light of the fact that the Company does not have any goodwill or similar intangible assets recorded on its balance sheet. Regardless, the Company reviews the book value of its assets on a regular basis to determine possible impairments in accordance with ASC Topic 360, as it believes it will continue as a viable business in the future. Specifically, in its evaluation for potential impairment, the Company determines the value of its real estate inventory, as well as its investments in electrical construction property and equipment using a fair value methodology, and in accordance with ASC Topic 820.

Deferred Tax Assets

We account for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740-10-25 establishes the recognition requirements necessary for implementation. Deferred tax assets and liabilities are recognized for the future tax effects attributable to temporary differences and carryforwards between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

As of March 31, 2010, our deferred tax assets were largely comprised of tax net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and inventory basis differences on unsold condominium units. ASC Topic 740 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the “more-likely-than-not” realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a full valuation allowance against our net deferred tax assets in 2008. Our cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. In future periods, the allowance could be reduced based on sufficient evidence indicating that it is more likely than not that a portion of our deferred tax assets will be realized. Our net deferred tax asset valuation allowance was $1.9 million as of March 31, 2010, compared to $2.3 million as of December 31, 2009.

Provision for Remediation

In September 2003, we were notified by the EPA that we were a PRP with respect to possible investigation and removal activities at a mine that we formerly owned and in September 2009 we entered into a Settlement Agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000. Refer to note 4 of the notes to the consolidated financial statements for a discussion of this matter.

As of March 31, 2010, the cumulative net expense associated with this matter was $174,000 (within discontinued operations), which represents our current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with EPA, the professional fees associated with the EE/CA Report and our current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Segment Information

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the three months ended March 31 as indicated:

	2010	2009
Electrical construction
Revenue	$7,636,922	$8,900,868
Operating expenses
Cost of goods sold	6,276,026	6,773,985
Selling, general and administrative	75,987	96,352
Depreciation	689,758	721,206

Total operating expenses	7,041,771	7,591,543

Operating income	$595,151	$1,309,325

Real estate development
Revenue	$896,026	$—
Operating expenses
Cost of goods sold	493,518	47,287
Selling, general and administrative	150,661	106,212
Depreciation	1,138	5,745

Total operating expenses	645,317	159,244

Operating income (loss)	$250,709	$(159,244)

Continuing Operations

Revenue

Total revenue in the three months ended March 31, 2010, decreased by 4.1% to $8.5 million, compared to $8.9 million in the three months ended March 31, 2009, mainly due to a decrease in electrical construction revenue.

Electrical construction revenue decreased $1.3 million, or 14.2%, to $7.6 million for the three months ended March 31, 2010, from $8.9 million for the three months ended March 31, 2009. The decrease in electrical construction revenue for the three months ended March 31, 2010, when compared to the same quarter in the prior year is primarily due to a decrease in storm restoration work, which resulted from the January 2009 ice storms in Missouri.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of March 31, 2010, the electrical construction operation’s backlog was approximately $11.5 million, which included approximately $6.7 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $4.8 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 92% to be completed within the current fiscal year. This compares to a backlog of $11.2 million at March 31, 2009, of which approximately $3.2 million represented backlog from fixed price contracts and approximately $8.0 million represented service agreement backlog.

Real estate construction revenue increased to $896,000 for the three months ended March 31, 2010, from $0 for the like period in 2009, due to an increase in the number of units sold. During the three months ended March 31, 2010, we recognized revenue on the sale of three units in the Pineapple House project. In the three months ended March 31, 2009, there were no condominium units sold.

As of March 31, 2010, there was no backlog for the real estate development operation’s segment.

Operating Results

Total operating income was $146,000 for the three months ended March 31, 2010, compared to an operating income of $446,000 for the like period in 2009. Electrical construction operations had operating income of $595,000 during the three months ended March 31, 2010, compared to an operating income of $1.3 million during the three months ended March 31, 2009, a decrease of $714,000. Operating margins on electrical construction operations decreased to 7.8% for the three months ended March 31, 2010, from 14.7% for the three months ended March 31, 2009. The decrease in operating margins is mainly due to the aforementioned decrease in revenue from higher margin storm restoration projects, when comparing the three months ended March 31, 2010, to the same period in the prior year.

Real estate development operations had operating income of $251,000 in the three months ended March 31, 2010, compared to an operating loss of $159,000 in the three months ended March 31, 2009, an increase of $410,000. The increase in operating income for the three month period ended March 31, 2010, was primarily due to the three Pineapple House Condominium units sold during the three month period ended March 31, 2010, compared to no sales during the same period in the prior year.

Cost and Expense

Total cost and expense, and the components thereof, decreased 0.8% to $8.4 million in the three months ended March 31, 2010, from $8.5 million in the three months ended March 31, 2009.

Electrical construction cost of goods sold decreased to $6.3 million in the three months ended March 31, 2010, from $6.8 million in the three months ended March 31, 2009, a decrease of $498,000. The decrease in costs reflects the decrease in our storm work activity and corresponds to our decrease in revenue in the current period.

Real estate development cost of goods sold increased to $494,000 in the three months ended March 31, 2010, from $47,000 in the three months ended March 31, 2009. The increase in cost of goods sold is primarily attributable to the sale of three Pineapple House condominium units during the three months ended March 31, 2010 compared to no units sold in the prior year.

The following table sets forth selling, general and administrative (“SG&A”) expense for each of our segments for the three months ended March 31 as indicated:

	2010	2009
Electrical construction	$75,987	$96,352
Real estate development	150,661	106,212
Corporate	673,838	671,041

Total	$900,486	$873,605

SG&A expense remained almost level at $900,000 in the three months ended March 31, 2010, compared to $874,000 in the three months ended March 31, 2009. As a percentage of revenue, SG&A expense increased to 10.6% for the three months ended March 31, 2010, from 9.8% in the three months ended March 31, 2009, due primarily to the decrease in revenue and increase in SG&A in the current period.

The following table sets forth the depreciation expense for each of our segments for the three months ended March 31 as indicated:

	2010	2009
Electrical construction	$689,758	$721,206
Real estate development	1,138	5,745
Corporate	25,948	33,238

Total	$716,844	$760,189

Depreciation expense was $717,000 in the three months ended March 31, 2010, compared to $760,000 in the three months ended March 31, 2009, a decrease of $43,000 or 5.7%. The decrease in depreciation expense is mainly due to the timing of assets becoming fully depreciated, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:

	2010	2009
Income tax provision	$15,159	$9,633
Effective income tax rate	11.7%	2.3%

Our expected tax rate for the year ending December 31, 2010, which was calculated based on our estimated annual operating results for the year, is 11.7%. Our expected tax rate of 11.7% differs from the federal statutory rate of 34% due to previously unrecognized NOL carryforwards available to offset taxable income. Our effective tax rate of 2.3% differs from the federal statutory rate for the three months ended March 31, 2009 due to an anticipated loss for the year 2009, because pursuant to the requirements of FASB ASC Topic 740, tax benefits are not recognized on anticipated losses.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of March 31, 2010, we had cash and cash equivalents of $2.7 million and working capital of $6.9 million, as compared to cash and cash equivalents of $3.5 million and working capital of $7.1 million as of December 31, 2009. In addition, we have $2.5 million available in a revolving line of credit as of March 31, 2010. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements. The Pineapple House Mortgage loan is due and payable on May 18, 2010, however based on current discussions with the lender, we expect to be able renew this loan on substantially similar terms to those currently in effect, subject to a minimum rate of 3.5% and a lower principal balance commensurate with our current lower outstanding balance.

Cash Flow Analysis

Net cash flows for each of the three months ended March 31 were as follows:

	2010	2009
Net cash provided by operating activities	$254,230	$1,007,121
Net cash used in investing activities	(1,724,232)	(846,787)
Net cash provided by (used in) financing activities	676,020	(329,514)

Net decrease in cash and cash equivalents	$(793,982)	$(169,180)

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

Net cash provided by operating activities decreased $753,000 to $254,000 in the three months ended March 31, 2010, compared to $1.0 million in the three months ended March 31, 2009. The decrease in cash flows from operating activities is primarily due to the changes in accounts receivable and accrued billings in the current period. Changes in accounts receivable and accrued billings decreased to $400,000 from $1.2 million, when comparing the three months ended March 31, 2010, to the same period in the prior year. The decrease in accounts receivable and accrued billings is mainly due to the decrease in storm work activity. Also contributing to the decrease in cash flows from operating activities are changes in real estate inventory. The changes in real estate inventory decreased cash flows from operating activities by approximately $300,000 during the three months ended March 31, 2010, due to the purchase of two residential properties. There were no real estate inventory purchases made during the three months ended March 31, 2009.

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

For the quarters ended March 31, 2010 and 2009, our DSO for accounts receivable was 39 and 55, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 32 and 17, respectively. The increase in DSO for costs and estimated earnings in excess of billings on uncompleted contracts, when comparing the quarter ended March 31, 2010 to the same period in 2009, is mainly due to the effect of the 2009 storm work. As of May 4, 2010, we have received approximately 57.9% of our March 31, 2010 outstanding trade accounts receivable balance. In addition, as of May 4, 2010, we have invoiced our customers for approximately 82.6% of the balance in costs and estimated earnings in excess of billings as of March 31, 2010.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2010 was $1.7 million, compared to $847,000 for the same period in 2009. Our investing activities for the current period consist primarily of capital expenditures of $1.7 million. Our investing activities for the prior year period consisted primarily of capital expenditures of $867,000. The capital expenditures in both periods are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2010 is expected to total approximately $2.0 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2010 was $676,000, compared to cash used in of $330,000 during the same period in 2009. Our financing activities for the current period consist mainly of proceeds of $500,000 from our Working Capital Loan and $1.0 million from our Equipment Loan. These borrowings were partially offset by repayments on notes payable of $870,000 for the Pineapple House Mortgage. Our financing activities for the same period in the prior year consisted of repayments on notes payable of $271,000 and repayments on capital leases of $78,000.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. The Company must maintain a tangible net worth of at least $13.5 million, no more than $500,000 in outside debt and a maximum debt to worth ratio of no greater than 1.5 to 1. The Company was in compliance with all of its covenants as of March 31, 2010.

The following are computations of these most restrictive financial covenants:

	Covenant	Actual as of March 31, 2010
Tangible net worth minimum	$13,500,000	$14,825,719
Outside debt must not exceed $500,000	500,000	—
Maximum debt/worth ratio must not exceed 1.5 : 1.0	1.5 : 1	.52 : 1

Forecast

We anticipate our cash on hand, cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. However, our revenue, results of operations and cash flows as well as our ability to seek additional financing may be negatively impacted by factors including, but not limited to, a decline in demand for electrical construction services and/or real estate in the markets served and general economic conditions, heightened competition, availability of construction materials, increased interest rates and adverse weather conditions.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on current regulations, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, and our independent registered public accounting firm will be required to audit the effectiveness of internal control over financial reporting as of December 31, 2010. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report.

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental

For information in response to this Item, see the discussion regarding the special notice letter the Company received from the EPA regarding the Anderson-Calhoun mine/mill site in note 4 to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 17, 2009, permits the purchase of up to 3,500,000 shares until September 30, 2010. We did not purchase any of our Common Stock during the three months ended March 31, 2010. As of March 31, 2010, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

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

Dated: May 6, 2010	THE GOLDFIELD CORPORATION

	By:	/S/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)