Form 10-Q
period 2010-06-30
GOLDFIELD CORP
filed 2010-08-13
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares the Registrant’s Common Stock outstanding as of August 10, 2010 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$2,598,224	$3,534,993
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2010 and 2009	4,577,353	3,740,047
Remediation insurance receivable	555	8,746
Current portion of notes receivable	40,491	36,419
Construction inventory	24,393	110,428
Real estate inventory	1,557,794	1,456,682
Costs and estimated earnings in excess of billings on uncompleted contracts	1,448,836	1,625,835
Income taxes recoverable	514,047	819,027
Prepaid expenses	729,218	365,778
Other current assets	17,823	15,054

Total current assets	11,508,734	11,713,009

Property, buildings and equipment, at cost, net of accumulated depreciation of $21,421,634 in 2010 and $19,987,725 in 2009	8,678,785	8,292,973

Notes receivable, less current portion	256,983	275,513

Deferred charges and other assets
Land and land development costs	662,219	662,219
Cash surrender value of life insurance	666,117	675,669
Other assets	36,498	42,815

Total deferred charges and other assets	1,364,834	1,380,703

Total assets	$21,809,336	$21,662,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,319,597	$1,994,458
Contract loss accruals	86,293	512,079
Billings in excess of costs and estimated earnings on uncompleted contracts	7,805	2,603
Current portion of notes payable	1,967,259	2,130,666
Reserve for remediation	158	2,175

Total current liabilities	4,381,112	4,641,981
Other accrued liabilities	21,768	25,234
Notes payable, less current portion	2,970,000	2,283,950

Total liabilities	7,372,880	6,951,165

Commitments and contingencies

Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(5,518,417)	(5,243,840)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	14,436,456	14,711,033

Total liabilities and stockholders’ equity	$21,809,336	$21,662,198

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Electrical construction	$8,563,811	$7,233,173	$16,200,734	$16,134,042
Real estate development	—	—	896,026	—

Total revenue	8,563,811	7,233,173	17,096,760	16,134,042

Costs and expenses
Electrical construction	7,454,303	6,634,301	13,730,330	13,408,286
Real estate development	(140)	41,225	493,378	88,512
Selling, general and administrative	751,312	695,317	1,651,798	1,568,922
Depreciation	724,594	795,042	1,441,438	1,555,231
Gain on sale of assets	—	(53,465)	—	(53,465)

Total costs and expenses	8,930,069	8,112,420	17,316,944	16,567,486

Total operating loss	(366,258)	(879,247)	(220,184)	(433,444)

Other income (expenses), net
Interest income	6,896	8,569	14,166	17,434
Interest expense, net	(35,527)	(41,387)	(68,774)	(87,978)
Other income, net	15,178	(4,026)	24,926	9,076

Total other expenses, net	(13,453)	(36,844)	(29,682)	(61,468)

Loss from continuing operations before income taxes	(379,711)	(916,091)	(249,866)	(494,912)

Income tax provision	9,552	(9,633)	24,711	—

Loss from continuing operations	(389,263)	(906,458)	(274,577)	(494,912)

Gain from discontinued operations, net of tax provision of $0 in 2009	—	3,368	—	3,368

Net loss	$(389,263)	$(903,090)	$(274,577)	$(491,544)

Loss per share of common stock – basic and diluted
Continuing operations	$(0.02)	$(0.04)	$(0.01)	$(0.02)
Discontinued operations	—	—	—	—

Net loss	$(0.02)	$(0.04)	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(274,577)	$(491,544)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,441,438	1,555,231
Gain on sale of assets	—	(53,465)
Cash surrender value of life insurance	4,653	—
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	(837,306)	2,342,107
Remediation insurance receivable	8,191	66,863
Construction inventory	86,035	(11,650)
Real estate inventory	(101,112)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	176,999	279,504
Land and land development costs	—	48,276
Income taxes recoverable	304,980	339,901
Prepaid expenses and other assets	(359,892)	(436,256)
Accounts payable and accrued liabilities	328,823	(1,071,282)
Contract loss accrual	(425,786)	(23,164)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,202	(7,564)
Remediation accrual	(2,017)	(73,618)

Net cash provided by operating activities	355,631	2,463,339

Cash flows from investing activities
Proceeds from disposal of property and equipment	—	56,753
Proceeds from notes receivable	14,458	23,530
Purchases of property and equipment	(1,822,777)	(1,812,190)
Cash surrender value of life insurance	4,899	(353,415)

Net cash used in investing activities	(1,803,420)	(2,085,322)

Cash flows from financing activities
Proceeds from notes payable	1,546,050	37,304
Repayments on notes payable	(1,035,030)	(545,026)
Repayments on capital leases	—	(156,785)

Net cash provided by (used in) financing activities	511,020	(664,507)

Net decrease in cash and cash equivalents	(936,769)	(286,490)
Cash and cash equivalents at beginning of period	3,534,993	4,921,980

Cash and cash equivalents at end of period	$2,598,224	$4,635,490

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$57,444	$54,443
Income taxes paid (refunded)	(280,269)	(339,901)
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	4,473	23,046
Debt issued in lieu of interest paid	11,623	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal lines of business are electrical construction and real estate development. The principal market for the Company’s electrical construction operation is electric utilities throughout most of the United States. The primary focus of the Company’s real estate operations is on the development of luxury condominium projects on the east coast of Florida. The Company also makes limited opportunistic investments in distressed residential properties, which it improves or repositions for resale.

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

Financial Instruments – Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, contracts receivable, remediation insurance receivable and accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral and current status of the receivables. The fair value of notes payable is considered by management to approximate carrying value due in part to the short term maturity of these borrowings. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by the Bank are variable market interest rates and are adjusted periodically.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements. However, on July 16, 2010, Branch Banking and Trust Company (the “Bank”) granted the Company a loan extension on the Pineapple House Mortgage. Subsequently, on July 30, 2010, the Company and the Bank entered into an extension and modification of the same loan (see notes 3 and 9).

Reclassifications

Certain amounts previously reflected in the prior period statements of cash flows have been reclassified to conform to the Company’s 2010 presentation.

Note 2 – Inventory

Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.

Real estate inventory, which consists of completed condominium units and residential properties, is carried at the lower of cost or estimated fair value. As of June 30, 2010, the Company had five completed condominium units held for sale within the Pineapple House project compared to eight at December 31, 2009. The Company also owned four residential properties as of June 30, 2010, compared to zero as of December 31, 2009. In accordance with Accounting Standards Codification (“ASC”) ASC 360-10-35, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The Company also complies with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

For the six months ended June 30, 2010, management reviewed the real estate inventory for impairment. In accordance with ASC 360-10-05, Accounting for the Impairment or Disposal of Long-lived Assets, requires that if the undiscounted cash flow expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company did not record an impairment write-down for each of the six months ended June 30, 2010 and 2009.

Note 3 – Notes Payable

The following table presents the balances of our outstanding notes as of the dates indicated:

	Maturity Date	June 30, 2010	December 31, 2009
Working capital loan	December 28, 2010	$500,000	$—
Pineapple House mortgage	July 18, 2011	777,259	1,635,666
$3.8 million equipment loan	December 29, 2014	3,660,000	2,778,950

Total notes payable		4,937,259	4,414,616
Less current portion of notes payable		(1,967,259)	(2,130,666)

Notes payable, less current portion		$2,970,000	$2,283,950

As of June 30, 2010, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) have a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan was renewed on December 29, 2009, with modified terms, which include interest payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent, subject to a minimum rate of 3.5% (3.50% as of both June 30, 2010 and December 31, 2009) and is now due and payable on December 28, 2010, unless extended by the Bank at its discretion. As of June 30, 2010 and December 31, 2009, there was $500,000 and $0 outstanding under the Working Capital Loan.

As of June 30, 2010, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Oak Park, and the Bank are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $881,000 (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent (2.20% and 2.08% as of June 30, 2010 and December 31, 2009, respectively). The maturity date of the Pineapple House Mortgage had been July 18, 2010. On July 16, 2010, the Bank granted the Company a loan extension on the Pineapple House Mortgage from July 18, 2010 to August 2, 2010 and subsequently on July 30, 2010, the Company and the Bank entered into an extension and modification of the Pineapple House Mortgage (see note 9). Pursuant to the loan extension, the maturity date was extended to July 18, 2011, subject to further extension by the Bank. Pursuant to the loan modification the maximum principal amount of the Pineapple House Mortgage was reduced from $881,000 to $499,405, and now includes a minimum interest rate of 3.2%. Borrowings outstanding under this agreement were $777,000 and $1.6 million as of June 30, 2010 and December 31, 2009, respectively. The loan is secured by a Mortgage and Security Agreement.

As of June 30, 2010, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement for a revolving line of credit loan for a maximum principal amount of $3.8 million to be used by Southeast Power for durable equipment purchases, evidenced by a promissory note dated December 29, 2009. Borrowings outstanding under this loan agreement were $3.7 million and $2.8 million as of June 30, 2010 and December 31, 2009, respectively. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus two and one-half percent (2.85% and 2.73% as of June 30, 2010 and December 31, 2009, respectively). The maturity date of the loan is December 29, 2014. Repayment terms of the loan are as follows: interest payable in sixty monthly payments beginning January 29, 2010, plus nine monthly principal payments of $55,000 beginning on April 29, 2010; followed by twelve monthly principal payments of $60,000, followed by thirty-six monthly principal payments of $72,500. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of June 30, 2010.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003.

Anderson-Calhoun Mine/Mill Site

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

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the six months ended June 30, 2010 and 2009, the Company was reimbursed $5,000 and $40,000, respectively, from Insurer No. 1. As of June 30, 2010, the Company has received $ 433,000 from Insurer No. 1, which represents 80% of the Company’s insurable costs incurred from the inception of this matter through June 30, 2010. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the six months ended June 30, 2010 and

June 30, 2009, the Company received $3,300 and $9,900 from Insurer No. 2. As of June 30, 2010, the Company has received $108,000 from Insurer No. 2, which represents 20% of the Company’s insurable costs incurred from the inception of this matter through June 30, 2010. There was no change in the estimated insurance reimbursements for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2009, the Company recorded a reduction of $17,000 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. As of June 30, 2010 and December 31, 2009, the balance of the receivable for estimated future insurance reimbursements was $600 and $8,700, respectively. The Company will record any additional change to the estimated insurance reimbursements as a change to the net expense within discontinued operations.

In accordance with ASC 450-20 Loss Contingencies, and ASC 410-30, Environmental Obligations, the Company has recognized a net expense (within discontinued operations) for this matter. As of June 30, 2010, the cumulative net expense was $174,000. This represents the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with the EPA, the professional fees associated with the EE/CA Report and the current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. As of June 30, 2010, the Company has recorded a reserve balance for professional fees and other applicable costs of $200 (accrued as a current liability within discontinued operations).

Newton County Mine Tailings Superfund Site

On July 12, 2010, the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA for Newton County Mine Tailings Superfund Site, Newton County, Missouri (the “Wentworth Site”) relating to mining activities involving the site.

Preliminary information indicates that the Company was party to an Option Agreement dated August 1, 1948 that may relate to a portion of the Wentworth Site. Due to a near 50% drop in lead/zinc prices during this period of time, the property closed down in early 1949. On May 31, 1949, the Company decided not to exercise its option under the Option Agreement. The nature and scope of the Company’s operations relating to the mine property under option, if any, and the relationship, if any, between such operations and the Wentworth Site as defined by the EPA, are still under investigation.

The Company’s management has evaluated the aforementioned request for information in accordance with ASC 410-30 and ASC 450-20-25 and has concluded that at this early stage of the investigation, a range of loss or even the possibility of a liability is impossible to determine at this time. Accordingly, a loss contingency was not recorded as of June 30, 2010.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	June 30, 2010	December 31, 2009
Remediation insurance receivable	$555	$8,746

Reserve for remediation	$158	$2,175

Note 5 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2010, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to $10.8 million.

Note 6 – Loss per Share of Common Stock

Basic loss per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents were exercised into common stock that subsequently shared in the earnings or loss of the Company.

As of June 30, 2010 and December 31, 2009, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of treasury stock for each of the three and six month periods ended June 30, 2010 and 2009.

Note 7 – Income Taxes

As of June 30, 2010, the Company had net operating loss (“NOL”) carryforwards of approximately $3.1 million available to offset future federal taxable income, which if unused will begin to expire in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $279,000, which are available to reduce future federal income taxes over an indefinite period. In addition, there were inventory basis differences of $1.7 million, which will be recognized as expenses mainly as condominium units are sold. The Company also had net operating loss carryforwards from Florida of approximately $4.5 million available to offset future Florida taxable income, which if unused will begin to expire in 2027.

The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with loss carryforwards expiring unused and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Based upon an evaluation of all available evidence, the Company established a full valuation allowance against net deferred tax assets in 2008. The Company’s cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. Consequently, the future provision for income taxes will include no tax benefit with respect to losses incurred and limited tax expense with respect to income generated until the respective valuation allowance is eliminated. This will cause variability in the effective tax rate. In the event the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made. The net deferred tax asset valuation allowance was $1.8 million as of June 30, 2010, compared to $2.3 million as of December 31, 2009.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income tax provision	$9,552	$(9,633)	$24,711	$—
Effective income tax rate	2.5%	(1.1)%	9.9%	0.0%

For the three and six months ended June 30, 2010, the effective tax rates were 2.5% and 9.9%, respectively. The tax expense includes only state income taxes attributable to a subsidiary and does not reflect the federal statutory rate of 34% since expected consolidated taxable income is offset by previously unrecognized NOL carryforwards. Due to the impact of the deferred tax valuation allowance and the volatility in estimated future taxable income, the effective tax rate is based on a year-to-date income tax calculation. For the three and six months ended June 30, 2009, the effective tax rates of (1.1)% and 0.0%, respectively, differ from the federal statutory rate since tax benefits are not recognized on anticipated losses.

The Company had gross unrecognized tax benefits of $12,000 and $13,000 as of June 30, 2010 and December 31, 2009, respectively. The Company’s federal statute of limitation has expired for tax years prior to 2005 and relevant state statutes vary. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Electrical construction	$8,563,811	$7,233,173	$16,200,734	$16,134,042
Real estate development	—	—	896,026	—

Total revenues	8,563,811	7,233,173	17,096,760	16,134,042

Operating expenses
Electrical construction	8,226,712	7,395,491	15,268,485	14,987,035
Real estate development	81,036	100,523	726,352	259,767
Corporate	622,321	616,406	1,322,107	1,320,684

Total operating expenses	8,930,069	8,112,420	17,316,944	16,567,486

Operating income (loss)
Electrical construction	337,099	(162,318)	932,249	1,147,007
Real estate development	(81,036)	(100,523)	169,674	(259,767)
Corporate	(622,321)	(616,406)	(1,322,107)	(1,320,684)

Total operating loss	(366,258)	(879,247)	(220,184)	(433,444)

Other income (expenses), net
Electrical construction	(11,577)	(24,705)	(23,586)	(38,793)
Real estate development	(7,230)	(16,695)	(17,654)	(30,505)
Corporate	5,354	4,556	11,558	7,830

Total other expenses, net	(13,453)	(36,844)	(29,682)	(61,468)

Net income (loss) before taxes
Electrical construction	325,522	(187,023)	908,663	1,108,214
Real estate development	(88,266)	(117,218)	152,020	(290,272)
Corporate	(616,967)	(611,850)	(1,310,549)	(1,312,854)

Total net loss before taxes	$(379,711)	$(916,091)	$(249,866)	$(494,912)

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and SG&A expense for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

	June 30, 2010	December 31, 2009
Identifiable assets
Electrical construction	$17,252,512	$17,293,104
Real estate development	2,259,957	2,171,919
Corporate	2,296,312	2,188,429
Discontinued operations	555	8,746

Total	$21,809,336	$21,662,198

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended June 30, 2010 and 2009, the three largest customers accounted for 45% and 78%, respectively, of the Company’s total revenue. For the six months ended June 30, 2010 and 2009, the three largest customers accounted for 49% and 71%, respectively, of the Company’s total revenue. The real estate development operations did not have revenue from any one customer that exceeded 10% of the Company’s total revenue for the three or six month periods ended June 30, 2010 and 2009.

Note 9 – Subsequent Events

On July 16, 2010, the Bank granted the Company a loan extension on the Pineapple House Mortgage from July 18, 2010 to August 2, 2010 and subsequently on July 30, 2010, the Company and the Bank entered into an extension and modification of the Pineapple House Mortgage. Pursuant to the loan extension the maturity date has been extended from August 2, 2010 to July 18, 2011, subject to further extension by the Bank. Pursuant to the loan modification the maximum principal amount of the Pineapple House Mortgage is reduced from $881,000 to $499,405, and now includes a minimum interest rate of 3.2%. In addition, Oak Park of Brevard, Inc. was released as guarantor of payment of the Pineapple House Mortgage. All other terms of the Pineapple House Mortgage and related ancillary agreements remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the continued weakness in the Florida real estate market; the level of consumer confidence; our ability to acquire land; increases in interest rates and availability of mortgage financing to our buyers; and increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather, natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing, particularly in light of the current disruption in the credit markets. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a provider of electrical construction services throughout most of the United States and a developer of condominiums on the east coast of Florida and we also make limited opportunistic investments in distressed residential properties, which we improve or reposition for resale. We report our results under two reportable segments, electrical construction and real estate. For the six months ended June 30, 2010, our total consolidated revenue was $17.1 million, of which 95% was attributable to the electrical construction segment and 5% to the real estate segment.

Through our subsidiary, Southeast Power Corporation, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power is headquartered in Titusville, Florida, and performs electrical contracting services throughout most of the United States.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2009 and for the six months ended June 30, 2010, three of our customers accounted for approximately 56% and 49% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida and recently we have expanded our real estate development operations to include the opportunistic acquisition of residential properties in distress sale situations for subsequent refurbishment and resale. We intend to use our knowledge of the local real estate market obtained through our condominium development operations to selectively pursue opportunities as they arise. As of June 30, 2010, we have acquired four such residential properties. Our most recently completed condominium project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which twenty-eight units have been sold as of June 30, 2010. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

The housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor negatively affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our real estate properties, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the holding costs on the unsold units is expected to be no more than $61,000 annually.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of June 30, 2010 and December 31, 2009, were $86,000 and $512,000, respectively. The accrued contract losses for 2010 are attributable to a few recently started transmission projects, for which we have projected losses. The accrued contract losses for 2009 were mainly attributable to one electrical construction project highly impacted by adverse weather conditions. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

We currently do not have any projects in development. For all future projects, revenue will be recognized using the guidance provided in ASC 360-20, Real Estate Sales. ASC 360-20 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to ASC 360-20-40-50 Sales of Condominium Units. ASC 360-20-40-50 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching a conclusion that the sales price is collectible. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level of annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property, or (2) increase the minimum initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only after the buyer’s aggregate deposit meets the required investment tests for the duration of the construction period. In future projects, we believe that we will be required in most cases to collect higher deposits from buyers than we have historically in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of ASC Topic 360 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in ASC 360-20-50 have been met.

We believe that a material difference in total actual project cost versus total estimated project cost is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded as of June 30, 2010 and December 31, 2009 in the real estate development segment. The timing of revenue and expense recognition using the percentage-of-completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenue and expense recognized in prior periods are adjusted in the period of default.

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

As of June 30, 2010, management reviewed the real estate inventory for impairment. ASC 360-10-05, Accounting for the Impairment or Disposal of Long-lived Assets, requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In determining the need for recording any impairment on our real estate inventory, management reviews the carrying value of the remaining inventory. Management considers sales expectations and the historical pace of sales during the prior year. Management also evaluates the margins of the property sold, current selling prices and any property under contract. Considering these factors we establish three probability scenarios for the amount of inventory we project to sell over the next twelve months and each successive twelve month period until all properties are projected to be sold. We estimate the number of properties that will be sold using 60%, 30% and 10% levels of probability.

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

We estimate the fair value of our condominium units by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed condominium units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within our market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in our market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining condominium units in our Pineapple House project we used a discount rate of 18%.

In addition, we have applied sensitivity factors to our impairment analysis. If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet. For example, as of June 30, 2010 and December 31, 2009, we performed sensitivity analyses for the three key assumptions in our Pineapple House condominium inventory impairment test: current selling prices, discount factor and projected absorption pace. Based on these analyses, we determined that a ten percent decrease in the estimated selling prices of the condominium units in inventory, an increase of ten percent in the estimated discount factor used in our calculation or a decrease of two units in the estimated number of condominium units to be sold over the next twelve months, each calculated separately, had no impact on the carrying value of our condominium inventory either as of June 30, 2010 or as of December 31, 2009, because even using these adverse assumptions, we still estimate the fair value of our condominium inventory to be at or above its carrying value, based on our discounted cash flow model.

We estimate the fair value of our residential property using a model which also incorporates the probability assessments described above. The fair value calculation considers estimates of our expected sales pace and our expected net sales price. For purposes of a sensitivity analysis, we determined that a ten percent decrease in the estimated selling prices of the residential properties in inventory had no impact on the carrying value of our residential property inventory as of June 30, 2010. The discount rate is not applied and a decrease in the estimated number of properties to be sold is not considered in the sensitivity analysis due to the short term nature of these investments. We had no residential properties in real estate inventory as of December 31, 2009.

Our current real estate inventory consists of one condominium project with five remaining condominium units and four residential properties as of June 30, 2010. During the three and six months ended June 30, 2010, the three condominium sales, or 38% of the remaining units at the end of the prior year, were sold in excess of their carrying values. In addition, the condominium units sold are similar to the condominium units remaining to be sold. We are selling at substantially our current asking price, which is in excess of our carrying costs. Based on the above, management determined that no additional impairment write-down to our current real estate inventory was necessary.

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

Deferred Tax Assets

We account for income taxes in accordance with ASC Topic 740, Income Taxes, which establishes the recognition requirements necessary for implementation. Deferred tax assets and liabilities are recognized for the future tax effects attributable to temporary differences and carryforwards between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of June 30, 2010, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and inventory basis differences on unsold condominium units. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Based upon an evaluation of all available evidence, we established a full valuation allowance against our net deferred tax assets in 2008. Our cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. Consequently, our future provision for income taxes will include no tax benefit with respect to losses incurred and limited tax expense with respect to income generated until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination is made.

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

As of June 30, 2010, the cumulative net expense associated with this matter was $174,000 (within discontinued operations), which represents our current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with EPA, the professional fees associated with the EE/CA Report and our current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries.

In July 2010, we received a request for information from the EPA relating to a mine tailings site in Newton County, Missouri. We have evaluated the request and concluded at this early stage of the investigation that a range of loss or the possibility of a liability is impossible to determine at this time and accordingly have not made any provision for remediation in respect of this matter. Refer to note 4 of the notes to the consolidated financial statements for a discussion of this matter.

Results of Operations

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Segment Information

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the six months ended June 30 as indicated:

	June 30,
	2010	2009
Electrical construction
Revenue	$16,200,734	$16,134,042
Operating expenses
Cost of goods sold	13,730,330	13,408,286
Selling, general and administrative	152,069	155,132
Depreciation	1,386,086	1,477,082
Gain on sale of assets	—	(53,465)

Total operating expenses	15,268,485	14,987,035

Operating income	$932,249	$1,147,007

Real estate development
Revenue	$896,026	$—
Operating expenses
Cost of goods sold	493,378	88,512
Selling, general and administrative	230,649	159,766
Depreciation	2,325	11,489

Total operating expenses	726,352	259,767

Operating income (loss)	$169,674	$(259,767)

Continuing Operations

Revenue

Total revenue in the six months ended June 30, 2010, increased by 6.0% to $17.1 million, compared to $16.1 million in the six months ended June 30, 2009, mainly due to an increase in real estate revenue.

Electrical construction revenue remained almost level at $16.2 million for the six months ended June 30, 2010, compared to $16.1 million for the six months ended June 30, 2009, an increase of $67,000, or 0.4%.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of June 30, 2010, the electrical construction operation’s backlog was approximately $6.2 million, which included approximately $1.7 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $4.5 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 66% to be completed within the current fiscal year. This compares to a backlog of $9.2 million at June 30, 2009, of which approximately $3.1 million represented backlog from fixed price contracts and approximately $6.1 million represented service agreement backlog.

Real estate construction revenue increased to $896,000 for the six months ended June 30, 2010, from $0 for the like period in 2009, due to an increase in the number of condominium units sold. During the six months ended

June 30, 2010, we recognized revenue on the sale of three units in the Pineapple House project. In the six months ended June 30, 2009, there were no condominium units sold.

As of June 30, 2010, there was no backlog for the real estate development operation’s segment.

Operating Results

Total operating loss was $220,000 for the six months ended June 30, 2010, compared to an operating loss of $433,000 for the like period in 2009, an improvement of $213,000. Electrical construction operations had operating income of $932,000 during the six months ended June 30, 2010, compared to operating income of $1.1 million during the six months ended June 30, 2009, a decrease of $215,000. Operating margins on electrical construction operations decreased to 5.8% for the six months ended June 30, 2010, from 7.1% for the six months ended June 30, 2009. The decrease in operating margins is mainly due to a reduction in revenue from higher margin storm work projects, when compared to the same period in the prior year.

Real estate development operations had operating income of $170,000 in the six months ended June 30, 2010, compared to an operating loss of $260,000 in the six months ended June 30, 2009, an increase of $429,000. The increase in operating income for the six month period ended June 30, 2010, was primarily due to the three Pineapple House condominium units sold during the six month period ended June 30, 2010, compared to no sales during the same period in the prior year.

Cost and Expense

Total cost and expense, and the components thereof, increased 4.5% to $17.3 million in the six months ended June 30, 2010, from $16.6 million in the six months ended June 30, 2009.

Electrical construction cost of goods sold increased to $13.7 million in the six months ended June 30, 2010, from $13.4 million in the six months ended June 30, 2009, an increase of $322,000. The increase in costs reflects the aforementioned decrease in higher margin projects, during the six months ended June 30, 2010, when compared to the same period in the prior year.

Real estate development cost of goods sold increased to $493,000 in the six months ended June 30, 2010, from $89,000 in the six months ended June 30, 2009. The increase in cost of goods sold is primarily attributable to the sale of three Pineapple House condominium units during the six months ended June 30, 2010, compared to no units sold in the prior year.

The following table sets forth selling, general and administrative (“SG&A”) expense for each of our segments for the six months ended June 30 as indicated:

	2010	2009
Electrical construction	$152,069	$155,132
Real estate development	230,649	159,766
Corporate	1,269,080	1,254,024

Total	$1,651,798	$1,568,922

SG&A expense increased to $1.7 million in the six months ended June 30, 2010, compared to $1.6 million in the six months ended June 30, 2009, mainly due to an increase in professional services within the corporate segment, as well as an increase in selling expenses attributable to the increase in condominium unit sales within the real estate segment. As a percentage of revenue, SG&A expense remained almost level at 9.7% for the six months ended June 30, 2010 and 2009.

The following table sets forth the depreciation expense for each of our segments for the six months ended June 30 as indicated:

	2010	2009
Electrical construction	$1,386,086	$1,477,082
Real estate development	2,325	11,489
Corporate	53,027	66,660

Total	$1,441,438	$1,555,231

Depreciation expense was $1.4 million in the six months ended June 30, 2010, compared to $1.6 million in the six months ended June 30, 2009, a decrease of $114,000 or 7.3%. The decrease in depreciation expense is mainly due to the timing of assets becoming fully depreciated, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30 as indicated:

	June 30,
	2010	2009
Income tax provision	$24,711	$—
Effective income tax rate	9.9%	0.0%

Our effective tax rate for the six months ended June 30, 2010 was 9.9%. Our tax expense includes only state income taxes attributable to a subsidiary and does not reflect the federal statutory rate of 34% since expected consolidated taxable income is offset by previously unrecognized NOL carryforwards. Due to the impact of our deferred tax valuation allowance and the volatility in estimated future taxable income, our effective tax rate is based on a year-to-date income tax calculation. Our effective tax rate for the six months ended June 30, 2009 of 0.0% differs from the federal statutory rate since tax benefits are not recognized on anticipated losses.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Segment Information

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the three months ended June 30 as indicated:

	2010	2009
Electrical construction
Revenue	$8,563,811	$7,233,173
Operating expenses
Cost of goods sold	7,454,303	6,634,301
Selling, general and administrative	76,082	58,780
Depreciation	696,327	755,875
Gain on sale of assets	—	(53,465)

Total operating expenses	8,226,712	7,395,491

Operating income (loss)	$337,099	$(162,318)

Real estate development
Revenue	$—	$—
Operating expenses
Cost of goods sold	(140)	41,225
Selling, general and administrative	79,989	53,554
Depreciation	1,187	5,744

Total operating expenses	81,036	100,523

Operating loss	$(81,036)	$(100,523)

Continuing Operations

Revenue

Total revenue in the three months ended June 30, 2010, increased by 18.4% to $8.6 million, compared to $7.2 million in the three months ended June 30, 2009, due to an increase in electrical construction revenue.

Electrical construction revenue increased $1.3 million, or 18.4%, to $8.6 million for the three months ended June 30, 2010, from $7.2 million for the three months ended June 30, 2009. The increase in electrical construction revenue is primarily due to an increase in fiber optic projects during the three months ended June 30, 2010, when compared to the same period in 2009.

Real estate construction had no revenue for the three months ended June 30, 2010 and 2009.

Operating Results

Total operating loss was $366,000 for the three months ended June 30, 2010, compared to an operating loss of $879,000 for the like period in 2009, an improvement of $513,000. Electrical construction operations had operating income of $337,000 during the three months ended June 30, 2010, compared to an operating loss of $162,000 during the three months ended June 30, 2009, an increase of $499,000. The increase in electrical construction operating income is mainly attributable to the increase in electrical construction fiber optics revenue. Operating margins on electrical construction operations increased to 3.9% for the three months ended June 30, 2010, from (2.2)% for the three months ended June 30, 2009. This increase in operating margins is mainly due to the aforementioned increase in revenue from fiber optic projects.

Real estate development operations had an operating loss of $81,000 in the three months ended June 30, 2010, compared to $101,000 in the three months ended June 30, 2009, an improvement of $19,000. The improvement in operating loss was primarily due to a decrease in post construction cost activity and holding costs of the Pineapple House condominium units during the three months ended June 30, 2010, when compared to the same period in 2009.

Cost and Expense

Total cost and expense, and the components thereof, increased 10.1% to $8.9 million in the three months ended June 30, 2010, from $8.1 million in the three months ended June 30, 2009.

Electrical construction cost of goods sold increased to $7.5 million in the three months ended June 30, 2010, from $6.6 million in the three months ended June 30, 2009, an increase of $820,000, or 12.4%. The increase in costs reflects the increase in our fiber optic work and corresponds to our increase in revenue in the current period.

Real estate development cost of goods sold decreased to ($140) in the three months ended June 30, 2010, from $41,000 in the three months ended June 30, 2009. The decrease in cost of goods sold is primarily attributable to the decrease in post construction cost activities for the Pineapple House condominium units and to a lesser extent due to the reversal of a warranty cost reserve, during the three months ended June 30, 2010, compared to the same period in the prior year.

The following table sets forth selling, general and administrative (“SG&A”) expense for each of our segments for the three months ended June 30 as indicated:

	2010	2009
Electrical construction	$76,082	$58,780
Real estate development	79,989	53,554
Corporate	595,241	582,983

Total	$751,312	$695,317

SG&A expense remained almost level at $751,000 in the three months ended June 30, 2010, compared to $695,000 for the same period in 2009. As a percentage of revenue, SG&A expense decreased to 8.8% for the three months ended June 30, 2010, from 9.6% in the three months ended June 30, 2009, mainly due to the increase in revenue in the current period.

The following table sets forth the depreciation expense for each of our segments for the three months ended June 30 as indicated:

	2010	2009
Electrical construction	$696,327	$755,875
Real estate development	1,187	5,744
Corporate	27,080	33,423

Total	$724,594	$795,042

Depreciation expense was $725,000 in the three months ended June 30, 2010, compared to $795,000 in the three months ended June 30, 2009, a decrease of $70,400 or 8.9%. The decrease in depreciation expense is mainly due to the timing of assets becoming fully depreciated, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30 as indicated:

	2010	2009
Income tax provision	$9,552	$(9,633)
Effective income tax rate	2.5%	(1.1)%

Our effective tax rate for the three months ended June 30, 2010 was 2.5%. Our tax expense includes only state income taxes attributable to a subsidiary and does not reflect the federal statutory rate of 34% since expected consolidated taxable income is offset by previously unrecognized NOL carryforwards. Due to the impact of our deferred tax valuation allowance and the volatility in estimated future taxable income, our effective tax rate is based on a year-to-date income tax calculation. Our effective tax rate for the three months ended June 30, 2009 of (1.1)% differs from federal statutory rate since tax benefits are not recognized on anticipated losses.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of June 30, 2010, we had cash and cash equivalents of $2.6 million and working capital of $7.1 million, as compared to cash and cash equivalents of $3.5 million and working capital of $7.1 million as of December 31, 2009. In addition, we have $2.5 million available in a revolving line of credit as of June 30, 2010. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

Net cash flows for each of the six months ended June 30 were as follows:

	Six Months
	2010	2009
Net cash provided by operating activities	$355,631	$2,463,339
Net cash used in investing activities	(1,803,420)	(2,085,322)
Net cash provided by (used in) financing activities	511,020	(664,507)

Net decrease in cash and cash equivalents	$(936,769)	$(286,490)

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

Net cash provided by operating activities decreased $2.1 million to $356,000 in the six months ended June 30, 2010, compared to $2.5 million in the six months ended June 30, 2009. The decrease in cash flows from operating activities is primarily due to the changes in accounts receivable and accrued billings in the current period. Changes in accounts receivable and accrued billings decreased $3.2 million from $2.3 million, when comparing the six months ended June 30, 2010, to the same period in the prior year. The decrease in accounts receivable and accrued billings is mainly due to the decrease in storm work activity.

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

For the quarters ended June 30, 2010 and 2009, our DSO for accounts receivable was 49 and 54, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 15 and 11, respectively. The increase in DSO for costs and estimated earnings in excess of billings on uncompleted contracts, when comparing the quarter ended June 30, 2010 to the same period in 2009, is mainly due to the effect of the 2009 storm work. As of August 5, 2010, we have received approximately 91.5% of our June 30, 2010 outstanding trade accounts receivable and have billed 87.6% of our costs and estimated earnings in excess of billings balance.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2010 was $1.8 million, compared to $2.1 million for the same period in 2009. Our investing activities for the current period consist primarily of capital expenditures of $1.8 million. Our investing activities for the prior year period also consisted primarily of capital expenditures of $1.8 million and the repayment of outstanding loans related to the cash surrender value of life insurance of approximately $353,000. The capital expenditures in both periods are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2010 is expected to total approximately $2.0 million.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2010 was $511,000, compared to cash used in financing activities of $665,000 during the same period in 2009. Our financing activities for the current period consist mainly of proceeds of $500,000 from our Working Capital Loan and $1.0 million from our Equipment Loan. These borrowings were partially offset by repayments on notes payable of $870,000 for the Pineapple House Mortgage and $165,000 for the Equipment Loan. Our financing activities for the same period in the prior year consisted mainly of repayments on notes payable of $545,000 for the electrical construction segment equipment loan and repayments on capital leases of $157,000.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. The Company must maintain a tangible net worth of at least $13.5 million, no more than $500,000 in outside debt and a maximum debt to worth ratio of no greater than 1.5 to 1.0 The Company was in compliance with all of its covenants as of June 30, 2010.

The following are computations of these most restrictive financial covenants:

	Covenant	Actual as of June 30, 2010
Tangible net worth minimum	$13,500,000	$14,436,456
Outside debt must not exceed $500,000	500,000	—
Maximum debt/worth ratio must not exceed 1.5 : 1.0	1.5 : 1.0	.51 : 1.0

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on current regulations, Section 404(a) of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. We have performed the necessary system and process documentation in preparation for the evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal year ending December 31, 2010, we currently expect to be exempt from such requirement.

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Environmental

The following supplements the discussion set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009.

On July 12, 2010 the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA for Newton County Mine Tailings Superfund Site, Newton County, Missouri (the “Wentworth Site”) relating to mining activities involving the site.

Preliminary information indicates that the Company was party to an Option Agreement dated August 1, 1948, that may relate to a portion of the Wentworth Site. Due to a near 50% drop in lead/zinc prices during this period of time, the property closed down in early 1949. On May 31, 1949, the Company decided not to exercise its option under the Option Agreement. The nature and scope of the Company’s operations relating to the mine property under option, if any, and the relationship, if any, between such operations and the Wentworth Site as defined by the EPA, are still under investigation.

The Company’s management has evaluated the aforementioned request for information in accordance with ASC 410-30 and ASC 450-20-25 and has concluded that at this early stage of the investigation, a range of loss or even the possibility of a liability is impossible to determine at this time. Accordingly, a loss contingency was not recorded as of June 30, 2010.

For additional information in response to this Item, see note 4 to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 17, 2009, permits the purchase of up to 3,500,000 shares until September 30, 2010. We did not purchase any of our Common Stock during the six months ended June 30, 2010. As of June 30, 2010, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 4. (Removed and Reserved)

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

Dated: August 13, 2010	THE GOLDFIELD CORPORATION

	By:	/S/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)