Form 10-Q
period 2010-09-30
GOLDFIELD CORP
filed 2010-11-12
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares the Registrant’s Common Stock outstanding as of November 9, 2010 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,934,114	$3,534,993
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2010 and 2009	5,369,541	3,740,047
Remediation insurance receivable	564	8,746
Current portion of notes receivable	46,552	36,419
Construction inventory	30,198	110,428
Real estate inventory	1,282,431	1,456,682
Costs and estimated earnings in excess of billings on uncompleted contracts	1,343,813	1,625,835
Income taxes recoverable	498,514	819,027
Prepaid expenses	569,604	365,778
Other current assets	20,886	15,054

Total current assets	11,096,217	11,713,009

Property, buildings and equipment, at cost, net of accumulated depreciation of $21,590,776 in 2010 and $19,987,725 in 2009	8,425,068	8,292,973

Notes receivable, less current portion	247,479	275,513

Deferred charges and other assets
Land and land development costs	662,219	662,219
Cash surrender value of life insurance	661,206	675,669
Other assets	89,788	42,815

Total deferred charges and other assets	1,413,213	1,380,703

Total assets	$21,181,977	$21,662,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,358,964	$1,994,458
Contract loss accruals	28,038	512,079
Billings in excess of costs and estimated earnings on uncompleted contracts	48,033	2,603
Current portion of notes payable	1,657,881	2,130,666
Reserve for remediation	—	2,175

Total current liabilities	4,092,916	4,641,981
Other accrued liabilities	19,447	25,234
Notes payable, less current portion	2,790,000	2,283,950

Total liabilities	6,902,363	6,951,165

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(5,675,259)	(5,243,840)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	14,279,614	14,711,033

Total liabilities and stockholders’ equity	$21,181,977	$21,662,198

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Electrical construction	$6,991,028	$5,425,834	$23,191,762	$21,559,876
Real estate development	532,800	1,144,800	1,428,826	1,144,800

Total revenue	7,523,828	6,570,634	24,620,588	22,704,676

Costs and expenses
Electrical construction	5,975,383	5,218,563	19,705,712	18,626,849
Real estate development	351,378	741,290	844,756	829,803
Selling, general and administrative	668,204	827,839	2,320,003	2,396,761
Depreciation	645,228	587,840	2,086,666	2,143,071
(Gain) loss on sale of assets	(10,323)	761	(10,323)	(52,704)

Total costs and expenses	7,629,870	7,376,293	24,946,814	23,943,780

Total operating loss	(106,042)	(805,659)	(326,226)	(1,239,104)

Other (expenses) income, net
Interest income	7,023	9,607	21,189	27,041
Interest expense, net	(34,146)	(22,898)	(102,920)	(110,875)
Other (expenses) income, net	(7,084)	11,154	17,843	20,230

Total other expenses, net	(34,207)	(2,137)	(63,888)	(63,604)

Loss from continuing operations before income taxes	(140,249)	(807,796)	(390,114)	(1,302,708)

Income tax provision	3,593	(22,039)	28,304	(22,039)

Loss from continuing operations	(143,842)	(785,757)	(418,418)	(1,280,669)

(Loss) gain from discontinued operations, net of tax provision of $0 in 2010 and 2009	(13,001)	(2,981)	(13,001)	387

Net loss	$(156,843)	$(788,738)	$(431,419)	$(1,280,282)

Loss per share of common stock - basic and diluted
Continuing operations	$(0.01)	$(0.03)	$(0.02)	$(0.05)
Discontinued operations	—	—	—	—

Net loss	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted average shares outstanding - basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(431,419)	$(1,280,282)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,086,666	2,143,071
Gain on sale of assets	(10,323)	(52,704)
Cash surrender value of life insurance	14,463	—
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	(1,629,494)	3,334,473
Remediation insurance receivable	8,182	65,247
Construction inventory	80,230	—
Real estate inventory	174,251	693,659
Costs and estimated earnings in excess of billings on uncompleted contracts	282,022	(117,652)
Land and land development costs	—	48,276
Income taxes recoverable	320,513	316,688
Prepaid expenses and other assets	(256,631)	(381,133)
Accounts payable and accrued liabilities	340,993	(975,629)
Contract loss accrual	(484,041)	(17,106)
Billings in excess of costs and estimated earnings on uncompleted contracts	45,430	(6,594)
Remediation accrual	(2,175)	(147,789)

Net cash provided by operating activities	538,667	3,622,525

Cash flows from investing activities
Proceeds from disposal of property and equipment	26,750	63,753
Proceeds from notes receivable	17,901	31,225
Purchases of property and equipment	(2,202,363)	(1,931,141)
Cash surrender value of life insurance	—	(350,277)

Net cash used in investing activities	(2,157,712)	(2,186,440)

Cash flows from financing activities
Proceeds from notes payable	1,546,050	360,000
Repayments on notes payable	(1,527,884)	(1,960,944)
Repayments on capital leases	—	(579,357)

Net cash provided by (used in) financing activities	18,166	(2,180,301)

Net decrease in cash and cash equivalents	(1,600,879)	(744,216)
Cash and cash equivalents at beginning of period	3,534,993	4,921,980

Cash and cash equivalents at end of period	$1,934,114	$4,177,764

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$415,627	$66,508
Income taxes paid (refunded)	(292,209)	(338,727)

Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	32,825	1,723
Debt issued in lieu of interest paid	15,099	53,633

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

Financial Instruments - Fair Value

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

Reclassifications

Certain amounts previously reflected in the prior period statements of cash flows have been reclassified to conform to the Company’s 2010 presentation. The reclassifications on the statement of cash flows for the nine months ended September 30, 2010 consist of the 2009 “Contract loss accrual” amount, previously reported within “Accounts payable and accrued liabilities”. In addition, the cash flows from discontinued operations, previously reported as a single line item are currently disclosed on the line items “Remediation insurance receivable” and “Remediation accrual”. These reclassifications had no effect on the previously reported cash flows from operating activities.

Note 2 – Inventory

Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.

Real estate inventory, which consists of completed condominium units and residential properties, is carried at the lower of cost or estimated fair value. As of September 30, 2010, the Company had four completed condominium units held for sale within the Pineapple House project compared to eight at December 31, 2009. The Company also owned three residential properties as of September 30, 2010, compared to zero as of December 31, 2009. In accordance with Accounting Standards Codification (“ASC”) ASC 360-10 Accounting for the Impairment or Disposal of Long-lived Assets, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The Company also complies with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

For the nine months ended September 30, 2010, management reviewed the real estate inventory for impairment. In accordance with ASC 360-10, if the undiscounted cash flow expected to be generated by an asset is less than its carrying amount, the Company is required to record an impairment charge to write down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company did not record an impairment write-down for each of the nine months ended September 30, 2010 and 2009.

Note 3 – Notes Payable

The following table presents the balances of our outstanding notes as of the dates indicated:

	Maturity Date	September 30, 2010	December 31, 2009
Working capital loan	December 28, 2010	$500,000	$—
Pineapple House mortgage	July 18, 2011	452,881	1,635,666
$3.8 million equipment loan	December 29, 2014	3,495,000	2,778,950

Total notes payable		4,447,881	4,414,616
Less current portion of notes payable		(1,657,881)	(2,130,666)

Notes payable, less current portion		$2,790,000	$2,283,950

As of September 30, 2010, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan was renewed on December 29, 2009, with modified terms, which include interest payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eight-tenths percent, subject to a minimum rate of 3.50% (3.50% as of both September 30, 2010 and December 31, 2009) and is now due and payable on December 28, 2010, unless extended by the Bank at its discretion. As of September 30, 2010 and December 31, 2009, there was $500,000 and $0 outstanding under the Working Capital Loan.

As of September 30, 2010, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, and Pineapple House, and the Bank are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $499,400 (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent, subject to a minimum rate of 3.20% (3.20% and 2.08% as of September 30, 2010 and December 31, 2009, respectively). The maturity date of the Pineapple House Mortgage is July 18, 2011. Borrowings outstanding under this agreement were $453,000 and $1.6 million as of September 30, 2010 and December 31, 2009, respectively. The loan is secured by a Mortgage and Security Agreement.

As of September 30, 2010, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement for a maximum principal amount of $3.8 million to be used by Southeast Power for durable equipment purchases, evidenced by a promissory note dated December 29, 2009. Borrowings outstanding under this loan agreement were $3.5 million and $2.8 million as of September 30, 2010 and December 31, 2009, respectively. Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus two and one-half percent (2.76% and 2.73% as of September 30, 2010 and December 31, 2009, respectively). The maturity date of the loan is December 29, 2014. Repayment terms of the loan are as follows: interest is payable in sixty monthly payments beginning January 29, 2010, plus nine monthly principal payments of $55,000 beginning on April 29, 2010, followed by twelve monthly principal payments of $60,000, followed by thirty-six monthly principal payments of $72,500. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of September 30, 2010.

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

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the nine months ended September 30, 2010 and 2009, the Company was reimbursed $5,000 and $40,000, respectively, from Insurer No. 1. As of September 30, 2010, the Company has received $433,000 from Insurer No. 1, which represents 80% of the Company’s insurable costs incurred from the inception of this matter through September 30, 2010. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the nine months ended September 30, 2010 and September 30, 2009, the Company received $3,500 and $9,900 from Insurer No. 2. As of September 30, 2010, the Company has received $108,000 from Insurer No. 2, which represents 20% of the Company’s insurable costs incurred from the inception of this matter through September 30, 2010. For the three and nine months ended September 30, 2010, the Company recorded an increase of $200 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. For the three and nine months ended September 30, 2009, the Company recorded a reduction of $17,000 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. As of September 30, 2010 and December 31, 2009, the balance of the receivable for estimated future insurance reimbursements was $600 and $8,700, respectively. The Company will record any additional change to the estimated insurance reimbursements as a change to the net expense within discontinued operations.

In accordance with ASC 450-20 Loss Contingencies, and ASC 410-30, Environmental Obligations, the Company has recognized a net expense (within discontinued operations) for this matter. As of September 30, 2010, the cumulative net expense was $173,000. This represents the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with the EPA, the professional fees associated with the EE/CA Report and the current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. As of September 30, 2010 and December 31, 2009, the Company has recorded a reserve balance for professional fees and other applicable costs of $0 and $2,200, respectively (accrued as a current liability within discontinued operations).

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

The Company’s management has evaluated the aforementioned request for information in accordance with ASC 410-30 and ASC 450-20 and has concluded that at this early stage of the investigation, a range of loss or even the possibility of a liability is impossible to determine at this time. Accordingly, a loss contingency was not recorded as of September 30, 2010. For the three and the nine months ended September 30, 2010, the Company has recorded a net loss from discontinued operations of $13,000, due to professional and legal service expenditures mainly attributable to the aforementioned request for information.

Assets and liabilities of the discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	September 30, 2010	December 31, 2009
Remediation insurance receivable	$564	$8,746

Reserve for remediation	$—	$2,175

The following table sets forth certain unaudited operating results of the discontinued operations for the three and nine months ended September 30 as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Provision for remediation	$(13,001)	$(2,981)	$(13,001)	$387

(Loss) income from discontinued operations, net of tax of $0	$(13,001)	$(2,981)	$(13,001)	$387

Note 5 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2010, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to $3.5 million.

Note 6 – Loss per Share of Common Stock

Basic loss per common share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents were exercised into common stock that subsequently shared in the earnings or loss of the Company.

As of September 30, 2010 and December 31, 2009, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of treasury stock for each of the three and nine month periods ended September 30, 2010 and 2009.

Note 7 – Income Taxes

As of September 30, 2010, the Company had net operating loss (“NOL”) carryforwards of approximately $4.1 million available to offset future federal taxable income, which if unused will begin to expire in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $279,000 available to reduce future federal income taxes over an indefinite period. In addition, there were inventory basis differences of $1.3 million, which will be recognized as expenses as condominium units are sold. The Company also had net operating loss carryforwards from Florida of approximately $5.2 million available to offset future Florida taxable income, which if unused will begin to expire in 2027.

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

Based upon an evaluation of all available evidence, the Company established a full valuation allowance against net deferred tax assets in 2008. The Company’s cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. Consequently, the future provision for income taxes will include no tax benefit with respect to losses incurred and limited tax expense with respect to income generated until the respective valuation allowance is eliminated. This will cause variability in the effective tax rate. In the event the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made. The net deferred tax asset valuation allowance was $2.1 million as of September 30, 2010, compared to $2.3 million as of December 31, 2009.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income tax provision	$3,593	$(22,039)	$28,304	$(22,039)
Effective income tax rate	2.6%	(2.7)%	7.3%	(1.7)%

For the three and nine months ended September 30, 2010, the effective tax rates were 2.6% and 7.3%, respectively. The income tax provision includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34% since tax benefits are not recognized on anticipated losses. Due to the impact of the deferred tax valuation allowance and the volatility in estimated future taxable income, the effective tax rate is based on a year-to-date income tax calculation. For the three and nine months ended September 30, 2009, the effective tax rates were (2.7)% and (1.7)%, respectively. The income tax provision includes a refundable federal credit and does not reflect the federal statutory rate since tax benefits are not recognized on anticipated losses.

The Company had gross unrecognized tax benefits of $18,000 and $13,000 as of September 30, 2010 and December 31, 2009, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2005 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Electrical construction	$6,991,028	$5,425,834	$23,191,762	$21,559,876
Real estate development	532,800	1,144,800	1,428,826	1,144,800

Total revenues	7,523,828	6,570,634	24,620,588	22,704,676

Operating expenses
Electrical construction	6,643,528	5,851,903	21,912,013	20,838,938
Real estate development	457,816	871,579	1,184,168	1,131,347
Corporate	528,526	652,811	1,850,633	1,973,495

Total operating expenses	7,629,870	7,376,293	24,946,814	23,943,780

Operating income (loss)
Electrical construction	347,500	(426,069)	1,279,749	720,938
Real estate development	74,984	273,221	244,658	13,453
Corporate	(528,526)	(652,811)	(1,850,633)	(1,973,495)

Total operating loss	(106,042)	(805,659)	(326,226)	(1,239,104)

Other income (expenses), net
Electrical construction	(32,578)	(1,891)	(56,164)	(40,684)
Real estate development	(6,302)	(8,923)	(23,955)	(39,427)
Corporate	4,673	8,677	16,231	16,507

Total other expenses, net	(34,207)	(2,137)	(63,888)	(63,604)

Net income (loss) before taxes
Electrical construction	314,922	(427,960)	1,223,585	680,254
Real estate development	68,682	264,298	220,703	(25,974)
Corporate	(523,853)	(644,134)	(1,834,402)	(1,956,988)

Total net loss before taxes	$(140,249)	$(807,796)	$(390,114)	$(1,302,708)

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and SG&A expense for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

	September 30, 2010	December 31, 2009

Identifiable assets
Electrical construction	$17,449,148	$17,293,104
Real estate development	1,984,319	2,171,919
Corporate	1,747,946	2,188,429
Discontinued operations	564	8,746

Total	$21,181,977	$21,662,198

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended September 30, 2010 and 2009, the three largest customers accounted for 49% and 57%, respectively, of the Company’s total revenue. For the nine months ended September 30, 2010 and 2009, the three largest customers accounted for 44% and 61%, respectively, of the Company’s total revenue. The real estate development operations did not have revenue from any one customer that exceeded 10% of the Company’s total revenue for the three or nine month periods ended September 30, 2010 and 2009.

Note 9 – Subsequent Events

On October 25, 2010, the Company, as grantor, Valley Forge Insurance Company (the “Beneficiary”) and Branch Banking and Trust Company (the “Trustee”) entered into a Collateral Trust Agreement (the “Agreement”) in connection with the Company’s workers’ compensation insurance policies previously issued by the Beneficiary (the “Policies”). The Agreement was made to grant the Beneficiary a security interest in certain of the Company’s assets and to place those assets in a Trust Account to secure the Company’s obligations to the Beneficiary under the Policies.

Subsequently, on October 28, 2010, the Company made a cash deposit in the amount of $79,000 to the Trust Account, pursuant to and in accordance with the terms and specifications of the Agreement regarding the establishment of the Trust Account. Also pursuant to the Agreement, the Company may be required to deposit additional assets into the Trust Account if the Beneficiary determines that the value of the assets in the Trust Account is insufficient to secure the Company’s obligations under the Policies. The Trust Account may only be terminated by the joint action of the Company and the Beneficiary.

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

Overview

We are a provider of electrical construction services throughout most of the United States and a developer of condominiums on the east coast of Florida and we also make limited opportunistic investments in distressed residential properties, which we improve or reposition for resale. We report our results under two reportable segments, electrical construction and real estate development. For the nine months ended September 30, 2010, our total consolidated revenue was $24.6 million, of which 94% was attributable to the electrical construction segment and 6% to the real estate development segment.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2009 and for the nine months ended September 30, 2010, three of our customers accounted for approximately 56% and 44% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida and recently we have expanded our real estate development operations to include the opportunistic acquisition of residential properties in distress sale situations for subsequent refurbishment and resale. We intend to use our knowledge of the local real estate market obtained through our condominium development operations to selectively pursue opportunities as they arise. As of September 30, 2010, we have acquired four such residential properties, one of which has been sold. Our most recently completed condominium project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which twenty-nine units have been sold as of September 30, 2010. It is the first phase of a planned multi-phase development. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

The housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor negatively affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our real estate properties, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the holding costs on the unsold units is expected to be no more than $31,000 annually.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of September 30, 2010 and December 31, 2009, were $28,000 and $512,000, respectively. The accrued contract losses for 2010 are mainly attributable to a few recently started transmission projects, for which we have projected losses. The accrued contract losses for 2009 were mainly attributable to one electrical construction project highly impacted by adverse weather conditions. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

We currently do not have any projects in development. For all future projects, revenue will be recognized using the guidance provided in ASC 360-20, Real Estate Sales. ASC 360-20 provides guidance in assessing the collectibility of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to ASC 360-20-40-50 Sales of Condominium Units. ASC 360-20-40-50 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching a conclusion that the sales price is collectible. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level of annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property, or (2) increase the minimum initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only after the buyer’s aggregate deposit meets the required investment tests for the duration of the construction period. In future projects, we believe that we will be required in most cases to collect higher deposits from buyers than we have historically in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of ASC Topic 360 on future projects, we will be required to delay revenue recognition until the aggregate investment tests described in ASC 360-20-40-50 have been met.

We believe that a material difference in total actual project cost versus total estimated project cost is unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded as of September 30, 2010 and December 31, 2009 in the real estate development segment. The timing of revenue and expense recognition using the percentage-of-completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenue and expense recognized in prior periods are adjusted in the period of default.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units and residential properties, is carried at the lower of cost or estimated fair value. In accordance with ASC 360-10 Accounting for the Impairment or Disposal of Long-lived Assets, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur, management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. We also comply with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

As of September 30, 2010, management reviewed the real estate inventory for impairment. ASC 360-10, requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

In addition, we have applied sensitivity factors to our impairment analysis. If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet. For example, as of September 30, 2010 and December 31, 2009, we performed sensitivity analyses for the three key assumptions in our Pineapple House condominium inventory impairment test: current selling prices, discount factor and projected absorption pace. Based on these analyses, we determined that a ten percent decrease in the estimated selling prices of the condominium units in inventory, an increase of ten percent in the estimated discount factor used in our calculation or a decrease of two units in the estimated number of condominium units to be sold over the next twelve months, each calculated separately, had no impact on the carrying value of our condominium inventory either as of September 30, 2010 or as of December 31, 2009, because even using these adverse assumptions, we still estimate the fair value of our condominium inventory to be at or above its carrying value, based on our discounted cash flow model.

We estimate the fair value of our residential property using a model which also incorporates the probability assessments described above. The fair value calculation considers estimates of our expected sales pace and our expected net sales price. For purposes of a sensitivity analysis, we determined that a ten percent decrease in the estimated selling prices of the residential properties in inventory, which are currently not under contract or sold, had no impact on the carrying value of our residential property inventory as of September 30, 2010. Properties under contract to be sold will typically sell within a 30-day period. Consequently, a change in selling price is deemed unlikely and not considered a factor in the sensitivity analysis for residential properties in inventory as of September 30, 2010. In addition, the discount rate is not applied and a decrease in the estimated number of properties to be sold is not considered in the sensitivity analysis due to the short term nature of these investments. We had no residential properties in real estate inventory as of December 31, 2009.

Our current real estate inventory consists of one condominium project with four remaining condominium units and three residential properties as of September 30, 2010. During the nine months ended September 30, 2010, four condominium units, or 50% of the remaining units at the end of the prior year, were sold in excess of their carrying values. The residential property sold in 2010 also sold in excess of its carrying value. In addition, the condominium units sold are similar to the condominium units remaining to be sold. We are selling at substantially our current asking price, which is in excess of our carrying costs. Based on the above, management determined that no additional impairment write-down to our current real estate inventory was necessary.

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

As of September 30, 2010, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and inventory basis differences on unsold condominium units. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

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

Provision for Remediation

In September 2003, we were notified by the United States Environmental Protection Agency (the “EPA”) that we were a potentially responsible party (“PRP”) with respect to possible investigation and removal activities at a mine that we formerly owned and in September 2009 we entered into a Settlement Agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000. Refer to note 4 of the notes to the consolidated financial statements for a discussion of this matter.

As of September 30, 2010, the cumulative net expense associated with this matter was $173,000 (within discontinued operations), which represents our current estimate of our share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with EPA, the professional fees associated with the EE/CA Report and our current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries.

In July 2010, we received a request for information from the EPA relating to a mine tailings site in Newton County, Missouri. We have evaluated the request and concluded at this early stage of the investigation that a range of loss or the possibility of a liability is impossible to determine at this time and accordingly have not made any provision for remediation in respect of this matter. During the three and the nine months ended September 30, 2010, we have recorded a net loss from discontinued operations of $13,000, due to professional and legal service expenses mainly attributable to the request for information. Refer to note 4 of the notes to the consolidated financial statements for a discussion of this matter.

Results of Operations

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the nine months ended September 30 as indicated:

	September 30,
	2010	2009
Electrical construction
Revenue	$23,191,762	$21,559,876
Operating expenses
Cost of goods sold	19,705,712	18,626,849
Selling, general and administrative	193,957	226,667
Depreciation	2,022,924	2,038,199
Gain on sale of assets	(10,580)	(52,777)

Total operating expenses	21,912,013	20,838,938

Operating income	$1,279,749	$720,938

Real estate development
Revenue	$1,428,826	$1,144,800
Operating expenses
Cost of goods sold	844,756	829,803
Selling, general and administrative	336,319	288,917
Depreciation	2,838	12,627
Loss on sale of assets	255	—

Total operating expenses	1,184,168	1,131,347

Operating income	$244,658	$13,453

Continuing Operations

Revenue

Total revenue in the nine months ended September 30, 2010, increased by 8.4% to $24.6 million, compared to $22.7 million in the nine months ended September 30, 2009, mainly due to an increase in electrical construction revenue.

Electrical construction revenue increased to $23.2 million for the nine months ended September 30, 2010, compared to $21.6 million for the nine months ended September 30, 2009, an increase of $1.6 million, or 7.6%. The increase in electrical construction revenue during the nine months ended September 30, 2010, is mainly due to increases in transmission and fiber optic revenue, when compared to the same period during the prior year. These increases in revenue were partially offset by decreases in storm work during the nine month period ended September 30, 2010, when compared to the same period in 2009.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of September 30, 2010, the electrical construction operation’s backlog was approximately $7.3 million, which included approximately $4.3 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $2.9 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 79% to be completed within the current fiscal year. This compares to a backlog of $11.5 million at September 30, 2009, of which approximately $4.8 million represented backlog from fixed price contracts and approximately $6.7 million represented service agreement backlog.

Real estate development revenue increased to $1.4 million for the nine months ended September 30, 2010, from $1.1 million for the like period in 2009, an increase of $284,000 or 24.8%. This increase in real estate development revenue was mainly due to the type and sales price of the properties sold. During the nine months ended September 30, 2010, we recognized revenue on the sale of four units in the Pineapple House project and one residential property. In the nine months ended September 30, 2009, five Pineapple House condominium units were sold.

As of September 30, 2010, there was no backlog for the real estate development operation’s segment.

Operating Results

Total operating loss was $326,000 for the nine months ended September 30, 2010, compared to an operating loss of $1.2 million for the like period in 2009, an improvement of $913,000. Electrical construction operations had operating income of $1.3 million during the nine months ended September 30, 2010, compared to operating income of $721,000 during the nine months ended September 30, 2009, an increase of $559,000. Operating margins on electrical construction operations increased to 5.5% for the nine months ended September 30, 2010, from 3.3% for the nine months ended September 30, 2009. The increase in operating margins is mainly the result of improved productivity on several transmission jobs in the current period compared to the prior year period, as well as the aforementioned increase in revenue from transmission and fiber optic projects, which cover a higher percentage of fixed overhead costs.

Real estate development operations had operating income of $245,000 in the nine months ended September 30, 2010, compared to operating income of $13,000 in the nine months ended September 30, 2009, an increase of $231,000. Operating margins on real estate development operations increased to 17.1% for the nine months ended September 30, 2010, from 1.2% for the nine months ended September 30, 2009. The increase in operating margins for the nine month period ended September 30, 2010, was primarily due to the type and sales price of the properties sold during the nine month period ended September 30, 2010, compared to the same period in the prior year.

Cost and Expense

Total cost and expense, and the components thereof, increased 4.2% to $25.0 million in the nine months ended September 30, 2010, from $23.9 million in the nine months ended September 30, 2009.

Electrical construction cost of goods sold increased to $19.7 million in the nine months ended September 30, 2010, from $18.6 million in the nine months ended September 30, 2009, an increase of $1.1 million. The increase in costs reflects the increase in revenue, during the nine months ended September 30, 2010, when compared to the same period in the prior year.

Real estate development cost of goods sold increased to $845,000 in the nine months ended September 30, 2010, from $830,000 in the nine months ended September 30, 2009. The increase in cost of goods sold is primarily attributable to the aforementioned variance in the type of the properties sold during the nine months ended September 30, 2010, when compared to the same period in the prior year.

The following table sets forth selling, general and administrative (“SG&A”) expense for each of our segments for the nine months ended September 30 as indicated:

	2010	2009
Electrical construction	$193,957	$226,667
Real estate development	336,319	288,917
Corporate	1,789,727	1,881,177

Total	$2,320,003	$2,396,761

SG&A expense remained relatively unchanged at $2.3 million in the nine months ended September 30, 2010, compared to $2.4 million in the nine months ended September 30, 2009. As a percentage of revenue, SG&A expense decreased to 9.4% for the nine months ended September 30, 2010, compared to 10.6% during the same period in 2009, mainly due to the increase in revenue in the current period.

The following table sets forth the depreciation expense for each of our segments for the nine months ended September 30 as indicated:

	2010	2009
Electrical construction	$2,022,924	$2,038,199
Real estate development	2,838	12,627
Corporate	60,904	92,245

Total	$2,086,666	$2,143,071

Depreciation expense remained relatively unchanged at $2.1 million during the nine months ended September 30, 2010 and 2009.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30 as indicated:

	2010	2009
Income tax provision	$28,304	$(22,039)
Effective income tax rate	7.3%	(1.7)%

Our effective tax rate for the nine months ended September 30, 2010 was 7.3%. Our income tax provision includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34% since tax benefits are not recognized on anticipated losses. Due to the impact of our deferred tax valuation allowance and the volatility in estimated future taxable income, our effective tax rate is based on a year-to-date income tax calculation. Our effective tax rate for the nine months ended September 30, 2009 was (1.7)%. Our income tax provision includes a refundable federal credit and does not reflect the federal statutory rate since tax benefits are not recognized on anticipated losses.

Discontinued Operations

In July 2010, we received a request for information from the EPA relating to a mine tailings site in Newton County, Missouri. We have evaluated the request and concluded at this early stage of the investigation that a range of loss or the possibility of a liability is impossible to determine at this time and accordingly have not made any provision for remediation in respect of this matter. During the nine months ended September 30, 2010, we have recorded a net loss from discontinued operations of $13,000, due to professional and legal service expenses mainly attributable to the aforementioned request for information. Refer to note 4 of the notes to the consolidated financial statements for a discussion of this matter.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Segment Information

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the three months ended September 30 as indicated:

	2010	2009
Electrical construction
Revenue	$6,991,028	$5,425,834
Operating expenses
Cost of goods sold	5,975,383	5,218,563
Selling, general and administrative	41,887	71,535
Depreciation	636,838	561,117
(Gain) loss on sale of assets	(10,580)	688

Total operating expenses	6,643,528	5,851,903

Operating income (loss)	$347,500	$(426,069)

Real estate development
Revenue	$532,800	$1,144,800
Operating expenses
Cost of goods sold	351,378	741,290
Selling, general and administrative	105,669	129,151
Depreciation	514	1,138
Loss on sale of assets	255	—

Total operating expenses	457,816	871,579

Operating income	$74,984	$273,221

Continuing Operations

Revenue

Total revenue in the three months ended September 30, 2010, increased by 14.5% to $7.5 million, compared to $6.6 million in the three months ended September 30, 2009, due to an increase in electrical construction revenue.

Electrical construction revenue increased $1.6 million, or 28.8%, to $7.0 million for the three months ended September 30, 2010, from $5.4 million for the three months ended September 30, 2009. The increase in electrical construction revenue is primarily due to an increase in transmission projects during the three months ended September 30, 2010, when compared to the same period in 2009.

Real estate development revenue decreased to $533,000 for the three months ended September 30, 2010, from $1.1 million for the same period in 2009. The decrease in real estate development revenue is mainly due to the decrease in the number of properties sold during the three months ended September 30, 2010, when compared to the same period in the prior year. During the three months ended September 30, 2010, we recognized revenue on the sale of one unit in the Pineapple House project and one residential property, compared to the sale of five Pineapple House condominium units during the three months ended September 30, 2009.

Operating Results

Total operating loss was $106,000 for the three months ended September 30, 2010, compared to an operating loss of $806,000 for the like period in 2009, an improvement of $700,000. Electrical construction operations had operating income of $348,000 during the three months ended September 30, 2010, compared to an operating loss of $426,000 during the three months ended September 30, 2009, an increase of $774,000. The increase in electrical construction operating income is mainly attributable to the increase in electrical construction transmission revenue. Operating margins on electrical construction operations increased to 5.0% for the three months ended September 30, 2010, from (7.9)% for the three months ended September 30, 2009. This increase in operating margins is mainly attributable to several above average profit margin projects, when compared to the same three month period ended in 2009.

Real estate development operations had operating income of $75,000 in the three months ended September 30, 2010, compared to $273,000 in the three months ended September 30, 2009, a decrease of $198,000. Operating margins on real estate development operations decreased to 14.1% for the three months ended September 30, 2010, from 23.9% for the three months ended September 30, 2009. The decrease in operating margins was primarily due to the aforementioned difference in the number of properties sold during the three months ended September 30, 2010, when compared to the same period in 2009.

Cost and Expense

Total cost and expense, and the components thereof, increased 3.4% to $7.6 million in the three months ended September 30, 2010, from $7.4 million in the three months ended September 30, 2009.

Electrical construction cost of goods sold increased to $6.0 million in the three months ended September 30, 2010, from $5.2 million in the three months ended September 30, 2009, an increase of $757,000, or 14.5%. The increase in costs reflects the increase in our transmission work and corresponds to our increase in revenue in the current period.

Real estate development cost of goods sold decreased to $351,000 in the three months ended September 30, 2010, from $741,000 in the three months ended September 30, 2009. The decrease in cost of goods sold is primarily attributable to the decrease in the number and type of properties sold during the three months ended September 30, 2010, when compared to the same period in the prior year.

The following table sets forth selling, general and administrative (“SG&A”) expense for each of our segments for the three months ended September 30 as indicated:

	2010	2009
Electrical construction	$41,887	$71,535
Real estate development	105,669	129,151
Corporate	520,648	627,153

Total	$668,204	$827,839

SG&A expense decreased to $668,000 in the three months ended September 30, 2010, compared to $828,000 for the same period in 2009. The decreases in SG&A expenses are mainly due to decreases in professional services within the corporate and electrical construction segments. Also contributing to the decreases are decreases in selling expenses, property taxes and other expenses within the real estate segment attributable to the decrease in revenue for the three months ended September 30, 2010, when compared to the same period in 2009. As a percentage of revenue, SG&A expense decreased to 8.9% for the three months ended September 30, 2010, from 12.6% in the three months ended September 30, 2009, mainly due to the increase in revenue and the decrease in SG&A expenses in the current period.

The following table sets forth the depreciation expense for each of our segments for the three months ended September 30 as indicated:

	2010	2009
Electrical construction	$636,838	$561,117
Real estate development	514	1,138
Corporate	7,876	25,585

Total	$645,228	$587,840

Depreciation expense was $645,000 in the three months ended September 30, 2010, compared to $588,000 in the three months ended September 30, 2009, an increase of $57,000 or 9.8%. The increase in depreciation expense is mainly due to the timing of new assets purchased during 2010 being placed in service, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30 as indicated:

	2010	2009
Income tax provision	$3,593	$(22,039)
Effective income tax rate	2.6%	(2.7)%

Our effective tax rate for the three months ended September 30, 2010 was 2.6%. Our income tax provision includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34% since tax benefits are not recognized on anticipated losses. Due to the impact of our deferred tax valuation allowance and the volatility in estimated future taxable income, our effective tax rate is based on a year-to-date income tax calculation. Our effective tax rate for the three months ended September 30, 2009 was (2.7)%. Our income tax provision includes a refundable federal credit and does not reflect the federal statutory rate since tax benefits are not recognized on anticipated losses.

Discontinued Operations

In July 2010, we received a request for information from the EPA relating to a mine tailings site in Newton County, Missouri. We have evaluated the request and concluded at this early stage of the investigation that a range of loss or the possibility of a liability is impossible to determine at this time and accordingly have not made any provision for remediation in respect of this matter. During the three months ended September 30, 2010, we have recorded a net loss from discontinued operations of $13,000, due to professional and legal service expenses mainly attributable to the aforementioned request for information. Refer to note 4 of the notes to the consolidated financial statements for a discussion of this matter.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for working capital and capital expenditures. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of September 30, 2010, we had cash and cash equivalents of $1.9 million and working capital of $7.0 million, as compared to cash and cash equivalents of $3.5 million and working capital of $7.1 million as of December 31, 2009. In addition, we have $2.5 million available in a revolving line of credit as of September 30, 2010. This revolving line of credit is used as a Working Capital Loan and is due and payable on December 28, 2010, at which time we expect to renew this loan. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

Net cash flows for each of the nine months ended September 30 were as follows:

	2010	2009
Net cash provided by operating activities	$538,667	$3,622,525
Net cash used in investing activities	(2,157,712)	(2,186,440)
Net cash provided by (used in) financing activities	18,166	(2,180,301)

Net decrease in cash and cash equivalents	$(1,600,879)	$(744,216)

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

Net cash provided by operating activities decreased $3.1 million to $539,000 in the nine months ended September 30, 2010, compared to $3.6 million in the nine months ended September 30, 2009. The decrease in cash flows from operating activities is primarily due to the changes in accounts receivable and accrued billings in the current period. The changes in accounts receivable and accrued billings decreased $5.0 million from $3.3 million, when comparing the nine months ended September 30, 2010, to the same period in the prior year. The decrease in cash flows associated with changes in accounts receivable and accrued billings is mainly due to an increase in accounts receivable and accrued billings in the current period, resulting from one large project for a major customer, which was billed in the last month of the quarter ended September 30, 2010, compared to the same period in 2009.

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

For the quarters ended September 30, 2010 and 2009, our DSO for accounts receivable was 71 and 57, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 18 and 21, respectively. The increase in DSO for accounts receivable when comparing the quarter ended September 30, 2010 to the same period in 2009, is mainly due to one large project for a major customer, which was billed in the last month of the quarter ended September 30, 2010, compared to the same period in 2009. As of November 4, 2010, we have received approximately 77.9% of our September 30, 2010 outstanding trade accounts receivable and have billed 79.4% of our costs and estimated earnings in excess of billings balance.

Investing Activities

Net cash used in investing activities remained relatively unchanged at $2.2 million during the nine months ended September 30, 2010 and 2009. Our investing activities for the current period consist primarily of capital expenditures of $2.2 million. Our investing activities for the prior year period also consisted primarily of capital expenditures of $1.9 million and the repayment of outstanding loans related to the cash surrender value of life insurance of approximately $350,000. The capital expenditures in both periods are mainly attributable to our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2010 is expected to total approximately $2.5 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2010, was $18,000, compared to cash used in financing activities of $2.2 million during the same period in 2009. Our financing activities for the current period consist mainly of proceeds of $1.1 million from our Equipment Loan and $500,000 from our Working Capital Loan. These borrowings were partially offset mainly by repayments on notes payable of $1.2 million for the Pineapple House Mortgage and $330,000 for the Equipment Loan. Our financing activities for the same period in the prior year consisted of repayments on notes payable of $1.1 million for the Pineapple House Mortgage and $821,000 for the electrical construction segment loan, as well as repayments on capital leases of $579,000. These repayments are partially offset by proceeds from notes payable of $360,000 from our working capital loan.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. The Company must maintain a tangible net worth of at least $13.5 million, no more than $500,000 in outside debt and a maximum debt to worth ratio of no greater than 1.5 to 1.0 The Company was in compliance with all of its covenants as of September 30, 2010.

The following are computations of these most restrictive financial covenants:

	Covenant	Actual as of September 30, 2010
Tangible net worth minimum	$13,500,000	$14,279,614
Outside debt must not exceed $500,000	500,000	—
Maximum debt/worth ratio must not exceed 1.5 : 1.0	1.5 : 1.0	.48 : 1.0

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that the objectives of the disclosure control system were met.

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

The Company’s management has evaluated the aforementioned request for information in accordance with ASC 410-30 and ASC 450-20-25 and has concluded that at this early stage of the investigation, a range of loss or even the possibility of a liability is impossible to determine at this time. Accordingly, a loss contingency was not recorded as of September 30, 2010. During the nine months ended September 30, 2010, we have recorded a net loss from discontinued operations of $13,000, due to professional and legal service expenses mainly attributable to the aforementioned request for information.

For additional information in response to this Item, see note 4 to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 21, 2010, permits the purchase of up to 3,500,000 shares until September 30, 2011. We did not purchase any of our Common Stock during the nine months ended September 30, 2010. As of September 30, 2010, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

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

Dated: November 12, 2010		THE GOLDFIELD CORPORATION

	By:	/s/ John H. Sottile
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen R. Wherry
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)