Form 10-K
period 2010-12-31
GOLDFIELD CORP
filed 2011-03-30
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

(321) 724-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	NYSE Amex
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.5 million as of June 30, 2010 (the last business day of the registrant’s most recently completed second quarter), computed by reference to the price at which such common equity was last sold on such date.

The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 23, 2011 was 25,451,354.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Goldfield Corporation’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this Report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.	Business.

General

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently engaged in electrical construction, including the placement of fiber optic cable, and real estate development. Unless the context otherwise requires, the terms “Goldfield” and “the Company” as used herein mean The Goldfield Corporation and its consolidated subsidiaries. The principal market for the electrical construction operation is electric utilities throughout most of the United States. The primary focus of the real estate operations is on the development of luxury condominium projects on the east coast of Florida. The Company also makes limited opportunistic investments in distressed residential properties, which it improves or repositions for resale. Prior to 2003, we were also engaged in mining activities. For financial information by business segment, see note 17 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Financial Information About Geographic Areas

During the years ended December 31, 2010 and 2009, we operated primarily in the United States. We had no material foreign operations in 2010 and 2009.

Employees

As of February 28, 2011, we had 122 employees, including 102 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We have no unionized employees and believe that our relationship with our employees is good.

Electrical Construction

Through our subsidiary, Southeast Power Corporation (“Southeast Power”), we are engaged in the construction and maintenance of electrical facilities for utilities and industrial customers. We also install fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power, based in Titusville, Florida, performs electrical contracting services throughout most of the United States.

Our electrical construction business includes the construction of transmission lines, including concrete foundations, distribution systems and substations and other electrical installation services for utility systems and industrial and specialty projects, including fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).

Our customers include many of the leading companies in the industries we serve. Representative customers include:

Florida Power & Light Company	M & A Electric Power Cooperative
AT&T	Duke Energy Corporation
CPS Energy	Georgia Transmission Corporation
Lee County Electric Cooperative	Orlando Utilities Commission
Santee Cooper (South Carolina Public Service Authority)	Central Electric Power Cooperative

Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. In the year ended December 31, 2010, our top three customers accounted for approximately 45% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

It is our policy to commit ourselves only to the amount of work we believe we can properly supervise, equip and complete to the customer’s satisfaction and timetable. As a result of this policy and the magnitude of some of the construction projects undertaken by us, a substantial portion of our annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 17 to the consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.

Construction is customarily performed pursuant to the plans and specifications of customers. We generally supply the management, labor, equipment and tools, while materials may or may not be supplied by our customers. Most projects have a duration of six months or less, although some contracts may extend beyond one year.

Revenue and results of operations in our electrical construction business can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns and system loads. The Company performs electrical construction services throughout most of the United States, with an emphasis in the southeastern region. Electric utility customers normally perform their system upgrades and maintenance work during off-peak seasons when the demand for electrical power is reduced, which is in the first two quarters of the year in the southeast region of the United States. This pattern is typically reflected by a reduction in the number of our active projects in the third quarter. However, since hurricane season normally peaks during the third quarter, this reduction can be offset with storm restoration work resulting from hurricane damage.

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

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog also includes certain service agreements that contain multiple year terms which fall into the category of unit price contracts. The projected backlog amounts for these service agreement contracts are based on our historical work from these customers. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate. Our backlog at December 31, 2010 was $5.1 million, of which $3.1 million is believed to be firm due to the nature of our fixed priced contracts and $1.9 million of which is attributable to service agreements. Of our total backlog, 100% is reasonably expected to be completed by December 31, 2011. This compares to a backlog of $11.2 million as of December 31, 2009 of which $5.9 million was believed to be firm from fixed priced contracts and $5.3 million of which was attributable to service agreements.

In certain circumstances, we are required to provide performance and payment bonds issued by a financial institution known as a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations as presently conducted. As of December 31, 2010, outstanding performance bonds issued on behalf of our electrical construction subsidiary amounted to $3.5 million.

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

On February 4, 2011, the Company purchased 13.2 acres of land in Bastrop County, Texas. This property, on which the Company has recently completed renovations, is the location of the Western division of Southeast Power.

We believe that the aforementioned properties are currently in good condition and properly maintained.

Real Estate

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida and recently we have expanded our real estate development operations to include the opportunistic acquisition of residential properties in distress sale situations for subsequent refurbishment and resale. We intend to continue to use our knowledge of the local real estate market obtained through our condominium development operations to selectively pursue opportunities as they arise. During 2010 we purchased, refurbished and sold four such residential properties.

Over the past several years we have developed five condominium projects. Our current project, Pineapple House, is an eight-story building containing thirty-three luxury river-view condominium units located in Melbourne, Florida, of which twenty-nine units have been sold as of December 31, 2010. This is the first phase of a planned multi-phase development. This first phase was completed on budget and in a timely manner, and we believe the project is attractive and of high quality. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

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

As of both December 31, 2010 and 2009, we had no projects under construction and no backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) in the real estate segment. However, we own vacant property on which we plan to build two condominium buildings, which will comprise Phase II and Phase III of the Pineapple House project. Although we have delayed the sales and construction of new projects, we believe the real estate market in our area will ultimately improve and we will resume our plans for this vacant property. However, we can provide no assurance about the real estate market or our future plans.

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

The housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. A high local unemployment level is another factor negatively affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our real estate properties, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the holding costs on the unsold units is expected to be no more than $25,000 annually.

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

The real estate division administrative offices are located within the Company’s corporate offices located in Melbourne, Florida.

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

Furthermore and regarding a separate matter, on July 12, 2010, the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA for Newton County Mine Tailings Superfund Site, Newton County, Missouri (the “Wentworth Site”) relating to mining activities involving the site. On July 30, 2010, the Company submitted a response to the EPA’s request. On December 22, 2010, the Company received a Demand for Reimbursement of Costs from the EPA relating to the Wentworth Site, together with ancillary documents including a draft form of settlement agreement. On January 27, 2011, the Company accepted a Settlement Agreement proposed by the EPA wherein the Company agrees to pay the EPA the sum of $76,630 in exchange for a covenant not to sue from the EPA relating to the Wentworth Site, along with other protections and subject to various terms and conditions as set forth more fully in the Settlement Agreement. Public Notice of the proposed settlement was published on March 17, 2011. Comments are due by May 14, 2011. It is not known whether any comments will be filed in response to the Public Notice or whether EPA or the U.S. Department of Justice will seek to withdraw or otherwise modify the Settlement Agreement based on such comments (see “Item 3. Legal Proceedings”).

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

Our electrical construction customer base is highly concentrated. For example, in the year ended December 31, 2010, our top three customers accounted for approximately 45% of our consolidated revenue, as discussed in note 17 to our consolidated financial statements herein. Our revenue could materially decline if we lose one or more of our significant customers. In addition, revenue under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and a result of competition from the in-house service organizations of our customers. Reduced demand for our services or the loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins, profits and cash receipts, which could be material.

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

Backlog for our electrical construction operations at December 31, 2010 was $5.1 million, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice (typically 30-90 days), even if we are not in default under the contract. In addition, $1.9 million of these uncompleted contracts are service agreements that contain multiple year terms which fall into the category of unit price contracts. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. For these service agreements, we project the backlog amount based on our historical work from each customer. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. As a result, even if we realize all of the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

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

Increases in the cost of fuel could have a negative impact on our operating margins

The price of fuel needed to operate our vehicles and equipment is difficult to predict and changes based on events and factors outside of our control, including, among others, the supply and demand for oil and gas, war and civil unrest in oil producing countries, political developments and environmental concerns. As a general matter, our fixed price contracts do not permit us to pass through additional costs associated with increases in fuel prices to our customers. As a result, increases in the cost of fuel could have a material adverse effect on our profitability.

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

Our real estate development operations also depend on the ability of our potential customers to obtain mortgages for the purchase of our condominiums. During 2007, the mortgage lending industry began experiencing significant instability. As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make and tightened their credit requirements with regard to, residential mortgage loans. Fewer loan products and stricter loan qualification standards may make it more difficult for some borrowers to finance the purchase of our condominiums. Increases in the cost of home mortgage financing could prevent our potential customers from purchasing our condominiums. In addition, where our potential customers must sell their existing homes in order to buy a condominium from us, increases in mortgage costs could prevent the buyers of our customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a condominium from us. Furthermore, changes in government sponsored entities involved in the residential mortgage market such as Fannie Mae and FHA could affect mortgage rates, down payment requirements and our customers’ ability to obtain affordable financing, which could subsequently affect our customers’ ability to purchase our products. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, our sales and revenue could decline.

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

Our revenue and operating results from real estate development operations are subject to fluctuations. Because we typically do not have more than one or two projects under development at any time, factors such as the timing of the start of construction of new projects, the timing of receipt of regulatory approvals for development and construction and others can cause our revenue and operating results to vary from period to period and from year to year. Accordingly, the historical financial performance of our real estate development operations is not necessarily a meaningful indicator of future results for any particular period, and quarter-to-quarter comparisons should not be relied upon as an indicator of future performance.

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

As of December 31, 2010, we have determined that we are in a cumulative loss position based on the guidance in ASC Topic 740, Income Taxes. Due to this cumulative loss position and lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, we have recorded a full valuation allowance against our net deferred tax assets. Although we do expect to recover from the current economic downturn to normal profit levels in the future, it may be necessary for us to record additional valuation allowances - related to operating losses. Valuation allowances could materially increase our income tax expense or reduce our income tax benefit, and therefore adversely affect our results of operations and tangible net worth in the period in which such valuation allowance is recorded.

We could be adversely affected by liabilities associated with our former mining business.

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. However, we could still be liable for previous activities at sites we once owned. We were identified as a PRP for investigation and removal activities at one such site and in September 2009 we entered into a settlement agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000. On July 12, 2010, regarding a separate matter, the Company received a request for information from the EPA relating to mining activities involving the Wentworth Site. On July 30, 2010, the Company submitted a response to the EPA’s request. On December 22, 2010, the Company received a Demand for Reimbursement of Costs from the EPA relating to the Wentworth Site, together with ancillary documents including a draft form of settlement agreement. On January 27, 2011, the Company accepted a Settlement Agreement proposed by the EPA wherein the Company agrees to pay the EPA the sum of $76,630 in exchange for a covenant not to sue from the EPA relating to the Wentworth Site, along with other protections and subject to various terms and conditions as set forth more fully in the Settlement Agreement. Public Notice of the proposed settlement was published on March 17, 2011. Comments are due by May 14, 2011. It is not known whether any comments will be filed in response to the Public Notice or whether EPA or the U.S. Department of Justice will seek to withdraw or otherwise modify the Settlement Agreement based on such comments, as discussed in “Item 3. Legal Proceedings” herein. The discovery of previously unknown contamination or leaks, or the imposition of new clean up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

For information with respect to the principal properties utilized in the Company’s operations, see “Item 1. Business.”

The Company’s principal office is located in Melbourne, Florida, where we lease 7,586 square feet of space at a monthly rental rate of $12,900. The lease, which expires in April 2012, may be renewed for five additional three-year periods.

Item 3.	Legal Proceedings.

Environmental

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003.

Newton County Mine Tailings Superfund Site

On July 12, 2010, the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA for Newton County Mine Tailings Superfund Site, Newton County, Missouri (the “Wentworth Site”) relating to mining activities involving the site. On July 30, 2010, the Company submitted a response to the EPA’s request. On December 22, 2010, the Company received a Demand for Reimbursement of Costs from the EPA relating to the Wentworth Site, together with ancillary documents including a draft form of settlement agreement (the “Demand”). In the Demand, the EPA stated that based upon information presently available to it, the Company may be a PRP under CERCLA with respect to the Wentworth Site. The Demand cites the direct and indirect costs attributable to the Company associated with the EPA’s response to date as $972,242, and encourages the Company to voluntarily negotiate a consent decree in which the Company agrees to pay past costs.

On January 27, 2011, the Company accepted a Settlement Agreement proposed by the EPA wherein the Company agrees to pay the EPA the sum of $76,630 in exchange for a covenant not to sue from the EPA relating to the Wentworth Site, along with other protections and subject to various terms and conditions as set forth more fully in the Settlement Agreement. Legal counsel for EPA has informed the Company that the Settlement Agreement has been formally approved by both EPA and the U.S. Department of Justice. CERCLA requires that notice of the proposed Settlement Agreement be provided in the Federal Register in order for EPA to solicit public comments on the proposed Settlement Agreement (the “Public Notice”). On March 17, 2011, the EPA published the Public Notice in the Federal Register (Vol. 76, No. 52, Thursday, March 17, 2011) of the proposed Settlement Agreement. The Public Notice provides an opportunity for any person to submit comments to the EPA concerning the proposed settlement. Comments are due by May 14, 2011. The Public Notice states: “The Agency will consider all comments received and may modify or withdraw its consent to the settlement if comments received disclose facts or considerations which indicated that the settlement is inappropriate, improper, or inadequate.” It is not known whether any comments will be filed in response to the Public Notice or whether EPA or the U.S. Department of

Justice will seek to withdraw or otherwise modify the Settlement Agreement based on such comments. However, the Company notes, generally, that proposed settlements are rarely withdrawn or modified in response to public comments and, further, the Company is not aware of any reason that the terms of the Settlement Agreement negotiated with the EPA representatives would not ultimately be approved by the EPA and the U.S. Department of Justice notwithstanding comments that may be received in response to the Public Notice. The Company does not expect its portion of a settlement with the EPA to have a material adverse effect on the Company’s financial position. The Settlement Agreement is based, in part, on the agency’s acceptance of the Company’s representations to the effect that it is potentially only a minimal contributor to the hazardous substances that are the subject of the environmental investigation and response actions. The Company anticipates that the settlement process will be concluded during the second quarter of 2011.

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

Our Common Stock is listed on the NYSE Amex under the symbol GV. The following table shows the reported high and low sales price at which our Common Stock was traded in 2010 and 2009:

	2010		2009
	High	Low	High	Low
First Quarter	$0.49	$0.36	$0.43	$0.20
Second Quarter	0.46	0.35	0.54	0.26
Third Quarter	0.38	0.27	0.49	0.38
Fourth Quarter	0.37	0.25	0.49	0.36

As of March 23, 2011, there were 9,058 holders of record of our Common Stock.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 21, 2010, permits the purchase of up to 3,500,000 shares until September 30, 2011. We did not purchase any of our Common Stock during 2010. As of December 31, 2010, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 6.	Selected Financial Data

The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2010:

	Year Ended December 31,
	2010		2009		2008		2007		2006
	(In thousands except per share and share amounts)
Continuing operations:
Revenue
Electrical construction	$31,385		$27,772		$29,062		$26,762		$36,410
Real estate development	1,983		1,474		2,383		537	(1)	11,086

Total revenue	$33,368		$29,246		$31,445		$27,299		$47,496

Income (loss) from continuing operations
Electrical construction	2,046		(130)		1,219		456		4,675
Real estate development	154		(3)		(3,954	)(2)	(1,352	)(3)	2,752
Corporate	(2,300)		(2,332)		(2,564)		(2,602)		(2,933)

Income (loss) before taxes from continuing operations	(100)		(2,465)		(5,299)		(3,498)		4,494

Income tax provision	35	(5)	(537	)(5)	(23	)(5)	(1,196)		1,740

Net (loss) income from continuing operations available to common stockholders	(135)		(1,928)		(5,276)		(2,302)		2,753

Discontinued operations:
(Loss) gain from operations, net of tax	(118	)(4)	—	(4)	(111	)(4)	(19	)(4)	242	(4)

Net (loss) income	$(253)		$(1,927)		$(5,387)		$(2,321)		$2,995

(Loss) earnings per share - basic and diluted:
Continuing operations	$(0.01)		$(0.08)		$(0.21)		$(0.09)		$0.11
Discontinued operations	—		—		—		—		0.01

Net (loss) income	$(0.01)		$(0.08)		$(0.21)		$(0.09)		$0.12

Weighted average shares outstanding:
Basic	25,451,354		25,451,354		25,451,354		25,451,354		26,564,550
Diluted	25,451,354		23,451,354		25,451,354		25,451,354		25,564,550

Balance sheet data:
Total assets	$20,959		$21,662		$25,499		$32,867		$41,904
Long term debt and capital lease obligations, including current portion	3,330		2,779		5,738		4,021		2,588
Shareholders’ equity	14,458		14,711		16,638		22,025		24,346
Working capital	7,200		7,071		10,861		13,774		16,316

The total of the above categories may differ from the sum of the components due to rounding.

(1)

Reflects the reversal of $7.2 million of revenues, due to buyer defaults on contracts to purchase condominium units, which was partially offset by revenues received in the fourth quarter upon the sale of six Pineapple House condominium units.

(2)	Reflects the adjustments to the Oak Park inventory to estimated fair value in the second quarter of 2008 and the Pineapple House inventory to estimated fair value in the fourth quarter of 2008.
(3)

Reflects the reversal of the cost of sales relating to the condominium units underlying the purchase contracts subject to defaults, partially offset by cost of sales recognized in the fourth quarter upon the sale of six Pineapple House condominium units. Also reflects the adjustment of the Pineapple House inventory to estimated fair value in the third quarter of 2007.

(4)	In each of the five years, the Company recognized a provision for remediation as described in note 6 to the consolidated financial statements.
(5)	Reflects the change in the valuation allowance of $31,000, $324,000 and $1.9 million against the deferred tax assets for the years ended December 31, 2010, 2009 and 2008, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We report our results under two reportable segments, electrical construction and real estate development. For the year ended December 31, 2010 our total consolidated revenue was $33.4 million, of which 94% was attributable to the electrical construction segment and 6% to the real estate development segment.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, for the years ended December 31, 2010 and 2009, three of our customers accounted for approximately 45% and 56% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida and recently we have expanded our real estate development operations to include the opportunistic acquisition of residential properties in distress sale situations for subsequent refurbishment and resale. We intend to continue to use our knowledge of the local real estate market obtained through our condominium development operations to selectively pursue opportunities as they arise. As of December 31, 2010, we have acquired, refurbished and sold four such residential properties. Our most recently completed condominium project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which twenty-nine units have been sold as of December 31, 2010. It is the first phase of a planned multi-phase development.

Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities. The housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. A high local unemployment level is another factor negatively affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our real estate properties, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the holding costs on the unsold units is expected to be no more than $25,000 annually.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of December 31, 2010 and 2009, were $66,000 and $512,000, respectively. The accrued contract losses for 2010 are mainly attributable to several transmission projects experiencing adverse weather conditions and unexpected construction issues. The accrued contract losses for 2009 were mainly attributable to one electrical construction project highly impacted by adverse weather conditions. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Percentage of Completion – Real Estate Development Segment

We currently do not have any projects in development. For all future projects, revenue will be recognized using the guidance provided in ASC 360-20, Real Estate Sales. ASC 360-20 provides guidance in assessing the collectability of the sales price, which is required in order to recognize profit under the percentage-of-completion method pursuant to ASC 360-20-40-50 Sales of Condominium Units. ASC 360-20-40-50 states that an entity should evaluate the adequacy of the buyer’s initial and continuing investment in reaching a conclusion that the sales price is collectible. To meet the continuing involvement criterion, a buyer would be required to either (1) make additional payments during the construction term at least equal to the level of annual payments that would be required to fund principal and interest on a customary mortgage for the remaining purchase price of the property, or (2) increase the minimum initial investment by an equivalent aggregate amount. If the test for initial and continuing investment is not met, the deposit method should be applied and profit recognized only after the buyer’s aggregate deposit meets the required investment tests for the duration of the construction period. In future projects, we believe that we will be required in most cases to collect higher deposits from buyers than we have historically in order to recognize revenue under the percentage-of-completion method of accounting. If we are unable to meet the requirements of ASC Topic 360 on future projects, we will be required to defer revenue recognition until the aggregate investment tests described in ASC 360-20-40-50 have been met.

In general, we believe that material differences in the total actual cost of a project versus our total estimated project cost are unlikely due to the nature of the fixed price contracts we enter into with the general contractors on our real estate projects.

If a current estimate of total project cost indicates a loss on a project, the projected loss is recognized in full when determined. There were no contract loss accruals recorded as of December 31, 2010 and 2009 in the real estate development segment. The timing of revenue and expense recognition using the percentage-of-completion method is contingent on construction productivity. Factors possibly impeding construction productivity include, but are not limited to, supply of labor, materials and equipment, scheduling, weather, permitting and unforeseen events. When a buyer defaults on a contract for sale, revenue and expense recognized in prior periods are adjusted in the period of default.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value. In accordance with ASC 360-10 Accounting for the Impairment or Disposal of Long-lived Asset, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. We also comply with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

As of December 31, 2010, management reviewed the real estate inventory for impairment. ASC 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

Due to the fact that the estimates and assumptions included in our cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to us incurring additional impairment charges in the future. Additional factors considered in our analysis are unemployment rates, local real estate market trends, such as supply and demand, marketing incentives, and other local factors. Therefore, changes in the local economy highly influence our market conditions. Our most critical assumptions in our cash flow models are our projected absorption, which is analyzed based on our historical sales and current sales within surrounding areas, current selling prices and a discount factor.

We estimate the fair value of our condominium units by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed condominium units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within our market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in our market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining condominium units in our Pineapple House project we used a discount rate of 8%.

In addition, we have applied sensitivity factors to our impairment analysis. If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet. For example, we performed a sensitivity test for the three key assumptions in our real estate inventory impairment test: current selling prices, discount factor, and projected absorption pace. Based on these analyses, we determined that a ten percent decrease in the estimated selling prices of the properties in inventory, an increase of ten percent in the estimated discount factor used in our calculation or a decrease of two units in the estimated number of condominium units to be sold over the next twelve months, each calculated separately, had no impact on the carrying value of our real estate inventory as of December 31, 2010 or December 31, 2009, because even using these adverse assumptions, we still estimate the fair value of our condominium inventory to be at or above its carrying value, based on our discounted cash flow model.

Our current real estate inventory consists of one condominium project with four remaining condominium units as of December 31, 2010. During the year ended December 31, 2010, four condominium units, or 50% of the remaining units at the end of the prior year, were sold in excess of their carrying values. In addition, the units sold are similar to the units remaining to be sold. Furthermore, during 2011 to date, we have sold two of the remaining four condominium units in inventory as of December 31, 2010. We are selling at substantially our current asking price, which is in excess of our carrying costs. This trend has continued with our two 2011 unit sales. Based on the above, management determined that no additional impairment write-down to our current real estate inventory was necessary.

Other Assets Valuation

As described above, the Company carefully monitors the value of the real estate inventory, and the Company also regularly performs impairment analysis on the electrical construction segment’s property and equipment balances. In conducting our impairment testing, we have considered whether the decrease in the Company’s market capitalization below our book value should be a specific triggering event necessitating impairment testing. We note that the Company’s market capitalization is significantly lower than our book value. While market capitalization is an indicator of market sentiment on a particular day, the day-to-day share price of the Company’s stock at particular points in time may not, and frequently does not, fairly reflect the value of the Company’s significant assets, primarily the real estate inventory of our real estate segment and the investment in the equipment of our electrical construction segment. We further note that in almost all of the past sixteen years our market capitalization has been significantly below our book value.

Under these circumstances, we do not consider such market capitalization to be a specific triggering event necessitating impairment testing, particularly in light of the fact that the Company does not have any goodwill or similar intangible assets recorded on its balance sheet. Regardless, the Company reviews the book value of its assets on a regular basis to determine possible impairments in accordance with ASC Topic 360, as it believes it will continue as a viable business in the future. Specifically, in its evaluation for potential impairment, the Company determines the value of its real estate inventory, as well as its investments in electrical construction property and equipment using a fair value methodology, as further described in “Note 1 – Organization and Summary of Significant Accounting Policies – Inventory”, “Note 1 – Organization and Summary of Significant Accounting Policies – Property, Buildings, Equipment and Depreciation,” and in accordance with ASC Topic 820.

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

As of December 31, 2010, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and inventory basis differences on unsold condominium units (refer to note 5 to the consolidated financial statement). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives.

Based upon an evaluation of all available evidence, we established a full valuation allowance against our net deferred tax assets beginning in 2008. Our cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. Consequently, our future provision for income taxes will include no tax benefit with respect to losses incurred and limited tax expense with respect to income generated until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination is made.

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

On July 12, 2010, the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA for Newton County Mine Tailings Superfund Site, Newton County, Missouri (the “Wentworth Site”) relating to mining activities involving the site. On July 30, 2010, the Company submitted a response to the EPA’s request. On December 22, 2010, the Company received a Demand for Reimbursement of Costs from the EPA relating to the Wentworth Site, together with ancillary documents including a draft form of settlement agreement.

On January 27, 2011, the Company accepted a Settlement Agreement proposed by the EPA wherein the Company agrees to pay the EPA the sum of $76,630 in exchange for a covenant not to sue from the EPA relating to the Wentworth Site, along with other protections and subject to various terms and conditions as set forth more fully in the Settlement Agreement.

The Company does not expect its portion of a settlement with the EPA to have a material adverse effect on the Company’s financial position. The Settlement Agreement is based, in part, on the agency’s acceptance of the Company’s representations to the effect that it is potentially only a minimal contributor to the hazardous substances that are the subject of the environmental investigation and response actions. The Company anticipates that the settlement process will be concluded during the second quarter of 2011.

As of December 31, 2010, the cumulative net expense was $118,000. This represents the Company’s share of the estimated costs associated with the proposed Settlement Agreement with the EPA and the professional fees associated with this matter for which the Company currently does not expect any insurance recoveries.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the two year period ended December 31 as indicated:

	2010	2009
Electrical construction
Revenue	$31,384,594	$27,772,466
Operating expenses
Cost of goods sold	26,310,355	24,971,857
Selling, general and administrative	269,890	276,506
Depreciation	2,685,132	2,665,810
Gain on sale of assets	(2,425)	(48,936)

Total operating expenses	29,262,952	27,865,237

Operating income (loss)	$2,121,642	$(92,771)

Real estate development
Revenue	$1,983,385	$1,473,800
Operating expenses
Cost of goods sold	1,360,751	1,054,233
Selling, general and administrative	433,516	354,129
Depreciation	3,352	13,765
Loss on sale of assets	255	—

Total operating expenses	1,797,874	1,422,127

Operating income	$185,511	$51,673

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest and other income, and income taxes.

Revenue

Total revenue in the year ended December 31, 2010 increased by 14.1% to $33.4 million, compared to $29.2 million in the year ended December 31, 2009. This increase in total revenue was mainly due to increased revenue recognized in both the electrical construction segment and the real estate development segment for the year ended December 31, 2010.

Electrical construction revenue increased 13.0% to $31.4 million for the year ended December 31, 2010, compared to $27.8 million for the year ended December 31, 2009. The increase in revenue for the year ended December 31, 2010, when compared to the same period in 2009, is largely due to an increase in demand for our electrical construction services, particularly our transmission and fiber optic work, partially offset by a decrease in storm work in 2010. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in our backlog from time to time. At December 31, 2010, the approximate value of uncompleted contracts was $5.1 million, compared to $11.2 million at December 31, 2009. We expect to complete 100% of this backlog during the year ending December 31, 2011. We cannot project the levels of future demand for construction services.

Revenue from our real estate development operations increased 34.6% to $2.0 million for the year ended December 31, 2010, compared to $1.5 million for the year ended December 31, 2009. This increase was mainly due to the number, type and sales price of the properties sold during 2010, when compared to 2009. During the year ended December 31, 2010 a total of four condominium units from our Pineapple House project and four residential properties were sold. During the year ended 2009 a total of six condominium units from the Pineapple House project were sold and we had no residential property sales. During the year ended December 31, 2010, we had no projects under construction.

As of December 31, 2010, there was no backlog for the real estate development operation’s segment.

Operating Results

Total operating loss was $18,000 for the year ended December 31, 2010, compared to an operating loss of $2.4 million in 2009, an improvement of $2.4 million. Electrical construction operations had operating income of $2.1 million in the year ended December 31, 2010, compared to an operating loss of $93,000 during the year ended December 31, 2009. Operating margins on electrical construction operations increased to 6.8% for the year ended December 31, 2010, from (0.3)% for the year ended December 31, 2009. The increase in operating margins for the year ended December 31, 2010, when compared to the same period in 2009, was largely the result of the increases in revenue, which cover a higher percentage of fixed overhead costs, as well as improved productivity on several transmission jobs in the current period compared to the prior year period. Operating margins during the prior year were adversely affected, particularly during the fourth quarter of 2009, by one electrical construction project highly impacted by adverse weather conditions.

Real estate development operations had operating income of $186,000 in the year ended December 31, 2010, compared to $52,000 in the year ended December 31, 2009, an increase of $134,000. This increase was mainly due to the type and sales price of the properties sold during the year ended 2010, compared to the same period in the prior year. As of December 31, 2010, we held four Pineapple House condominium units for sale.

Costs and Expenses

Total costs and expenses, and the components thereof, increased to $33.4 million in the year ended December 31, 2010, from $31.6 million in the year ended December 31, 2009, an increase of 5.5%.

Electrical construction cost of goods sold increased to $26.3 million in the year ended December 31, 2010, from $25.0 million in the year ended December 31, 2009, an increase of 5.4%. The increase in costs corresponds to the aforementioned increase in revenue. Productivity during the year ended December 31, 2009, primarily during the fourth quarter, was highly impacted by adverse weather conditions effecting one electrical construction project, which caused higher than normal electrical construction costs in 2009.

Costs of goods sold for real estate development operations increased to $1.4 million for the year ended December 31, 2010, from $1.1 million for the year ended December 31, 2009. The increase in costs of goods sold is primarily attributable to the variance in the type, amount and costs of the properties sold during the year ended 2010, when compared to the same period in 2009.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the years ended December 31 as indicated:

	2010	2009
Electrical construction	$269,890	$276,506
Real estate development	433,516	354,129
Corporate	2,256,435	2,242,331

Total	$2,959,841	$2,872,966

SG&A expenses remained relatively unchanged at $3.0 million in the year ended December 31, 2010 compared to $2.9 million in the year ended December 31, 2009. As a percentage of revenue, SG&A expenses decreased to 8.9% for 2010 from 9.8% in 2009, due primarily to the increase in revenue in the current year.

The following table sets forth depreciation expense for each segment for the years ended December 31 as indicated:

	2010	2009
Electrical construction	$2,685,132	$2,665,810
Real estate development	3,352	13,765
Corporate	68,779	118,046

Total	$2,757,263	$2,797,621

Depreciation expense remained relatively unchanged at $2.8 million during the year ended December 31, 2010 and 2009.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2010	2009
Income tax provision	$34,601	$(537,358)
Effective income tax rate	34.6%	(21.8)%

Our effective tax rate for the year ended December 31, 2010 was 34.6%. Our income tax provision includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of (34)% since tax benefits are not recognized on anticipated losses when a full valuation allowance is in effect. Our effective tax rate for the year ended December 31, 2009 of (21.8)%, differs from the statutory rate primarily due to the valuation allowance which was further reduced by a tax benefit resulting from a change in tax law.

Discontinued Operations

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003.

In September 2003, we were notified by the United States Environmental Protection Agency (the “EPA”) that we were a potentially responsible party (“PRP”) with respect to possible investigation and removal activities at a mine that we formerly owned and in September 2009 we entered into a Settlement Agreement with the EPA with respect thereto, pursuant to which we made a cash payment to the EPA of $73,000. Refer to note 4 to the consolidated financial statements for a discussion of this matter.

On July 12, 2010, we received a request from the EPA for information pursuant to Section 104(e) of CERCLA for Newton County Mine Tailings Superfund Site, Newton County, Missouri (the “Wentworth Site”) relating to mining activities involving the site. On July 30, 2010, we submitted a response to the EPA’s request. On December 22, 2010, we received a Demand for Reimbursement of Costs from the EPA relating to the Wentworth Site, together with ancillary documents including a draft form of settlement agreement.

On January 27, 2011, we accepted a Settlement Agreement proposed by the EPA wherein we agree to pay the EPA the sum of $76,630 in exchange for a covenant not to sue from the EPA relating to the Wentworth Site, along with other protections and subject to various terms and conditions as set forth more fully in the Settlement Agreement. We do not expect our portion of a settlement with the EPA to have a material adverse effect on our financial position.

As of December 31, 2010, the cumulative net expense was $118,000. This represents our share of the estimated costs associated with the proposed Settlement Agreement with the EPA and the professional fees associated with this matter for which we currently do not expect any insurance recoveries.

The following table sets forth summary operating results of discontinued operations for the years ended December 31 as indicated:

	2010	2009
(Provision) gain for remediation	$(117,834)	$387

(Loss) gain from discontinued operations before income taxes	(117,834)	387
Income tax provision	—	—

(Loss) gain from discontinued operations, net of tax	$(117,834)	$387

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of December 31, 2010, we had cash and cash equivalents of $4.2 million and working capital of $7.2 million. In addition, we had $3.0 million in an unused revolving line of credit as of December 31, 2010, as discussed in note 11 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2010	2009
Net cash provided by operating activities	$3,690,359	$3,531,049
Net cash used in investing activities	(2,404,000)	(3,530,947)
Net cash used in financing activities	(646,834)	(1,387,089)

Net increase (decrease) in cash and cash equivalents	$639,525	$(1,386,987)

Operating Activities

Cash flows from operating activities are comprised of the net loss, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Cash provided by our operating activities totaled $3.7 million in the year ended December 31, 2010, compared to cash provided of $3.5 million from operating activities for 2009. Our cash flows are influenced by the level of operations, operating margins, the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

The increase in net cash provided by operating activities in the year ended December 31, 2010 is primarily due to the changes in the costs and estimated earnings in excess of billings and billings in excess of costs within the electrical construction segment in the current year, as there has been an increase in demand and productivity of our electrical construction services. Operating cash flows normally fluctuate relative to the status of projects within both the real estate and electrical construction segments.

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

For the quarters ended December 31, 2010 and 2009, our DSO for accounts receivable were 49 and 55, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 14 and 24, respectively. The decrease in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to the increase in transmission project revenue and productivity during the fourth quarter 2010, when compared to the same period in 2009. As of March 14, 2011, we have received approximately 99.1% of our December 31, 2010 outstanding trade accounts receivable and have billed 100.0% of our costs and estimated earnings in excess of billings balance.

Investing Activities

Cash used in investing activities during the year ended December 31, 2010 was $2.4 million, compared to cash used of $3.5 million during 2009. The decrease in cash used in our investing activities for the year ended December 31, 2010, when compared to 2009 is primarily due to the decrease in capital expenditures, during the current year period. These capital expenditures are mainly attributed to purchases of equipment, primarily trucks and heavy machinery used by our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2011 is expected to total approximately $4.6 million, the majority of which is for upgrading of equipment and purchases of new equipment for the construction of concrete foundations and expansion efforts, mainly within the electrical construction segment. These purchases will be funded through our cash reserves and our equipment loan.

Financing Activities

Cash used in financing activities during the year ended December 31, 2010 was $647,000, compared to cash used in financing activities of $1.4 million during 2009. Our financing activities for the current year consisted mainly of repayments on notes payable of $1.2 million for the Pineapple House mortgage, $500,000 on the electrical construction $3.8 million equipment loan and repayments on our working capital loan of $500,000. These were partially offset by borrowings made within the electrical construction segment of $1.1 million and borrowings on our working capital loan of $500,000, used to purchase capital equipment and residential properties. Our financing activities for the year ended December 31, 2009 consisted of repayments on notes payable of $1.5 million for the Pineapple House mortgage and $1.1 million on the electrical construction $3.5 million equipment loan, as well as repayments on our working capital loan of $865,000, as well as repayments on capital leases of $579,000. These were partially offset by borrowings made within the electrical construction segment of $1.8 million and borrowings on our working capital loan of $865,000. See note 11 to the consolidated financial statements for more information regarding these borrowings.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. The Company must maintain a tangible net worth of at least $13.5 million, no more than $500,000 in outside debt and a maximum debt to worth ratio of no greater than 1.5 to 1.0. The Company was in compliance with all of its covenants as of December 31, 2010.

The following are computations of these most restrictive financial covenants:

	Covenant	Actual as of December 31, 2010
Tangible net worth minimum	$13,500,000	$14,458,476
Outside debt must not exceed $500,000	500,000	—
Maximum debt/worth ratio must not exceed 1.5 : 1.0	1.5 : 1.0	.45 : 1.0

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

Inflation

As a result of relatively low levels of inflation experienced during the years ended December 31, 2010 and 2009, inflation did not have a significant effect on our results.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Goldfield Corporation:

We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, Florida

March 30, 2011

Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$4,174,518	$3,534,993
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2010 and 2009	4,393,659	3,740,047
Remediation insurance receivable	—	8,746
Current portion of notes receivable	45,102	36,419
Construction inventory	1,279	110,428
Real estate inventory	774,584	1,456,682
Costs and estimated earnings in excess of billings on uncompleted contracts	1,254,054	1,625,835
Income taxes recoverable	—	819,027
Prepaid expenses	304,802	365,778
Other current assets	125,689	15,054

Total current assets	11,073,687	11,713,009

Property, buildings and equipment, at cost, net of accumulated depreciation of $22,137,012 in 2010 and $19,987,725 in 2009	8,232,306	8,292,973

Notes receivable, less current portion	237,714	275,513

Deferred charges and other assets
Land and land development costs	662,219	662,219
Cash surrender value of life insurance	655,775	675,669
Restricted cash non-current	79,000	—
Other assets	18,781	42,815

Total deferred charges and other assets	1,415,775	1,380,703

Total assets	$20,959,482	$21,662,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$2,418,056	$1,994,458
Contract loss accruals	65,989	512,079
Billings in excess of costs and estimated earnings on uncompleted contracts	102,948	2,603
Current portion of notes payable	1,176,552	2,130,666
Federal and state income taxes payable	12,642	—
Reserve for remediation	97,725	2,175

Total current liabilities	3,873,912	4,641,981
Other accrued liabilities	17,094	25,234
Notes payable, less current portion	2,610,000	2,283,950

Total liabilities	6,501,006	6,951,165

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(5,496,397)	(5,243,840)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	14,458,476	14,711,033

Total liabilities and stockholders’ equity	$20,959,482	$21,662,198

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Revenue
Electrical construction	$31,384,594	$27,772,466
Real estate development	1,983,385	1,473,800

Total revenue	33,367,979	29,246,266

Costs and expenses
Electrical construction	26,310,355	24,971,857
Real estate development	1,360,751	1,054,233
Selling, general and administrative	2,959,841	2,872,966
Depreciation	2,757,263	2,797,621
Gain on sale of assets	(2,168)	(48,863)

Total costs and expenses	33,386,042	31,647,814

Total operating loss	(18,063)	(2,401,548)

Other (expenses) income, net
Interest income	33,156	34,708
Interest expense, net	(134,940)	(123,590)
Other income, net	19,725	25,564

Total other expenses, net	(82,059)	(63,318)

Loss from continuing operations before income taxes	(100,122)	(2,464,866)

Income tax provision	34,601	(537,358)

Loss from continuing operations	(134,723)	(1,927,508)
(Loss) gain from discontinued operations, net of tax provision of $0 in 2010 and 2009	(117,834)	387

Net loss	$(252,557)	$(1,927,121)

Loss per share of common stock - basic and diluted
Continuing operations	$(0.01)	$(0.08)
Discontinued operations	—	—

Net loss	$(0.01)	$(0.08)

Weighted average shares outstanding - basic and diluted	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(252,557)	$(1,927,121)
Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation	2,757,263	2,797,621
Gain on sale of assets	(2,168)	(48,863)
Cash surrender value of life insurance	19,894	19,265
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	(653,612)	2,968,968
Remediation insurance receivable	8,746	90,629
Construction inventory	109,149	(110,428)
Real estate inventory	682,098	867,074
Costs and estimated earnings in excess of billings on uncompleted contracts	371,781	(490,545)
Land and land development costs	—	48,276
Income taxes recoverable	819,027	(180,956)
Prepaid expenses and other assets	(25,625)	192,464
Restricted cash non-current	(79,000)	—
Income taxes payable	12,642	—
Accounts payable and accrued liabilities	172,916	(1,023,751)
Contract loss accrual	(446,090)	484,570
Billings in excess of costs and estimated earnings on uncompleted contracts	100,345	(4,961)
Remediation accrual	95,550	(151,193)

Net cash provided by operating activities	3,690,359	3,531,049

Cash flows from investing activities
Proceeds from disposal of property and equipment	27,950	64,753
Proceeds from notes receivable	29,116	46,908
Purchases of property and equipment	(2,461,066)	(3,276,695)
Cash surrender value of life insurance	—	(365,913)

Net cash used in investing activities	(2,404,000)	(3,530,947)

Cash flows from financing activities
Proceeds from notes payable	1,546,050	2,617,003
Repayments on notes payable	(2,192,884)	(3,424,735)
Repayments on capital leases	—	(579,357)

Net cash used in financing activities	(646,834)	(1,387,089)

Net increase (decrease) in cash and cash equivalents	639,525	(1,386,987)
Cash and cash equivalents at beginning of year	3,534,993	4,921,980

Cash and cash equivalents at end of year	$4,174,518	$3,534,993

Supplemental disclosure of cash flow information:
Interest paid	$443,669	$77,709
Income taxes refunded, net	(797,068)	(356,403)

Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	261,312	173,209
Debt issued in lieu of interest paid	18,770	63,370

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010 and 2009

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance at December 31, 2008	27,813,772	$2,781,377	$18,481,683	$(3,316,719)	$(1,308,187)	$16,638,154
Net loss	—	—	—	(1,927,121)	—	(1,927,121)

Balance at December 31, 2009	27,813,772	2,781,377	18,481,683	(5,243,840)	(1,308,187)	14,711,033
Net loss	—	—	—	(252,557)	—	(252,557)

Balance at December 31, 2010	27,813,772	$2,781,377	$18,481,683	$(5,496,397)	$(1,308,187)	$14,458,476

See acompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of December 31, 2010 and 2009, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

Property, Buildings, Equipment and Depreciation

Property, buildings and equipment are stated at cost. Depreciation on property, buildings and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are depreciated on a straight-line basis over the estimated useful life of the assets.

In accordance with Accounting Standard Codification (“ASC”) ASC 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the need to record impairment losses on long-lived assets when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset’s carrying value, with the loss measured at fair value based on discounted expected cash flows.

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

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value. In accordance with ASC 360-10 Accounting for the Impairment or Disposal of Long-lived Asset, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur, management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The Company also complies with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements

For the year ended December 31, 2010, management reviewed the Pineapple House inventory for impairment. In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The Company estimates the fair value of its real estate inventory by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed condominium units, various estimates are used such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in the market. The determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining condominium units in the Pineapple House project the Company used a discount rate of 8%. The Company could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on the balance sheet if the assumptions or estimates in the fair value calculations change.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which establishes the recognition requirements necessary for implementation. Deferred tax assets and liabilities are recognized for the future tax effects attributable to temporary differences and carryforwards between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Executive Long-term Incentive Plan

The Company accounts for stock-based employee compensation arrangements in accordance with ASC Topic 718, Compensation-Stock Compensation. Under ASC Topic 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the grantees’ requisite service period. The Company has not issued shares pursuant to the 1998 Executive Long-term Incentive Plan (the “Plan”) in 2010 or 2009 and all previously issued common stock options were exercised prior to December 31, 2005. Therefore, the Company has no compensation expense for shares pursuant to the Plan for the years ended December 31, 2010 or 2009. See note 14 –The Goldfield Corporation 1998 Executive Long-term Incentive Plan for additional information.

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

Financial Instruments - Fair Value, Concentration of Business and Credit Risks

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, contracts receivable, remediation insurance receivable and accounts payable and accrued liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral and current status of the receivables. The fair value of notes payable is considered by management to approximate carrying value due in part to the short term maturity of these borrowings. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by the Bank are variable market interest rates and are adjusted periodically. Restricted cash is also considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account.

Financial instruments, mainly within the electrical construction operations which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $4.4 million and $3.7 million as of December 31, 2010 and 2009, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts. As of December 31, 2010 and 2009, upon its review, management determined it was not necessary to record an additional allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

As of December 31, 2010 and 2009, there were no financial instruments within the real estate development operations which potentially subject the Company to concentrations of credit risk.

Restricted Cash

The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by a Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 18.

Subsequent Events

The Company evaluated subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements. However, on February 22, 2011, the Company entered into a Renewal and Modification agreement with regards to the Working Capital Loan, and also entered into the Southeast Power Loan Agreement for a $6.94 million Promissory Note with the Bank as described in note 11.

Note 2 – Contracts Receivable

The Company’s real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

Earnest money deposits held by a third party, for the Pineapple House project were $5,000 as of December 31, 2010 and 2009.

Note 3 – Inventory

As of December 31, 2010, the Company has four completed condominium units held for sale within the Pineapple House project compared to eight at December 31, 2009.

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

For the year ended December 31, 2010, the Company reviewed the Pineapple House inventory for impairment. ASC 360-10 requires that if the undiscounted cash flow s expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

In determining the need for recording any impairment on the real estate inventory, the Company reviewed the carrying value of the remaining inventory. The Company considered sales expectations and the historical pace of sales during the prior year. The Company also evaluated the margins of the units sold, current selling prices and any property under contract. Considering these factors the Company established three probability scenarios for the amount of inventory it projected to sell over the next twelve months and each successive twelve month period until all properties are projected to be sold. The Company estimated the number of properties that would be sold using 60%, 30% and 10% levels of probability.

The Company estimates the fair value of its condominium units by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed condominium units, various estimates are used such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in the market. The determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining condominium units in the Pineapple House project the Company used a discount rate of 8%.

The current real estate inventory consists of one condominium project with only four remaining condominium units as of December 31, 2010. During the year ended December 31, 2010, all four condominium units, or 50% of the remaining units at the end of the prior year, were sold in excess of their carrying values. In addition, the units sold are similar to the units remaining to be sold. Furthermore, during 2011 to date, the Company sold two of the remaining four condominium units in inventory as of December 31, 2010. The Company sold its units at substantially its current asking price, which is in excess of its carrying costs. This trend has continued with the two 2011 unit sales. The Company did not record an impairment write-down for either of the years ended December 31, 2010 or 2009.

Note 4 – Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 for the years as indicated:

	2010	2009
Costs incurred on uncompleted contracts	$6,092,123	$3,210,256
Estimated earnings	645,164	144,334

	6,737,287	3,354,590
Less billings to date	5,586,181	1,731,358

Total	$1,151,106	$1,623,232

Included in the balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,254,054	$1,625,835
Billings in excess of costs and estimated earnings on uncompleted contracts	(102,948)	(2,603)

Total	$1,151,106	$1,623,232

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $221,000 and $111,000 at December 31, 2010 and 2009, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 5 – Income Taxes

The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2010	2009
Current
Federal	$—	$(559,814)
State	34,601	22,456

	34,601	(537,358)

Deferred
Federal	—	—
State	—	—

	—	—

Total	$34,601	$(537,358)

The following table presents the total income tax provision for the years ended December 31 as indicated:

	2010	2009
Continuing operations	$34,601	$(537,358)
Discontinued operations	—	—

Total	$34,601	$(537,358)

The tax provision for the year ended December 31, 2009 was affected by a tax benefit of $502,000 resulting from a change in tax law.

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities for the years ended December 31 as indicated:

	2010	2009
Deferred tax assets:
Accrued vacations and bonuses	$173,871	$101,428
Contingent salary payments recorded as goodwill for tax purposes	—	3,334
Remediation provision	36,774	818
Net operating loss carryforwards	2,275,333	1,246,117
Accrued warranty costs	659	11,983
Alternative minimum tax credit carryforwards	278,859	278,859
Accrued workers’ compensation	8,771	24,135
Capitalized bidding costs & inventory adjustments	515,973	968,679
Accrued lease expense	6,433	9,496
Accrued percentage-of-completion loss	24,832	192,695
Other	8,082	8,724

Total deferred tax assets	3,329,587	2,846,268
Valuation allowance	(2,231,896)	(2,263,098)

Total deferred tax assets after valuation allowance	1,097,691	583,170

Deferred tax liabilities:
Remediation receivable	—	(3,103)
Deferred gain on installment notes	(41,562)	(45,450)
Tax depreciation in excess of financial statement depreciation	(1,056,129)	(534,617)

Total deferred tax liabilities	(1,097,691)	(583,170)

Total net deferred tax assets	$—	$—

As of December 31, 2010, the Company had net operating loss (“NOL”) carryforwards of approximately $5.9 million available to offset future federal taxable income, which if unused will begin to expire in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $279,000, available to reduce future federal income taxes over an indefinite period. In addition, there were inventory basis differences of $1.1 million, which will be recognized as condominium units are sold. The Company also had NOL carryforwards from Florida of approximately $6.2 million available to offset future Florida taxable income, which if unused will begin to expire in 2027.

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

Based upon an evaluation of all available evidence, the Company established a full valuation allowance against net deferred tax assets beginning in 2008. The Company’s cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance Consequently, the future provision for income taxes will include no tax benefit with respect to losses incurred and limited tax expense with respect to income generated until the respective valuation allowance is eliminated. This will cause variability in the effective tax rate. In the event the Company was to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made. The net deferred tax asset valuation allowance was $2.2 million as of December 31, 2010, compared to $2.3 million as of December 31, 2009.

The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on its income from continuing operations for the years ended December 31 as indicated:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	30.2	(2.6)
Other non-deductible expenses	58.7	2.1
Valuation allowance	(31.2)%	13.2
Other	10.9	(0.5)

Total	34.6%	(21.8)%

The Company had gross unrecognized tax benefits of $17,000 and $13,000 as of December 31, 2010 and December 31, 2009, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2005 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2010	2009
Balance at January 1	$13,050	$44,307
Increase from current year tax positions	—	—
Increase from prior years’ tax positions	730	2,798
Increase/(decrease) from settlements with taxing authority	3,305	(26,037)
Decrease from expiration of statute of limitations	—	(8,018)

Balance at December 31	$17,085	$13,050

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During the years ended December 31, 2010 and 2009, the Company recognized $4,000 and $(22,000) in interest and penalties. The Company had accrued as a current liability $16,000 and $12,000 for the future payment of interest and penalties as of December 31, 2010 and 2009, respectively.

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

One of the Company’s former general liability insurance carriers (“Insurer No. 1”) has accepted the defense of this matter and has agreed to pay an 80% share of costs of defense incurred to date, subject to certain reservation of rights as to coverage. During the twelve months ended December 31, 2010 and 2009, the Company was reimbursed $5,400 and $65,100 respectively, from Insurer No. 1. As of December 31, 2010, the Company has received $434,000 from Insurer No. 1, which represents 80% of the Company’s insurable costs incurred from the inception of this matter through December 31, 2010. Another of the Company’s former general liability insurance carriers (“Insurer No. 2”) has also accepted the defense of this matter, subject to certain reservation of rights as to coverage, and has agreed to pay a 20% share of the costs of defense incurred to date. During the twelve months ended December 31, 2010 and December 31, 2009, the Company received $3,500 and $9,900 from Insurer No. 2. As of December 31, 2010, the Company has received $108,500 from Insurer No. 2, which represents 20% of the Company’s insurable costs incurred from the inception of this matter through December 31, 2010. For the twelve months ended December 31, 2010, the Company recorded an increase of $200 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. For twelve months ended December 31, 2009, the Company recorded a reduction of $15,700 to the estimated insurance reimbursements as a change to the net expense within discontinued operations. As of December 31, 2010 and December 31, 2009, the balance of the receivable for estimated future insurance reimbursements was $0 and $8,700, respectively. The Company will record any additional change to the estimated insurance reimbursements as a change to the net expense within discontinued operations. However, the Company currently does not expect any changes to the net expense related to this matter.

In accordance with ASC 450-20 Loss Contingencies, and ASC 410-30, Environmental Obligations, the Company has recognized a net expense (within discontinued operations) for this matter. As of December 31, 2010, the cumulative net expense was $173,000. This represents the Company’s share of the costs associated with both an emergency removal action previously undertaken by the EPA and actual remediation costs, as fixed under the Settlement Agreement with the EPA, the professional fees associated with the EE/CA Report and the current estimate of the anticipated professional fees associated through the completed remediation, all reduced by both actual and estimated insurance recoveries. As of December 31, 2010 and December 31, 2009, the Company has recorded a reserve balance for professional fees and other applicable costs of $0 and $2,200, respectively (accrued as a current liability within discontinued operations).

Newton County Mine Tailings Superfund Site

On July 12, 2010, the Company received a request from the EPA for information pursuant to Section 104(e) of CERCLA for Newton County Mine Tailings Superfund Site, Newton County, Missouri (the “Wentworth Site”) relating to mining activities involving the site. On July 30, 2010, the Company submitted a response to the EPA’s request. On December 22, 2010, the Company received a Demand for Reimbursement of Costs from the EPA relating to the Wentworth Site, together with ancillary documents including a draft form of settlement agreement (the “Demand”). In the Demand, the EPA stated that based upon information presently available to it, the Company may be a PRP under CERCLA with respect to the Wentworth Site. The Demand cites the direct and indirect costs attributable to the Company associated with the EPA’s response to date as $972,242, and encourages the Company to voluntarily negotiate a consent decree in which the Company agrees to pay past costs.

On January 27, 2011, the Company accepted a Settlement Agreement proposed by the EPA wherein the Company agrees to pay the EPA the sum of $76,630 in exchange for a covenant not to sue from the EPA relating to the Wentworth Site, along with other protections and subject to various terms and conditions as set forth more fully in the Settlement Agreement. Legal counsel for EPA has informed the Company that the Settlement Agreement has been formally approved by both EPA and the U.S. Department of Justice. CERCLA requires that notice of the proposed Settlement Agreement be provided in the Federal Register in order for EPA to solicit public comments on the proposed Settlement Agreement (the “Public Notice”). On March 17, 2011, the EPA published the Public Notice in the Federal Register (Vol. 76, No. 52, Thursday, March 17, 2011) of the proposed Settlement Agreement. The Public Notice provides an opportunity for any person to submit comments to the EPA concerning the proposed settlement. Comments are due by May 14, 2011. The Public Notice states: “The Agency will consider all comments received and may modify or withdraw its consent to the settlement if comments received disclose facts or considerations which indicated that the settlement is inappropriate, improper, or inadequate.” It is not known whether any comments will be filed in response to the Public Notice or whether EPA or the U.S. Department of Justice will seek to withdraw or otherwise modify the Settlement Agreement based on such comments. However, the Company notes, generally, that proposed settlements are rarely withdrawn or modified in response to public comments and, further, the Company is not aware of any reason that the terms of the Settlement Agreement negotiated with the EPA representatives would not ultimately be approved by the EPA and the U.S. Department of Justice notwithstanding comments that may be received in response to the Public Notice. The Company does not expect its portion of a settlement with the EPA to have a material adverse effect on the Company’s financial position. The Settlement Agreement is based, in part, on the agency’s acceptance of the Company’s representations to the effect that it is potentially only a minimal contributor to the hazardous substances that are the subject of the environmental investigation and response actions. The Company anticipates that the settlement process will be concluded during the second quarter of 2011.

As of December 31, 2010 in accordance with ASC 410-30 and ASC 450-20 the Company has estimated a provision for the aforementioned environmental liability of $98,000 (accrued as a current liability within discontinued operations). In accordance with ASC 450-20 Loss Contingencies, and ASC 410-30, Environmental Obligations, the Company has recognized a net expense (within discontinued operations) for this matter. As of December 31, 2010, the cumulative net expense was $118,000. This represents the Company’s share of the estimated costs associated with the proposed Settlement Agreement with the EPA and the professional fees associated with this matter for which the Company currently does not expect any insurance recoveries.

The following table sets forth certain operating results of the discontinued operations for the years ended December 31 as indicated:

	2010	2009
(Provision) gain for remediation	$(117,834)	$387

(Loss) gain from discontinued operations before income taxes	(117,834)	387
Income tax provision	—	—

(Loss) gain from discontinued operations, net of tax	$(117,834)	$387

The following table presents the assets and liabilities of discontinued operations for the years ended December 31 as indicated:

	2010	2009
Remediation insurance receivable	$—	$8,746

Reserve for remediation	$97,725	$2,175

Note 7 – Property, Buildings and Equipment

The following table presents the balances of major classes of properties for the years ended December 31 as indicated:

	Estimated useful lives in years	2010	2009
Land and improvements	15	$376,853	$211,052
Buildings	5- 40	1,546,090	1,572,055
Leasehold improvements	7	136,345	136,345
Machinery and equipment	2 -10	28,244,505	25,685,816
Construction in progress	—	65,525	675,430

Total		30,369,318	28,280,698
Less accumulated depreciation		22,137,012	19,987,725

Net properties, buildings and equipment		$8,232,306	$8,292,973

In accordance with ASC 360-10-05, management reviews the net carrying value of all properties, buildings and equipment on a regular basis. As a result of such review, no impairment write-down was considered necessary during the years ended December 31, 2010 and 2009.

Note 8 – 401 (k) Employee Benefits Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 75% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $140,000 and $145,000 for the years ended December 31, 2010 and 2009, respectively.

Note 9 – Accounts Payable and Accrued Liabilities

The following table presents the accounts payable and accrued liabilities for the years ended December 31 as indicated:

	2010	2009
Accounts payable	$1,753,570	$1,490,759
Accrued bonus	266,894	99,548
Accrued payroll costs	354,488	303,182
Other accrued expenses	43,104	100,969

Total	$2,418,056	$1,994,458

Note 10 – Contract Loss Accruals

As of December 31, 2010 and 2009, the provision for losses estimated on long-term fixed price electrical construction contracts in progress, accounted for using the percentage-of-completion method, were $66,000 and $512,000, respectively.

Note 11 – Notes Payable

The following table presents the balances of our notes payables for the years ended December 31 as indicated:

	Maturity Date	2010	2009
Working capital loan	January 27, 2011	$—	$—
Pineapple House mortgage	July 18, 2011	456,552	1,635,666
$3.8 million equipment loan	December 29, 2014	3,330,000	2,778,950

Total notes payable		3,786,552	4,414,616
Less current portion of notes payable		(1,176,552)	(2,130,666)

Notes payable, less current portion		$2,610,000	$2,283,950

As of December 31, 2010, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), Pineapple House of Brevard, Inc. (“Pineapple House”) and Oak Park of Brevard, Inc. (“Oak Park”) have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” Interest was payable monthly at an annual rate equal to monthly LIBOR rate plus one and eight-tenths percent, subject to a minimum rate of 3.50% (3.50% as of both December 31, 2010 and December 31, 2009, respectively) and was due and payable on January 27, 2011. As of December 31, 2010 and December 31, 2009, there were no borrowings outstanding under the Working Capital Loan.

Subsequently on February 22, 2011, the Company and the Bank entered into a Note Modification Agreement to effect the renewal and modification of the Working Capital Loan. Pursuant to the loan renewal and modification, the Working Capital loan is now due and payable on January 5, 2012. In addition, until the Working Capital Loan matures, the Company must make monthly payments of interest to the Bank in arrears at an annual rate equal to monthly LIBOR rate plus two and one-half percent. The loan renewal was concurrently modified for the following: (a) to increase the rate of interest added to the monthly LIBOR from 1.80% to 2.50%; (b) to remove the minimum interest rate requirement of 3.50%; and (c) to grant a security interest by Southeast Power in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. All of the other terms of the Working Capital Loan and related ancillary agreements remain unchanged with the exception that Oak Park was released as guarantor of the Working Capital Loan.

As of December 31, 2010, the Company, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, and Pineapple House, and the Bank are parties to a loan agreement and a series of related ancillary agreements for a revolving line of credit loan for a maximum principal amount of $499,405 (the “Pineapple House Mortgage”). Interest is payable monthly at an annual rate equal to the monthly LIBOR rate plus one and eighty-five one-hundredths percent, subject to a minimum rate of 3.20% (3.20% and 2.08% as of December 31, 2010 and December 31, 2009, respectively). The maturity date of the Pineapple House Mortgage is July 18, 2011, unless extended by the Bank at its discretion. Borrowings outstanding under this agreement were $457,000 and $1.6 million as of December 31, 2010 and December 31, 2009, respectively. The loan is secured by a Mortgage and Security Agreement.

Subsequently in 2011, the Company made payments of principal and interest to the Bank totaling $458,160, paying off the Pineapple House Mortgage in its entirety. Borrowings outstanding under the Pineapple House Mortgage agreement were $0 as of February 25, 2011.

As of December 31, 2010, the Company, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, had a loan agreement for a maximum principal amount of $3.8 million to be used by Southeast Power for durable equipment purchases, evidenced by a promissory note dated December 29, 2009, (the “$3.8 million equipment loan”). Borrowings outstanding under this loan agreement were $3.3 million and $2.8 million as of December 31, 2010 and December 31, 2009, respectively. Interest is payable monthly at an annual rate equal to the Monthly LIBOR rate plus two and one-half percent (2.76% and 2.73% as of December 31, 2010 and December 31, 2009, respectively). The maturity date of the loan is December 29, 2014. Repayment terms of the loan are as follows: interest is payable in sixty monthly payments beginning January 29, 2010, plus nine monthly principal payments of

$55,000 beginning on April 29, 2010, followed by twelve monthly principal payments of $60,000, followed by thirty-six monthly principal payments of $72,500. The loan is secured by the grant of a continuing security interest in all equipment purchased with the proceeds of the loan, and any replacements, accessions, or substitutions thereof and all cash and non-cash proceeds thereof.

Subsequently on February 22, 2011, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, executed a $6.94 million Promissory Note and related ancillary agreements (the “Southeast Power Loan Agreement”). The Southeast Power Loan Agreement will mature, and all amounts due to the Bank under the Southeast Power Loan Agreement and the related Promissory Note, will be due and payable in full on February 22, 2016. The Company must make monthly payments of principal and interest to the Bank commencing on March 22, 2011 in equal monthly principal payments of $82,619.05 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22, 2016. The Southeast Power Loan Agreement will bear interest at a rate per annum equal to monthly LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. The initial interest rate for advances is 2.8125%. The proceeds of the loan were used by the Company to refinance the existing debt outstanding under the $3.8 million equipment loan, ($3.3 million outstanding as of December 31, 2010) and to fund the purchase of additional equipment and vehicles to be owned by Southeast Power. The Company had drawn down $5.9 million under the Southeast Power Loan Agreement as of March 17, 2011.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of December 31, 2010.

The schedule of payments of the notes payable as of December 31, 2010 is as follows:

2011	$1,176,552
2012	870,000
2013	870,000
2014	870,000

Total payments of debt	$3,786,552

Note 12 – Commitments and Contingencies

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

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010 are as follows:

2011	$164,651
2012	45,228
2013	4,950

Total minimum operating lease payments	$214,829

Total rent expense for the operating leases were $158,000 and $152,000 for the years ended December 31, 2010 and 2009, respectively.

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2010, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $3.5 million.

Note 13 – Preferred Stock Purchase Rights

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

Note 14 – The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan, which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. Pursuant to the terms of the Plan, Incentive Stock Options may no longer be granted. As of December 31, 2010 there were 315,000 shares available for grant under the Plan.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of ASC Topic 718 and its related implementation guidance in accounting for stock-based employee compensation arrangements. ASC Topic 718 requires the recognition of the fair value of stock compensation in net income. ASC Topic 718 also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period), net of estimated forfeitures. However, the Company has not issued any shares pursuant to the Plan during the years ended December 31, 2010 or 2009.

Note 15 – Loss Per Share of Common Stock

Basic loss per common share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.

As of December 31, 2010 and 2009, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2010 and 2009, respectively.

Note 16 – Common Stock Repurchase Plan

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on September 21, 2010, permits the purchase of up to 3,500,000 shares until September 30, 2011. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2010 and December 31, 2009. As of December 31, 2010, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 17 – Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information as of December 31 for the years indicated:

	2010	2009
Continuing operations:
Revenues
Electrical construction	$31,384,594	$27,772,466
Real estate development	1,983,385	1,473,800

	33,367,979	29,246,266

Operating expenses
Electrical construction	29,262,952	27,865,237
Real estate development	1,797,874	1,422,127
Corporate	2,325,216	2,360,450

	33,386,042	31,647,814

Operating (loss) income
Electrical construction	2,121,642	(92,771)
Real estate development	185,511	51,673
Corporate	(2,325,216)	(2,360,450)

	(18,063)	(2,401,548)

Other income (expenses), net
Electrical construction	(75,962)	(37,488)
Real estate development	(31,285)	(54,223)
Corporate	25,188	28,393

	(82,059)	(63,318)

Net (loss) income before taxes
Electrical construction	2,045,680	(130,259)
Real estate development	154,226	(2,550)
Corporate	(2,300,028)	(2,332,057)

	$(100,122)	$(2,464,866)

Identifiable assets:
Electrical construction	$17,859,453	$17,293,104
Real estate development	1,497,369	2,171,919
Corporate	1,602,660	2,188,429
Discontinued operations	—	8,746

Total	$20,959,482	$21,662,198

Capital expenditures:
Electrical construction	$2,438,552	$3,266,911
Real estate development	1,249	—
Corporate	21,265	9,784

Total	$2,461,066	$3,276,695

Depreciation:
Electrical construction	$2,685,132	$2,665,810
Real estate development	3,352	13,765
Corporate	68,779	118,046

Total	$2,757,263	$2,797,621

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

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows for the years ended December 31 as indicated:

	2010		2009
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Customer A	$5,155	15	$7,743	26
Customer B	5,512	17	6,485	22
Customer C	4,494	13	—	—

The real estate development operations did not have sales, from any one customer, which exceeded 10% of total sales for each of the years ended December 31, 2010 and 2009.

Sales by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2010		2009
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Transmission & Foundation	$25,927	77	$21,837	75
Fiber optics	5,299	16	3,788	13
Miscellaneous	159	1	2,147	7

Total	31,385	94	27,772	95

Real estate development:
Property sales	1,983	6	1,474	5

Total	1,983	6	1,474	5
Total Sales	$33,368	100	$29,246	100

Note 18 – Restricted Cash

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

Note 19 – Subsequent Event

On February 22, 2011 the Company entered into a Renewal and Modification agreement with regards to the Working Capital Loan, and also entered into the Southeast Power Loan Agreement for a $6.94 million Promissory Note with the Bank, both events are described in note 11.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which includes a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. As of December 31, 2010, the Company is exempt from such requirement, which permits us to provide only management’s report in this Annual Report on Form 10-K.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in internal controls

No changes in our internal controls over financial reporting occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that the objectives of the disclosure control system were met.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the directors of the Company will be contained under the heading “Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Our executive officers are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	63

Stephen R. Wherry, Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	52

(1)	As of February 28, 2011

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

Audit Committee

Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation will be contained under “Executive Compensation” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership will be contained under “Ownership of Voting Securities by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Election of Directors” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2011 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

(3) Exhibits

The following exhibits are required pursuant to Item 601 of Regulation S-K:

3-1	Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

3-2	Amended and Restated By-Laws of the Company are hereby incorporated by reference to Exhibit 3-1 of the Company’s Current Report on Form 8-K dated December 11, 2007, heretofore filed with the Commission (file No. 1-7525).

4-1	Specimen copy of Company’s Common Stock certificate is hereby incorporated by reference to Exhibit 4-5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

4-2	The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to Exhibit 4-3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, heretofore filed with the Commission (file No. 1-7525).

4-3	The Rights Agreement between The Goldfield Corporation and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4-1 of the Company’s Form 8-A dated September 19, 2002, heretofore filed with the Commission (file No. 1-7525).

10-1(a)	Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

10-1(b)	Letter dated January 23, 2009 from John H. Sottile to the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 10, 2009, heretofore filed with the Commission (file No. 1-7525).

10-1(c)	Letter dated March 18, 2010 from John H. Sottile to the Benefits and Compensation Committee of the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 18, 2010, heretofore filed with the Commission (file No. 1-7525).

10-1(d)	Amendment to John H. Sottile Employment Agreement, dated April 15, 2010, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated April 15, 2010, heretofore filed with the Commission (file No. 1-7525).

10-2	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

10-3	Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

10-4	The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

10-5(a)	Loan Agreement, dated August 26, 2005, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No. 1-7525).

10-5(b)	Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No. 1-7525).

10-5(c)	Amendment to Loan Agreement, dated March 14, 2006, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(d)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No.1-7525).

10-5(e)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(f)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No. 1-7525).

10-5(g)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-5(h)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 25, 2008, heretofore filed with the Commission (file No. 1-7525).

10-5(i)	Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 27, 2009, heretofore filed with the Commission (file No. 1-7525).

10-5(j)	Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million and Addendum to Promissory Note is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-5(k)	Amendment to Loan Agreement, dated March 25, 2010, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 10-K for the period ended December 31, 2009, heretofore filed with the Commission (file No. 1-7525).

10-5(l)	Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated December 22, 2010 heretofore filed with the Commission (file No. 1-7525).

10-5(m)	Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million dated February 22, 2011, is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(n)	Addendum to Note Modification Agreement dated February 22, 2011 among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(o)	Loan Agreement, dated February 22, 2011, among The Goldfield Corporation, Southeast Power Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(p)	Security Agreement, dated February 22, 2011, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(q)	Guaranty, dated February 22, 2011, between Southeast Power, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-10 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(r)	Release of Guarantor Oak Park of Brevard, Inc. relating to Loans of up to $ 3.0 million is hereby incorporated by reference to Exhibit 10-11 of the Company’s Current Report on Form 8-K dated February 22, 2011 heretofore filed with the Commission (file No. 1-7525).

10-6(a)	Loan Agreement for Construction and Other Matters, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(b)	Mortgage and Security Agreement, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(c)	Revolving Line of Credit Promissory Note, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(d)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(e)	Allonge to Promissory Note of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-6(f)	Mortgage Modification/Extension Agreement of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-6(g)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $14.0 million dated November 13, 2008, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, heretofore filed with the Commission (file No. 1-7525).

10-6(h)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $3.6 million (formerly $14.0 million) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 6, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(i)	Mortgage Modification/Extension Agreement of the Goldfield Corporation relating to Loans of up to $881,000 (formerly $14.0 million and $3.6 million) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated May 18, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(j)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $881,000 (formerly $14.0 million and $3.6 million) is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated May 18, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(k)	First Amendment to Loan Agreement dated November 25, 2005 for Construction and Other Matters relating to Loans of up to $881,000 (formerly $14.0 million and $3.6 million) is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated May 18, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(l)	Extension Agreement of the Goldfield Corporation relating to Loans of up to $881,000 (formerly $14.0 million and $3.6 million) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 16, 2010, heretofore filed with the Commission (file No. 1-7525)

10-6(m)	Mortgage Modification/Extension Agreement of the Goldfield Corporation relating to Loans of up to $499,405 (formerly $14.0 million, $3.6 million and $881,000) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 30, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(n)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $499,405 (formerly $14.0 million, $3.6 million and $881,000) is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 30, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(o)	Second Amendment to Loan Agreement dated November 25, 2005 for Construction and Other Matters relating to Loans of up to $499,405 (formerly $14.0 million, $3.6 million and $881,000) is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 30, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(p)	Release of Guarantor Oak Park of Brevard, Inc. relating to Loans of up to $ 499,405 (formerly $14.0 million, $3.6 million and $881,000) is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 30, 2010, heretofore filed with the Commission (file No. 1-7525).

10-7(a)	Loan Agreement, dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(b)	Addendum to Loan Agreement dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(c)	Revolving Line of Credit Promissory Note of Southeast Power Corporation relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(d)	Guaranty, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(e)	Security Agreement, dated July 13, 2006, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(f)	Promissory Note of Southeast Power Corporation relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(g)	BB&T Security Agreement, dated December 29, 2009, between Southeast Power Corporation and Branch Banking and Trust Company and Attachment “A” to the BB&T Security Agreement dated December 29, 2009, is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(h)	Guaranty, dated December 29, 2009, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K

dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(i)	Guaranty, dated December 29, 2009, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(j)	Promissory Note of Southeast Power Corporation relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(k)	Addendum to Promissory Note dated February 22, 2011, among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(l)	Loan Agreement, dated February 22, 2011, among Southeast Power Corporation, The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(m)	Security Agreement, dated February 22, 2011, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(n)	Guaranty, dated February 22, 2011, between The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-8(a)	Collateral Trust Agreement between The Goldfield Corporation, Valley Forge Insurance Company Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated October 25, 2010, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 14 to the consolidated financial statements.

14	The Goldfield Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers is hereby incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, heretofore filed with the Commission (file No. 1-7525).

*21	Subsidiaries of Registrant

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION

By:	/s/ JOHN H. SOTTILE
(John H. Sottile)
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.

Signature	Title

/s/ JOHN H. SOTTILE	Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)
(John H. Sottile)

/s/ STEPHEN R.WHERRY (Stephen R. Wherry)	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

*	Director
(Thomas E. Dewey, Jr.)

*	Director
(Harvey C. Eads, Jr.)

*	Director
(John P. Fazzini)

*	Director
(Danforth E. Leitner)

*	Director
(Al Marino)

*	Director
(Dwight W. Severs)

*By:	/s/ JOHN H. SOTTILE
John H. Sottile
Attorney-in-Fact