Form 10-Q
period 2011-06-30
GOLDFIELD CORP
filed 2011-08-08
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☐   No ☑

The number of shares the Registrant’s Common Stock outstanding as of August 5, 2011 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,521,997	$4,174,518
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2011 and 2010	3,991,815	4,393,659
Current portion of notes receivable	38,603	45,102
Construction inventory	84,989	1,279
Real estate inventory	633,233	774,584
Costs and estimated earnings in excess of billings on uncompleted contracts	639,868	1,254,054
Prepaid expenses	667,253	304,802
Other current assets	70,960	125,689

Total current assets	9,648,718	11,073,687

Property, buildings and equipment, at cost, net of accumulated depreciation of $23,296,406 in 2011 and $22,137,012 in 2010	10,659,609	8,232,306

Notes receivable, less current portion	217,609	237,714

Deferred charges and other assets
Land and land development costs	704,535	662,219
Cash surrender value of life insurance	643,902	655,775
Restricted cash	165,052	79,000
Other assets	98,309	18,781

Total deferred charges and other assets	1,611,798	1,415,775

Total assets	$22,137,734	$20,959,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,973,734	$2,418,056
Contract loss accruals	35,522	65,989
Billings in excess of costs and estimated earnings on uncompleted contracts	48,904	102,948
Current portion of notes payable	991,429	1,176,552
Federal and state income taxes payable	22,184	12,642
Reserve for remediation	-	97,725

Total current liabilities	3,071,773	3,873,912
Other accrued liabilities	-	17,094
Notes payable, less current portion	4,586,794	2,610,000

Total liabilities	7,658,567	6,501,006

Commitments and contingencies
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(5,475,706)	(5,496,397)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	14,479,167	14,458,476

Total liabilities and stockholders’ equity	$22,137,734	$20,959,482

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Electrical construction	$7,460,544	$8,563,811	$15,615,074	$16,200,734
Real estate development	9,900	-	775,772	896,026

Total revenue	7,470,444	8,563,811	16,390,846	17,096,760

Costs and expenses
Electrical construction	5,786,562	7,454,303	12,795,541	13,730,330
Real estate development	263	(140)	430,889	493,378
Selling, general and administrative	807,143	751,312	1,554,208	1,651,798
Depreciation	790,897	724,594	1,525,032	1,441,438
Loss on sale of assets	5,727	-	6,442	-

Total costs and expenses	7,390,592	8,930,069	16,312,112	17,316,944

Total operating income (loss)	79,852	(366,258)	78,734	(220,184)

Other income (expenses), net
Interest income	6,052	6,896	12,686	14,166
Interest expense, net	(40,070)	(35,527)	(67,073)	(68,774)
Other income, net	4,862	15,178	25,245	24,926

Total other income (expenses), net	(29,156)	(13,453)	(29,142)	(29,682)

Income (loss) from continuing operations before income taxes	50,696	(379,711)	49,592	(249,866)

Income tax provision	19,737	9,552	29,893	24,711

Income (loss) from continuing operations	30,959	(389,263)	19,699	(274,577)

Gain from discontinued operations, net of tax provision of $0 in 2011	992	-	992	-

Net income (loss)	$31,951	$(389,263)	$20,691	$(274,577)

Income (loss) per share of common stock — basic and diluted
Continuing operations	$0.00	$(0.02)	$0.00	$(0.01)
Discontinued operations	0.00	-	0.00	-

Net income (loss)	$0.00	$(0.02)	$0.00	$(0.01)

Weighted average shares outstanding - basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$20,691	$(274,577)
Adjustments to reconcile net loss to net cash provided by operating activities

Depreciation	1,525,032	1,441,438
Loss on sale of assets	6,442	-
Cash surrender value of life insurance	11,873	4,653
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	401,844	(837,306)
Remediation insurance receivable	-	8,191
Construction inventory	(83,710)	86,035
Real estate inventory	141,351	(101,112)
Costs and estimated earnings in excess of billings on uncompleted contracts	614,186	176,999
Land and land development costs	(42,316)	-
Income taxes recoverable	-	304,980
Prepaid expenses and other assets	(387,250)	(359,892)
Restricted cash	(86,052)	-
Income taxes payable	9,542	-
Accounts payable and accrued liabilities	(652,494)	328,823
Contract loss accrual	(30,467)	(425,786)
Billings in excess of costs and estimated earnings on uncompleted contracts	(54,044)	5,202
Reserve for remediation	(97,725)	(2,017)

Net cash provided by operating activities	1,296,903	355,631

Cash flows from investing activities
Proceeds from disposal of property and equipment	46,996	-
Proceeds from notes receivable	26,604	14,458
Purchases of property and equipment	(3,807,341)	(1,822,777)
Cash surrender value of life insurance	-	4,899

Net cash used in investing activities	(3,733,741)	(1,803,420)

Cash flows from financing activities
Proceeds from notes payable	2,632,696	1,546,050
Repayments on notes payable	(848,379)	(1,035,030)

Net cash provided by financing activities	1,784,317	511,020

Net decrease in cash and cash equivalents	(652,521)	(936,769)
Cash and cash equivalents at beginning of period	4,174,518	3,534,993

Cash and cash equivalents at end of period	$3,521,997	$2,598,224

Supplemental disclosure of cash flow information:
Interest paid	$118,696	$57,444
Income taxes paid (refunded), net	20,351	(280,269)

Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	198,432	4,473
Debt issued in lieu of interest paid	7,354	11,623

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company's principal lines of business are electrical construction and real estate development. The principal market for the Company's electrical construction operation is electric utilities throughout most of the United States. The primary focus of the Company's real estate operations is on the development of luxury condominium projects on the east coast of Florida. The Company also makes limited opportunistic investments in distressed residential properties, which it improves or repositions for resale.

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, fair value of real estate inventory, the recoverability of deferred tax assets and the adequacy of the provision for remediation.

Financial Instruments - Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, and accounts payable and accrued liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral and current status of the receivables. The Company’s long-term notes payable are estimated by management to approximate carrying value since the interest rates prescribed by the Bank are variable market interest rates and are adjusted periodically. Restricted cash is also considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account.

Restricted Cash

The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by a Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 9 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”), amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs. The guidance is effective for the Company for interim and annual reporting periods beginning January 1, 2012, and is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, the FASB issued amended guidance, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders' equity. The guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2012. The adoption of the amendment will not have an impact on the Company’s financial position, results of operations or cash flows.

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

As of June 30, 2011, the Company has three completed condominium units held for sale within the Pineapple House project compared to four at December 31, 2010.

For the six months ended June 30, 2011, the Company reviewed the Pineapple House inventory for impairment. ASC 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company did not record an impairment write-down for any of the three or six month periods ended June 30, 2011 or 2010.

Note 3 – Notes Payable

The following table presents the balances of the Company’s notes payable as of the dates indicated:

	Maturity Date	June 30, 2011	December 31, 2010
Working capital loan	January 5, 2012	$-	$-
$6.94 million equipment loan	February 22, 2016	5,578,223	-
Pineapple House mortgage	-	-	456,552
$3.8 million equipment loan	-	-	3,330,000

Total notes payable		5,578,223	3,786,552
Less current portion of notes payable		(991,429)	(1,176,552)

Notes payable, less current portion		$4,586,794	$2,610,000

As of June 30, 2011, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”) and Pineapple House of Brevard, Inc. (“Pineapple House”) have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan was renewed on February 22, 2011, with modified terms, and includes the grant of a security interest by Southeast Power in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest is payable monthly at an annual rate equal to monthly LIBOR rate plus two and one-half percent (2.69% and 3.50% as of June 30, 2011 and December 31, 2010, respectively) and principal is due and payable on January 5, 2012. As of June 30, 2011 and December 31, 2010, there were no borrowings outstanding under the Working Capital Loan.

As of June 30, 2011, the Company had paid principal and interest to the Bank totaling $458,160, paying off the Pineapple House Mortgage in its entirety. Borrowings outstanding under the Pineapple House Mortgage agreement were $0 and $457,000 as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, are parties to a $6.94 million Promissory Note and related ancillary agreements (the “Southeast Power Loan Agreement”). The obligations of Southeast Power pursuant to the Southeast Power Loan Agreement and the Promissory Note are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power as more specifically described in the Security Agreement between Southeast Power and the Bank dated February 22, 2011; and (iii) all proceeds (cash and non-cash) and products of the foregoing.

The Southeast Power Loan Agreement will mature, and all amounts due to the Bank under the Southeast Power Loan Agreement and the related Promissory Note, will be due and payable in full on February 22, 2016. The Company must make monthly payments of principal and interest to the Bank in equal monthly principal payments of $82,619 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22, 2016. The Southeast Power Loan Agreement bears interest at a rate per annum equal to monthly LIBOR plus two and one-half percent (2.69% as of June 30, 2011), which is adjusted monthly and subject to a maximum rate of 24.00%. On February 22, 2011, proceeds of the loan were used by the Company to refinance the existing debt outstanding under the $3.8 million equipment loan ($3.3 million outstanding as of December 31, 2010) and to fund the purchase of additional equipment and vehicles to be owned by Southeast Power. As of June 30, 2011, borrowings outstanding under the Southeast Power Loan Agreement were $5.6 million.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of June 30, 2011.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

Through certain of the Company’s subsidiaries and predecessor companies, the Company was previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. As a result of these historical activities, over the past several years, the Company has been contacted by the United States Environmental Protection Agency (the “EPA”) in connection with remediation activities at the Anderson-Calhoun Mine/Mill site in Stevens County, Washington (as a potentially responsible party), and the Newton County Mine Tailings Superfund site in Newton County, Missouri (pursuant to a request for information). The Company’s mining related activities on which the EPA’s claims were based ceased in 1957, with respect to the Stevens County site and in 1949, with respect to the Newton County site.

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

As of June 30, 2011, the cumulative net expense related to the Newton County site matter was $116,000. This represents the Company’s estimated costs associated with the settlement agreement relating to the Newton County site, including the professional fees associated therewith.

Liabilities of discontinued operations have been reflected in the accompanying consolidated balance sheets as follows:

	June 30, 2011	December 31, 2010
Reserve for remediation	$-	$97,725

Note 5 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments of its electrical construction subsidiary. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2011, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $7.0 million.

Note 6 – Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.

As of June 30, 2011 and December 31, 2010, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and six month periods ended June 30, 2011 and 2010.

Note 7 – Income Taxes

As of June 30, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $5.5 million available to offset future federal taxable income, which if unused will begin to expire in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $270,000 available to reduce future federal income taxes over an indefinite period. In addition, there were real estate inventory basis differences of $612,000, which will be recognized as condominium units are sold. The Company also had NOL carryforwards from Florida of approximately $6.0 million available to offset future Florida taxable income, which if unused will begin to expire in 2027.

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

Based upon an evaluation of all available evidence, the Company established a full valuation allowance against net deferred tax assets beginning in 2008. The Company’s cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. Consequently, the future provision for income taxes will include no tax benefit with respect to losses incurred and limited tax expense with respect to income generated until the respective valuation allowance is eliminated. This will cause variability in the effective tax rate. In the event the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made. The net deferred tax asset valuation allowance was $1.7 million as of June 30, 2011, compared to $2.2 million as of December 31, 2010.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income tax provision	$19,737	$9,552	$29,893	$24,711
Effective income tax rate	38.9%	2.5%	60.3%	9.9%

The effective tax rates for the three and six months ended June 30, 2011 were 38.9% and 60.3%, respectively. The income tax provisions primarily consist of state income tax expense attributable to a subsidiary and do not reflect the federal statutory rate of 34% since consolidated taxable income is offset by previously unrecognized NOL carryforwards. Due to the impact of the deferred tax valuation allowance and the volatility in estimated future taxable income, the effective tax rate is based on a year-to-date income tax calculation. The effective tax rates for the three and six months ended June 30, 2010 were 2.5% and 9.9%, respectively, and include only state income tax expense attributable to a subsidiary and do not reflect the federal statutory rate of 34%.

The Company had gross unrecognized tax benefits of $17,000 as of both June 30, 2011 and December 31, 2010. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2007 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Continuing operations
Revenue
Electrical construction	$7,460,544	$8,563,811	$15,615,074	$16,200,734
Real estate development	9,900	-	775,772	896,026

Total revenue	7,470,444	8,563,811	16,390,846	17,096,760

Operating expenses
Electrical construction	6,663,304	8,226,712	14,489,382	15,268,485
Real estate development	78,410	81,036	619,511	726,352
Corporate	648,878	622,321	1,203,219	1,322,107

Total operating expenses	7,390,592	8,930,069	16,312,112	17,316,944

Operating income (loss)
Electrical construction	797,240	337,099	1,125,692	932,249
Real estate development	(68,510)	(81,036)	156,261	169,674
Corporate	(648,878)	(622,321)	(1,203,219)	(1,322,107)

Total operating income (loss)	79,852	(366,258)	78,734	(220,184)

Other income (expenses), net
Electrical construction	(34,753)	(11,577)	(55,055)	(23,586)
Real estate development	-	(7,230)	14,344	(17,654)
Corporate	5,597	5,354	11,569	11,558

Total other income (expenses), net	(29,156)	(13,453)	(29,142)	(29,682)

Net income (loss) before taxes
Electrical construction	762,487	325,522	1,070,637	908,663
Real estate development	(68,510)	(88,266)	170,605	152,020
Corporate	(643,281)	(616,967)	(1,191,650)	(1,310,549)

Total net income (loss) before taxes	$50,696	$(379,711)	$49,592	$(249,866)

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and SG&A expense for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

Identifiable assets	June 30, 2011	December 31, 2010
Electrical construction	$19,386,896	$17,859,453
Real estate development	1,402,383	1,497,369
Corporate	1,348,455	1,602,660

Total	$22,137,734	$20,959,482

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended June 30, 2011 and 2010, the three largest customers accounted for 47% and 45%, respectively, of the Company’s total revenue. For the six months ended June 30, 2011 and 2010, the three largest customers accounted for 43% and 49%, respectively, of the Company’s total revenue. The real estate development operations did not have revenue from any one customer that exceeded 10% of the Company’s total revenue for either the three or six month periods ended June 30, 2011 and 2010.

Note 9 - Restricted Cash

On October 25, 2010, the Company, as grantor, Valley Forge Insurance Company (the “Beneficiary”) and Branch Banking and Trust Company (the “Trustee”) entered into a Collateral Trust Agreement (the “Agreement”) in connection with the Company’s workers’ compensation insurance policies issued by the Beneficiary (the “Policies”) beginning in 2009. The Agreement was made to grant the Beneficiary a security interest in certain of the Company’s assets and to place those assets in a Trust Account to secure the Company’s obligations to the Beneficiary under the Policies. The deposits maintained under the Agreement will be recorded as restricted cash, within the noncurrent assets section of our balance sheet.

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

We report our results under two reportable segments, electrical construction and real estate development. For the six months ended June 30, 2011, our total consolidated revenue was $16.4 million, of which 95% was attributable to the electrical construction segment and 5% to the real estate development segment.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, with several different customers accounting for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2010 and the six months ended June 30, 2011, three of our customers accounted for approximately 45% and 43% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida and recently we have expanded our real estate development operations to include the opportunistic acquisition of residential properties in distress sale situations for subsequent refurbishment and resale. We intend to continue to use our knowledge of the local real estate market obtained through our condominium development operations to selectively pursue opportunities as they arise. During 2010, we acquired, refurbished and sold four such residential properties. Our most recently completed condominium project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which thirty one units have been sold and one unit was repurchased as of June 30, 2011. It is the first phase of a planned multi-phase development.

Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities. The housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our real estate properties, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the holding costs on the unsold units is expected to be no more than $12,000 annually.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of June 30, 2011 and December 31, 2010, were $36,000 and $66,000, respectively. The accrued contract losses for 2011 and 2010 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

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

As of June 30, 2011, management reviewed the real estate inventory for impairment. ASC 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write-down the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In determining the need for recording any impairment on our real estate inventory, management reviews the carrying value of the remaining inventory. Management considers sales expectations and the historical pace of sales. Management also evaluates the margins of the property sold, current selling prices and any property under contract. Considering these factors we establish three probability scenarios for the amount of inventory we project to sell over the next twelve months and each successive twelve month period until all properties are projected to be sold. We estimate the number of properties that will be sold using 60%, 30% and 10% levels of probability.

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

In addition, we have applied sensitivity factors to our impairment analysis. If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet. For example, we performed a sensitivity test for the three key assumptions in our real estate inventory impairment test: current selling prices, discount factor, and projected absorption pace. Based on these analyses, we determined that a ten percent decrease in the estimated selling prices of the properties in inventory, an increase of ten percent in the estimated discount factor used in our calculation or a decrease of one unit in the estimated number of condominium units to be sold over the next twelve months, each calculated separately, had no impact on the carrying value of our real estate inventory as of June 30, 2011 and December 31, 2010, because even using these adverse assumptions, we still estimate the fair value of our condominium inventory to be at or above its carrying value, based on our discounted cash flow model.

Our current real estate inventory consists of one condominium project with three remaining condominium units as of June 30, 2011. During the six months ended June 30, 2011, two condominium units, or 50% of the remaining units at the end of the prior year, were sold in excess of their carrying values and one additional unit was purchased for resale. In addition, the units sold are similar to the units remaining to be sold. We are selling at substantially our current asking price, which is in excess of our carrying costs. Based on the above, management determined that no impairment write-down to our current real estate inventory was necessary.

Other Assets Valuation

As described above, we carefully monitor the value of the real estate inventory, and we also regularly perform impairment analysis on the electrical construction segment’s property and equipment balances. In conducting our impairment testing, we have considered whether the decrease in our market capitalization below our book value should be a specific triggering event necessitating impairment testing. We note that our market capitalization is significantly lower than our book value. While market capitalization is an indicator of market sentiment on a particular day, the day-to-day share price of our stock at particular points in time may not, and frequently does not, fairly reflect the value of our significant assets, primarily the real estate inventory of our real estate segment and the investment in the equipment of our electrical construction segment. We further note that in almost all of the past sixteen years our market capitalization has been significantly below our book value.

Under these circumstances, we do not consider such market capitalization to be a specific triggering event necessitating impairment testing, particularly in light of the fact that we do not have any goodwill or similar intangible assets recorded on our balance sheet. Regardless, we review the book value of our assets on a regular basis to determine possible impairments in accordance with ASC Topic 360, as we believe we will continue as a viable business in the future. Specifically, in our evaluation for potential impairment, we determine the value of our real estate inventory using a fair value methodology, and in accordance with ASC Topic 820.

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

As of June 30, 2011, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and real estate inventory basis differences on unsold condominium units. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

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

Provision for Remediation

In July 2010, we received a request from the United States Environmental Protection Agency (the “EPA”) for information pursuant to Section 104(e) of CERCLA for the Newton County Mine Tailings Superfund Site, Newton County, Missouri relating to mining activities involving the site. Subsequently, we entered into a settlement agreement with the EPA wherein we agreed to pay the EPA the sum of $76,630 in exchange for a covenant not to sue from the EPA relating to the Newton County site, which payment was made on April 28, 2011.

As of June 30, 2011, the cumulative net expense, related to the Newton County site, was $116,000. This represents the Company’s estimated costs associated with the settlement agreement with the EPA and the professional fees associated with this matter for which the Company currently does not expect any insurance recoveries. Refer to note 4 to the consolidated financial statements for a discussion of these matters.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the six months ended June 30 as indicated:

	2011	2010
Electrical construction
Revenue	$15,615,074	$16,200,734
Operating expenses
Cost of goods sold	12,795,541	13,730,330
Selling, general and administrative	181,161	152,069
Depreciation	1,506,938	1,386,086
Loss on sale of assets	5,742	-

Total operating expenses	14,489,382	15,268,485

Operating income	$1,125,692	$932,249

Real estate development
Revenue	$775,772	$896,026
Operating expenses
Cost of goods sold	430,889	493,378
Selling, general and administrative	187,561	230,649
Depreciation	1,061	2,325

Total operating expenses	619,511	726,352

Operating income	$156,261	$169,674

Revenue

Total revenue in the six months ended June 30, 2011, decreased by 4.1% to $16.4 million, compared to $17.1 million in the six months ended June 30, 2010, mainly due to the decrease in electrical construction revenue.

Electrical construction revenue decreased 3.6% to $15.6 million for the six months ended June 30, 2011, compared to $16.2 million for the six months ended June 30, 2010. The decrease in revenue for the six months ended June 30, 2011, when compared to the same period in 2010, is mainly due to decreases in the volume of fiber optic cable installation and fiber splicing work.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of June 30, 2011, the electrical construction operation’s backlog was approximately $3.4 million, which included approximately $2.2 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $1.2 million from service agreement contracts for which revenue is recognized as work is performed. We expect substantially all of our current backlog to be completed within the current fiscal year. This compares to a backlog of $6.2 million at June 30, 2010, of which approximately $1.7 million represented backlog from fixed price contracts and approximately $4.5 million represented service agreement backlog.

Revenue from our real estate development operations decreased 13.4% to $776,000 for the six months ended June 30, 2011, compared to $896,000 for the like period in 2010. This decrease was mainly due to the number and sales price of the properties sold during 2011, when compared to 2010. During the six months ended June 30, 2011, a total of two condominium units from our Pineapple House project were sold, compared to three units for the same six month period in 2010. During the six months ended June 30, 2011, we had no real estate projects under construction.

Operating Results

Total operating income was $79,000 for the six months ended June 30, 2011, compared to an operating loss of $220,000 in 2010, an improvement of $299,000. Electrical construction operations had operating income of $1.1 million in the six months ended June 30, 2011, compared to operating income of $932,000 during the six months ended June 30, 2010, an increase of $193,000. Operating margins on electrical construction operations increased to 7.2% for the six months ended June 30, 2011, from 5.8% for the six months ended June 30, 2010. The increase in operating margins was largely the result of improved productivity and higher margin projects, during the six months ended June 30, 2011, when compared to the same period in the prior year.

Real estate development operations had operating income of $156,000 in the six months ended June 30, 2011, compared to $170,000 in the six months ended June 30, 2010, a decrease of $13,000. This decrease was mainly due to the amount and sales price of the properties sold during the six months ended 2011, compared to the same period in the prior year. As of June 30, 2011, we held three Pineapple House condominium units for sale.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $16.3 million in the six months ended June 30, 2011, from $17.3 million in the six months ended June 30, 2010, a decrease of 5.8%.

Electrical construction cost of goods sold decreased to $12.8 million in the six months ended June 30, 2011, from $13.7 million in the six months ended June 30, 2010, a decrease of 6.8%. The decrease in costs corresponds to the aforementioned decrease in revenue attributable to decreases in fiber optic and fiber splicing work during the six months ended June 30, 2011, when compared to the same period in 2010.

Costs of goods sold for real estate development operations decreased to $431,000 for the six months ended June 30, 2011, from $493,000 for the six months ended June 30, 2010, a decrease of 12.7%. The decrease in costs of goods sold is primarily attributable to the difference in the amount and carrying costs of the properties sold during the six months ended June 30, 2011, when compared to the same period in 2010.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the six months ended June 30 as indicated:

	2011	2010
Electrical construction	$181,161	$152,069
Real estate development	187,561	230,649
Corporate	1,185,486	1,269,080

Total	$1,554,208	$1,651,798

SG&A expenses decreased to $1.6 million in the six months ended June 30, 2011, from $1.7 million in the six months ended June 30, 2010, a decrease of 5.9%. The decrease in SG&A expenses is mainly attributable to decreases in corporate administrative expenditures, specifically legal and professional services, during the six months ended June 30, 2011, when compared to the same period in 2010. As a percentage of revenue, SG&A expenses decreased to 9.5% for the six months ended June 30, 2011, from 9.7% in the six months ended June 30, 2010, due primarily to the decrease in corporate administrative expenditures in the current period.

The following table sets forth depreciation expense for each segment for the six months ended June 30 as indicated:

	2011	2010
Electrical construction	$1,506,938	$1,386,086
Real estate development	1,061	2,325
Corporate	17,033	53,027

Total	$1,525,032	$1,441,438

Depreciation expense increased to $1.5 million during the six months ended June 30, 2011, from $1.4 million for the six months ended June 30, 2010, an increase of $84,000. The increase in depreciation is mainly due to the increase in fixed asset purchases for new equipment used in the construction of concrete foundations and expansion efforts primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30 as indicated:

	2011	2010
Income tax provision	$29,893	$24,711
Effective income tax rate	60.3%	9.9%

Our effective tax rate for the six months ended June 30, 2011 was 60.3%. Our income tax provision primarily consists of state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34% since consolidated taxable income is offset by previously unrecognized NOL carryforwards. Due to the impact of our deferred tax valuation allowance and the volatility in estimated future taxable income, our effective tax rate is based on a year-to-date income tax calculation. Our effective tax rate for the six months ended June 30, 2010 of 9.9% includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%.

Discontinued Operations

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. As a result of these historical activities, over the past several years, we have been contacted by the EPA in connection with remediation activities at the Anderson-Calhoun Mine/Mill site in Stevens County, Washington (as a potentially responsible party), and the Newton County Mine Tailings Superfund site in Newton County, Missouri (pursuant to a request for information). Our mining related activities on which the EPA’s claims were based ceased in 1957, with respect to the Stevens County site and in 1949, with respect to the Newton County site.

In each case, we entered into a settlement agreement with the EPA, and made a payment to the EPA in connection therewith ($73,000 with respect to the Stevens County site and $76,630 with respect to the Newton County site) in exchange for a covenant not to sue from the EPA relating to the applicable site. We are not aware of any facts suggesting that our future liability associated with either of these sites is more than de minimis.

As of June 30, 2011, the cumulative net expense related to the Newton County site was $116,000. This represents our estimated costs associated with the settlement agreement with the EPA and the professional fees associated with this matter for which we currently do not expect any insurance recoveries. Refer to note 4 to the consolidated financial statements for a discussion of these matters.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Segment Information

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the three months ended June 30 as indicated:

	2011	2010
Electrical construction
Revenue	$7,460,544	$8,563,811
Operating expenses
Cost of goods sold	5,786,562	7,454,303
Selling, general and administrative	89,156	76,082
Depreciation	781,859	696,327
Loss on sale of assets	5,727	-

Total operating expenses	6,663,304	8,226,712

Operating income	$797,240	$337,099

Real estate development
Revenue	$9,900	$-
Operating expenses
Cost of goods sold	263	(140)
Selling, general and administrative	77,616	79,989
Depreciation	531	1,187

Total operating expenses	78,410	81,036

Operating loss	$(68,510)	$(81,036)

Revenue

Total revenue in the three months ended June 30, 2011, decreased by 12.8% to $7.5 million, compared to $8.6 million in the three months ended June 30, 2010, mainly due to a decrease in electrical construction revenue.

Electrical construction revenue decreased 12.9% to $7.5 million for the three months ended June 30, 2011, compared to $8.6 million for the three months ended June 30, 2010. The decrease in revenue for the three months ended June 30, 2011, when compared to the same period in 2010, is mainly due to the decrease in the volume of fiber optic work in the current period.

Revenue from our real estate development operations increased to $10,000 for the three months ended June 30, 2011, from $0 for the same three month period in 2010. This increase was due to rental revenue recognized during the three month period ended June 30, 2011. Real estate construction had no revenue for the three months ended June 30, 2010.

Operating Results

Total operating income was $80,000 for the three months ended June 30, 2011, compared to an operating loss of $366,000 in 2010, an improvement of $446,000. Electrical construction operations had operating income of $797,000 in the three months ended June 30, 2011, compared to operating income of $337,000 during the three months ended June 30, 2010, an increase of $460,000. Operating margins on electrical construction operations increased to 10.7% for the three months ended June 30, 2011, from 3.9% for the three months ended June 30, 2010. The increase in operating margins for the three months ended June 30, 2011, when compared to the same period in 2010, was largely the result of an increase in higher margin transmission projects and improved productivity.

Real estate development operations had an operating loss of $69,000 in the three months ended June 30, 2011, compared to $81,000 in the three months ended June 30, 2010, an improvement of $13,000. This improvement was mainly due to rental revenue recognized during the three months ended 2011, compared to the same period in the prior year.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $7.4 million in the three months ended June 30, 2011, from $8.9 million in the three months ended June 30, 2010, a decrease of 17.2%.

Electrical construction cost of goods sold decreased to $5.8 million in the three months ended June 30, 2011, from $7.5 million in the three months ended June 30, 2010, a decrease of 22.4%. The decrease in costs corresponds to the aforementioned decrease in revenue attributable to decreases in fiber optic work during the three months ended June 30, 2011, when compared to the same period in 2010.

Costs of goods sold for real estate development operations increased to $260 for the three months ended June 30, 2011, from ($140) for the three months ended June 30, 2010.

The following table sets forth SG&A expenses for each segment for the three months ended June 30 as indicated:

	2011	2010
Electrical construction	$89,156	$76,082
Real estate development	77,616	79,989
Corporate	640,371	595,241

Total	$807,143	$751,312

SG&A expenses increased to $807,000 in the three months ended June 30, 2011, from $751,000 in the three months ended June 30, 2010. The increase in SG&A expenses is mainly attributable to increases in salary and accrued bonuses within the corporate segment, when compared to the three months ended June 30, 2011 to the same period in 2010. As a percentage of revenue, SG&A expenses increased to 10.8% for the three months ended June 30, 2011, from 8.8% in the three months ended June 30, 2010, due primarily to the increase in corporate expenditures and the decrease in revenue in the current period.

The following table sets forth depreciation expense for each segment for the three months ended June 30 as indicated:

	2011	2010
Electrical construction	$781,859	$696,327
Real estate development	531	1,187
Corporate	8,507	27,080

Total	$790,897	$724,594

Depreciation expense increased to $791,000 during the three months ended June 30, 2011, from $725,000 for the three months ended June 30, 2010, an increase of $66,000. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30 as indicated:

	2011	2010
Income tax provision	$19,737	$9,552
Effective income tax rate	38.9%	2.5%

Our effective tax rate for the three months ended June 30, 2011 was 38.9%. Our income tax provision primarily consists of state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%. Due to the impact of our deferred tax valuation allowance and the volatility in estimated future taxable income, our effective tax rate is based on a year-to-date income tax calculation. Our effective tax rate for the three months ended June 30, 2010 of 2.5% includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%.

Discontinued Operations

Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities, and all such activities were discontinued or disposed of prior to 2003. As a result of these historical activities, over the past several years, we have been contacted by the EPA in connection with remediation activities at the Anderson-Calhoun Mine/Mill site in Stevens County, Washington (as a potentially responsible party), and the Newton County Mine Tailings Superfund site in Newton County, Missouri (pursuant to a request for information). Our mining related activities on which the EPA’s claims were based ceased in 1957, with respect to the Stevens County site and in 1949, with respect to the Newton County site.

In each case, we entered into a settlement agreement with the EPA, and made a payment to the EPA in connection therewith ($73,000 with respect to the Stevens County site and $76,630 with respect to the Newton County site) in exchange for a covenant not to sue from the EPA relating to the applicable site. We are not aware of any facts suggesting that our future liability associated with either of these sites is more than de minimis.

As of June 30, 2011, the cumulative net expense related to the Newton County site was $116,000. This represents our estimated costs associated with the settlement agreement with the EPA and the professional fees associated with this matter for which we currently do not expect any insurance recoveries. Refer to note 4 to the consolidated financial statements for a discussion of these matters.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of June 30, 2011, we had cash and cash equivalents of $3.5 million and working capital of $6.6 million, as compared to cash and cash equivalents of $4.2 million and working capital of $7.2 million as of December 31, 2010. In addition, we had $3.0 million available in an unused revolving line of credit as of June 30, 2011, as discussed in note 3 to the consolidated financial statements. This revolving line of credit is used as a Working Capital Loan and is due and payable on January 5, 2012, at which time we expect to renew this loan. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the six month periods ended June 30 as indicated:

	2011	2010
Net cash provided by operating activities	$1,296,903	$355,631
Net cash used in investing activities	(3,733,741)	(1,803,420)
Net cash provided by financing activities	1,784,317	511,020

Net decrease in cash and cash equivalents	$(652,521)	$(936,769)

Operating Activities

Cash flows from operating activities are comprised of the net income (loss), adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Cash provided by our operating activities totaled $1.3 million in the six months ended June 30, 2011, as compared to cash provided of $356,000 from operating activities for the same prior year period. The increase in cash flows from operating activities is primarily due to the changes in accounts receivable and accrued billings in the current period. Changes in accounts receivable and accrued billings increased to $402,000 from $(837,000), when comparing the six months ended June 30, 2011, to the same period in 2010. The change in accounts receivable and accrued billings is mainly attributable to the current status of open projects, which are at a more advanced stage of completion and the majority of which have been invoiced and collected, when compared to the prior year. Operating cash flows normally fluctuate relative to the status of projects within both the real estate and electrical construction segments.

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

For both the quarters ended June 30, 2011 and 2010, our DSO for accounts receivable was 49. For the quarters ended June 30, 2011 and 2010, our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 8 and 15, respectively. The decrease in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to the decrease in transmission and fiber optic project revenue, as well as most projects being 100% complete during the six months ended June 30, 2011, when compared to the same period in 2010. As of August 5, 2011, we have received approximately 79.1% of our June 30, 2011 outstanding trade accounts receivable and have billed 83.3% of our costs and estimated earnings in excess of billings balance.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2011, was $3.7 million, compared to cash used of $1.8 million during 2010. The increase in cash used in our investing activities for the six months ended June 30, 2011, when compared to 2010 is primarily due to the increase in capital expenditures during the current year period. These capital expenditures are mainly attributed to purchases of equipment, primarily trucks and heavy machinery used by our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2011 is expected to total approximately $4.7 million, the majority of which is for upgrading of equipment and purchases of new equipment for the construction of concrete foundations and expansion efforts, mainly within the electrical construction segment. These purchases will be funded through our cash reserves and our equipment loan.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2011, was $1.8 million, compared to cash provided by financing activities of $511,000 during the prior year period. Our financing activities for the current year consisted mainly of net borrowings on our equipment loan of $2.6 million, offset by repayments on notes payable of $458,000 for the Pineapple House mortgage, and $390,000 on the electrical construction equipment loans. Our financing activities for the prior year period consisted mainly of proceeds of $500,000 from our Working Capital Loan and $1.0 million from our $3.8 million equipment loan. Also during the prior year period, these borrowings were partially offset by repayments on notes payable of $870,000 for the Pineapple House Mortgage and $165,000 for the $3.8 million Equipment Loan. See note 3 to the consolidated financial statements for more information regarding these borrowings.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. The Company must maintain a tangible net worth of at least $13.5 million, no more than $500,000 in outside debt and a maximum debt to worth ratio of no greater than 1.5 to 1.0. The Company was in compliance with all of its covenants as of June 30, 2011.

The following are computations of these most restrictive financial covenants:

	Covenant	Actual as of June 30, 2011
Tangible net worth minimum	$13,500,000	$14,479,167
Outside debt must not exceed $500,000	500,000	-
Maximum debt/worth ratio must not exceed 1.5 : 1.0	1.5 : 1.0	.53 : 1.0

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

Environmental

The following supplements the discussion set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

On April 20, 2011, our proposed Settlement Agreement with the EPA relating to investigation and removal activities at the Newton County Mine Tailings Superfund site (the “Site”) located in Newton County, Missouri was finalized, and on April 28, 2011, the Company made a cash payment to the EPA of $76,630 in exchange for a covenant not to sue from the EPA relating to the Site. The Company is not aware of any facts suggesting that the Company's future liability associated with the Site is more than de minimis.

Item 1A.     Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on September 21, 2010, permits the purchase of up to 3,500,000 shares until September 30, 2011. The Company did not purchase any of its Common Stock during the six months ended June 30, 2011. As of June 30, 2011, the Company had a maximum of 1,154,940 shares that may be purchased under its publicly announced stock repurchase plan. Since the inception of the repurchase plan, the Company has repurchased 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Item 4.     (Removed and Reserved).

Item 6.     Exhibits

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

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

Dated: August 8, 2011

THE GOLDFIELD CORPORATION

By:	/s/ John H. Sottile
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen R. Wherry
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)