Form 10-Q
period 2011-09-30
GOLDFIELD CORP
filed 2011-11-10
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares the Registrant’s Common Stock outstanding as of November 8, 2011 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$4,396,000	$4,174,518
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2011 and 2010	2,553,968	4,393,659
Current portion of notes receivable	34,440	45,102
Construction inventory	151,867	1,279
Real estate inventory	346,829	774,584
Costs and estimated earnings in excess of billings on uncompleted contracts	1,536,034	1,254,054
Residential properties under construction	62,100	—
Prepaid expenses	608,840	304,802
Other current assets	12,368	125,689

Total current assets	9,702,446	11,073,687

Property, buildings and equipment, at cost, net of accumulated depreciation of $23,904,085 in 2011 and $22,137,012 in 2010	10,328,473	8,232,306

Notes receivable, less current portion	207,255	237,714

Deferred charges and other assets
Land and land development costs	715,124	662,219
Cash surrender value of life insurance	639,548	655,775
Restricted cash	208,052	79,000
Other assets	110,232	18,781

Total deferred charges and other assets	1,672,956	1,415,775

Total assets	$21,911,130	$20,959,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,992,739	$2,418,056
Contract loss accruals	54,437	65,989
Billings in excess of costs and estimated earnings on uncompleted contracts	19,768	102,948
Current portion of notes payable	991,429	1,176,552
Federal and state income taxes payable	9,236	12,642
Reserve for remediation	—	97,725

Total current liabilities	3,067,609	3,873,912
Other accrued liabilities	—	17,094
Notes payable, less current portion	5,158,937	2,610,000

Total liabilities	8,226,546	6,501,006

Commitments and contingencies (note 6)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(6,270,289)	(5,496,397)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	13,684,584	14,458,476

Total liabilities and stockholders’ equity	$21,911,130	$20,959,482

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Electrical construction	$4,708,188	$6,991,028	$20,323,263	$23,191,762
Real estate development	307,175	532,800	1,082,947	1,428,826

Total revenue	5,015,363	7,523,828	21,406,210	24,620,588

Costs and expenses
Electrical construction	4,329,817	5,975,383	17,125,358	19,705,712
Real estate development	288,446	351,378	719,335	844,756
Selling, general and administrative	544,193	668,204	2,098,402	2,320,003
Depreciation	608,483	645,228	2,133,515	2,086,666
(Gain) loss on sale of assets	(221)	(10,323)	6,221	(10,323)

Total costs and expenses	5,770,718	7,629,870	22,082,831	24,946,814

Total operating loss	(755,355)	(106,042)	(676,621)	(326,226)

Other income (expenses), net
Interest income	6,552	7,023	19,238	21,189
Interest expense, net	(56,304)	(34,146)	(123,377)	(102,920)
Other income, net	2,467	(7,084)	27,712	17,843

Total other expenses, net	(47,285)	(34,207)	(76,427)	(63,888)

Loss from continuing operations before income taxes	(802,640)	(140,249)	(753,048)	(390,114)

Income tax provision	(8,057)	3,593	21,836	28,304

Loss from continuing operations	(794,583)	(143,842)	(774,884)	(418,418)

(Loss) gain from discontinued operations, net of tax provision of $0 in 2011 and 2010	—	(13,001)	992	(13,001)

Net loss	$(794,583)	$(156,843)	$(773,892)	$(431,419)

(Loss) income per share of common stock - basic and diluted
Continuing operations	$(0.03)	$(0.01)	$(0.03)	$(0.02)
Discontinued operations	—	(0.00)	0.00	(0.00)

Net loss	$(0.03)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(773,892)	$(431,419)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,133,515	2,086,666
Loss (gain) on sale of assets	6,221	(10,323)
Cash surrender value of life insurance	16,227	14,463
Changes in operating assets and liabilities:
Accounts receivable and accrued billings	1,839,691	(1,629,494)
Remediation insurance receivable	—	8,182
Construction inventory	(150,588)	80,230
Real estate inventory	427,755	174,251
Costs and estimated earnings in excess of billings on uncompleted contracts	(281,980)	282,022
Land and land development costs	(52,905)	—
Residential properties under construction	(62,100)	—
Income taxes recoverable	—	320,513
Prepaid expenses and other assets	(282,168)	(256,631)
Restricted cash	(129,052)	—
Income taxes payable	(3,406)	—
Accounts payable and accrued liabilities	(437,134)	340,993
Contract loss accrual	(11,552)	(484,041)
Billings in excess of costs and estimated earnings on uncompleted contracts	(83,180)	45,430
Reserve for remediation	(97,725)	(2,175)

Net cash provided by operating activities	2,057,727	538,667

Cash flows from investing activities
Proceeds from disposal of property and equipment	48,886	26,750
Proceeds from notes receivable	41,121	17,901
Purchases of property and equipment	(4,282,712)	(2,202,363)

Net cash used in investing activities	(4,192,705)	(2,157,712)

Cash flows from financing activities
Proceeds from notes payable	3,452,696	1,546,050
Repayments on notes payable	(1,096,236)	(1,527,884)

Net cash provided by financing activities	2,356,460	18,166

Net increase (decrease) in cash and cash equivalents	221,482	(1,600,879)
Cash and cash equivalents at beginning of period	4,174,518	3,534,993

Cash and cash equivalents at end of period	$4,396,000	$1,934,114

Supplemental disclosure of cash flow information:
Interest paid	$174,275	$415,627
Income taxes paid (refunded), net	25,242	(292,209)

Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	2,077	32,825
Debt issued in lieu of interest paid	7,354	15,099

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal lines of business are electrical construction and real estate development. The principal market for the Company’s electrical construction operation is electric utilities throughout most of the United States. The primary focus of the Company’s real estate operations is on the development of luxury condominium projects on the east coast of Florida. In addition, the Company has on a very limited and opportunistic basis occasionally engaged in single family homebuilding.

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, fair value of real estate inventory and the recoverability of deferred tax assets.

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

Restricted Cash

The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by a Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 10 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”), amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs. The disclosure guidance is effective for the Company for interim and annual reporting periods beginning January 1, 2012.

In June 2011, the FASB issued amended guidance, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. The guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2012. The adoption of the amendment will not have an impact on the Company’s financial position, results of operations or cash flows, as the comprehensive income is equivalent to net income for the Company.

Subsequent Events

The Company evaluated subsequent events. The Company is not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements. However, a modification to the Working Capital Loan Agreement occurred on November 8, 2011 as described in note 11, to modify the threshold on certain financial covenants.

Note 2 – Inventory

Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value. In accordance with ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-lived Assets, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur, management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value.

As of September 30, 2011, the Company has two completed condominium units held for sale within the Pineapple House project compared to four at December 31, 2010.

For the nine months ended September 30, 2011, the Company reviewed the Pineapple House inventory for impairment. ASC Topic 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to reduce the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820 Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company did not record an impairment write-down for any of the three or nine month periods ended September 30, 2011 or 2010.

Note 3 – Land and Land Development Costs and Residential Properties Under Construction

The costs of a land purchase and any development expenses up to the initial construction phase of any new condominium or residential property development project are recorded under the asset “land and land development costs.” Once construction commences, the costs of construction are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is more than one year from the date of the consolidated financial statements.

As of September 30, 2011, the Company had one single family homebuilding project under construction. The total costs of the project’s land and construction were $62,100. There were no single family homebuilding projects under construction as of December 31, 2010.

Note 4 – Notes Payable

The following table presents the balances of the Company’s notes payable as of the dates indicated:

	Maturity Date	September 30, 2011	December 31, 2010
Working capital loan	January 5, 2012	$—	$—
$6.94 million equipment loan	February 22, 2016	6,150,366	—
Pineapple House mortgage	—	—	456,552
$3.8 million equipment loan	—	—	3,330,000

Total notes payable		6,150,366	3,786,552
Less current portion of notes payable		(991,429)	(1,176,552)

Notes payable, less current portion		$5,158,937	$2,610,000

As of September 30, 2011, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”) and Pineapple House of Brevard, Inc. (“Pineapple House”) have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan was renewed on February 22, 2011, with modified terms, and includes the grant of a security interest by Southeast Power in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest is payable monthly at an annual rate equal to monthly LIBOR rate plus two and one-half percent (2.75% and 3.50% as of September 30, 2011 and December 31, 2010, respectively) and principal is due and payable on January 5, 2012. As of September 30, 2011 and December 31, 2010, there were no borrowings outstanding under the Working Capital Loan.

As of September 30, 2011, the Company had paid principal and interest to the Bank totaling $458,000, paying off the Pineapple House Mortgage in its entirety. Borrowings outstanding under the Pineapple House Mortgage agreement were $0 and $457,000 as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, are parties to a $6.94 million Promissory Note and related ancillary agreements (the “Southeast Power Loan Agreement”). The obligations of Southeast Power pursuant to the Southeast Power Loan Agreement and the Promissory Note are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power as specifically described in the Security Agreement between Southeast Power and the Bank dated February 22, 2011; and (iii) all proceeds (cash and non-cash) and products of the foregoing.

The Southeast Power Loan Agreement will mature, and all amounts due to the Bank under the Southeast Power Loan Agreement and the related Promissory Note, will be due and payable in full on February 22, 2016. The Company must make monthly payments of principal and interest to the Bank in equal monthly principal payments of $82,619 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22, 2016. The Southeast Power Loan Agreement bears interest at a rate per annum equal to monthly LIBOR rate plus two and one-half percent (2.75% as of September 30, 2011), which is adjusted monthly and subject to a maximum rate of 24.00%. On February 22, 2011, proceeds of the loan were used by the Company to refinance the existing debt outstanding under the $3.8 million equipment loan ($3.3 million outstanding as of December 31, 2010) and to fund the purchase of additional equipment and vehicles to be owned by Southeast Power. As of September 30, 2011, borrowings outstanding under the Southeast Power Loan Agreement were $6.2 million.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of September 30, 2011. See note 11 below with respect to certain modifications made to the loan covenants subsequent to September 30, 2011.

Note 5 – Discontinued Operations

The Company was previously engaged in mining activities and ended all such activities approximately nine years ago. The results of these discontinued operations were $13,000 for the three and nine month periods ended September 30, 2010 and $0 and $1,000 for the three and nine months ended September 30, 2011. All discontinued operations were related to settlement agreements with the United States Environmental Protection Agency.

Note 6 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments of its electrical construction subsidiary. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2011, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $7.4 million.

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

As of September 30, 2011 and December 31, 2010, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and nine month periods ended September 30, 2011 and 2010.

Note 8 – Income Taxes

As of September 30, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $5.4 million available to offset future federal taxable income, which if unused will begin to expire in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $266,000 available to reduce future federal income taxes over an indefinite period. In addition, there were real estate inventory basis differences of $612,000, which will be recognized as condominium units are sold. The Company also had NOL carryforwards from Florida of approximately $4.9 million available to offset future Florida taxable income, which if unused will begin to expire in 2027.

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

Based upon an evaluation of all available evidence, the Company established a full valuation allowance against net deferred tax assets beginning in 2008. The Company’s cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. Consequently, the future provision for income taxes will include no tax benefit with respect to losses incurred and limited tax expense with respect to income generated until the respective valuation allowance is eliminated. This will cause variability in the effective tax rate. In the event the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made. The net deferred tax asset valuation allowance was $1.8 million as of September 30, 2011, compared to $2.2 million as of December 31, 2010.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income tax provision	$(8,057)	$3,593	$21,836	$28,304
Effective income tax rate	(1.0)%	2.6%	2.9%	7.3%

The effective tax rates for the three and nine months ended September 30, 2011 were (1.0)% and 2.9%, respectively. The income tax provisions primarily consist of state income tax expense attributable to a subsidiary and do not reflect the federal statutory rate of 34% since tax benefits are not recognized on anticipated losses. Due to the impact of the deferred tax valuation allowance and the volatility in estimated future taxable income, the effective tax rate is based on a year-to-date income tax calculation. The effective tax rates for the three and nine months ended September 30, 2010 were 2.6% and 7.3%, respectively, and include only state income tax expense attributable to a subsidiary and do not reflect the federal statutory rate of 34%.

The Company had gross unrecognized tax benefits of $18,000 and $17,000 as of September 30, 2011 and December 31, 2010, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2007 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Continuing operations
Revenue
Electrical construction	$4,708,188	$6,991,028	$20,323,263	$23,191,762
Real estate development	307,175	532,800	1,082,947	1,428,826

Total revenue	5,015,363	7,523,828	21,406,210	24,620,588

Operating expenses
Electrical construction	4,939,562	6,643,528	19,428,945	21,912,013
Real estate development	370,966	457,816	990,477	1,184,168
Corporate	460,190	528,526	1,663,409	1,850,633

Total operating expenses	5,770,718	7,629,870	22,082,831	24,946,814

Operating income (loss)
Electrical construction	(231,374)	347,500	894,318	1,279,749
Real estate development	(63,791)	74,984	92,470	244,658
Corporate	(460,190)	(528,526)	(1,663,409)	(1,850,633)

Total operating loss	(755,355)	(106,042)	(676,621)	(326,226)

Other income (expenses), net
Electrical construction	(52,814)	(32,578)	(107,869)	(56,164)
Real estate development	—	(6,302)	14,344	(23,955)
Corporate	5,529	4,673	17,098	16,231

Total other expenses, net	(47,285)	(34,207)	(76,427)	(63,888)

Net income (loss) before taxes
Electrical construction	(284,188)	314,922	786,449	1,223,585
Real estate development	(63,791)	68,682	106,814	220,703
Corporate	(454,661)	(523,853)	(1,646,311)	(1,834,402)

Total net loss before taxes	$(802,640)	$(140,249)	$(753,048)	$(390,114)

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and SG&A expense for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

Identifiable assets	September 30, 2011	December 31, 2010
Electrical construction	$19,013,575	$17,859,453
Real estate development	1,507,412	1,497,369
Corporate	1,390,143	1,602,660

Total	$21,911,130	$20,959,482

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended September 30, 2011 and 2010, the three largest customers accounted for 56% and 49%, respectively, of the Company’s total revenue. For the nine month periods ended September 30, 2011 and 2010, the three largest customers accounted for 44%, of the Company’s total revenue. The real estate development operations did not have revenue from any one customer that exceeded 10% of the Company’s total revenue for either the three or nine month periods ended September 30, 2011 and 2010.

Note 10 – Restricted Cash

On October 25, 2010, the Company, as grantor, Valley Forge Insurance Company (the “Beneficiary”) and Branch Banking and Trust Company (the “Trustee”) entered into a Collateral Trust Agreement (the “Agreement”) in connection with the Company’s workers’ compensation insurance policies issued by the Beneficiary (the “Policies”) beginning in 2009. The Agreement was made to grant the Beneficiary a security interest in certain of the

Company’s assets and to place those assets in a Trust Account to secure the Company’s obligations to the Beneficiary under the Policies. The deposits maintained under the Agreement are recorded as restricted cash, within the noncurrent assets section of our balance sheet.

Note 11 – Subsequent Event

On November 8, 2011, effective September 30, 2011, Goldfield, the Company’s wholly owned subsidiaries, Southeast Power, Bayswater, Pineapple House and Branch Banking and Trust Company, modified the loan covenants related to the Working Capital Loan Agreement entered into by the parties on August 26, 2005, and previously renewed and amended on February 22, 2011. The modification amends the threshold on certain financial covenants. The minimum tangible net worth threshold is reduced from $13.5 million to $12.5 million and the maximum debt/worth ratio is reduced from 1.5:1.0 to 1.25:1.0. The minimum tangible net worth threshold has also been modified to increase annually by 50% of the positive net income reported on the Company’s Annual Report on Form 10-K. If the Company does not report a positive net income for the year the covenant would not be changed. The first increase would be effective beginning March 31, 2012. All of the other terms of the Working Capital Loan remain unchanged.

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

Overview

We are a provider of electrical construction services throughout most of the United States and a developer of luxury condominiums on the east coast of Florida. In addition, on a very limited and opportunistic basis, we occasionally engage in single family homebuilding. Through our subsidiary, Southeast Power Corporation, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power is headquartered in Titusville, Florida, and performs electrical contracting services throughout most of the United States. Southeast Power has recently opened a new facility in Bastrop, Texas in addition to its facilities in Titusville, Florida and Spartanburg, South Carolina.

We report our results under two reportable segments, electrical construction and real estate development. For the nine months ended September 30, 2011, our total consolidated revenue was $21.4 million, of which 95% was attributable to the electrical construction segment and 5% to the real estate development segment.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2010 and the nine months ended September 30, 2011, three of our customers accounted for approximately 45% and 44% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. In addition, on a very limited and opportunistic basis, we occasionally engage in single family homebuilding. Our most recently completed condominium project, Pineapple House, is an eight-story building in Melbourne, Florida containing thirty-three luxury river-view condominium units of which we had two units remaining for sale as of September 30, 2011. It is the first phase of a planned multi-phase development. As of September 30, 2011, our recently commenced homebuilding operations consisted of two residential lots, on one of which construction of a single family home had commenced. As of September 30, 2011, there were no condominium properties under construction.

Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities. However, the housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our real estate properties, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the holding costs on the unsold units is expected to be no more than $6,000 annually.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease to some extent from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of September 30, 2011 and December 31, 2010 were $54,000 and $66,000, respectively. The accrued contract losses for 2011 and 2010 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value in accordance with ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-lived Assets. As of September 30, 2011, management reviewed the real estate inventory for impairment. ASC 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to reduce the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

In addition, we have applied sensitivity factors to our impairment analysis. If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet. For example, we performed a sensitivity test for the three key assumptions in our real estate inventory impairment test: current selling prices, discount factor, and projected absorption pace. Based on these analyses, we determined that a ten percent decrease in the estimated selling prices of the properties in inventory, an increase of ten percent in the estimated discount factor used in our calculation or a decrease of one unit in the estimated number of condominium units to be sold over the next twelve months, each calculated separately, had no impact on the carrying value of our real estate inventory as of September 30, 2011 and December 31, 2010, because even using these adverse assumptions, we still estimate the fair value of our condominium inventory to be at or above its carrying value, based on our discounted cash flow model.

Our current real estate inventory consists of one condominium project with two remaining condominium units as of September 30, 2011. During the nine months ended September 30, 2011, two condominium units, or 50% of the remaining units at the end of the prior year, were sold in excess of their carrying values and one additional unit was purchased and resold at its carrying value. In addition, the units sold are similar to the units remaining to be sold.

We are selling at substantially our current asking price, which is in excess of our carrying costs. Based on the above, management determined that no impairment to our current real estate inventory was necessary.

Other Assets Valuation

As described above, we carefully monitor the value of the real estate inventory, and we also regularly perform impairment analysis on the electrical construction segment’s property and equipment balances. In conducting our impairment testing, we have considered whether the decrease in our market capitalization below our book value should be a specific triggering event necessitating impairment testing. We note that our market capitalization is significantly lower than our book value. While market capitalization is an indicator of market sentiment on a particular day, the day-to-day share price of our stock at particular points in time may not, and frequently does not, fairly reflect the value of our significant assets, primarily the real estate inventory of our real estate segment and the investment in the equipment of our electrical construction segment. We further note that in almost all of the past seventeen years our market capitalization has been significantly below our book value.

Under these circumstances, we do not consider such market capitalization to be a specific triggering event necessitating impairment testing, particularly in light of the fact that we do not have any goodwill or similar intangible assets recorded on our balance sheet. Regardless, we review the book value of our assets on a regular basis to determine possible impairments in accordance with ASC Topic 360, even though we believe we will continue as a viable business in the future. Specifically, in our evaluation for potential impairment and in accordance with ASC Topic 820, we determine the value of our real estate inventory using a fair value methodology.

Deferred Tax Assets

We account for income taxes in accordance with ASC Topic 740 Income Taxes, which establishes the recognition requirements necessary for implementation. Deferred tax assets and liabilities are recognized for the future tax effects attributable to temporary differences and carryforwards between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of September 30, 2011, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and real estate inventory basis differences on unsold condominium units. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the nine months ended September 30 as indicated:

	2011	2010
Electrical construction
Revenue	$20,323,263	$23,191,762
Operating expenses
Cost of goods sold	17,125,358	19,705,712
Selling, general and administrative	191,265	193,957
Depreciation	2,106,801	2,022,924
Loss (gain) on sale of assets	5,521	(10,580)

Total operating expenses	19,428,945	21,912,013

Operating income	$894,318	$1,279,749

Real estate development
Revenue	$1,082,947	$1,428,826
Operating expenses
Cost of goods sold	719,335	844,756
Selling, general and administrative	269,594	336,319
Depreciation	1,548	2,838
Loss on sale of assets	—	255

Total operating expenses	990,477	1,184,168

Operating income	$92,470	$244,658

Revenue

Total revenue in the nine months ended September 30, 2011, decreased by 13.1% to $21.4 million, compared to $24.6 million in the nine months ended September 30, 2010, mainly due to the decrease in electrical construction revenue.

Electrical construction revenue decreased by $2.9 million or 12.4% to $20.3 million for the nine months ended September 30, 2011, compared to $23.2 million for the nine months ended September 30, 2010. The decrease in revenue for the nine months ended September 30, 2011, when compared to the same period in 2010, was mainly due to decreases in transmission and fiber splicing work. The decrease in transmission work was approximately $1.6 million for the nine month period ended September 30, 2011 and was attributable to the overall decrease in the demand for transmission projects. The decrease in fiber splicing work was $1.3 million for the nine month period ended September 30, 2011 and was attributable to a significant delay in the commencement of projects due to a shortage in customer furnished materials.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of September 30, 2011, the electrical construction operation’s backlog was approximately $7.0 million, which included approximately $6.0 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $1.0 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 70% to be completed within the current fiscal year. This compares to a backlog of $7.3 million at September 30, 2010, of which approximately $4.3 million represented backlog from fixed price contracts and approximately $2.9 million represented service agreement backlog.

Revenue from our real estate development operations decreased 24.2% to $1.1 million for the nine months ended September 30, 2011, compared to $1.4 million for the like period in 2010. This decrease was mainly due to the number and sales price of the properties sold during 2011, when compared to 2010. During the nine months ended September 30, 2011, a total of three condominium units from our Pineapple House project were sold, compared to four units and one residential property for the same nine month period in 2010. During the nine months ended September 30, 2011, we had one single family homebuilding project under construction and there was no backlog for the real estate development operation’s segment.

Operating Results

Total operating loss increased by $350,000 to $677,000 for the nine months ended September 30, 2011, from $326,000 for the same period in 2010. Electrical construction operations operating income decreased by $385,000 to $894,000 in the nine months ended September 30, 2011, compared to operating income of $1.3 million during the nine months ended September 30, 2010. Operating margins on electrical construction operations decreased to 4.4% for the nine months ended September 30, 2011, from 5.5% for the nine months ended September 30, 2010. The decrease in operating margins is mainly due to the aforementioned decrease in revenue, when comparing the nine months ended September 30, 2011, to the same period in the prior year.

Real estate development operations had operating income of $92,000 in the nine months ended September 30, 2011, compared to $245,000 in the nine months ended September 30, 2010, a decrease of $152,000. This decrease was mainly due to the amount and sales price of the properties sold during the nine months ended 2011, compared to the same period in the prior year. As of September 30, 2011, we held two Pineapple House condominium units for sale.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $22.1 million in the nine months ended September 30, 2011, from $25.0 million in the nine months ended September 30, 2010, a decrease of 11.5%.

Electrical construction cost of goods sold decreased to $17.1 million in the nine months ended September 30, 2011, from $19.7 million in the nine months ended September 30, 2010, a decrease of $2.6 million or 13.1%. The decrease in costs corresponds to the aforementioned decrease in revenue and consisted of decreases in transmission of $1.7 million and fiber splicing of $900,000 during the nine months ended September 30, 2011, when compared to the same period in 2010.

Costs of goods sold for real estate development operations decreased to $719,000 for the nine months ended September 30, 2011, from $845,000 for the nine months ended September 30, 2010, a decrease of 14.8%. The decrease in costs of goods sold is primarily attributable to the difference in the amount and carrying costs of the properties sold during the nine months ended September 30, 2011, when compared to the same period in 2010.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the nine months ended September 30 as indicated:

	2011	2010
Electrical construction	$191,265	$193,957
Real estate development	269,594	336,319
Corporate	1,637,543	1,789,727

Total	$2,098,402	$2,320,003

SG&A expenses decreased 9.6% to $2.1 million in the nine months ended September 30, 2011, from $2.3 million in the nine months ended September 30, 2010. The decrease in SG&A expenses was mainly attributable to decreases in corporate administrative expenditures, specifically legal and professional services, during the nine months ended September 30, 2011, when compared to the same period in 2010. Also contributing to the decrease in SG&A during the nine month period ended September 30, 2011, were decreases in selling expenses within the real estate segment attributable to the decrease in revenue, when compared to the same prior year period. As a percentage of revenue, SG&A expenses increased to 9.8% for the nine months ended September 30, 2011, from 9.4% in the nine months ended September 30, 2010, due primarily to the decrease in revenue in the current period.

The following table sets forth depreciation expense for each segment for the nine months ended September 30 as indicated:

	2011	2010
Electrical construction	$2,106,801	$2,022,924
Real estate development	1,548	2,838
Corporate	25,166	60,904

Total	$2,133,515	$2,086,666

Depreciation expense remained almost level at $2.1 million during both the nine months ended September 30, 2011 and September 30, 2010.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30 as indicated:

	2011	2010
Income tax provision	$21,836	$28,304
Effective income tax rate	2.9%	7.3%

Our effective tax rate for the nine months ended September 30, 2011 was 2.9%. Our income tax provision primarily consists of state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34% since tax benefits are not recognized on anticipated losses. Due to the impact of our deferred tax valuation allowance and the volatility in estimated future taxable income, our effective tax rate is based on a year-to-date income tax calculation. Our effective tax rate for the nine months ended September 30, 2010 of 7.3% includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%.

Discontinued Operations

We were previously engaged in mining activities and ended all such activities approximately nine years ago. For the nine month periods ended September 30, 2011 and 2010, all results of these discontinued operations were related to settlement agreements with the United States Environmental Protection Agency (the “EPA”). Refer to note 5 to the consolidated financial statements for a discussion of these matters.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Segment Information

The table below is a reconciliation of our operating (loss) income attributable to each of our segments for the three months ended September 30 as indicated:

	2011	2010
Electrical construction
Revenue	$4,708,188	$6,991,028
Operating expenses
Cost of goods sold	4,329,817	5,975,383
Selling, general and administrative	10,103	41,887
Depreciation	599,863	636,838
Gain on sale of assets	(221)	(10,580)

Total operating expenses	4,939,562	6,643,528

Operating (loss) income	$(231,374)	$347,500

Real estate development
Revenue	$307,175	$532,800
Operating expenses
Cost of goods sold	288,446	351,378
Selling, general and administrative	82,033	105,669
Depreciation	487	514
Loss on sale of assets	—	255

Total operating expenses	370,966	457,816

Operating (loss) income	$(63,791)	$74,984

Revenue

Total revenue in the three months ended September 30, 2011, decreased by 33.3% to $5.0 million, compared to $7.5 million in the three months ended September 30, 2010, mainly due to a decrease in electrical construction revenue.

Electrical construction revenue decreased 32.7% to $4.7 million for the three months ended September 30, 2011, compared to $7.0 million for the three months ended September 30, 2010. The decrease in revenue for the three months ended September 30, 2011, when compared to the same period in 2010, was mainly due to the decrease in transmission work in the current period.

Revenue from our real estate development operations decreased to $307,000 for the three months ended September 30, 2011, from $533,000 for the same three month period in 2010. This decrease was due to the amount, type and sales prices of the properties sold during the three month period ended September 30, 2011, when compared to the same prior year period. During the three months ended September 30, 2011, one condominium unit from our Pineapple House project was sold, compared to one unit and one residential property for the same three month period in 2010.

Operating Results

Total operating loss increased $649,000 to $755,000 for the three months ended September 30, 2011, from $106,000 for the three months ended September 30, 2010. Electrical construction operations had an operating loss of $231,000 in the three months ended September 30, 2011, compared to operating income of $348,000 during the three months ended September 30, 2010. Operating margins on electrical construction operations decreased to (4.9)% for the three months ended September 30, 2011, from 5.0% for the three months ended September 30, 2010. The decrease in operating margins for the three months ended September 30, 2011, when compared to the same period in 2010, was mainly due to the decrease in transmission revenue, which results in a decrease to the volume of revenue available to cover fixed costs.

Real estate development operations had an operating loss of $64,000 in the three months ended September 30, 2011, compared to operating income $75,000 in the three months ended September 30, 2010, a decrease of $139,000. This decrease was mainly due to the difference in the amount and carrying costs of the properties sold during the three months ended 2011, compared to the same period in the prior year.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $5.8 million in the three months ended September 30, 2011, from $7.6 million in the three months ended September 30, 2010, a decrease of 24.4%.

Electrical construction cost of goods sold decreased to $4.3 million in the three months ended September 30, 2011, from $6.0 million in the three months ended September 30, 2010, a decrease of 27.5%. The decrease in costs corresponds to the aforementioned decrease in revenue attributable to decreases in transmission work during the three months ended September 30, 2011, when compared to the same period in 2010.

Costs of goods sold for real estate development operations decreased to $288,000 for the three months ended September 30, 2011, from $351,000 for the three months ended September 30, 2010. The decrease in costs of goods sold was primarily attributable to the difference in the amount and carrying costs of the properties sold during the three months ended September 30, 2011, when compared to the same period in 2010.

The following table sets forth SG&A expenses for each segment for the three months ended September 30 as indicated:

	2011	2010
Electrical construction	$10,103	$41,887
Real estate development	82,033	105,669
Corporate	452,057	520,648

Total	$544,193	$668,204

SG&A expenses decreased to $544,000 in the three months ended September 30, 2011, from $668,000 in the three months ended September 30, 2010. The decrease in SG&A expenses is mainly attributable to decreases in salary and accrued bonuses within the corporate and real estate segments, when comparing the three months ended September 30, 2011 to the same period in 2010. Also contributing to the decrease in SG&A during the three month period ended September 30, 2011, are decreases in selling expenses within the real estate segment attributable to the decrease in revenue, when compared to the same three month period in 2010. As a percentage of revenue, SG&A expenses increased to 10.9% for the three months ended September 30, 2011, from 8.9% in the three months ended September 30, 2010, due primarily to the decrease in revenue in the current period.

The following table sets forth depreciation expense for each segment for the three months ended September 30 as indicated:

	2011	2010
Electrical construction	$599,863	$636,838
Real estate development	487	514
Corporate	8,133	7,876

Total	$608,483	$645,228

Depreciation expense decreased to $608,000 during the three months ended September 30, 2011, from $645,000 for the three months ended September 30, 2010, a decrease of $37,000. The decrease in depreciation expense is mainly due to the timing of assets becoming fully depreciated, primarily within the electrical construction segment.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30 as indicated:

	2011	2010
Income tax provision	$(8,057)	$3,593
Effective income tax rate	(1.0)%	2.6%

Our effective tax rate for the three months ended September 30, 2011 was (1.0)%. Our income tax provision primarily consists of state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34% since tax benefits are not recognized on anticipated losses. Due to the impact of our deferred tax valuation allowance and the volatility in estimated future taxable income, our effective tax rate is based on a year-to-date income tax calculation. Our effective tax rate for the three months ended September 30, 2010 of 2.6% includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%.

Discontinued Operations

For the three month period ended September 30, 2011, there were no discontinued operations. For the three months ended September 30, 2010 the results of discontinued operations were $13,000 and were related to settlement agreements with the EPA. Refer to note 5 to the consolidated financial statements for a discussion of these matters.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of September 30, 2011, we had cash and cash equivalents of $4.4 million and working capital of $6.6 million, as compared to cash and cash equivalents of $4.2 million and working capital of $7.2 million as of December 31, 2010. In addition, we had $3.0 million available in an unused revolving line of credit as of September 30, 2011, as discussed in note 4 to the consolidated financial statements. This revolving line of credit is used as a Working Capital Loan and is due and payable on January 5, 2012, at which time we expect to renew this loan. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the nine month periods ended September 30 as indicated:

	2011	2010
Net cash provided by operating activities	$2,057,727	$538,667
Net cash used in investing activities	(4,192,705)	(2,157,712)
Net cash provided by financing activities	2,356,460	18,166

Net increase (decrease) in cash and cash equivalents	$221,482	$(1,600,879)

Operating Activities

Cash flows from operating activities are comprised of the net loss, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Cash provided by our operating activities totaled $2.1 million in the nine months ended September 30, 2011, as compared to cash provided of $539,000 from operating activities for the same prior year period. The increase in cash flows from operating activities is primarily due to the changes in accounts receivable and accrued billings in the current period. Changes in accounts receivable and accrued billings increased to $1.8 million from $(1.6 million), when comparing the nine months ended September 30, 2011 to the same period in 2010. The change in accounts receivable and accrued billings is mainly attributable to the decrease in revenue and to the current status of open projects, which are at a more advanced stage of completion and the majority of which have been invoiced and collected, when compared to the prior year. Operating cash flows normally fluctuate relative to the status of projects within both the real estate and electrical construction segments.

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

For the quarters ended September 30, 2011 and 2010, our DSO for accounts receivable was 50 and 71, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 30 and 18, respectively. The increase in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to the decrease in transmission revenue, as well as the billing status of several recently started major projects during the current quarter in 2011, compared to only one such project during the same period in 2010. As of November 8, 2011, we have received approximately 79.9% of our September 30, 2011 outstanding trade accounts receivable and have billed 79.9% of our costs and estimated earnings in excess of billings balance.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2011, was $4.2 million, compared to cash used of $2.2 million during 2010. The increase in cash used in our investing activities for the nine months ended September 30, 2011, when compared to 2010 is primarily due to the increase in capital expenditures during the current year period. These capital expenditures are mainly attributed to purchases of equipment, primarily trucks and heavy machinery used by our electrical construction segment for the upgrading and replacement of equipment. Our capital budget for 2011 is expected to total approximately $4.7 million, the majority of which is for upgrading of equipment and purchases of new equipment for the construction of concrete foundations and expansion efforts within the electrical construction segment. These purchases will be funded through our cash reserves and our equipment loan.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2011, was $2.4 million, compared to cash provided by financing activities of $18,000 during the prior year period. Our financing activities for the current year consisted mainly of net borrowings on our equipment loan of $3.5 million, offset by repayments on notes payable of $458,000 for the Pineapple House mortgage, and $638,000 on the electrical construction equipment loans. Our financing activities for the prior year period consisted mainly of proceeds of $1.1 million from our Equipment Loan and $500,000 from our Working Capital Loan. These borrowings were partially offset mainly by repayments on notes payable of $1.2 million for the Pineapple House Mortgage and $330,000 for the Equipment Loan. See note 4 to the consolidated financial statements for more information regarding these borrowings.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in our current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. We must maintain a tangible net worth of at least $12.5 million, no more than $500,000 in outside debt and a maximum debt to worth ratio of no greater than 1.25:1.0. We were in compliance with all of our covenants as of September 30, 2011.

The following are computations of these most restrictive financial covenants:

	Covenant	Actual as of September 30, 2011
Tangible net worth minimum	$12,500,000	$13,684,584
Outside debt not to exceed	500,000	—
Maximum debt/worth ratio not to exceed	1.25 : 1.0	.60 : 1.0

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

Item  4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management timely. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on September 15, 2011, permits the purchase of up to 3,500,000 shares until September 30, 2012. The Company did not purchase any of its Common Stock during the nine months ended September 30, 2011. As of September 30, 2011, the Company had a maximum of 1,154,940 shares that may be purchased under its publicly announced stock repurchase plan. Since the inception of the repurchase plan, the Company has repurchased 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Item 4.	(Removed and Reserved).

Item 6.	Exhibits

*10-1	Confirmation Letter of Modification to Loan Agreement

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	** Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2011		THE GOLDFIELD CORPORATION

	By:	/s/ John H. Sottile
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen R. Wherry
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)