Form 10-K
period 2011-12-31
GOLDFIELD CORP
filed 2012-03-27
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.6 million as of June 30, 2011 (the last business day of the registrant’s most recently completed second quarter), computed by reference to the price at which such common equity was last sold on such date.

The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 23, 2012 was 25,451,354.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Goldfield Corporation’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.	Business.

General

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently primarily engaged in electrical construction, including (the placement of fiber optic cable) and, to a much lesser extent, real estate development. Unless the context otherwise requires, the terms “Goldfield” and “the Company” as used herein mean The Goldfield Corporation and its consolidated subsidiaries. The electrical construction operation serves electric utilities and industrial companies throughout much of the United States. The primary focus of the real estate operations has been on the development of luxury condominium projects on the east coast of Florida, none of which are currently under construction. For financial information by business segment, see note 18 to the consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Financial Information About Geographic Areas

During the years ended December 31, 2011 and 2010, we operated primarily in the United States and had no material foreign operations.

Employees

As of February 29, 2012, we had 163 employees, including 139 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We have no unionized employees and believe that our relationship with our employees is good.

Electrical Construction

Through our subsidiary, Southeast Power Corporation (“Southeast Power”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power, headquartered in Titusville, Florida, performs electrical contracting services primarily in the southeastern, mid-Atlantic and western regions of the United States. Southeast Power has recently opened a new facility in Bastrop, Texas, in addition to its facilities in Titusville, Florida, and Spartanburg, South Carolina.

Our electrical construction business includes the construction of transmission lines, concrete foundations, distribution systems and substations, and other electrical installation services for utility systems and industrial and specialty projects. We also perform fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).

Our customers include many of the leading companies in the industries we serve. Representative customers include:

Florida Power & Light Company	Duke Energy Corporation
CPS Energy	Orlando Utilities Commission
Santee Cooper (South Carolina Public Service Authority)	Dominion Resources, Inc.

Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. In the year ended December 31, 2011, our top three customers accounted for approximately 53% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

It is our policy to commit ourselves only to the amount of work we believe we can properly supervise, equip and complete to the customer’s satisfaction and timetable. As a result of this policy and the magnitude of some of the construction projects undertaken by us, a substantial portion of our annual revenue is derived from a relatively small number of customers, the specific identity of which vary from year to year. See note 18 to the consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.

Construction is customarily performed pursuant to the plans and specifications of customers. We generally supply the management, labor, equipment and tools, while customers generally supply most of the required materials. Most projects have a duration of six months or less, although some contracts may extend beyond one year.

Revenue and results of operations in our electrical construction business can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns and system loads. The Company performs electrical construction services throughout most of the United States, but historically, these services have been performed primarily in the southeast region of the United States. Electric utility customers normally perform their system upgrades and maintenance work during off-peak seasons when the demand for electrical power is reduced, which is in the first two quarters of the year in the southeast region. This pattern is typically reflected by a reduction in the number of our active projects in the third quarter. However, since hurricane season normally peaks during the third quarter, this reduction can be offset with storm restoration work resulting from hurricane damage.

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

Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog also includes certain service agreements that contain multiple year terms which fall into the category of unit price contracts. The projected backlog amounts for these service agreement contracts are based on our historical work from these customers. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate. Our backlog at December 31, 2011, was $12.2 million, of which $12.1 million is believed to be firm due to the nature of our fixed priced contracts and $100,000 of which is attributable to service agreements. Of our total backlog, 100% is reasonably expected to be completed by December 31, 2012. This compares to a backlog of $5.1 million as of December 31, 2010, of which $3.1 million was believed to be firm from fixed priced contracts and $1.9 million of which was attributable to service agreements.

Since December 31, 2011, our electrical construction backlog has increased significantly. We estimate the backlog at February 27, 2012, to be approximately $77.8 million, with $55.0 million expected to be completed during 2012. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In certain circumstances, we are required to provide performance and payment bonds issued by a financial institution known as a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations as presently conducted. As of December 31, 2011, outstanding performance bonds issued on behalf of our electrical construction subsidiary amounted to $9.3 million. At March 1, 2012, such bonds totaled $123.4 million.

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

The administrative and maintenance offices of our South Carolina facilities are located on a 2.2-acre tract of land in Spartanburg, South Carolina, and also owned by the Company. The office building is approximately 1,500 square feet and the maintenance facilities are approximately 2,500 square feet.

The Company also owns and operates administrative and warehouse facilities located on 13.2 acres of land in Bastrop County, Texas. The administrative building is approximately 1,250 square feet, and the warehouse facilities are approximately 3,750 square feet. This property also includes a portable facility for security personnel.

We believe that the aforementioned properties are currently in good condition and properly maintained.

Real Estate

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”), we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. In addition, on an opportunistic basis, we also engage in single family homebuilding. We intend to continue to use our knowledge of the local real estate market obtained through our condominium development operations to selectively pursue opportunities as they arise. During 2011, our recent homebuilding operation consisted of two residential lots, on which two single family homebuilding projects’ construction has commenced.

Over the past several years we have developed five condominium projects. Our most recently completed condominium project, Pineapple House, is an eight-story building containing thirty-three luxury river-view condominium units located in Melbourne, Florida, of which only two units remained unsold as of December 31, 2011. This is the first phase of a planned multi-phase development. This first phase was completed on budget and in a timely manner, and we believe the project is attractive and of high quality. Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities.

We generally purchase land and pay for architectural, engineering and various other costs with cash reserves. Construction costs are generally funded by bank financing, none of which was outstanding as of December 31, 2011.

As of both December 31, 2011 and 2010, we had no condominium properties under construction and no backlog (outstanding real estate contracts for sale excluding partial revenue already recognized on said contracts under the percentage of completion method) in the real estate segment. However, we own vacant property on which we plan to build two condominium buildings, which will comprise Phase II and Phase III of the Pineapple House project. Although we have delayed the sales and construction of new condominium projects, we believe the real estate market in our area will ultimately improve and we will resume our plans for this vacant property. However, we can provide no assurance about the real estate market or our future plans.

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

The housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Depressed local unemployment levels also affect the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our real estate properties, the commencement and development of new projects, and on the results of our real estate development operations.

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

Our electrical construction customer base is highly concentrated. For example, in the year ended December 31, 2011, our top three customers accounted for approximately 53% of our consolidated revenue, as discussed in note 18 to our consolidated financial statements herein. Our revenue could materially decline if we lose one or more of our significant customers. In addition, revenue under our contracts with significant customers may vary from period-to-period, depending on the timing and volume of work which such customers order in a given period, and a result of competition from the in-house service organizations of our customers. Reduced demand for our services or the loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins, profits and cash receipts, which could be material.

The electrical construction industry is highly competitive.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. Some of our competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than we can provide. Many of our current and potential competitors, especially our competitors with national scope, also may have significantly greater financial, technical and marketing resources than we do. If we fail to compete favorably with new or existing competitors, our results of operations and financial condition could be adversely affected.

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

In our electrical construction business, we have from time to time experienced shortages of certain types of qualified personnel. The commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements, and the aging utility workforce also deplete the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire sufficient project managers for new electrical construction projects. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenue.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

As discussed in Critical Accounting Estimates and in the notes to our consolidated financial statements included herein, a significant portion of our revenue in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed price contracts. For the percentage-of-completion accounting practice, we use results in our recognizing contract revenue and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profit for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.

We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers mainly include gas and electric utilities and telecommunication companies. As of December 31, 2011, we had net accounts receivable of $9.0 million and costs and estimated earnings in excess of billings of $947,000. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Furthermore, bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all. The failure or delay in payment by our customers could reduce our cash flows and adversely impact our liquidity and profitability.

Amounts included in our backlog may not result in revenue or translate into profits.

Backlog for our electrical construction operations at December 31, 2011 and February 27, 2012, were $12.2 million and $77.8 million, respectively, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice (typically 30-90 days), even if we are not in default under the contract. In addition, $126,000 of these uncompleted contracts are service agreements that contain multiple year terms which fall into the category of unit price contracts. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. For these service agreements, we project the backlog amount based on our historical work from each customer. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. As a result, even if we realize all of the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.

Our projects are subject to numerous hazards. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and could have difficulty procuring adequate insurance.

Hazards experienced as a result of our electric construction operations include electrocutions, fires, mechanical failure and transportation accidents. These hazards can cause and have caused personal injury and loss of life, severe damage to or destruction of property and equipment, and other consequential damages, including blackouts, and may result in suspension of our operations on a project, large damage claims, and, in extreme cases, criminal liability. At any given time, we are subject to workers’ compensation claims and claims by employees, customers and third parties for property damage, loss of life and personal injuries resulting from such hazards or other workplace accidents. Further, regulatory changes implemented by the Occupational Safety and Health Administration could impose additional costs on us. Notwithstanding our investment of substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk and we may be unable to avoid accidents resulting from the hazards described above and the associated liability exposure, which may be significant. Furthermore, if serious accidents or fatalities were to occur or if our safety record were to deteriorate, we could become ineligible to bid on certain projects and could be terminated from existing projects, our reputation and our prospects for future projects could be negatively affected, and we could be required to expend additional resources on health and safety programs. In addition, if our safety record were to significantly deteriorate, it would become more difficult and expensive for us to procure adequate insurance.

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

Increases in the cost of fuel could have a negative impact on our operating margins.

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

Delays in the receipt of materials could result in delays in the performance of our services.

There is an increased demand for fiber optic cable because our customers are expanding the capacity of their networks. In addition, fiber optic cable suppliers have experienced and could further experience delays in the delivery of materials. While there have not been significant delays to date, future delays could adversely affect the timing of the construction and maintenance services we provide to our customers.

Our capital expenditures may fluctuate as a result of changes in business requirements.

Our anticipated capital expenditure requirements may vary from time to time as a result of changes in our business. Increased capital expenditures will use cash flow and may increase our borrowing costs if cash for capital expenditures is not available from operations.

We may be unable to secure sufficient independent subcontractors to fulfill our obligations, or our independent subcontractors may fail to satisfy their obligations.

We utilize independent subcontractors to complete work on a portion of our projects. If we are unable to secure independent subcontractors at a reasonable cost or at all, we may be delayed in completing work under a contract or the cost of completing the work may increase. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they performed. Any of these factors could adversely affect the quality of our service, our ability to perform under certain contracts and the relationship with our customers, which could have an adverse effect on our results of operations, cash flows and liquidity.

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

The homebuilding and condominium industry is in the midst of a severe downturn that may continue for an indefinite period and continue to adversely affect our business. A continuing decline in the demand for housing coupled with an increase in the inventory of available condominiums and other homes could adversely affect our sales volume and pricing even more than has occurred to date and, as a result, could reduce our earnings.

The homebuilding industry is in the midst of a severe downturn and the housing market in our area continues to be characterized by high levels of foreclosed homes, reduced levels of consumer demand for new homes, aggressive price competition among homebuilders and increased incentives for home sales. As a result, we, like many other builders, have experienced a decline in demand for new homes. These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate. We expect the continued weakness in the housing market will adversely affect this business segment as compared to prior periods and could result in additional inventory impairments in the future.

An oversupply of alternatives to new homes, such as rental properties and resale homes, has depressed prices and reduced margins. This combination of lower demand and higher inventories affects both the number of new homes that we can sell and the prices at which we can sell them. We have no basis for predicting how long supply and demand will remain out of balance in the market where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our real estate development operations and where prospective purchasers of our homes live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth may reduce demand and depress prices for our new homes. This, in turn, can reduce our earnings.

The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions such as: employment levels, availability of financing for homebuyers, interest rates, consumer confidence, levels of new and existing homes for sale, demographic trends and housing demand. If any adverse conditions affect our markets, they could have a proportionately greater or lesser impact on us versus other homebuilding companies. An excess supply of housing, including homes held for sale by investors, banks and other lending institutions, can also lower new home prices and reduce our gross margins on new home sales.

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

The homebuilding industry is highly competitive and, if others are more successful, our business could decline.

We operate in a very competitive environment, which is characterized by competition from a number of other real estate developers. We compete with large national and regional development companies and with smaller local firms for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, or “previously owned,” home market. Increased competition could cause us to increase our selling incentives and/or reduce our prices. Increased competition could also result in an oversupply of condominiums or other housing alternatives available for sale, which could depress the prices at which we can sell our homes, and increase the length of time it takes us to sell them. If a failure to compete effectively resulted in our selling fewer homes at lower prices, our results of operations and financial condition would be adversely affected.

If land is not available at reasonable prices, our sales and earnings could decrease.

Our real estate development operations depend on our ability to obtain land at reasonable prices for the development of our residential projects. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential developments. If the supply of land appropriate for development of our residential projects becomes more limited because of these factors, or for any other reason, the cost of land could increase, which could reduce the profitability of our real estate development operations if we are unable to recover these costs in the sales prices of our homes, and the number of homes that we build and sell could be reduced, which would reduce our revenue.

If the market value of our land and developments drops significantly, our profits could decrease.

The market value of our land and completed inventories of our real estate development operations depends on market conditions. We acquire land for replacement of land inventory and expansion within our current market. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits, and may not be able to recover our costs when we sell our property or finished product. In the face of adverse market conditions, we may have substantial inventory carrying costs or may have to sell land or completed units at a loss, which would have an adverse effect on our results of operations and financial condition. For example, the continued decrease in land sale activity, the lack of active comparable land valuations, and the continued delay in construction of the additional phases of the Pineapple House project, prompted management to reevaluate our land carrying value as of December 31,

2011. During the year ended December 31, 2011, we recognized an impairment write-down to our real estate land property of $112,000. Furthermore, if there is a decrease in demand for homes such that the market value of a home is less than the purchase price reduced by the deposit made by a buyer, the buyer may elect to forfeit their deposit to us and have no further obligation to purchase the home, resulting in a loss of revenue, operating income and a possible write-down of our inventory.

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

Increases in taxes or government fees could increase our costs, and adverse changes in tax laws could reduce customer demand for our homes.

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, or to provide low and moderate income housing, could increase our costs and have an adverse effect on our real estate development operations if we are unable to recover these costs in the sales prices of our homes. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and adversely affect our revenues.

Our real estate business is concentrated in Florida, which increases our exposure to local adverse events.

In our real estate development operations, we currently develop and sell homes only on the east coast of Florida. As a consequence, our exposure to local adverse events, such as natural disasters or changes in economic conditions, is increased. In particular, Florida is affected by tropical storms and hurricanes, which can damage or destroy buildings, including condominiums. The occurrence of such a storm or other natural disaster could result in delays in construction and shortages and increased costs of labor and building materials. Any such delays or additional costs could adversely affect the profitability of our real estate development operations.

Additionally, the inability of property owners to obtain cost-effective insurance could have an adverse effect on demand for property in our markets, which could reduce our revenue. Furthermore, there are periods of time during which insurance companies will not write policies because of the presence of a named storm that may pass over the areas in which we sell homes. During these periods, home closings in areas that could be affected by such a storm will be delayed until the risk of the storm has passed and the required insurance can be obtained.

Adverse weather conditions and conditions in nature beyond our control could significantly impact our quarterly revenue and profitability.

In our real estate development operations, adverse weather conditions and natural disasters, such as, but not limited to: hurricanes, tornadoes, floods and fires, can have serious effects on our ability to perform work. We also may be affected by unforeseen engineering, environmental or geological problems. Any of these adverse events or circumstances could cause delays in the completion of, or increase the cost of, our projects and, as a result, could adversely affect our sales, earnings and profitability.

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

Our ability to develop residential properties may be affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people (such as carpenters, roofers, electricians and plumbers), lack of availability of adequate utility infrastructure and services, our need to rely on local subcontractors who may not be adequately capitalized or insured, and shortages, or delays in availability, or fluctuations in prices of, building materials. Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing one or more of our projects. If we are not able to recover these increased costs by raising the prices of our homes we might decide to postpone or cancel the development of projects on which we have not yet begun construction. If that happens, our operating results could be harmed. Additionally, we may be limited in the amount we can raise sales prices by our customers’ unwillingness to pay higher prices.

Product liability litigation, warranty claims, subcontractors liability and subcontractor defective work claims arising in the ordinary course of business may be costly, which could adversely affect our business.

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

We rely on subcontractors to perform much of the actual construction of our homes, and in many cases, to select and obtain raw materials. Despite our detailed specifications and quality control procedures, in some cases, improper construction processes or defective materials can occur. The cost of complying with our warranty obligations in these cases may be significant if we are unable to recover the cost of repair from subcontractors, materials suppliers and insurers. We also can suffer reputational damage, and may be exposed to possible liability, if subcontractors fail to comply with all applicable laws, including laws involving things that are not within our control. Because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage or our subcontractors’ insurance and financial resources, will be adequate to address all warranty, construction defect and liability claims in the future.

If we are not able to obtain suitable financing, our business may decline.

Our real estate development operations depend substantially on our ability to obtain financing for the development of our projects. If we are not able to obtain suitable financing, our costs would increase and our revenue would decrease, or we could be precluded from continuing our operations at current levels. Increases in interest rates can make it more difficult and expensive for us to obtain the funds we need to operate our business, which would have an adverse effect on our profitability.

If our potential customers are not able to obtain suitable financing, our business may decline.

Our real estate development operations also depend on the ability of our potential customers to obtain mortgages for the purchase of our real estate properties. The mortgage lending industry has experienced significant instability. As a result of increased default rates, particularly (but not entirely) with regard to sub-prime and other non-conforming loans, many lenders have reduced their willingness to make and tightened their credit requirements with regard to, residential mortgage loans. Fewer loan products and stricter loan qualification standards may make it more difficult for some borrowers to finance the purchase of our homes. Increases in the cost of home mortgage financing could prevent our potential customers from purchasing our real estate properties. In addition, where our potential customers must sell their existing homes in order to buy a new home from us, increases in mortgage costs could prevent the buyers of our customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a home from us. Furthermore, changes in government sponsored entities involved in the residential mortgage market such as Fannie Mae and FHA could affect mortgage rates, down payment requirements and our customers’ ability to obtain affordable financing, which could subsequently affect our customers’ ability to purchase our products. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, our sales and revenue could decline.

We depend upon the availability and skill of general contractors and subcontractors.

Substantially all our construction work is done by subcontractors working for us or a general contractor we select for a particular project. Accordingly, the timing and quality of our construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with any particular general contractor, subcontractors or suppliers. Although we believe that our relationships with our general contractors, subcontractors and suppliers are good, we cannot assure you that skilled subcontractors will continue to be available to us at reasonable rates. The inability to contract with skilled subcontractors or general contractors at reasonable costs on a timely basis could limit our ability to build and deliver projects and could have a material adverse effect on the operating results of our real estate development operations. Additionally, if there is an impairment, bankruptcy or default by the general contractor or subcontractors, our production, revenue and operating income may be adversely affected.

We rely on outside professionals whose errors could increase our costs.

We often collaborate with numerous professionals such as architects, engineers and general contractors in the development of our real estate projects. In the course of our business, we rely on the work of these professionals to help design and build the projects that we develop, and errors in their work can create significant increases in cost and delays in construction.

Our revenue and operating results have fluctuated in the past and may continue to do so in the future.

Our revenue and operating results from real estate development operations are subject to fluctuations. Because we typically do not have more than one or two projects under development at any time, factors such as the timing of the start of construction of new projects, the timing of receipt of regulatory approvals for development and construction, and others, can cause our revenue and operating results to vary from period to period and from year to year. Accordingly, the historical financial performance of our real estate development operations is not necessarily a meaningful indicator of future results for any particular period, and quarter-to-quarter comparisons should not be relied upon as an indicator of future performance.

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

Insurance and surety companies may take actions that could negatively affect our business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverage, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs, which could have a material adverse effect on our business.

Reduced numbers of home sales extend the time it takes us to recover land purchase and property development costs.

We incur many costs even before we begin to build homes in a community. These include costs of preparing land and installing utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build homes extends the length of time it takes us to recover these costs.

Risks Related to our Business

Environmental matters and climate change impacts.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changing rainfall patterns, changing storm patterns and intensities and changing temperature levels. Because our operating results are significantly influenced by weather, substantial changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in drier weather and milder temperatures over a greater period of time in a given period, we may be able to increase our productivity, which could have a positive impact on our revenues and gross margins. In addition, if climate change results in an increase in severe weather, such as hurricanes, intense rainfall and ice storms, we could experience a greater amount of higher margin emergency restoration service work, which generally has a positive impact on our gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather over a greater period of time in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.

We are subject to numerous federal, state, local and environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water and groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under some of these laws and regulations, such liabilities can be imposed for cleanup of previously operated properties regardless of whether we directly caused the contamination or violated any law at the time. The presence of any contamination from substances or wastes could interfere with ongoing operations. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations and also could be subject to a revocation of our permits, which could materially and adversely affect our business and results of operations.

From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to our operations. We believe that we are in compliance with our environmental obligations to date and that any such obligations should not have a material adverse effect on our business or financial performance.

Climate change issues may result in the adoption of new environmental regulations that may unfavorably impact us, our suppliers, our customers, and subsequently effect how we conduct our businesses. This could also cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers, or both, incurring additional compliance costs that are passed on to us. These costs may adversely impact our operations and financial condition. In addition, developments in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties, equipment and our processes without a corresponding increase in revenue.

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

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, or acts of terrorism, may cause disruption to the economy, our company, our employees and our customers, which could adversely impact our total revenue and earnings.

We may not be able to utilize all of our deferred tax assets.

As of December 31, 2011, we have determined that we are in a cumulative income tax loss position based on the guidance in ASC Topic 740, Income Taxes. Due to this cumulative loss position and lack of sufficient objective evidence regarding the realization of our deferred tax assets in the foreseeable future, we have recorded a full valuation allowance against our net deferred tax assets. Although we do expect to recover from the current economic downturn to normal profit levels in the future, it may be necessary for us to record additional valuation allowances related to operating losses. Valuation allowances could materially increase our income tax expense or reduce our income tax benefit, and therefore adversely affect our results of operations and tangible net worth in the period in which such valuation allowance is recorded.

We could be adversely affected by liabilities associated with our former mining business.

The Company was previously engaged in mining activities, and ended all such activities approximately nine years ago. However, we could still be liable for previous activities at sites we once owned.

The violation of our debt covenants imposed by our credit facility could impact our access to that credit facility and therefore our cash flows.

Our debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Our loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. Although we are in compliance with all covenants, if we were to experience substantial consecutive losses, absent a modification of the loan agreement or a waiver, this could result in a violation of the financial covenants. A violation of our financial covenants will give the right to our lender to accelerate our loans. Under these circumstances, there can be no assurance that we could obtain a modification or waiver. The acceleration of all of our loans would adversely affect our cash flows and consequently our results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

For information with respect to the principal properties utilized in the Company’s operations, see “Item 1. Business.”

The Company’s principal office is located in Melbourne, Florida, where we lease 7,586 square feet of space at a monthly rental rate of $10,200. The lease was renewed for an additional six year term in October 2011, and now expires in October 2017.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NYSE Amex under the symbol GV. Our Common Stock is the longest traded security on the NYSE Amex and its predecessor exchanges, having commenced trading in 1906. The following table shows the reported high and low sales price at which our Common Stock was traded in 2011 and 2010:

	2011		2010
	High	Low	High	Low
First Quarter	$0.38	$0.28	$0.49	$0.36
Second Quarter	0.49	0.33	0.46	0.35
Third Quarter	0.43	0.26	0.38	0.27
Fourth Quarter	0.32	0.24	0.37	0.25

As of March 23, 2012, there were 8,534 holders of record of our Common Stock.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 15, 2011, permits the purchase of up to 3,500,000 shares until September 30, 2012. We did not purchase any of our Common Stock during 2011. As of December 31, 2011, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors.

Item 6.	Selected Financial Data.

The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2011:

	Year Ended December 31,
	2011		2010		2009		2008		2007
	(In thousands except per share and share amounts)
Continuing operations:
Revenue
Electrical construction	$31,743		$31,385		$27,772		$29,062		$26,762
Real estate development	1,089		1,983		1,474		2,383		537	(1)

Total revenue	$32,831		$33,368		$29,246		$31,445		$27,299

Income (loss) from continuing operations
Electrical construction	3,296		2,046		(130)		1,219		456
Real estate development	(81	) (4)	154		(3)		(3,954	) (2)	(1,352	) (3)
Corporate	(2,269)		(2,300)		(2,332)		(2,564)		(2,602)

Income (loss) before taxes from continuing operations	946		(100)		(2,465)		(5,299)		(3,498)

Income tax provision	74	(5)	35	(5)	(537	) (5)	(23	) (5)	(1,196)

Net income (loss) from continuing operations available to common stockholders	873		(135)		(1,928)		(5,276)		(2,302)

Discontinued operations:
Gain (loss) from operations, net of tax	1	(6)	(118	) (6)	—	(6)	(111	) (6)	(19	) (6)

Net income (loss)	$874		$(253)		$(1,927)		$(5,387)		$(2,321)

Earnings (loss) per share — basic and diluted:
Continuing operations	$0.03		$(0.01)		$(0.08)		$(0.21)		$(0.09)
Discontinued operations	—		—		—		—		—

Net income (loss)	$0.03		$(0.01)		$(0.08)		$(0.21)		$(0.09)

Weighted average shares outstanding:
Basic	25,451,354		25,451,354		25,451,354		25,451,354		25,451,354
Diluted	25,451,354		25,451,354		23,451,354		25,451,354		25,451,354

Balance sheet data:
Total assets	$26,611		$20,959		$21,662		$25,499		$32,867
Long term debt and capital lease obligations, including current portion	5,903		3,330		2,779		5,738		4,021
Shareholders’ equity	15,332		14,458		14,711		16,638		22,025
Working capital	8,049		7,200		7,071		10,861		13,774

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

(4)	Reflects the $112,000 impairment write-off to the Pineapple House Phase II and III land carrying value in the fourth quarter of 2011.
(5)

Reflects the change in the valuation allowance of $(496,000), $(31,000), $324,000 and $1.9 million against the deferred tax assets for the years ended December 31, 2011, 2010, 2009 and 2008, respectively.

(6)	In each of the five years, the Company recognized a gain (loss) in Discontinued Operations as described in note 7 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a provider of electrical construction services throughout much of the United States and a developer of condominiums on the east coast of Florida. In addition, on an opportunistic basis, we also engage in single family homebuilding. We report our results under two reportable segments, electrical construction and real estate development. For the year ended December 31, 2011, our total consolidated revenue was $32.8 million, of which 97% was attributable to the electrical construction segment and 3% to the real estate development segment.

Through our subsidiary, Southeast Power Corporation (“Southeast Power”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies, and electric utilities. Southeast Power, headquartered in Titusville, Florida, performs electrical contracting services primarily in the southeastern, mid-Atlantic and western regions of the United States. Southeast Power has recently opened a new facility in Bastrop, Texas, in addition to its facilities in Titusville, Florida, and Spartanburg, South Carolina.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. For example, for the years ended December 31, 2011 and 2010, three of our customers accounted for approximately 53% and 45% of our consolidated revenue, respectively. The loss of, or decrease in current demand from, one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”), we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. In addition, on a very limited and opportunistic basis, we occasionally engage in single family homebuilding. Our most recently completed condominium project, Pineapple House, is an eight-story building in Melbourne, Florida, containing thirty-three luxury river-view condominium units, of which only two units remained unsold as of December 31, 2011. It is the first phase of a planned multi-phase development. As of December 31, 2011, our recently commenced homebuilding operations consisted of two single family home properties under construction. As of December 31, 2010, there were no real estate properties under construction.

Our customers generally are pre-retirement, retirement or second homebuyers seeking higher quality, maintenance free residences with generous amenities. However, the housing market has experienced the most significant downturn in recent history. The credit markets and mortgage industry have experienced a period of unparalleled instability, and this disruption has affected buyers’ ability to secure financing for home purchases. Foreclosures and distress sales continue to adversely affect market conditions. Increasing local unemployment levels is another factor affecting the real estate market. As a result of these and other factors, we continue to postpone commencement of the next phase of the Pineapple House project until market conditions improve. We are unable to predict when market conditions will improve. Market conditions may continue to have an adverse impact on the sales and pricing of our real estate properties, the commencement and development of new projects and on the results of our real estate development operations. We have completed the first phase of the Pineapple House project on budget and in a timely manner, and believe the project is attractive and of high quality. Furthermore, we are no longer incurring construction costs with respect to this phase and our share of the holding costs on the unsold units is expected to be no more than $11,000 annually.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, real estate development projects, and deferred income tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosure with the Audit Committee of the Board of Directors.

Percentage of Completion – Electrical Construction Segment

We recognize revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total cost incurred to date, in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, is impacted by several factors including, but not limited to: changes in productivity and scheduling, the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials, and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of December 31, 2011 and 2010, were $74,000 and $66,000, respectively. For both the years ended December 31, 2011 and 2010, the accrued contract losses are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value in accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets. As of December 31, 2011, management reviewed the real estate inventory for impairment. ASC Topic 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to reduce the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In determining the need for recording any impairment on our real estate inventory, management reviews the carrying value of the remaining inventory. Management considers sales expectations and the historical pace of sales. Management also evaluates the margins of the property sold, current selling prices and any property under contract. Considering these factors, we establish three probability scenarios for the amount of inventory we project to sell over the next twelve months, and each successive twelve month period, until all properties are projected to be sold. We estimate the number of properties that will be sold using 60%, 30% and 10% levels of probability.

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

We estimate the fair value of our condominium units by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed condominium units, we use various estimates such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within our market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in our market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining condominium units in our Pineapple House project, we used a discount rate of 18%.

In addition, we have applied sensitivity factors to our impairment analysis. If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet. For example, we performed a sensitivity test for the three key assumptions in our real estate inventory impairment test: current selling prices, discount factor, and projected absorption pace. Based on these analyses, we determined that a ten percent decrease in the estimated selling prices of the properties in inventory, an increase of ten percent in the estimated discount factor used in our calculation, or a decrease of one unit in the estimated number of condominium units to be sold over the next twelve months, each calculated separately, had no impact on the carrying value of our real estate inventory as of December 31, 2011, or December 31, 2010, because even using these adverse assumptions, we still estimate the fair value of our condominium inventory to be at or above its carrying value, based on our discounted cash flow model.

As of December 31, 2011, our real estate inventory consisted of one condominium project with two remaining condominium units. During the year ended December 31, 2011, two condominium units, or 50% of the remaining units at the end of the prior year, were sold in excess of their carrying values and one additional unit was purchased and resold at its carrying value. In addition, the units sold are similar to the units remaining to be sold. We are selling at substantially our current asking price, which is in excess of our carrying costs. Based on the above, management determined that no impairment to our current real estate inventory was necessary.

Other Long-Lived Assets Valuation

As described above, we carefully monitor the value of the real estate inventory, and we also regularly perform impairment analysis on the electrical construction segment’s property and equipment balances. In conducting our impairment testing, we have considered whether the decrease in our market capitalization below our book value should be a specific triggering event necessitating impairment testing. We note that our market capitalization is significantly lower than our book value. While market capitalization is an indicator of market sentiment on a particular day, the day-to-day share price of our stock at particular points in time may not, and frequently does not, fairly reflect the value of our significant assets, primarily the real estate inventory of our real estate segment and the investment in the equipment of our electrical construction segment. We further note that in almost all of the past eighteen years our market capitalization has been significantly below our book value.

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

The continued decrease in land sale activity, the lack of active comparable land valuations and the continued delay in construction of the additional phases of the Pineapple House project prompted management to reevaluate our land carrying value as of December 31, 2011. During the year ended December 31, 2011, we recognized an impairment write-down of $112,000 to our land carrying value based on a fair value appraisal prepared by an independent third party. There was no impairment write-down to our land carrying value during the year ended December 31, 2010.

Specifically, in our evaluation for potential impairment, we determine the value of our real estate inventory, as well as our investments in electrical construction property and equipment using a fair value methodology, as further described in “Note 1 – Organization and Summary of Significant Accounting Policies – Inventory,” and “Note 1 – Organization and Summary of Significant Accounting Policies – Property, Buildings, Equipment and Depreciation,” and in accordance with ASC Topic 820.

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

As of December 31, 2011, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards and real estate inventory basis differences on unsold residential units (refer to note 6 to the consolidated financial statement). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Based upon an evaluation of all available evidence, we established a full valuation allowance against our net deferred tax assets beginning in 2008. Our cumulative loss position over the evaluation period was significant negative evidence in assessing the need for a valuation allowance. Consequently, our future provision for income taxes will include no tax benefit with respect to taxable losses incurred, and limited tax expense with respect to income generated, until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination is made.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the two year period ended December 31 as indicated:

	2011	2010
Electrical construction
Revenue	$31,742,626	$31,384,594
Operating expenses
Cost of goods sold	25,276,055	26,310,355
Selling, general and administrative	246,919	269,890
Depreciation	2,772,690	2,685,132
Loss (gain) on sale of assets	6,179	(2,425)

Total operating expenses	28,301,843	29,262,952

Operating income	$3,440,783	$2,121,642

Real estate development
Revenue	$1,088,647	$1,983,385
Operating expenses
Cost of goods sold	718,584	1,360,751
Selling, general and administrative	350,566	433,516
Depreciation	2,124	3,352
Impairment of real estate property	112,219	—
Loss on sale of assets	—	255

Total operating expenses	1,183,493	1,797,874

Operating (loss) income	$(94,846)	$185,511

Revenue

Total revenue in the year ended December 31, 2011, decreased by 1.6% to $32.8 million, compared to $33.4 million in the year ended December 31, 2010, mainly due to the decrease in real estate revenue.

Electrical construction revenue increased 1.1% to $31.7 million for the year ended December 31, 2011, compared to $31.4 million for the year ended December 31, 2010. The increase in revenue for the year ended December 31, 2011, when compared to the same period in 2010, was largely due to an increase in demand for our electrical construction services, particularly our transmission work, mainly during the fourth quarter of 2011, partially offset by a decrease in fiber splicing in 2011. The varying magnitude and duration of electrical construction projects may result in substantial fluctuation in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. At December 31, 2011, the approximate value of uncompleted contracts was $12.2 million, compared to $5.1 million at December 31, 2010. We expect to complete 100% of this backlog during the year ending December 31, 2012. We cannot project the levels of future demand for construction services.

Since December 31, 2011, our electrical construction backlog has increased significantly. We estimate the backlog at February 27, 2012, to be approximately $77.8 million, with $55.0 million expected to be completed during 2012. This backlog increase was in large part attributable to Southeast Power’s expansion during 2011 of its geographical footprint into Texas and establishment of permanent facilities there, with a view to obtaining work associated with the Competitive Renewable Energy Zones (“CREZ”) wind generation projects. On February 27, 2012, Southeast Power was selected as prime contractor by South Texas Electric Cooperative Inc., to build a 110 mile long 345kV transmission line, as part of a CREZ project. Southeast Power estimates revenue of approximately $52.0 million from this project, which is scheduled to be completed by July 31, 2013. We believe that work from other electric utilities and on other CREZ projects will provide a good opportunity for possible further growth in this region.

Revenue from our real estate development operations decreased 45.1% to $1.1 million for the year ended December 31, 2011, compared to $2.0 million for the year ended December 31, 2010. This decrease was mainly due to the amount, type, and sales price of the properties sold during 2011, when compared to 2010. During the year ended December 31, 2011, a total of three condominium units from our Pineapple House project were sold and we had no residential property sales. During the year ended December 31, 2010, a total of four condominium units from our Pineapple House project and four residential properties were sold.

As of December 31, 2011, the real estate development operation segment’s recently commenced homebuilding operations consisted of two single family home properties under construction and had no backlog.

Operating Results

Total operating income was $1.1 million for the year ended December 31, 2011, compared to an operating loss of $18,000 in 2011, an increase of $1.1 million. Electrical construction operations operating income increased by $1.3 million to $3.4 million in the year ended December 31, 2011, compared to operating income of $2.1 million during the year ended December 31, 2010. Operating margins on electrical construction operations increased to 10.8% for the year ended December 31, 2011, from 6.8% for the year ended December 31, 2010. The increase in operating margins was largely the result of an increase in higher margin projects, attributable to a higher utilization of Company assets on projects, instead of renting similar equipment, mainly for transmission projects and primarily during the fourth quarter of 2011, when compared to the same period in the prior year.

Real estate development operations had an operating loss of $95,000 in the year ended December 31, 2011, compared to operating income of $186,000 in the year ended December 31, 2010, a decrease of $280,000. Operating margins on real estate development operations decreased to (8.7)% for the year ended December 31, 2011, from 9.4% for the year ended December 31, 2010. This decrease in operating margins was mainly due to the impairment write-down of real estate property totaling $112,000, recorded during the year ended 2011, when compared to the same period in the prior year.

As of December 31, 2011, we held two Pineapple House condominium units for sale and we had two single family home properties under construction.

Costs and Expenses

Total costs and expenses, and the components thereof, decreased to $31.8 million in the year ended December 31, 2011, from $33.4 million in the year ended December 31, 2010, a decrease of 4.8%.

Electrical construction cost of goods sold decreased to $25.3 million in the year ended December 31, 2011, from $26.3 million in the year ended December 31, 2010, a decrease of 3.9%. The decrease in costs is mainly due to the aforementioned increase in higher margin projects, due to the higher utilization of Company assets, primarily during the fourth quarter of 2011, when compared to the same period in 2010.

Costs of goods sold for real estate development operations decreased to $719,000 for the year ended December 31, 2011, from $1.4 million for the year ended December 31, 2010. The decrease in costs of goods sold is primarily attributable to the variance in the type, amount, and carrying costs of the properties sold during the year ended 2011, when compared to the same period in 2010.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the years ended December 31 as indicated:

	2011	2010
Electrical construction	$246,919	$269,890
Real estate development	350,566	433,516
Corporate	2,258,549	2,256,435

Total	$2,856,034	$2,959,841

SG&A expenses decreased 3.5% to $2.9 million in the year ended December 31, 2011, from $3.0 million in the year ended December 31, 2010. The decrease in SG&A expenses was mainly due to decreases in selling expenses within the real estate segment mainly attributable to the decrease in revenue, when compared to the same prior year period. As a percentage of revenue, SG&A expenses decreased to 8.7% for 2011, from 8.9% in 2010, due primarily to the aforementioned decreases in SG&A expenditures in the current year, when compared to the same period in 2010.

The following table sets forth depreciation expense for each segment for the years ended December 31 as indicated:

	2011	2010
Electrical construction	$2,772,690	$2,685,132
Real estate development	2,124	3,352
Corporate	33,336	68,779

Total	$2,808,150	$2,757,263

Depreciation expense remained relatively unchanged at $2.8 million during the year ended December 31, 2011 and 2010.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2011	2010
Income tax provision	$73,608	$34,601
Effective income tax rate	7.8%	34.6%

Our effective tax rate for the year ended December 31, 2011, was 7.8%. Our income tax provision includes only state income tax expense attributable to a subsidiary, and does not reflect the federal statutory rate of 34%, since tax benefits are not recognized when a full valuation allowance is in effect. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 allows bonus depreciation for tax purposes, which upon application resulted in a taxable loss in 2011. Our effective tax rate for the year ended December 31, 2010, of 34.6%, includes only state income tax expense attributable to a subsidiary, and does not reflect the federal statutory rate of 34%, since tax benefits are not recognized when a full valuation allowance is in effect.

Discontinued Operations

We were previously engaged in mining activities and ended all such activities approximately nine years ago. For the years ended December 31, 2011 and 2010, all results of these discontinued operations were related to settlement agreements with the United States Environmental Protection Agency (the “EPA”). Refer to note 7 to the consolidated financial statements for a discussion of these matters.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of December 31, 2011, we had cash and cash equivalents of $3.3 million and working capital of $8.0 million, as compared to cash and cash equivalents of $4.2 million, and working capital of $7.2 million as of December 31, 2010. In addition, we had $2.2 million in an unused revolving line of credit as of December 31, 2011. This revolving line of credit is used as a Working Capital Loan as discussed in note 12 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2011	2010
Net cash provided by operating activities	$1,172,439	$3,690,359
Net cash used in investing activities	(4,935,736)	(2,404,000)
Net cash provided by (used in) financing activities	2,908,603	(646,834)

Net (decrease) increase in cash and cash equivalents	$(854,694)	$639,525

Operating Activities

Cash flows from operating activities are comprised of the net income (loss), adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments.

Cash provided by our operating activities totaled $1.2 million in the year ended December 31, 2011, compared to cash provided of $3.7 million from operating activities for 2010. The decrease in cash flows from operating activities is primarily due to the changes in accounts receivable and accrued billings in the current period. Changes in accounts receivable and accrued billings increased to $(4.6 million) from $(654,000), when comparing the year ended December 31, 2011, to the same period in 2010. The change in accounts receivable and accrued billings is mainly attributable to the increase in transmission project revenue, mainly during the fourth quarter 2011, when compared to the prior year. Operating cash flows normally fluctuate relative to the status of projects within both the real estate and electrical construction segments.

Days of Sales Outstanding Analysis

We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, for the electrical construction segment, by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the respective quarter’s electrical construction revenue to determine sales per day. We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts at the end of the period, by sales per day, to calculate DSO for accounts receivable. To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts, by sales per day.

For the quarters ended December 31, 2011 and 2010, our DSO for accounts receivable were 72 and 49, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 8 and 14, respectively. The increase in our DSO for accounts receivable and accrued billings was mainly due to the increase in transmission project revenue primarily during the fourth quarter 2011, when compared to the same period in 2010. The decrease in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to certain customer provisions, which allowed us to invoice uncompleted projects in advance of completion during the fourth quarter in 2011, when compared to the same period in 2010. As of March 23, 2012, we have received approximately 98.9% of our December 31, 2011 outstanding trade accounts receivable and have billed 81.5% of our costs and estimated earnings in excess of billings balance.

Investing Activities

Cash used in investing activities during the year ended December 31, 2011, was $4.9 million, compared to cash used of $2.4 million during 2010. The increase in cash used in our investing activities for the year ended December 31, 2011, when compared to 2010, is primarily due to the increase in capital expenditures, during the current year period. These capital expenditures are mainly attributed to purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction segment for the upgrading and replacement of equipment, as well as expansion efforts within the segment. Our capital budget for 2012 is expected to total approximately $14.0 million, the majority of which is for upgrading of equipment and purchases of new equipment, for our electrical construction segment. We plan to fund these purchases through our current cash reserves and equipment financing consistent with past practices.

Financing Activities

Cash provided by financing activities during the year ended December 31, 2011, was $2.9 million, compared to cash used in financing activities of $647,000 during the prior year. Our financing activities for the current year consisted mainly of net borrowings on our equipment loan of $3.5 million, as well as borrowings on our working capital loan of $800,000. These borrowings were offset by repayments on notes payable of $458,000 for the Pineapple House mortgage, and $886,000 on the electrical construction equipment loans. Our financing activities for the year ended December 31, 2010, consisted mainly of repayments on notes payable of $1.2 million for the Pineapple House mortgage, $500,000 on the electrical construction $3.8 million equipment loan and repayments on our working capital loan of $500,000. These were partially offset by borrowings made within the electrical construction segment of $1.1 million and borrowings on our working capital loan of $500,000, used to purchase capital equipment and residential properties. See note 12 to the consolidated financial statements for more information regarding these borrowings.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in our current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. We must maintain a tangible net worth of at least $12.5 million, no more than $500,000 in outside debt, and a maximum debt to tangible net worth ratio of no greater than 1.25:1.0. We were in compliance with all of our covenants as of December 31, 2011.

The following are computations of these most restrictive financial covenants:

	Covenant	Actual as of December 31, 2011
Tangible net worth minimum	$12,500,000	$15,332,200
Outside debt not to exceed	500,000	—
Maximum debt/worth ratio not to exceed	1.25 : 1.0	.74 : 1.0

Forecast

We anticipate our cash on hand, and cash flows from operations and credit facilities, will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures, for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to: a decline in demand for electrical construction services and/or real estate in the markets served, general economic conditions, heightened competition, availability of construction materials, increased interest rates, and adverse weather conditions.

The transmission projects associated with CREZ are typically much larger and of greater duration than those usually undertaken by Southeast Power. These projects will require greater resources (including equipment, bank lines of credit, bonding and personnel) than encountered in our typical projects. The Company believes that it will have available adequate resources to complete any work it undertakes.

Inflation

As a result of relatively low levels of inflation experienced during the years ended December 31, 2011 and 2010, inflation did not have a significant effect on our results.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Goldfield Corporation:

We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Orlando, Florida

March 27, 2012

Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$3,319,824	$4,174,518
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2011 and 2010	8,991,109	4,393,659
Current portion of notes receivable	43,067	45,102
Construction inventory	134,363	1,279
Real estate inventory	346,829	774,584
Costs and estimated earnings in excess of billings on uncompleted contracts	946,525	1,254,054
Income taxes recoverable	137	—
Residential properties under construction	222,818	—
Prepaid expenses	399,458	304,802
Other current assets	10,466	125,689

Total current assets	14,414,596	11,073,687

Property, buildings and equipment, at cost, net of accumulated depreciation of $24,534,940 in 2011 and $22,137,012 in 2010	10,481,705	8,232,306

Notes receivable, less current portion	196,632	237,714

Deferred charges and other assets
Land and land development costs	550,000	662,219
Cash surrender value of life insurance	626,449	655,775
Restricted cash	251,719	79,000
Other assets	89,836	18,781

Total deferred charges and other assets	1,518,004	1,415,775

Total assets	$26,610,937	$20,959,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,639,919	$2,418,056
Contract loss accruals	73,972	65,989
Billings in excess of costs and estimated earnings on uncompleted contracts	860,742	102,948
Current portion of notes payable	1,791,429	1,176,552
Income taxes payable	—	12,642
Reserve for remediation	—	97,725

Total current liabilities	6,366,062	3,873,912
Other accrued liabilities	1,595	17,094
Notes payable, less current portion	4,911,080	2,610,000

Total liabilities	11,278,737	6,501,006

Commitments and contingencies (note 13)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(4,622,673)	(5,496,397)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	15,332,200	14,458,476

Total liabilities and stockholders’ equity	$26,610,937	$20,959,482

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
Revenue
Electrical construction	$31,742,626	$31,384,594
Real estate development	1,088,647	1,983,385

Total revenue	32,831,273	33,367,979

Costs and expenses
Electrical construction	25,276,055	26,310,355
Real estate development	718,584	1,360,751
Selling, general and administrative	2,856,034	2,959,841
Depreciation	2,808,150	2,757,263
Impairment of real estate property	112,219	—
Loss (gain) on sale of assets	6,878	(2,168)

Total costs and expenses	31,777,920	33,386,042

Total operating income (loss)	1,053,353	(18,063)

Other income (expenses), net
Interest income	26,001	33,156
Interest expense	(168,165)	(134,940)
Other income, net	35,151	19,725

Total other expenses, net	(107,013)	(82,059)

Income (loss) from continuing operations before income taxes	946,340	(100,122)

Income tax provision	73,608	34,601

Income (loss) from continuing operations	872,732	(134,723)
Gain (loss) from discontinued operations, net of tax provision of $0 in 2011 and 2010	992	(117,834)

Net income (loss)	$873,724	$(252,557)

Income (loss) per share of common stock — basic and diluted
Continuing operations	$0.03	$(0.01)
Discontinued operations	0.00	(0.00)

Net income (loss)	$0.03	$(0.01)

Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$873,724	$(252,557)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,808,150	2,757,263
Impairment of real estate property	112,219	—
Loss (gain) on sale of assets	6,878	(2,168)
Cash surrender value of life insurance	29,326	19,894
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(4,597,450)	(653,612)
Remediation insurance receivable	—	8,746
Construction inventory	(133,084)	109,149
Real estate inventory	427,755	682,098
Costs and estimated earnings in excess of billings on uncompleted contracts	307,529	371,781
Residential properties under construction	(222,818)	—
Income taxes recoverable	(137)	819,027
Prepaid expenses and other assets	(50,488)	(25,625)
Restricted cash	(172,719)	(79,000)
Income taxes payable	(12,642)	12,642
Accounts payable and accrued liabilities	1,128,144	172,916
Contract loss accrual	7,983	(446,090)
Billings in excess of costs and estimated earnings on uncompleted contracts	757,794	100,345
Reserve for remediation	(97,725)	95,550

Net cash provided by operating activities	1,172,439	3,690,359

Cash flows from investing activities
Proceeds from disposal of property and equipment	55,083	27,950
Proceeds from notes receivable	43,117	29,116
Purchases of property, buildings and equipment	(5,033,936)	(2,461,066)

Net cash used in investing activities	(4,935,736)	(2,404,000)

Cash flows from financing activities
Proceeds from notes payable	4,252,696	1,546,050
Repayments on notes payable	(1,344,093)	(2,192,884)

Net cash provided by (used in) financing activities	2,908,603	(646,834)

Net (decrease) increase in cash and cash equivalents	(854,694)	639,525
Cash and cash equivalents at beginning of year	4,174,518	3,534,993

Cash and cash equivalents at end of year	$3,319,824	$4,174,518

Supplemental disclosure of cash flow information:
Interest paid	$216,748	$443,669
Income taxes paid (refunded), net	86,387	(797,068)

Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	85,574	261,312
Debt issued in lieu of interest paid	7,354	18,770

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011 and 2010

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance at December 31, 2009	27,813,772	$2,781,377	$18,481,683	$(5,243,840)	$(1,308,187)	$14,711,033
Net loss	—	—	—	(252,557)	—	(252,557)

Balance at December 31, 2010	27,813,772	2,781,377	18,481,683	(5,496,397)	(1,308,187)	14,458,476
Net income	—	—	—	873,724	—	873,724

Balance at December 31, 2011	27,813,772	$2,781,377	$18,481,683	$(4,622,673)	$(1,308,187)	$15,332,200

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal lines of business are electrical construction and real estate development. The principal market for the Company’s electrical construction operation is electric utilities throughout much of the United States. The primary focus of the Company’s real estate operations has been on the development of residential condominium projects on the east coast of Florida. In addition, the Company has on an opportunistic basis occasionally engaged in single family homebuilding.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of December 31, 2011 and 2010, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

Property, Buildings, Equipment and Depreciation

Property, buildings and equipment are stated at cost. Depreciation on property, buildings and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements and equipment under capital leases are depreciated on a straight-line basis over the estimated useful life of the assets.

In accordance with Accounting Standard Codification (“ASC”) ASC Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the need to record impairment losses on long-lived assets when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset’s carrying value, with the loss measured at fair value based on discounted expected cash flows.

Electrical Construction Revenue

The Company accepts contracts on a fixed price, unit price and service agreement basis. Revenue from fixed price construction contracts are recognized on the percentage-of-completion method, measured by the ratio of costs incurred to date, to the estimated total costs to be incurred for each contract. Revenue from unit price contracts and service agreements are recognized as services are performed. Unit price contracts are billed at an agreed upon price per unit of work performed. Revenue from service agreements are billed on either a man-hour or man-hour plus equipment basis. Terms of the Company’s service agreements may extend for a period of up to five years.

The Company’s contracts allow it to bill additional amounts for change orders and claims. Additionally, the Company considers a claim to be for additional work performed outside the scope of the contract, contested by the customer. Historically, claims relating to electrical construction work have not been significant. It is the Company’s policy to include revenue from change orders and claims in contract value only when they can be reliably estimated and realization is considered probable, in accordance with ASC Topic 605-35-25-30 and ASC Topic 605-35-25-31.

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

Construction Inventory

Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.

Real Estate Inventory

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value in accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets. For both the years ended December 31, 2011 and 2010, management reviewed the real estate inventory for impairment. ASC Topic 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to reduce the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

The Company estimates the fair value of its real estate inventory by using a discounted cash flow model, which incorporates a probability assessment. In estimating the cash flows for completed condominium units, various estimates are used such as (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in the market. The determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining condominium units in the Pineapple House project, the Company used a discount rate of 18%. The Company could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on the balance sheet, if the assumptions or estimates in the fair value calculations change.

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

The Company evaluates the fair value of its land and land development costs in accordance with ASC Topics 360 -10, Accounting for the Impairment or Disposal of Long-lived Assets, and ASC Topic 820, Fair Value Measurement. Based on this evaluation during the year ended December 31, 2011, the Company recorded an impairment write-down of $112,000 to its land carrying value, as described in note 4.

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

Executive Long-term Incentive Plan

The Company accounts for stock-based employee compensation arrangements in accordance with ASC Topic 718, Compensation-Stock Compensation. Under ASC Topic 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the grantees’ requisite service period. The Company has not issued shares pursuant to the 1998 Executive Long-term Incentive Plan (the “Plan”) in 2011 or 2010 and all previously issued common stock options were exercised prior to December 31, 2005. Therefore, the Company has no compensation expense for shares pursuant to the Plan for the years ended December 31, 2011 or 2010. See note 15, The Goldfield Corporation 1998 Executive Long-term Incentive Plan, for additional information.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, fair value of real estate assets, and the recoverability of deferred tax assets.

Financial Instruments - Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, accounts payable and other current liabilities.

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value guidance establishes a valuation hierarchy, which requires maximizing the use of observable inputs when measuring fair value.

The three levels of inputs that may be used are:

Level 1 - Quoted market prices in active markets for identical assets or liabilities.

Level 2 - Observable market based inputs or other observable inputs.

Level 3 - Significant unobservable inputs that cannot be corroborated by observable market data. These values are generally determined using valuation models incorporating management’s estimates of market participant assumptions.

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral and current status of the receivables. The fair value of notes payable is considered by management to approximate carrying value due in part to the short term maturity of these borrowings. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by the Bank are variable market interest rates and are adjusted periodically. Restricted cash is also considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account.

Concentration of Business and Credit Risks

Financial instruments, mainly within the electrical construction operations, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $9.0 million and $4.4 million as of December 31, 2011 and 2010, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts. As of December 31, 2011 and 2010, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

As of December 31, 2011 and 2010, there were no financial instruments within the real estate development operations which potentially subject the Company to concentrations of credit risk.

Restricted Cash

The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by a Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 19.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”), issued Accounting Standard Update (“ASU”) 2011-04, which amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs. The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and disclosing information about fair value measurements, clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The disclosure guidance is effective for the Company prospectively for interim and annual reporting periods beginning after December 15, 2011, early application by public companies is not permitted. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, which defers those provisions in ASU 2011-05, relating to the presentation of reclassification adjustments. The guidance is effective for fiscal years, and interim periods within those years, beginning January 1, 2012. The adoption of the amendment will not have an impact on the Company’s financial position, results of operations or cash flows, as the comprehensive income is equivalent to net income for the Company.

Subsequent Events

The Company evaluated subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report, that would have a material impact on the Company’s consolidated financial statements. However, on January 4, 2012, the Company entered into a Loan Renewal agreement with regards to the Working Capital Loan as described in note 12.

Note 2 – Contracts Receivable

The Company’s real estate development operations do not extend financing to buyers and therefore, sales proceeds are received in full upon closing.

Earnest money deposits held by a third party for the Pineapple House project were $0 and $5,000 as of December 31, 2011 and 2010, respectively.

Note 3 – Inventory

Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value. In accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If no changes in circumstances occur, management reviews real estate inventory on a quarterly basis. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value.

As of December 31, 2011, the Company had two completed condominium units held for sale within the Pineapple House project compared to four units at December 31, 2010. For both the years ended December 31, 2011 and 2010, the Company reviewed the Pineapple House inventory for impairment.

In determining the need for recording any impairment on the real estate inventory, the Company reviewed the carrying value of the remaining inventory. The Company considered sales expectations and the historical pace of sales. The Company also evaluated the margins of the property sold, current selling prices and any property under contract. Considering these factors, the Company established three probability scenarios for the amount of inventory it projected to sell over the next twelve months, and each successive twelve month period, until all properties are projected to be sold. The Company estimated the number of properties that would be sold using 60%, 30% and 10% levels of probability.

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

The current real estate inventory consists of one condominium project with only two remaining condominium units as of December 31, 2011. During the year ended December 31, 2011, two condominium units, or 50% of the remaining units at the end of the prior year, were sold in excess of their carrying values. In addition, the units sold are similar to the units remaining to be sold. The Company has sold its units at substantially its current asking price, which is in excess of its carrying costs. The Company did not record an impairment write-down for either of the years ended December 31, 2011 or 2010.

Note 4 – Land and Land Development Costs and Residential Properties Under Construction

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

As of December 31, 2011, the property held for the future development of additional phases to the Pineapple House condominium project was recorded at its fair value of $550,000, as land within the non-current assets section of our balance sheet. The continued decrease in land sale activity, the lack of active comparable land valuations and the continued delay in construction of the additional phases of the Pineapple House project, incited the Company to reevaluate its land carrying value as of December 31, 2011, in accordance with ASC Topic 360-10. During the year ended December 31, 2011, the company recorded an impairment write-down of $112,000 to its land carrying value based on a fair value appraisal prepared by an independent third party. The Company has classified this fair value input as Level 3, as defined within the fair value hierarchy. The Company did not record an impairment write-down to its land carrying value for the year ended December 31, 2010.

As of December 31, 2011, the Company had two single family homebuilding projects under construction. The total costs of the project’s land and construction were $223,000, recorded as residential properties under construction, within the current assets section of our balance sheet. There were no single family homebuilding projects under construction as of December 31, 2010.

Note 5 – Costs and Estimated Earnings on Uncompleted Contracts

Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 for the years as indicated:

	2011	2010
Costs incurred on uncompleted contracts	$7,945,868	$6,092,123
Estimated earnings	3,102,117	645,164

	11,047,985	6,737,287
Less billings to date	10,962,202	5,586,181

Total	$85,783	$1,151,106

Included in the balance sheets under the following captions
Costs and estimated earnings in excess of billings on uncompleted contracts	$946,525	$1,254,054
Billings in excess of costs and estimated earnings on uncompleted contracts	(860,742)	(102,948)

Total	$85,783	$1,151,106

The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $503,000 and $221,000 at December 31, 2011 and 2010, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 6 – Income Taxes

The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2011	2010
Current
Federal	$—	$—
State	73,608	34,601

	73,608	34,601

Deferred
Federal	—	—
State	—	—

	—	—

Total	$73,608	$34,601

The following table presents the total income tax provision for the years ended December 31 as indicated:

	2011	2010
Continuing operations	$73,608	$34,601
Discontinued operations	—	—

Total	$73,608	$34,601

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, allows bonus depreciation for tax purposes, which upon application resulted in a taxable loss in 2011.

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities for the years ended December 31 as indicated:

	2011	2010
Deferred tax assets
Accrued vacations and bonuses	$317,346	$173,871
Remediation provision	—	36,774
Net operating loss carryforwards	2,500,955	2,275,333
Accrued warranty costs	5,530	659
Alternative minimum tax credit carryforwards	278,859	278,859
Accrued workers’ compensation	120,770	8,771
Capitalized bidding costs & inventory adjustments	351,955	515,973
Accrued lease expense	601	6,433
Accrued percentage-of-completion loss	27,836	24,832
Other	1,838	8,082

Total deferred tax assets	3,605,690	3,329,587
Valuation allowance	(1,756,151)	(2,231,896)

Total deferred tax assets after valuation allowance	1,849,539	1,097,691

Deferred tax liabilities
Deferred gain on installment notes	(34,636)	(41,562)
Tax depreciation in excess of financial statement depreciation	(1,814,903)	(1,056,129)

Total deferred tax liabilities	(1,849,539)	(1,097,691)

Total net deferred tax assets	$—	$—

As of December 31, 2011, the Company had net operating loss (“NOL”) carryforwards of approximately $6.7 million available to offset future federal taxable income, which if unused will begin to expire in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $279,000, available to reduce future federal income taxes over an indefinite period. In addition, there were real estate inventory basis differences of $859,000, which will be recognized as residential units are sold. The Company also had NOL carryforwards from Florida of approximately $5.6 million available to offset future Florida taxable income, which if unused will begin to expire in 2027.

The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with loss carryforwards expiring unused, and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Based upon an evaluation of all available evidence, the Company established a full valuation allowance against net deferred tax assets beginning in 2008. The Company’s cumulative loss position over the evaluation period and the current market conditions were significant negative evidence in assessing the need for a valuation allowance. Consequently, the future provision for income taxes will include no tax benefit with respect to losses incurred, and limited tax expense with respect to income generated, until the respective valuation allowance is eliminated. This will cause variability in the effective tax rate. In the event the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made. The net deferred tax asset valuation allowance was $1.7 million as of December 31, 2011, compared to $2.2 million as of December 31, 2010.

The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on its income from continuing operations for the years ended December 31 as indicated:

	2011	2010
Federal statutory rate	34.0%	(34.0)%
State tax rate, net of federal tax benefit	6.8	30.2
Other non-deductible expenses	6.4	58.7
Valuation allowance	(50.3)	(31.2)
Other	10.9	10.9

Total	7.8%	34.6%

The Company had gross unrecognized tax benefits of $17,000 as of both December 31, 2011 and December 31, 2010. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2011	2010
Balance at January 1	$17,085	$13,050
(Decrease)/increase from prior years’ tax positions	(313)	730
Increase/(decrease) from settlements with taxing authority	—	3,305

Balance at December 31	$16,772	$17,085

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During both years ended December 31, 2011 and 2010, the Company recognized $4,000 in interest and penalties. The Company had accrued as a current liability $21,000 and $16,000 for the future payment of interest and penalties as of December 31, 2011 and 2010, respectively.

Note 7 – Discontinued Operations

The Company was previously engaged in mining activities and ended all such activities approximately nine years ago. The results of these discontinued operations were $1,000 and $(118,000) for the years ended December 31, 2011 and 2010, respectively. All discontinued operations were related to settlement agreements with the United States Environmental Protection Agency.

Note 8 – Property, Buildings and Equipment

The following table presents the balances of major classes of properties for the years ended December 31 as indicated:

	Estimated
	useful
	lives in
	years	2011	2010
Land and improvements	7 - 39	$533,819	$376,853
Buildings and improvements	5 - 40	1,880,227	1,546,090
Leasehold improvements	7	136,346	136,345
Machinery and equipment	2 - 10	32,466,253	28,244,505
Construction in progress	—	—	65,525

Total		35,016,645	30,369,318
Less accumulated depreciation		24,534,940	22,137,012

Net properties, buildings and equipment		$10,481,705	$8,232,306

In accordance with ASC Topic 360-10-05, management reviews the net carrying value of all properties, buildings and equipment on a regular basis to assess and determine the need for possible impairments. As a result of such review, no impairment write-down was considered necessary during the years ended December 31, 2011 and 2010.

Note 9 – 401 (k) Employee Benefits Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 100% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $147,000 and $140,000 for the years ended December 31, 2011 and 2010, respectively.

Note 10 – Accounts Payable and Accrued Liabilities

The following table presents the accounts payable and accrued liabilities for the years ended December 31 as indicated:

	2011	2010
Accounts payable	$2,282,033	$1,753,570
Accrued bonus	600,644	266,894
Accrued payroll costs	368,014	354,488
Other accrued expenses	389,228	43,104

Total	$3,639,919	$2,418,056

Note 11 – Contract Loss Accruals

As of December 31, 2011 and 2010, the provision for losses estimated on long-term fixed price electrical construction contracts in progress, accounted for using the percentage-of-completion method, were $74,000 and $66,000, respectively.

Note 12 – Notes Payable

The following table presents the balances of our notes payables for the years ended December 31 as indicated:

	Maturity Date	2011	2010
Working capital loan	January 5, 2012	$800,000	$—
$6.94 million equipment loan	February 22, 2016	5,902,509	—
Pineapple House mortgage	—	—	456,552
$3.8 million equipment loan	—	—	3,330,000

Total notes payable		6,702,509	3,786,552
Less current portion of notes payable		(1,791,429)	(1,176,552)

Notes payable, less current portion		$4,911,080	$2,610,000

As of December 31, 2011, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”), and Pineapple House of Brevard, Inc. (“Pineapple House”), have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan includes the grant of a security interest by Southeast Power in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest was payable monthly at an annual rate equal to monthly LIBOR rate plus two and one-half percent, (2.81% as of December 31, 2011) and was due and payable on January 5, 2012. As of December 31, 2011, borrowings outstanding under the Working Capital Loan were $800,000.

As of December 31, 2010, prior to the Renewal and Modification of the Working Capital Loan on February 22, 2011, interest on the Working Capital Loan was payable monthly at an annual rate equal to monthly LIBOR plus one and eight-tenths percent and subject to a minimum rate of 3.50% (3.50% as of December 31, 2010). In addition, the Working Capital Loan included as guarantor, Oak Park of Brevard, Inc. (“Oak Park”) and did not grant a security interest by Southeast Power personal property. There were no borrowings outstanding under the Working Capital Loan, as of December 31, 2010.

Subsequently, on January 4, 2012, the Company and the Bank entered into a Loan Renewal of the Working Capital Loan. Pursuant to the Loan Renewal, the Working Capital Loan is now due and payable on January 5, 2013, and until this time, the Company must make monthly payments of interest to the Bank in arrears at interest rates determined and upon the terms and conditions as set forth in the Loan Renewal. Advances under the Loan Renewal will bear interest at a rate per annum equal to monthly LIBOR (as defined in the Loan Renewal) plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. All of the terms of the Working Capital Loan and related ancillary agreements remain unchanged.

As of December 31, 2011, the Company had paid principal and interest to the Bank totaling $458,000, paying off the Pineapple House Mortgage in its entirety. Borrowings outstanding under the Pineapple House Mortgage agreement were $0 and $457,000 as of December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, are parties to a $6.94 million Promissory Note and related ancillary agreements (the “Southeast Power Loan Agreement”). The obligations of Southeast Power pursuant to the Southeast Power Loan Agreement and the Promissory Note are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power as specifically described in the Security Agreement between Southeast Power and the Bank dated February 22, 2011; and (iii) all proceeds (cash and non-cash) and products of the foregoing.

The Southeast Power Loan Agreement will mature, and all amounts due to the Bank under the Southeast Power Loan Agreement and the related Promissory Note, will be due and payable in full on February 22, 2016. The Company must make monthly payments of principal and interest to the Bank in equal monthly payments of $82,619 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22,

2016. The Southeast Power Loan Agreement bears interest at a rate per annum equal to monthly LIBOR rate plus two and one-half percent (2.81% as of December 31, 2011), which is adjusted monthly and subject to a maximum rate of 24.00%. On February 22, 2011, proceeds of the loan were used by the Company to refinance the existing debt outstanding under the $3.8 million equipment loan ($3.3 million outstanding as of December 31, 2010) and to fund the purchase of additional equipment and vehicles to be owned by Southeast Power. As of December 31, 2011, borrowings outstanding under the Southeast Power Loan Agreement were $5.9 million.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of December 31, 2011.

The schedule of payments of the notes payable as of December 31, 2011 is as follows:

2012	$1,791,429
2013	991,429
2014	991,429
2015	991,429
2016	1,936,793

Total payments of debt	$6,702,509

Note 13 – Commitments and Contingencies

Operating Leases

The Company leases its principal office space under a six-year non-cancelable operating lease. Within the provisions of the office lease, there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. The Company also leases office equipment under operating leases that expire over the next three years. The Company’s leases require payments of property taxes, insurance and maintenance costs in addition to the rent payments. Additionally, the Company leases several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement. The Company recognizes rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 are as follows:

2012	$149,258
2013	140,692
2014	135,945
2015	134,667
2016	138,707
2017	118,465

Total minimum operating lease payments	$817,734

Total rent expense for the operating leases were $167,000 and $158,000 for the years ended December 31, 2011 and 2010, respectively.

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2011, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $9.3 million.

Note 14 – Preferred Stock Purchase Rights

On September 17, 2002, the Company adopted and entered into a Shareholder Rights Agreement designed to protect and maximize shareholder value and to assist the Board of Directors in ensuring fair and equitable benefit to all shareholders in the event of a hostile bid to acquire the Company (the “Rights Agreement”). The rights Agreement will expire September 18, 2012, unless renewed and extended. The Company currently does not plan to affect such renewal or extension.

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

Note 15 – The Goldfield Corporation 1998 Executive Long-term Incentive Plan

In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan, which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury shares or shares purchased on the open market. The exercise price under such grants will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. Pursuant to the terms of the Plan, Incentive Stock Options may no longer be granted. As of December 31, 2011, there were 315,000 shares available for grant under the Plan.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of ASC Topic 718 and its related implementation guidance in accounting for stock-based employee compensation arrangements. ASC Topic 718 requires the recognition of the fair value of stock compensation in net income. ASC Topic 718 also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award over the requisite service period (usually the vesting period), net of estimated forfeitures. However, the Company has not issued any shares pursuant to the Plan during the years ended December 31, 2011 or 2010.

Note 16 – Income (loss) Per Share of Common Stock

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.

As of December 31, 2011 and 2010, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2011 and 2010, respectively.

Note 17 – Common Stock Repurchase Plan

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on September 15, 2011, permits the purchase of up to 3,500,000 shares until September 30, 2012. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2011 and December 31, 2010. As of December 31, 2011, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Note 18 – Business Segment Information

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any intersegment sales have been eliminated.

The following table sets forth certain segment information for the years ended December 31 as indicated:

	2011	2010
Continuing operations
Revenue
Electrical construction	$31,742,626	$31,384,594
Real estate development	1,088,647	1,983,385

Total revenue	32,831,273	33,367,979

Operating expenses
Electrical construction	28,301,843	29,262,952
Real estate development	1,183,493	1,797,874
Corporate	2,292,584	2,325,216

Total operating expenses	31,777,920	33,386,042

Operating income (loss)
Electrical construction	3,440,783	2,121,642
Real estate development	(94,846)	185,511
Corporate	(2,292,584)	(2,325,216)

Total operating income (loss)	1,053,353	(18,063)

Other income (expenses), net
Electrical construction	(144,447)	(75,962)
Real estate development	14,344	(31,285)
Corporate	23,090	25,188

Total other expenses, net	(107,013)	(82,059)

Net income (loss) before taxes
Electrical construction	3,296,336	2,045,680
Real estate development	(80,502)	154,226
Corporate	(2,269,494)	(2,300,028)

Total net income (loss) before taxes	$946,340	$(100,122)

Identifiable assets:
Electrical construction	$23,776,642	$17,859,453
Real estate development	1,262,442	1,497,369
Corporate	1,571,853	1,602,660

Total	$26,610,937	$20,959,482

Capital expenditures:
Electrical construction	$5,010,386	$2,438,552
Real estate development	3,417	1,249
Corporate	20,133	21,265

Total	$5,033,936	$2,461,066

Depreciation:
Electrical construction	$2,772,690	$2,685,132
Real estate development	2,124	3,352
Corporate	33,336	68,779

Total	$2,808,150	$2,757,263

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

Sales (in thousands of dollars) to major customers exceeding 10% of total sales follows for the years ended December 31 as indicated:

	2011		2010
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Customer A	$6,238	20	$5,155	15
Customer B	—	—	5,512	17
Customer C	6,283	20	4,494	13
Customer D	4,786	15	—	—

The real estate development operations did not have sales, from any one customer, which exceeded 10% of total sales for each of the years ended December 31, 2011 and 2010.

Sales by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2011		2010
	Amount	% of Total Sales	Amount	% of Total Sales
Electrical construction:
Transmission & Foundation	$28,724	88	$25,927	77
Fiber optics	2,740	8	5,299	16
Miscellaneous	279	1	159	1

Total	31,743	97	31,385	94

Real estate development:
Property sales and miscellaneous	1,089	3	1,983	6

Total	1,089	3	1,983	6

Total Sales	$32,831	100	$33,368	100

The total of the above categories may differ from the sum of the components due to rounding.

Note 19 - Restricted Cash

On October 25, 2010, the Company, as grantor, Valley Forge Insurance Company (the “Beneficiary”) and Branch Banking and Trust Company (the “Trustee”) entered into a Collateral Trust Agreement (the “Agreement”) in connection with the Company’s workers’ compensation insurance policies issued by the Beneficiary (the “Policies”) beginning in 2009. The Agreement was made to grant the Beneficiary a security interest in certain of the Company’s assets and to place those assets in a Trust Account to secure the Company’s obligations to the Beneficiary under the Policies. The deposits maintained under the Agreement are recorded as restricted cash, within the non-current assets section of our balance sheet.

Note 20 - Subsequent Event

On January 4, 2012, the Company entered into a Loan Renewal agreement with regards to the Working Capital Loan with the Bank, as described in note 12.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s (the “SEC”) rules and regulations. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, to ensure that information relating to The Goldfield Corporation and its consolidated subsidiaries required to be included in our Exchange Act reports filed with the SEC is accumulated and communicated to management, including the CEO and the CFO, in order to allow timely decisions regarding required disclosures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which includes a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. As of December 31, 2011, the Company is exempt from such requirement, which permits us to provide only management’s report in this Annual Report on Form 10-K.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

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

Changes in internal controls

No changes in our internal controls over financial reporting occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations of the effectiveness of controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance that the objectives of the disclosure control system were met.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the directors of the Company will be contained under the heading “Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Our executive officers are as follows:

Name and Title(1)	Year in Which Service Began as Officer	Age

John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	64

Stephen R. Wherry, Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	53

(1)	As of February 29, 2012

Throughout the past five years, John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company, with responsibilities substantially consistent with those of their current positions.

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

Audit Committee

Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation will be contained under “Executive Compensation” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership will be contained under “Ownership of Voting Securities by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Election of Directors” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2012 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.

(3) Exhibits

The following exhibits are required pursuant to Item 601 of Regulation S-K:

3-1	Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

3-2	Amended and Restated By-Laws of the Company are hereby incorporated by reference to Exhibit 3-1 of the Company’s Current Report on Form 8-K dated December 11, 2007, heretofore filed with the Commission (file No. 1-7525).

4-1	Specimen copy of Company’s Common Stock certificate is hereby incorporated by reference to Exhibit 4-5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

4-2	The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to Exhibit 4-3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, heretofore filed with the Commission (file No. 1-7525).

4-3	The Rights Agreement between The Goldfield Corporation and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4-1 of the Company’s Form 8-A dated September 19, 2002, heretofore filed with the Commission (file No. 1-7525).

10-1	Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

10-1(a)	Letter dated January 23, 2009 from John H. Sottile to the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 10, 2009, heretofore filed with the Commission (file No. 1-7525).

10-1(b)	Letter dated March 18, 2010 from John H. Sottile to the Benefits and Compensation Committee of the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 18, 2010, heretofore filed with the Commission (file No. 1-7525).

10-1(c)	Amendment to John H. Sottile Employment Agreement, dated April 15, 2010, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated April 15, 2010, heretofore filed with the Commission (file No. 1-7525).

10-1(d)	Amendment to John H. Sottile Employment Agreement, dated March 22, 2011, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 17, 2011, heretofore filed with the Commission (file No. 1-7525).

10-1(e)	Amendment to John H. Sottile Employment Agreement, dated July 12, 2011, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 12, 2011, heretofore filed with the Commission (file No. 1-7525).

10-1(f)	Amendment to John H. Sottile Employment Agreement, dated September 28, 2011, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 28, 2011, heretofore filed with the Commission (file No. 1-7525).

10-2	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

10-3	Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

10-4	The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

10-4(a)	The First Amendment to the Lease Agreement signed October 7, 2011 effective November 1, 2011 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated October 7, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5	Loan Agreement, dated August 26, 2005, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No. 1-7525).

10-5(a)	Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated December 22, 2010 heretofore filed with the Commission (file No. 1-7525).

10-5(b)	Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No. 1-7525).

10-5(c)	Amendment to Loan Agreement, dated March 14, 2006, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(d)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No.1-7525).

10-5(e)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-5(f)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company”s Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No. 1-7525).

10-5(g)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-5(h)	Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 25, 2008, heretofore filed with the Commission (file No. 1-7525).

10-5(i)	Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 27, 2009, heretofore filed with the Commission (file No. 1-7525).

10-5(j)	Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million and Addendum to Promissory Note is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-5(k)	Amendment to Loan Agreement, dated March 25, 2010, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 10-K for the period ended December 31, 2009, heretofore filed with the Commission (file No. 1-7525).

10-5(l)	Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million dated February 22, 2011, is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(m)	Addendum to Note Modification Agreement dated February 22, 2011 among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(n)	Loan Agreement, dated February 22, 2011, among The Goldfield Corporation, Southeast Power Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(o)	Security Agreement, dated February 22, 2011, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(p)	Guaranty, dated February 22, 2011, between Southeast Power, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-10 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(q)	Release of Guarantor Oak Park of Brevard, Inc. relating to Loans of up to $ 3.0 million is hereby incorporated by reference to Exhibit 10-11 of the Company’s Current Report on Form 8-K dated February 22, 2011 heretofore filed with the Commission (file No. 1-7525).

10-5(r)	Confirmation Letter of Modification to Loan Agreement, dated November 8, 2011, relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(s)	Renewal Promissory Note, dated January 4, 2012, of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to loans of up to $3,000,000 is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(t)	Addendum to Renewal Promissory Note, dated January 4, 2012, of The Goldfield Corporation relating to loans of up to $3,000,000 is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(u)	Loan Agreement, dated January 4, 2012, of The Goldfield Corporation relating to loans of up to $3,000,000, is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(v)	Modification of BB&T Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company, relating to loans of up to $3,000,000, is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(w)	Guaranty Agreement, dated January 4, 2012, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $3,000,000, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(x)	Modification of BB&T Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $3,000,000 is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6	Loan Agreement for Construction and Other Matters, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(a)	Mortgage and Security Agreement, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(b)	Revolving Line of Credit Promissory Note, dated November 18, 2005, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(c)	Form of Guaranty is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated November 18, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(d)	Allonge to Promissory Note of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-6(e)	Mortgage Modification/Extension Agreement of the Goldfield Corporation relating to Loans of up to $14.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-6(f)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $14.0 million dated November 13, 2008, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008, heretofore filed with the Commission (file No. 1-7525).

10-6(g)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $3.6 million (formerly $14.0 million) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 6, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(h)	Mortgage Modification/Extension Agreement of the Goldfield Corporation relating to Loans of up to $881,000 (formerly $14.0 million and $3.6 million) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated May 18, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(i)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $881,000 (formerly $14.0 million and $3.6 million) is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated May 18, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(j)	First Amendment to Loan Agreement dated November 25, 2005 for Construction and Other Matters relating to Loans of up to $881,000 (formerly $14.0 million and $3.6 million) is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated May 18, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(k)	Extension Agreement of the Goldfield Corporation relating to Loans of up to $881,000 (formerly $14.0 million and $3.6 million) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 16, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(l)	Mortgage Modification/Extension Agreement of the Goldfield Corporation relating to Loans of up to $499,405 (formerly $14.0 million, $3.6 million and $881,000) is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 30, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(m)	Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $499,405 (formerly $14.0 million, $3.6 million and $881,000) is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 30, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(n)	Second Amendment to Loan Agreement dated November 25, 2005 for Construction and Other Matters relating to Loans of up to $499,405 (formerly $14.0 million, $3.6 million and $881,000) is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 30, 2010, heretofore filed with the Commission (file No. 1-7525).

10-6(o)	Release of Guarantor Oak Park of Brevard, Inc. relating to Loans of up to $ 499,405 (formerly $14.0 million, $3.6 million and $881,000) is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 30, 2010, heretofore filed with the Commission (file No. 1-7525).

10-7	Loan Agreement, dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(a)	Addendum to Loan Agreement dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(b)	Revolving Line of Credit Promissory Note of Southeast Power Corporation relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(c)	Guaranty, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(d)	Security Agreement, dated July 13, 2006, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(e)	Promissory Note of Southeast Power Corporation relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(f)	BB&T Security Agreement, dated December 29, 2009, between Southeast Power Corporation and Branch Banking and Trust Company and Attachment “A” to the BB&T Security Agreement dated December 29, 2009, is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(g)	Guaranty, dated December 29, 2009, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(h)	Guaranty, dated December 29, 2009, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company”s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(i)	Promissory Note of Southeast Power Corporation relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(j)	Addendum to Promissory Note dated February 22, 2011, among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(k)	Loan Agreement, dated February 22, 2011, among Southeast Power Corporation, The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(l)	Security Agreement, dated February 22, 2011, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(m)	Guaranty, dated February 22, 2011, between The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-8	Collateral Trust Agreement between The Goldfield Corporation, Valley Forge Insurance Company Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated October 25, 2010, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 16 to the consolidated financial statements.

14	The Goldfield Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officers is hereby incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, heretofore filed with the Commission (file No. 1-7525).

*21	Subsidiaries of Registrant

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDFIELD CORPORATION

By:	/s/ JOHN H. SOTTILE
(John H. Sottile)

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2012.

Signature	Title

/s/ JOHN H. SOTTILE	Chairman of the Board, President and, Chief Executive Officer (Principal Executive Officer)
(John H. Sottile)

/s/ STEPHEN R. WHERRY	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
(Stephen R. Wherry)

*	Director
(Thomas E. Dewey, Jr.)

*	Director
(Harvey C. Eads, Jr.)

*	Director
(John P. Fazzini)

*	Director
(Danforth E. Leitner)

*	Director
(Al Marino)

*	Director
(Dwight W. Severs)

*By:	/s/ JOHN H. SOTTILE
John H. Sottile
Attorney-in-Fact