Form 10-Q
period 2012-03-31
GOLDFIELD CORP
filed 2012-05-11
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares the Registrant’s Common Stock outstanding as of May 9, 2012 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,886,171	$3,319,824
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2012 and 2011	11,730,864	8,991,109
Current portion of notes receivable	46,624	43,067
Construction inventory	41,713	134,363
Real estate inventory	161,854	346,829
Costs and estimated earnings in excess of billings on uncompleted contracts	2,887,821	946,525
Income taxes recoverable	—	137
Residential properties under construction	145,786	222,818
Prepaid expenses	1,624,932	399,458
Other current assets	28,104	10,466

Total current assets	18,553,869	14,414,596

Property, buildings and equipment, at cost, net of accumulated depreciation of $24,086,775 in 2012 and $24,534,940 in 2011	13,088,713	10,481,705

Notes receivable, less current portion	185,739	196,632

Deferred charges and other assets
Land and land development costs	673,759	550,000
Cash surrender value of life insurance	624,361	626,449
Restricted cash	293,356	251,719
Other assets	34,928	89,836

Total deferred charges and other assets	1,626,404	1,518,004

Total assets	$33,454,725	$26,610,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,294,686	$3,639,919
Contract loss accruals	67,858	73,972
Billings in excess of costs and estimated earnings on uncompleted contracts	400,371	860,742
Current portion of notes payable	2,791,366	1,791,429
Income taxes payable	39,414	—

Total current liabilities	10,593,695	6,366,062
Other accrued liabilities	3,989	1,595
Notes payable, less current portion	4,874,524	4,911,080

Total liabilities	15,472,208	11,278,737

Commitments and contingencies (note 5)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Accumulated deficit	(1,972,356)	(4,622,673)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	17,982,517	15,332,200

Total liabilities and stockholders’ equity	$33,454,725	$26,610,937

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue
Electrical construction	$17,109,940	$8,154,530
Real estate development	633,600	765,872

Total revenue	17,743,540	8,920,402

Costs and expenses
Electrical construction	12,924,484	7,008,979
Real estate development	393,108	430,626
Selling, general and administrative	915,525	747,065
Depreciation	786,257	734,135
(Gain) loss on sale of assets	(10,565)	714

Total costs and expenses	15,008,809	8,921,519

Total operating income (loss)	2,734,731	(1,117)

Other (expenses) income, net
Interest income	6,004	6,634
Interest expense	(48,253)	(27,002)
Other income, net	9,067	20,381

Total other (expenses) income, net	(33,182)	13

Income (loss) from continuing operations before income taxes	2,701,549	(1,104)

Income tax provision	51,232	10,156

Net income (loss)	$2,650,317	$(11,260)

Income (loss) per share of common stock - basic and diluted	$0.10	$(0.00)

Weighted average shares outstanding - basic and diluted	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$2,650,317	$(11,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	786,257	734,135
(Gain) loss on sale of assets	(10,565)	714
Cash surrender value of life insurance	2,088	8,338
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(2,739,755)	1,010,085
Construction inventory	92,650	(120,980)
Real estate inventory	184,975	141,351
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,941,296)	(1,415,049)
Land and land development costs	(123,759)	—
Residential properties under construction	77,032	—
Income taxes recoverable	137	—
Prepaid expenses and other assets	(1,188,204)	(466,717)
Restricted cash	(41,637)	(43,052)
Income taxes payable	39,414	1,755
Accounts payable and accrued liabilities	3,074,384	536,059
Contract loss accrual	(6,114)	(46,131)
Billings in excess of costs and estimated earnings on uncompleted contracts	(460,371)	(83,246)
Reserve for remediation	—	(18,595)

Net cash provided by operating activities	395,553	227,407

Cash flows from investing activities
Proceeds from disposal of property and equipment	11,950	—
Proceeds from notes receivable	7,336	16,922
Purchases of property, buildings and equipment	(2,811,873)	(2,793,604)

Net cash used in investing activities	(2,792,587)	(2,776,682)

Cash flows from financing activities
Proceeds from notes payable	1,211,301	2,632,696
Repayments on notes payable	(247,920)	(600,522)

Net cash provided by financing activities	963,381	2,032,174

Net decrease in cash and cash equivalents	(1,433,653)	(517,101)
Cash and cash equivalents at beginning of period	3,319,824	4,174,518

Cash and cash equivalents at end of period	$1,886,171	$3,657,417

Supplemental disclosure of cash flow information:
Interest paid	$46,964	$77,069
Income taxes paid (refunded), net	11,681	8,401

Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	582,777	151,650
Debt issued in lieu of interest paid	—	7,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is electrical construction. The Company is also involved, to a much lesser extent, in real estate development. The principal market for the Company’s electrical construction operation is electric utilities throughout much of the United States. The primary focus of the Company’s real estate operations has been the development of residential condominium projects on the east coast of Florida. From time to time, on an opportunistic basis, the Company also engages in single family homebuilding.

Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2011, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, fair value of real estate inventory, and the recoverability of deferred tax assets.

Financial Instruments - Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, restricted cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, accounts payable, and other current liabilities.

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The fair value of notes payable is considered by management to approximate carrying value due in part to the short term maturity of these borrowings. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by the Bank are variable market interest rates and are adjusted periodically. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract as provided by the carrier.

Restricted Cash

The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 9 to the consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”), issued Accounting Standard Update (“ASU”) 2011-04, which amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs. The objective of ASU 2011-04 is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and disclosing information about fair value measurements, clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The disclosure guidance is effective for the Company prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of the amendment did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. In December 2011, the FASB issued ASU 2011-12, which defers those provisions in ASU 2011-05, relating to the presentation of reclassification adjustments. The guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2012. The adoption of the amendment did not have an impact on the Company’s financial position, results of operations or cash flows, as the comprehensive income is equivalent to net income for the Company.

Subsequent Events

The Company evaluated subsequent events. The Company is not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements. However, on April 17, 2012, the Company entered into an amendment of the Working Capital Loan, a modification of the Southeast Power $6.94 Million Equipment Loan, and also entered into a Southeast Power Equipment Loan Agreement for a $1.5 million Promissory Note, all with Branch Banking and Trust Company (the “Bank”), as described in note 4.

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

As of March 31, 2012, the Company had one completed condominium unit held for sale within the Pineapple House project, compared to two at December 31, 2011.

For the three months ended March 31, 2012, the Company reviewed the Pineapple House inventory for impairment. ASC Topic 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to reduce the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

In determining the need for recording any impairment on the real estate inventory, the Company reviewed the carrying value of the remaining inventory. The Company considered sales expectations and the historical pace of sales. The Company also evaluated the margins of the property sold, current selling prices, and any property under contract. Considering these factors, the Company established three probability scenarios for the amount of inventory it projected to sell over the next twelve months, and each successive twelve month period, until all properties are projected to be sold. The Company estimated the number of properties that would be sold using 60%, 30%, and 10% levels of probability.

The Company estimates the fair value of its condominium units by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed condominium units, various estimates are used such as: (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within the market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in the market. The determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining condominium units in the Pineapple House project the Company used a discount rate of 18%.

During the three months ended March 31, 2012, one condominium unit, or 50% of the remaining units at the end of the prior year, was sold in excess of its carrying value. In addition, the unit sold is similar to the unit remaining to be sold. The Company has sold its units at substantially their current asking price, which is in excess of the carrying costs. The Company did not record an impairment write-down for either of the three months ended March 31, 2012 or 2011.

Note 3 – Land and Land Development Costs and Residential Properties Under Construction

The costs of a land purchase and any development expenses, up to the initial construction phase of any new condominium or residential property development project, are recorded under the asset “land and land development costs.” Once construction commences, the costs of construction are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is more than one year from the date of the consolidated financial statements.

As of March 31, 2012, land and land development costs consisted of the property held for the future development of additional phases to the Pineapple House condominium project and a property purchased for the future development of a single family home recorded at their carrying value of $674,000. The Company did not record an impairment write-down to its land and land development costs carrying value, for either of the three months ended March 31, 2012 or 2011.

As of March 31, 2012, the Company had one single family homebuilding project under construction. The total costs of the project’s land and construction were $146,000, recorded as residential properties under construction, compared to $223,000 for two such projects under construction as of December 31, 2011.

Note 4 – Notes Payable

The following table presents the balances of the Company’s notes payable as of the dates indicated:

	Maturity Date	March 31, 2012	December 31, 2011
Working capital loan	January 5, 2013	$1,799,937	$800,000
$6.94 million equipment loan	February 22, 2016	5,865,953	5,902,509

Total notes payable		7,665,890	6,702,509
Less current portion of notes payable		(2,791,366)	(1,791,429)

Notes payable, less current portion		$4,874,524	$4,911,080

As of March 31, 2012, the Company, the Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”) and Pineapple House of Brevard, Inc. (“Pineapple House”) have a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $3.0 million, to be used as a “Working Capital Loan.” The obligations of the Company pursuant to the Working Capital

Loan includes the grant of a security interest by Southeast Power in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest is payable monthly at an annual rate equal to monthly LIBOR rate plus two and one-half percent (2.75% and 2.81% as of March 31, 2012 and December 31, 2011, respectively), which is adjusted monthly and subject to a maximum rate of 24.00%. Principal is due and payable on January 5, 2013. Borrowings outstanding under the Working Capital Loan were $1.8 million and $800,000 as of March 31, 2012 and December 31, 2011, respectively.

Subsequently on April 17, 2012, the Company, Southeast Power, Bayswater and Pineapple House, and the Bank entered into an amendment to the Working Capital Loan. Pursuant to the amendment, the maximum principal amount of the Working Capital Loan was increased from $3.0 million to $5.0 million, and will now mature and all amounts due thereunder will now be due and payable in full on January 16, 2013, unless extended by the Bank at its discretion. The new ancillary loan documents entered into reflect the increased principal amount and the changed maturity date. Advances under the Working Capital Loan will bear interest at a rate per annum equal to One Month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. The Working Capital Loan was concurrently modified to amend the threshold on certain financial covenants as follows: (a) to change the Debt to Tangible Net Worth threshold from 1.25:1.0 to 2.0:1.0 and (b) to include an additional factor in the monthly interest rate calculation, in which the rate of interest added to the monthly LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.6:1.0. All of the other terms of the Working Capital Loan and related ancillary agreements remain unchanged.

As of March 31, 2012, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, are parties to a $6.94 million Promissory Note and related ancillary agreements (the “Southeast Power $6.94 Million Equipment Loan”). The obligations of Southeast Power pursuant to the Southeast Power $6.94 Million Equipment Loan agreement and the Promissory Note are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power as specifically described in the Security Agreement between Southeast Power and the Bank dated February 22, 2011; and (iii) all proceeds (cash and non-cash) and products of the foregoing.

The Southeast Power $6.94 Million Equipment Loan will mature, and all amounts due to the Bank under the Southeast Power $6.94 Million Equipment Loan and the related Promissory Note, will be due and payable in full on February 22, 2016. The Company must make monthly payments of principal and interest to the Bank in equal monthly principal payments of $82,619 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22, 2016. The Southeast Power $6.94 Million Equipment Loan bears interest at a rate per annum equal to monthly LIBOR rate plus two and one-half percent (2.75% and 2.81% as of March 31, 2012 and December 31, 2011, respectively), which is adjusted monthly and subject to a maximum rate of 24.00%. Borrowings outstanding under the Southeast Power $6.94 Million Equipment Loan were $5.9 million, as of both March 31, 2012 and December 31, 2011.

Subsequently on April 17, 2012, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, entered into a Note Modification to effect the modification of the Southeast Power $6.94 Million Equipment Loan and the related Promissory Note. Pursuant to the Note Modification, the Debt to Worth threshold of the Financial Covenants section was changed from 1.5:1.0 to 2.0:1.0. All of the other terms of the Southeast Power $6.94 Million Equipment Loan and related Promissory Note remain unchanged.

In addition, on April 17, 2012, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, executed a $1,500,000 Loan Agreement (the “Southeast Power $1.5 Million Loan Agreement”) and related ancillary agreements to provide financing for purchases of equipment and vehicles to be owned by Southeast Power. The Company, Pineapple House, and Bayswater agreed to guarantee Southeast Power’s obligations under any and all notes, drafts, debts, obligations, and liabilities or agreements evidencing any such indebtedness, obligation, or liability including all renewals, extensions, and modifications thereof.

The Southeast Power $1.5 Million Loan Agreement will mature, and all amounts due to the Bank under the loan and the related Promissory Note will be due and payable in full on October 17, 2016. Accrued interest is payable monthly commencing on May 17, 2012 and continuing on the same day of each calendar period thereafter, until November 17, 2012. Subsequently, payments will be as follows: (a) commencing November 17, 2012 and each month thereafter through and including October 17, 2013, monthly principal payments in the amount of $28,500, plus accrued interest; (b) commencing November 17, 2013, and each month thereafter, through and including October 17, 2014, monthly principal payments in the amount of $30,500, plus accrued interest; (c) commencing November 17, 2014, and each month thereafter, through and including October 17, 2015, monthly principal payments in the amount of $32,500, plus accrued interest; (d) commencing November 17, 2015, and each month thereafter, through and including September 17, 2016, monthly principal payments in the amount of $33,750, plus accrued interest; and (e) on October 17, 2016 one final payment of the entire outstanding principal and accrued interest shall be due and payable. The Southeast Power $1.5 Million Loan Agreement will bear interest at a rate per annum equal to monthly LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the monthly LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.6:1.0.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of March 31, 2012. See the aforementioned subsequent events regarding the amendment of the Working Capital Loan and Note Modification of the Southeast Power $6.94 Million Equipment Loan, with respect to certain modifications made to the loan covenants subsequent to March 31, 2012.

Note 5 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments of its electrical construction subsidiary. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2012, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $122.0 million.

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

As of March 31, 2012 and December 31, 2011, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for both the three month periods ended March 31, 2012 and 2011.

Note 7 – Income Taxes

As of March 31, 2012, the Company had net operating loss (“NOL”) carryforwards of approximately $5.8 million available to offset future federal taxable income, which if unused will begin to expire in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $238,000 available to reduce future federal income taxes over an indefinite period. In addition, there were real estate inventory basis differences of $431,000, which will be recognized as residential units are sold. The Company also had NOL carryforwards from Florida of approximately $5.6 million available to offset future Florida taxable income, which if unused will begin to expire in 2027.

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

Based upon an evaluation of all available evidence, the Company established a full valuation allowance against net deferred tax assets beginning in 2008. The Company’s cumulative loss position over the evaluation period and market conditions at the time were significant negative evidence in assessing the need for a valuation allowance. Consequently, the future provision for income taxes will include no tax benefit with respect to losses incurred and limited tax expense with respect to income generated until the respective valuation allowance is eliminated. This will cause variability in the effective tax rate. In the event the Company were to subsequently determine that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination was made. The net deferred tax asset valuation allowance was $1.2 million as of March 31, 2012, compared to $1.7 million as of December 31, 2011.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:

	2012	2011
Income tax provision	$51,232	$10,156
Effective income tax rate	1.9%	919.9%

The effective tax rate for the three months ended March 31, 2012 was 1.9%. The income tax provision consists of state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%, due to previously unrecognized NOL and AMT credit carryforwards available to offset taxable income. Due to the impact of the deferred tax valuation allowance and the volatility in estimated future deferred taxes, the effective tax rate is based on a year-to-date income tax calculation. The effective tax rate for the three months ended March 31, 2011 was 919.9%. This rate is distorted due to the minimal amount of consolidated loss in relation to state income taxes payable and includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%.

The Company had gross unrecognized tax benefits of $17,000 as of both March 31, 2012 and December 31, 2011, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the three months ended March 31 as indicated:

	2012	2011
Continuing operations
Revenue
Electrical construction	$17,109,940	$8,154,530
Real estate development	633,600	765,872

Total revenue	17,743,540	8,920,402

Operating expenses
Electrical construction	13,765,779	7,826,078
Real estate development	509,486	541,101
Corporate	733,544	554,340

Total operating expenses	15,008,809	8,921,519

Operating income (loss)
Electrical construction	3,344,161	328,452
Real estate development	124,114	224,771
Corporate	(733,544)	(554,340)

Total operating income (loss)	2,734,731	(1,117)

Other (expenses) income, net
Electrical construction	(38,692)	(20,302)
Real estate development	284	14,344
Corporate	5,226	5,971

Total other (expenses) income, net	(33,182)	13

Net income (loss) before taxes
Electrical construction	3,305,469	308,150
Real estate development	124,398	239,115
Corporate	(728,318)	(548,369)

Total net income (loss) before taxes	$2,701,549	$(1,104)

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and selling, general and administrative (“SG&A”) expense for each segment. Operating income (loss) excludes interest expense, interest income and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense. General corporate expenses are comprised of general and administrative expenses and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

Identifiable assets:	March 31, 2012	December 31, 2011
Electrical construction	$30,862,215	$23,776,642
Real estate development	1,569,302	1,262,442
Corporate	1,023,208	1,571,853

Total	$33,454,725	$26,610,937

Identifiable assets by segment are used in the operations of each segment.

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended March 31, 2012 and 2011, the three largest customers accounted for 65% and 47%, respectively, of the Company’s total revenue. The real estate development operations did not have revenue from any one customer that exceeded 10% of the Company’s total revenue for the three month periods ended March 31, 2012 and 2011.

Note 9 – Restricted Cash

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

Note 10 – Subsequent Event

On April 17, 2012, the Company entered into an amendment of the Working Capital Loan, a modification of the Southeast Power $6.94 Million Equipment Loan, and also entered into a Southeast Power Equipment Loan Agreement for a $1.5 million Promissory Note, all with the Bank, as described in note 4.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the continued weakness in the Florida real estate market; the level of consumer confidence; our ability to acquire land; increases in interest rates and availability of mortgage financing to our buyers; and increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors” sections and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a provider of electrical construction services throughout much of the United States. We are also, to a much lesser extent, a real estate developer of residential properties on the east coast of Florida. We report our results under two reportable segments, electrical construction and real estate development. For the three months ended March 31, 2012, our total consolidated revenue was $17.7 million, of which 96% was attributable to the electrical construction segment and 4% to the real estate development segment.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical, and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2011 and the three months ended March 31, 2012, three of our customers accounted for approximately 53% and 65% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins, and profits, which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”), we are engaged in the acquisition, development, management, and disposition of land and improved properties. Historically, the primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. From time to time, on an opportunistic basis, we also engage in single family homebuilding. Our most recently completed condominium project, Pineapple House, is an eight-story building in Melbourne, Florida, containing thirty-three luxury river-view condominium units, of which only one unit remains unsold as of March 31, 2012, compared to two units as of December 31, 2011. It is the first phase of a planned multi-phase development. As of March 31, 2012, our recently commenced homebuilding operations consisted of one single family home property under construction, compared to two such properties as of December 31, 2011.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, real estate development inventory, and deferred income tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosure with the Audit Committee of the Board of Directors.

Percentage of Completion – Electrical Construction Segment

We recognize revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, is impacted by several factors including, but not limited to: changes in productivity, scheduling, and the cost of labor; subcontracts, materials, and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials, and governmental regulation may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of March 31, 2012 and December 31, 2011 were $68,000 and $74,000, respectively. The accrued contract losses for 2012 and 2011 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work, and claims is recognized when realization is probable.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units, is carried at the lower of cost or estimated fair value in accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets. As of March 31, 2012, management reviewed the real estate inventory for impairment. ASC Topic 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to reduce the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In determining the need for recording any impairment on our real estate inventory, management reviews the carrying value of the remaining inventory. Management considers sales expectations and the historical pace of sales. Management also evaluates the margins of the property sold, current selling prices, and any property under contract. Considering these factors, we establish three probability scenarios for the amount of inventory we project to sell over the next twelve months, and each successive twelve month period, until all properties are projected to be sold. We estimate the number of properties that will be sold using 60%, 30%, and 10% levels of probability.

Due to the fact that the estimates and assumptions included in our cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions that may lead to us incurring additional impairment charges in the future. Additional factors considered in our analysis are unemployment rates, local real estate market trends, such as supply and demand, marketing incentives, and other local factors. Therefore, changes in the local economy highly influence our market conditions. The most critical assumptions in our cash flow models are our projected absorption, which is analyzed based on our historical sales and current sales within surrounding areas, current selling prices and a discount factor.

We estimate the fair value of our condominium units by using a discounted cash flow model, which incorporates the probability assessments described above. In estimating the cash flows for completed condominium units, we use various estimates such as: (a) expected sales pace to absorb the number of units based upon economic conditions that may have either a short-term or long-term impact on the market in which the units are located, competition within our market, historical sales rates of the units within the project; and (b) expected net sales prices in the near-term based upon current pricing estimates, as well as estimated changes in future sales prices based upon historical sales prices of the units within the project, or historical sales prices of similar product offerings in our market. Our determination of fair value requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with selling the assets and related estimated cash flows. In determining the fair value of the remaining condominium units in our Pineapple House project, we used a discount rate of 18%.

In addition, we have applied sensitivity factors to our impairment analysis. If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet. For example, we performed a sensitivity test for the three key assumptions in our real estate inventory impairment test: current selling prices, discount factor, and projected absorption pace. Based on these analyses, we determined that a ten percent decrease in the estimated selling prices of the properties in inventory, an increase of ten percent in the estimated discount factor used in our calculation, or a decrease of one unit in the estimated number of condominium units to be sold over the next twelve months, each calculated separately, had no material impact on the carrying value of our real estate inventory as of March 31, 2012, or December 31, 2011, because even using these adverse assumptions, we still estimate the fair value of our condominium inventory to be at or above its carrying value, based on our discounted cash flow model.

As of March 31, 2012, our real estate inventory consisted of one condominium project with one remaining condominium unit. During the three months ended March 31, 2012, one condominium unit, or 50% of the remaining units at the end of the prior year, was sold in excess of the carrying value. In addition, the unit sold is similar to the unit remaining to be sold. We are selling at substantially our current asking price, which is in excess of our carrying costs. Based on the above, management determined that no impairment to our current real estate inventory was necessary.

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

As of March 31, 2012, management also reviewed the land carrying value for impairment. Our land carrying value consisted of two properties to be used for future real estate property development. In addition to the property held for the future development of additional phases to the Pineapple House condominium project, an additional property was purchased for the future development of a single family home, during the three months ended March 31, 2012. Due to the current nature of the market appraisals related to both of these properties, there was no impairment write-down to our land carrying value during the three months ended March 31, 2012. During the year ended December 31, 2011, we recognized an impairment write-down of $112,000 to our land carrying value based on a fair value appraisal prepared by an independent third party. The continued decrease in land sale activity, the lack of active comparable land valuations, and the continued delay in construction of the additional phases of the Pineapple House project, prompted management to reevaluate our land carrying value as of December 31, 2011.

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

As of March 31, 2012, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credit carryforwards, and real estate inventory basis differences on unsold residential units (refer to note 7 to the consolidated financial statements). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Based upon an evaluation of all available evidence, we established a full valuation allowance against our net deferred tax assets beginning in 2008. Our cumulative loss position over the evaluation period and market conditions at the time were significant negative evidence in assessing the need for a valuation allowance. Consequently, our future provision for income taxes will include no tax benefit with respect to taxable losses incurred, and limited tax expense with respect to income generated, until the respective valuation allowance is eliminated. This will cause variability in our effective tax rate. In the event we were to subsequently determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the previously recorded valuation allowance would increase income in the period such determination is made.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the three months ended March 31 as indicated:

	2012	2011
Electrical construction
Revenue	$17,109,940	$8,154,530
Operating expenses
Cost of goods sold	12,924,484	7,008,979
Selling, general and administrative	74,657	92,006
Depreciation	777,203	725,079
(Gain) loss on sale of assets	(10,565)	14

Total operating expenses	13,765,779	7,826,078

Operating income	$3,344,161	$328,452

Real estate development
Revenue	$633,600	$765,872
Operating expenses
Cost of goods sold	393,108	430,626
Selling, general and administrative	115,802	109,944
Depreciation	576	531

Total operating expenses	509,486	541,101

Operating income	$124,114	$224,771

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest and other income, and income taxes.

Revenue

Total revenue in the three months ended March 31, 2012, increased by 98.9% or $8.8 million to $17.7 million, compared to $8.9 million in the three months ended March 31, 2011, mainly due to the increase in electrical construction revenue.

Electrical construction revenue increased by $9.0 million to $17.1 million from $8.2 million, for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011. The increase in revenue for the three months ended March 31, 2012, when compared to the same period in 2011, was largely due to an increase in demand for our electrical construction services, particularly our transmission work, during the first quarter of 2012, mainly attributable to our expansion efforts during 2011 and 2010. On February 27, 2012, Southeast Power was selected as prime contractor by South Texas Electric Cooperative Inc., to build a 110 mile long 345kV transmission line, as part of a Competitive Renewable Energy Zones (“CREZ”) project. Southeast Power estimates revenue of approximately $52.0 million from this project. Our results for the quarter ended March 31, 2012 do not include revenue from the CREZ project. Construction of the CREZ project will commence during the second quarter of 2012, and is scheduled to be completed by August 31, 2013. We believe that work from other electric utilities and on other CREZ projects will provide a good opportunity for possible further growth in this region.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of March 31, 2012, the electrical construction operation’s backlog was approximately $70.6 million, which included approximately $66.1 million from fixed price contracts for which revenue is recognized using percentage-of-completion and approximately $4.5 million from service agreement contracts for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 78% to be completed within the current fiscal year. This compares to a backlog of $6.2 million at March 31, 2011, of which approximately $4.5 million represented backlog from fixed price contracts and approximately $1.7 million represented service agreement backlog. The increase in backlog was in large part attributable to Southeast Power’s expansion during 2011 of its geographical footprint into Texas and establishment of permanent facilities there, with a view to obtaining work associated with the CREZ wind generation projects. The $66.1 million fixed price contract backlog as of March 31, 2012 includes $51.6 million from the CREZ project.

Revenue from our real estate development operations decreased 17.3% to $634,000 for the three months ended March 31, 2012, compared to $766,000 for the same period in 2011. This decrease was mainly due to the type, number, and sales price of the properties sold during the three months ended March 31, 2012, when compared to the same prior year period. During the three months ended March 31, 2012, one condominium unit from our Pineapple House project and one residential property were sold, compared to two condominium units for the same three month period in 2011. As of March 31, 2012, we had one single family homebuilding project under construction, and there was no backlog for the real estate development operation’s segment.

Operating Results

Total operating income was $2.7 million for the three months ended March 31, 2012, compared to an operating loss of $1,000 for the same period in 2011, an increase of $2.7 million. Electrical construction operations operating income increased by $3.0 million to $3.3 million in the three months ended March 31, 2012, compared to operating income of $328,000 during the three months ended March 31, 2011. Operating margins on electrical construction operations increased to 19.6% for the three months ended March 31, 2012, from 4.0% for the three months ended March 31, 2011. The increase in operating margins was largely the result of an increase in higher margin projects, attributable to a higher utilization of Company assets on projects, instead of renting similar equipment, mainly for transmission projects. Also contributing to the increase in operating margins was the aforementioned increase in revenue, when comparing the three months ended March 31, 2012, to the same period in the prior year.

Real estate development operations had operating income of $124,000 in the three months ended March 31, 2012, compared to $225,000 in the three months ended March 31, 2011, a decrease of $101,000. This decrease was mainly due to the amount and sales price of the properties sold during the three months ended 2012, compared to the same period in the prior year. As of March 31, 2012, we held one Pineapple House condominium unit for sale.

Costs and Expenses

Total costs and expenses, and the components thereof, increased to $15.0 million in the three months ended March 31, 2012, from $8.9 million in the three months ended March 31, 2011, an increase of 68.2%.

Electrical construction cost of goods sold increased to $12.9 million in the three months ended March 31, 2012, from $7.0 million in the three months ended March 31, 2011, an increase of $5.9 million or 84.4%. The increase in costs corresponds to the aforementioned increase in revenue during the three months ended March 31, 2012, when compared to the same three month period in 2011.

Costs of goods sold for real estate development operations decreased to $393,000 for the three months ended March 31, 2012, from $431,000 for the three months ended March 31, 2011, a decrease of 8.7%. The decrease in costs of goods sold is primarily attributable to the variance in the type, amount and carrying costs of the properties sold during the three months ended March 31, 2012, when compared to the same period in 2011.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the three months ended March 31 as indicated:

	2012	2011
Electrical construction	$74,657	$92,006
Real estate development	115,802	109,944
Corporate	725,066	545,115

Total	$915,525	$747,065

SG&A expenses increased 22.5% to $916,000 in the three months ended March 31, 2012, from $747,000 in the three months ended March 31, 2011. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, specifically salaries and compensation, during the three months ended March 31, 2012, when compared to the same period in 2011, mainly attributable to the Company’s expansion. Also contributing to the increase in SG&A during the three month period ended March 31, 2012, were increases in selling expenses within the real estate segment attributable to the variance in the type of properties sold during the three month period ended March 31, 2012, when compared to the same prior year period. As a percentage of revenue, SG&A expenses decreased to 5.2% for the three months ended March 31, 2012, from 8.4% in the three months ended March 31, 2011, due primarily to the increase in revenue in the current period.

The following table sets forth depreciation expense for each segment for the three months ended March 31 as indicated:

	2012	2011
Electrical construction	$777,203	$725,079
Real estate development	576	531
Corporate	8,478	8,525

Total	$786,257	$734,135

Depreciation expense increased to $786,000 during the three months ended March 31, 2012, from $734,000 for the three months ended March 31, 2011, an increase of 7.1%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily within the electrical construction segment, mainly due to Company growth.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31 as indicated:

	2012	2011
Income tax provision	$51,232	$10,156
Effective income tax rate	1.9%	919.9%

Our effective tax rate for the three months ended March 31, 2012 was 1.9%. Our income tax provision consists of state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34% due to previously unrecognized NOL and AMT credit carryforwards available to offset taxable income. Due to the impact of our deferred tax valuation allowance and the volatility in estimated future deferred taxes, our effective tax rate is based on a year-to-date income tax calculation. Our effective tax rate for the three months ended March 31, 2011 of 919.9% includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%. This rate is distorted due to the minimal amount of consolidated loss in relation to state income taxes payable.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of March 31, 2012, we had cash and cash equivalents of $1.9 million and working capital of $8.0 million, as compared to cash and cash equivalents of $3.3 million and working capital of $8.0 million as of December 31, 2011. In addition, on April 17, 2012, subsequent to March 31, 2012, we secured additional financing on our Working Capital Loan and entered into a new agreement for the financing of additional equipment purchases, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities, and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the three month periods ended March 31 as indicated:

	2012	2011
Net cash provided by operating activities	$395,553	$227,407
Net cash used in investing activities	(2,792,587)	(2,776,682)
Net cash provided by financing activities	963,381	2,032,174

Net decrease in cash and cash equivalents	$(1,433,653)	$(517,101)

Operating Activities

Cash flows from operating activities are comprised of the net income (loss), adjusted to reflect the timing of cash receipts and disbursements accordingly.

Cash provided by our operating activities totaled $396,000 in the three months ended March 31, 2012, as compared to cash provided of $227,000 from operating activities for the same prior year period. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our projects in both the electrical construction and real estate segments. Operating cash flows normally fluctuate relative to the status of projects within both the real estate and electrical construction segments.

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

For the quarters ended March 31, 2012 and 2011, our DSO for accounts receivable was 62 and 37, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 15 and 29, respectively. The increase in our DSO for accounts receivable was mainly due to the increase in transmission revenue during the current quarter in 2012, when compared to the same period in 2011. As of May 9, 2012, we have received approximately 83.5% of our March 31, 2012 outstanding trade accounts receivable, and have billed 91.1% of our costs and estimated earnings in excess of billings balance.

Investing Activities

Net cash used in investing activities was $2.8 million for both the three months ended March 31, 2012 and 2011. The cash used in our investing activities during the three months ended March 31, 2012 and 2011 was primarily due to capital expenditures during both periods. These capital expenditures are mainly attributed to purchases of equipment, primarily trucks and heavy machinery used by our electrical construction segment for the upgrading and replacement of equipment, as well as the expansion efforts. Our capital budget for 2012 is expected to total approximately $15.2 million, the majority of which is for upgrading and purchases of equipment for our electrical construction segment. These purchases will be funded through our cash reserves and our equipment financing.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2012 was $963,000, compared to cash provided by financing activities of $2.0 million during the prior year period. Our financing activities for the current year consisted mainly of borrowings on our Working Capital Loan of $1.0 million, and $211,000 on the electrical construction Equipment Loan, offset by repayments of $248,000 for the Equipment Loan. Our financing activities for the prior year period consisted mainly of net borrowings on our Equipment Loans of $2.6 million, offset by repayments on notes payable of $458,000 for the Pineapple House mortgage, and $143,000 on the electrical construction Equipment Loans.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to, minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in our current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. We must maintain a tangible net worth of at least $12.5 million, no more than $500,000 in outside debt and a maximum debt to worth ratio of no greater than 1.25:1.00. We were in compliance with all of our covenants as of March 31, 2012.

The following are computations of the most restrictive financial covenants:

	Covenant	Actual as of March 31, 2012
Tangible net worth minimum	$12,500,000	$17,982,517
Outside debt not to exceed	500,000	—
Maximum debt/worth ratio not to exceed	1.25 : 1.00	.86 : 1.00

On April 17, 2012, the Company and Branch Banking and Trust Company (the “Bank”), entered into an amendment of the Working Capital Loan, which included certain modifications made to the loan covenants. These modifications were effective after March 31, 2012, as described in note 4 to the consolidated financial statements.

The following table reflects the change in the financial covenant’s maximum debt to worth ratio, for the periods as indicated:

	Covenant as of March 31, 2012	Covenant after March 31, 2012
Tangible net worth minimum	$12,500,000	$12,500,000
Outside debt not to exceed	500,000	500,000
Maximum debt/worth ratio not to exceed	1.25 : 1.00	2.00 : 1.00

Forecast

We anticipate our cash on hand, and cash flows from operations and credit facilities, will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, and planned capital expenditures for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing may be negatively impacted by factors including, but not limited to: a decline in demand for electrical construction services and/or real estate in the markets served, general economic conditions, heightened competition, availability of construction materials, increased interest rates, and adverse weather conditions.

The transmission projects associated with CREZ are typically much larger and of greater duration than those usually undertaken by Southeast Power. These projects will require greater resources (including equipment, bank lines of credit, bonding, and personnel) than encountered in our typical projects. The Company believes that it will have available adequate resources to complete any work it undertakes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Based on current regulations, Section 404(a) of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. We have performed the necessary system and process documentation for the evaluation and testing required for management to make this assessment. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002. For our fiscal year ending December 31, 2011, we were exempt from such requirement.

Limitations of the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance, that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that the objectives of the disclosure control system were met.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on September 15, 2011, permits the purchase of up to 3,500,000 shares until September 30, 2012. The Company did not purchase any of its Common Stock during the three months ended March 31, 2012. As of March 31, 2012, the Company had a maximum of 1,154,940 shares that may be purchased under its publicly announced stock repurchase plan. Since the inception of the repurchase plan, the Company has repurchased 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Item 4.	Mine Safety Disclosures.

N/A

Item 5.	Other Information.

None

Item 6.	Exhibits.

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2012		THE GOLDFIELD CORPORATION

	By:	/s/ John H. Sottile
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen R. Wherry
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)