Form 10-Q
period 2012-06-30
GOLDFIELD CORP
filed 2012-08-13
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares the Registrant’s Common Stock outstanding as of August 9, 2012 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$4,184,791	$3,319,824
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2012 and 2011	9,673,720	8,991,109
Current portion of notes receivable	44,928	43,067
Construction inventory	—	134,363
Real estate inventory	380,581	346,829
Costs and estimated earnings in excess of billings on uncompleted contracts	3,363,062	946,525
Deferred income taxes	2,231,289	—
Income taxes recoverable	—	137
Residential properties under construction	—	222,818
Prepaid expenses	1,506,770	399,458
Other current assets	15,334	10,466

Total current assets	21,400,475	14,414,596

Property, buildings and equipment, at cost, net of accumulated depreciation of $22,067,708, in 2012 and $24,534,940 in 2011	13,198,832	10,481,705

Notes receivable, less current portion	174,699	196,632

Deferred charges and other assets
Land and land development costs	1,083,162	550,000
Cash surrender value of life insurance	618,609	626,449
Restricted cash	335,017	251,719
Other assets	424,214	89,836

Total deferred charges and other assets	2,461,002	1,518,004

Total assets	$37,235,008	$26,610,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$5,715,521	$3,639,919
Contract loss accruals	1,988	73,972
Billings in excess of costs and estimated earnings on uncompleted contracts	205,876	860,742
Current portion of notes payable	2,791,429	1,791,429
Income taxes payable	1,626,631	—

Total current liabilities	10,341,445	6,366,062
Deferred income taxes	2,007,887	—
Other accrued liabilities	6,382	1,595
Notes payable, less current portion	4,456,566	4,911,080

Total liabilities	16,812,280	11,278,737

Commitments and contingencies (note 5)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings (accumulated deficit)	467,855	(4,622,673)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	20,422,728	15,332,200

Total liabilities and stockholders’ equity	$37,235,008	$26,610,937

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Electrical construction	$18,475,053	$7,460,544	$35,584,993	$15,615,074
Real estate development	5,700	9,900	639,300	775,772

Total revenue	18,480,753	7,470,444	36,224,293	16,390,846

Costs and expenses
Electrical construction	12,986,120	5,786,562	25,910,605	12,795,541
Real estate development	5,415	263	398,523	430,889
Selling, general and administrative	849,195	807,143	1,764,720	1,554,208
Depreciation	833,185	790,897	1,619,441	1,525,032
(Gain) loss on sale of property and equipment	(186,694)	5,727	(197,259)	6,442

Total costs and expenses	14,487,221	7,390,592	29,496,030	16,312,112

Total operating income	3,993,532	79,852	6,728,263	78,734

Other (expenses) income, net
Interest income	5,321	6,052	11,325	12,686
Interest expense	(52,748)	(40,070)	(101,001)	(67,073)
Other income, net	11,485	4,862	20,552	25,245

Total other expenses, net	(35,942)	(29,156)	(69,124)	(29,142)

Income from continuing operations before income taxes	3,957,590	50,696	6,659,139	49,592

Income tax provision	1,517,379	19,737	1,568,611	29,893

Income from continuing operations	2,440,211	30,959	5,090,528	19,699

Gain from discontinued operations, net of tax provision of $0 in 2012 and 2011	—	992	—	992

Net income	$2,440,211	$31,951	$5,090,528	$20,691

Income per share of common stock - basic and diluted
Continuing operations	$0.10	$0.00	$0.20	$0.00
Discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.10	$0.00	$0.20	$0.00

Weighted average shares outstanding - basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$5,090,528	$20,691
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,619,441	1,525,032
Deferred income taxes	(223,402)	—
(Gain) loss on sale of property and equipment	(197,259)	6,442
Cash surrender value of life insurance	7,840	11,873
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(682,611)	401,844
Construction inventory	134,363	(83,710)
Real estate inventory	(33,752)	141,351
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,416,537)	614,186
Land and land development costs	(533,162)	(42,316)
Residential properties under construction	222,818	—
Income taxes recoverable	137	—
Prepaid expenses and other assets	(1,446,558)	(387,250)
Restricted cash	(83,298)	(86,052)
Income taxes payable	1,626,631	9,542
Accounts payable and accrued liabilities	2,025,973	(652,494)
Contract loss accrual	(71,984)	(30,467)
Billings in excess of costs and estimated earnings on uncompleted contracts	(654,866)	(54,044)
Reserve for remediation	—	(97,725)

Net cash provided by operating activities	4,384,302	1,296,903

Cash flows from investing activities
Proceeds from disposal of property and equipment	221,330	46,996
Proceeds from notes receivable	20,072	26,604
Purchases of property, buildings, and equipment	(4,306,223)	(3,807,341)

Net cash used in investing activities	(4,064,821)	(3,733,741)

Cash flows from financing activities
Proceeds from notes payable	2,311,364	2,632,696
Repayments on notes payable	(1,765,878)	(848,379)

Net cash provided by financing activities	545,486	1,784,317

Net increase (decrease) in cash and cash equivalents	864,967	(652,521)
Cash and cash equivalents at beginning of period	3,319,824	4,174,518

Cash and cash equivalents at end of period	$4,184,791	$3,521,997

Supplemental disclosure of cash flow information:
Interest paid	$102,796	$118,696
Income taxes paid, net	165,245	20,351

Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	54,416	198,432
Debt issued in lieu of interest paid	—	7,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company's principal line of business is electrical construction. The Company is also involved, to a much lesser extent, in real estate development. The principal market for the Company's electrical construction operation is electric utilities throughout much of the United States. The primary focus of the Company's real estate operations is the development of residential properties on the east coast of Florida.

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, fair value of real estate inventory, and the recoverability of deferred tax assets.

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The fair value of notes payable is considered by management to approximate carrying value due in part to the short term maturity of these borrowings. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by the Bank are variable market interest rates and are adjusted periodically. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.

Restricted Cash

The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 9 to the consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”), issued Accounting Standard Update (“ASU”) 2011-04, which amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs. The objective of ASU 2011-04, is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and disclosing information about fair value measurements, clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The disclosure guidance is effective for the Company prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of the amendment did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In June 2011, FASB issued ASU 2011-05, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. In December 2011, FASB issued ASU 2011-12, which defers those provisions in ASU 2011-05, relating to the presentation of reclassification adjustments. The guidance is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2012. The adoption of the amendment did not have an impact on the Company’s financial position, results of operations or cash flows, as the comprehensive income is equivalent to net income for the Company.

Note 2 – Inventory

Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.

Real estate inventory, which consists of completed condominium units and single family homes, is carried at the lower of cost or estimated fair value. In accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale .. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

As of June 30, 2012, the Company had one completed condominium unit held for sale within the Pineapple House project, compared to two at December 31, 2011. In addition, the Company had one single family residential property held for sale as of June 30, 2012. No such properties were held for sale at December 31, 2011. Both properties within the Company’s real estate inventory were under contract as of June 30, 2012. Earnest money deposits held by a third party for the aforementioned properties were $10,500 and $0 as of June 30, 2012 and December 31, 2011, respectively. The Company did not record an impairment write-down for either of the three or six month periods ended June 30, 2012 or 2011. On August 6, 2012, the Company completed the sale of the aforementioned single family residential property.

Note 3 – Land and Land Development Costs and Residential Properties Under Construction

The costs of a land purchase and any development expenses, up to the initial construction phase of any new condominium or residential property development project, are recorded under the asset “land and land development costs.” Once construction commences, the costs of construction are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction,” relating to specific projects, are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is more than one year from the date of the consolidated financial statements.

As of June 30, 2012, land and land development costs consisted of the property held for the future development of additional phases to the Pineapple House condominium project, and properties purchased for the future development of single family homes, which are recorded at their carrying value of $1.1 million. The Company did not record an impairment write-down to its land and land development costs carrying value for either of the three or six month periods ended June 30, 2012 or 2011.

The Company did not have any single family homebuilding projects under construction as of June 30, 2012, compared to two such projects under construction as of December 31, 2011. As of December 31, 2011, the total costs of the projects’ land and construction were $223,000, recorded as residential properties under construction.

Note 4 – Notes Payable

The following table presents the balances of the Company’s notes payable as of the dates indicated:

		June 30,	December 31,
	Maturity Date	2012	2011
Working Capital Loan	January 16, 2013	$1,800,000	$800,000
$6.94 Million Equipment Loan	February 22, 2016	5,447,995	5,902,509
$1.5 Million Equipment Loan	October 17, 2016	—	—

Total notes payable		7,247,995	6,702,509
Less current portion of notes payable		(2,791,429)	(1,791,429)

Notes payable, less current portion		$4,456,566	$4,911,080

As of June 30, 2012, the Company has a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”), providing for a revolving line of credit loan for a maximum principal amount of $5.0 million, to be used as a “Working Capital Loan.” The Company’s wholly owned subsidiaries, Southeast Power Corporation (“Southeast Power”), Bayswater Development Corporation (“Bayswater”) and Pineapple House of Brevard, Inc. (“Pineapple House”) agreed to guarantee the Company’s obligations under any and all notes, drafts, debts, obligations, and liabilities or agreements evidencing any such indebtedness, obligation, or liability including all renewals, extensions, and modifications thereof. The obligations of the Company, pursuant to the Working Capital Loan, includes the grant of a security interest by Southeast Power in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest is payable monthly at an annual rate equal to one month LIBOR rate plus two and one-half percent, which is adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR rate will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 0.82:1.00 at June 30, 2012, and interest was 2.75% and 2.81% as of June 30, 2012 and December 31, 2011, respectively. Principal is due and payable on January 16, 2013. Borrowings outstanding under the Working Capital Loan were $1.8 million and $800,000 as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, are parties to a $6.94 million Promissory Note and related ancillary agreements (the “Southeast Power $6.94 Million Equipment Loan”). The Company and Pineapple House agreed to guarantee Southeast Power’s obligations under any and all notes, drafts, debts, obligations, and liabilities or agreements evidencing any such indebtedness, obligation, or liability including all renewals, extensions, and modifications thereof. The obligations of Southeast Power, pursuant to the

Southeast Power $6.94 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power as specifically described in the Security Agreement between Southeast Power and the Bank dated February 22, 2011; and (iii) all proceeds (cash and non-cash) and products of the foregoing.

The Southeast Power $6.94 Million Equipment Loan will mature, and all amounts due to the Bank under the loan and the related Promissory Note, will be due and payable in full on February 22, 2016. The Company must make monthly payments of principal and interest to the Bank in equal monthly principal payments of $82,619 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22, 2016. The Southeast Power $6.94 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR rate plus two and one-half percent (2.75% and 2.81% as of June 30, 2012 and December 31, 2011, respectively), which is adjusted monthly and subject to a maximum rate of 24.00%. Borrowings outstanding under the Southeast Power $6.94 Million Equipment Loan were $5.4 million and $5.9 million, as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, are parties to a $1.5 million Loan Agreement (the “Southeast Power $1.5 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The Company, Pineapple House, and Bayswater agreed to guarantee Southeast Power’s obligations under any and all notes, drafts, debts, obligations, and liabilities or agreements evidencing any such indebtedness, obligation, or liability including all renewals, extensions, and modifications thereof.

The Southeast Power $1.5 Million Equipment Loan will mature, and all amounts due to the Bank under the loan and the related Promissory Note, will be due and payable in full on October 17, 2016. Accrued interest is payable monthly commencing on May 17, 2012 and continuing on the same day of each calendar period thereafter, until November 17, 2012. Subsequently, payments will be as follows: (a) commencing November 17, 2012 and each month thereafter through and including October 17, 2013, monthly principal payments in the amount of $28,500, plus accrued interest; (b) commencing November 17, 2013, and each month thereafter, through and including October 17, 2014, monthly principal payments in the amount of $30,500, plus accrued interest; (c) commencing November 17, 2014, and each month thereafter, through and including October 17, 2015, monthly principal payments in the amount of $32,500, plus accrued interest; (d) commencing November 17, 2015, and each month thereafter, through and including September 17, 2016, monthly principal payments in the amount of $33,750, plus accrued interest; and (e) on October 17, 2016, one final payment of the entire outstanding principal and accrued interest shall be due and payable. The Southeast Power $1.5 Million Equipment Loan will bear interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 0.82:1.00 at June 30, 2012, and interest was 2.75% as of June 30, 2012. As of June 30, 2012, there were no borrowings outstanding under the Southeast Power $1.5 Million Equipment Loan.

Subsequently on July 16, 2012, the Company, Southeast Power, Bayswater, and Pineapple House, and the Bank entered into Addenda to Loan Agreements to effect the modification of the Debt to Tangible Net Worth threshold of the Financial Covenants sections of the Working Capital Loan and the $1.5 Million Equipment Loan agreements and the Debt to Worth threshold of the Financial Covenants section of the Southeast Power $6.94 Million Equipment Loan agreement. Pursuant to the Addenda to Loan Agreements, the Debt to Tangible Net Worth threshold of the Financial Covenants sections of the Working Capital Loan and the $1.5 Million Equipment Loan agreements and the Debt to Worth threshold of the Financial Covenants section of the Southeast Power $6.94 Million Equipment Loan agreement were changed from 2.00:1.00 to 2.25:1.00. In addition, the Bank by letter dated July 16, 2012, consented to Southeast Power’s entry into the $7.9 Million Installment Sale Contract discussed below allowing Southeast Power to incur additional debt above the $500,000 debt limitation covenant, subject to certain conditions. All of the other terms of the Working Capital Loan, the $6.94 Million Equipment Loan, and the Southeast Power $1.5 Million Equipment Loan agreements and related ancillary agreements remain unchanged.

In addition, on July 16, 2012, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), entered into an Installment Sale Contract (Security Agreement) (the “$7.9 Million Installment Sale Contract”), related ancillary agreements, and an amendment to the $7.9 Million Installment Sale Contract. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million.

On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.9 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. The Bank and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.9 Million Installment Sale Contract, Southeast Power agreed to pay for the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. The first payment under the $7.9 Million Installment Sale Contract will be due and payable on August 17, 2012, and subsequent equal monthly installment payments will be due and payable until the entire indebtedness has been paid, bearing a fixed interest rate of 3.45%. On July 16, 2012, the Company agreed to guarantee Southeast Power’s indebtedness under the $7.9 Million Installment Sale Contract.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in the Company’s current Chief Executive Officer without prior written consent from the Bank. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank. The Company was in compliance with all of its covenants as of June 30, 2012. See the aforementioned subsequent events regarding the Addenda to Loan Agreements to effect the modification of the Debt to Tangible Net Worth and Debt to Worth thresholds of the Financial Covenants sections to the agreements made subsequent to June 30, 2012.

Note 5 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments of its electrical construction subsidiary. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2012, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $124.5 million.

Note 6 – Income per Share of Common Stock

Basic income per share of common stock is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.

As of June 30, 2012 and December 31, 2011, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and six month periods ended June 30, 2012 and 2011.

Note 7 – Income Taxes

As of June 30, 2012, the Company had net operating loss (“NOL”) carryforwards of approximately $4.2 million available to offset future federal taxable income, which if unused will begin to expire in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $174,000 available to reduce future federal income taxes over an indefinite period. The Company also had NOL carryforwards from Florida of approximately $4.6 million available to offset future Florida taxable income, which if unused will begin to expire in 2027. The net current deferred tax asset increased to $2.2 million and the net non-current deferred tax liability increased to $2.0 million as of June 30, 2012, due to releasing the full valuation allowance established in 2008.

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

The Company established a full valuation allowance against net deferred tax assets beginning in 2008 based upon an evaluation of all available evidence at that time. The Company’s cumulative loss position and market conditions over the evaluation period were significant negative evidence in assessing the need for a valuation allowance. However, based on the Company’s forecasts of future taxable income and improved earnings this year, the Company anticipates being able to generate sufficient taxable income to utilize the NOL and AMT credit carryforwards during 2012. Therefore, the Company has reduced the valuation allowance against the deferred tax assets to zero. This reduction resulted in the recognition of a provision for federal income taxes during the period ended June 30, 2012. The minimum amount of future taxable income required to be generated to fully realize the deferred tax asset is approximately $6.1 million.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the periods as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income tax provision	$1,517,379	$19,737	$1,568,611	$29,893
Effective income tax rate	38.3%	38.9%	23.6%	60.3%

The Company’s expected tax rate for the year ending December 31, 2012, which was calculated based on the estimated annual operating results for the year, is 26.9%. The expected tax rate differs from the federal statutory rate of 34% primarily due to the reversal of the valuation allowance for deferred tax assets.

The effective tax rates for the three and six months ended June 30, 2012 were 38.3% and 23.6%, respectively. The effective tax rate for the three months ended June 30, 2012 differs from the expected tax rate primarily due to the timing of the reversal of the deferred tax valuation allowance. The effective tax rates for the three and six months ended June 30, 2011 were 38.9% and 60.3%, respectively, and include only state income tax expense attributable to a subsidiary and do not reflect the federal statutory rate of 34%.

The Company had gross unrecognized tax benefits of $11,000 and $17,000 as of June 30, 2012 and December 31, 2011, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Continuing operations
Revenue
Electrical construction	$18,475,053	$7,460,544	$35,584,993	$15,615,074
Real estate development	5,700	9,900	639,300	775,772

Total revenue	18,480,753	7,470,444	36,224,293	16,390,846

Operating expenses
Electrical construction	13,712,491	6,663,304	27,478,270	14,489,382
Real estate development	81,814	78,410	591,300	619,511
Corporate	692,916	648,878	1,426,460	1,203,219

Total operating expenses	14,487,221	7,390,592	29,496,030	16,312,112

Operating income (loss)
Electrical construction	4,762,562	797,240	8,106,723	1,125,692
Real estate development	(76,114)	(68,510)	48,000	156,261
Corporate	(692,916)	(648,878)	(1,426,460)	(1,203,219)

Total operating income	3,993,532	79,852	6,728,263	78,734

Other (expenses) income, net
Electrical construction	(40,947)	(34,753)	(79,639)	(55,055)
Real estate development	3	—	287	14,344
Corporate	5,002	5,597	10,228	11,569

Total other expenses, net	(35,942)	(29,156)	(69,124)	(29,142)

Net income (loss) before taxes
Electrical construction	4,721,615	762,487	8,027,084	1,070,637
Real estate development	(76,111)	(68,510)	48,287	170,605
Corporate	(687,914)	(643,281)	(1,416,232)	(1,191,650)

Total net income before taxes	$3,957,590	$50,696	$6,659,139	$49,592

Operating income (loss) is total operating revenue less operating expense inclusive of depreciation and selling, general and administrative (“SG&A”) expense for each segment. Operating income (loss) excludes interest expense, interest income, and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

	June 30,	December 31,
	2012	2011
Identifiable assets:
Electrical construction	$31,960,112	$23,776,642
Real estate development	2,101,152	1,262,442
Corporate	3,173,744	1,571,853

Total	$37,235,008	$26,610,937

Identifiable assets by segment are used in the operations of each segment.

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended June 30, 2012 and 2011, the three largest customers accounted for 60% and 47%, respectively, of the Company’s total revenue. For the six months ended June 30, 2012 and 2011, the three largest customers accounted for 57% and 43%, respectively, of the Company’s total revenue. The real estate development operations did not have revenue from any one customer that exceeded 10% of the Company’s total revenue for either the three or six month periods ended June 30, 2012 or 2011.

Note 9 – Restricted Cash

On October 25, 2010, the Company, as grantor, Valley Forge Insurance Company (the “Beneficiary”) and Branch Banking and Trust Company (the “Trustee”), entered into a Collateral Trust Agreement (the “Agreement”) in connection with the Company’s workers’ compensation insurance policies issued by the Beneficiary (the “Policies”) beginning in 2009. The Agreement was made to grant the Beneficiary a security interest in certain of the Company’s assets and to place those assets in a Trust Account to secure the Company’s obligations to the Beneficiary under the Policies. The deposits maintained under the Agreement are recorded as restricted cash within the non-current assets section of our balance sheet.

Note 10 – Subsequent Event

On July 16, 2012, the Company entered into amendments of the Working Capital Loan, the Southeast Power $6.94 Million Equipment Loan, and the Southeast Power $1.5 Million Equipment Loan agreements, all with the Bank, to increase the Debt to Tangible Net Worth threshold of the Financial Covenants sections of the Working Capital Loan and the $1.5 Million Equipment Loan agreements and the Debt to Worth threshold of the Financial Covenants section of the Southeast Power $6.94 Million Equipment Loan agreement. In addition, Southeast Power also entered into the $7.9 Million Installment Sale Contract for the purchase of equipment. Those events are described in note 4.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the terms “Goldfield,” “the Company,” “we,” “our” and “us” as used herein mean The Goldfield Corporation and its consolidated subsidiaries.

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the continued weakness in the Florida real estate market; the level of consumer confidence; our ability to acquire land; increases in interest rates and availability of mortgage financing to our buyers; and increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations, and prospects.

You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a provider of electrical construction services throughout much of the United States. We are also, to a much lesser extent, a real estate developer of residential properties on the east coast of Florida. We report our results under two reportable segments, electrical construction and real estate development. For the six months ended June 30, 2012, our total consolidated revenue was $36.2 million, of which 98% was attributable to the electrical construction segment and 2% to the real estate development segment.

Through our subsidiary, Southeast Power Corporation (“Southeast Power”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies, and electric utilities. Southeast Power performs electrical contracting services primarily in the southeastern, mid-Atlantic, and western regions of the United States. Southeast Power is headquartered in Titusville, Florida, and has additional offices in Bastrop, Texas, and Spartanburg, South Carolina.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical, and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. For example, for the year ended December 31, 2011 and the six months ended June 30, 2012, three of our customers accounted for approximately 53% and 57% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins, and profits, which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”), we are engaged in the acquisition, development, management, and disposition of land and improved properties. Historically, the primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. From time to time, on an opportunistic basis, we also engage in single family homebuilding. Our most recently completed condominium project, Pineapple House, is an eight-story building in Melbourne, Florida, containing thirty-three luxury river-view condominium units, of which only one unit remains unsold as of June 30, 2012, compared to two units as of December 31, 2011. It is the first phase of a possible multi-phase development. We currently have no plan for construction at Pineapple House. As of June 30, 2012, there were no single family residential properties under construction, compared to two such properties as of December 31, 2011. In addition, we also held for sale one single family residential property as of June 30, 2012. No such properties were held for sale as of December 31, 2011.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, real estate development inventory, and deferred income tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosure with the Audit Committee of the Board of Directors.

Percentage of Completion – Electrical Construction Segment

We recognize revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, is impacted by several factors including, but not limited to: changes in productivity, scheduling, the cost of labor, subcontracts, materials, and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), client needs, client delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials, and governmental regulation may also affect the progress and estimated cost of a project's completion and thus the timing of income and revenue recognition.

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex, and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of June 30, 2012 and December 31, 2011 were $2,000 and $74,000, respectively. The accrued contract losses for 2012 and 2011 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work, and claims is recognized when realization is probable.

Real Estate Inventory Valuation

Real estate inventory, which consists of completed condominium units and single family homes, is carried at the lower of cost or estimated fair value in accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets. As of June 30, 2012, management reviewed the real estate inventory for impairment. ASC Topic 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to reduce the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

As of June 30, 2012, our real estate inventory consisted of one condominium project with one remaining condominium unit and one single family home; both properties were under contract for sale. On August 6, 2012, we completed the sale of the single family home. As of June 30, 2012, management determined that no impairment to our current real estate inventory was necessary.

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

As of June 30, 2012, management also reviewed the land carrying value for impairment. Our land carrying value consisted of nine properties to be used for future real estate property development. As of December 31, 2011 we held one property for the future development of additional phases to the Pineapple House condominium project. Additional properties were purchased for the future development of single family homes during the six months ended June 30, 2012. Due to the current nature of the market appraisals related to these properties, there was no impairment write-down to our land carrying value during the six months ended June 30, 2012. During the year ended December 31, 2011, we recognized an impairment write-down of $112,000 to our land carrying value based on a fair value appraisal prepared by an independent third party. The continued decrease in land sale activity, the lack of active comparable land valuations, and the continued delay in construction of the additional phases of the Pineapple House project prompted management to reevaluate our land carrying value as of December 31, 2011.

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

As of June 30, 2012, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards and alternative minimum tax (“AMT”) credit carryforwards (refer to note 7 to the consolidated financial statements). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

We established a full valuation allowance against our net deferred tax assets beginning in 2008 based upon an evaluation of all available evidence at that time. Our cumulative loss position and market conditions over the evaluation period were significant negative evidence in assessing the need for a valuation allowance. However, based on our forecasts of future taxable income and improved earnings this year, we anticipate being able to generate sufficient taxable income to utilize the NOL and AMT credit carryforwards during 2012. Therefore, we have reduced the valuation allowance against the deferred tax assets to zero. This reduction resulted in the recognition of a provision for federal income taxes during the period ended June 30, 2012. The minimum amount of future taxable income required to be generated to fully realize the deferred tax asset is approximately $6.1 million.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the six months ended June 30 as indicated:

	2012	2011
Electrical construction
Revenue	$35,584,993	$15,615,074
Operating expenses
Cost of goods sold	25,910,605	12,795,541
Selling, general and administrative	164,718	181,161
Depreciation	1,600,206	1,506,938
(Gain) loss on sale of property and equipment	(197,259)	5,742

Total operating expenses	27,478,270	14,489,382

Operating income	$8,106,723	$1,125,692

Real estate development
Revenue	$639,300	$775,772
Operating expenses
Cost of goods sold	398,523	430,889
Selling, general and administrative	190,866	187,561
Depreciation	1,911	1,061

Total operating expenses	591,300	619,511

Operating income	$48,000	$156,261

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest and other income, and income taxes.

Revenue

Total revenue in the six months ended June 30, 2012, more than doubled to $36.2 million, an increase of $19.8 million, compared to $16.4 million in the six months ended June 30, 2011, due to the increase in electrical construction revenue.

Electrical construction revenue increased to $35.6 million from $15.6 million, an increase of $20.0 million, for the six months ended June 30, 2012, when compared to the six months ended June 30, 2011. The increase in revenue was largely due to an increase in demand for our electrical construction services, primarily our transmission work, which represents approximately 96.8% of the total increase in electrical construction revenue. Our increase in transmission project revenue includes several large projects throughout Texas, Florida and the Carolinas. This increase in revenue is attributable to segment wide growth with the most dramatic increase occurring in Texas.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore, we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of June 30, 2012, the electrical construction operation’s backlog was approximately $60.7 million, which included approximately $53.4 million from fixed price contracts, for which revenue is recognized using percentage-of-completion, and approximately $7.3 million from service agreement contracts, for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 62% to be completed within the current fiscal year. This compares to a backlog of $3.4 million at June 30, 2011, of which approximately $2.2 million represented backlog from fixed price contracts and approximately $1.2 million represented service agreement backlog. The increase in backlog was in large part attributable to Southeast Power’s expansion during 2011 of its geographical footprint into Texas and establishment of permanent facilities there, with a view to obtaining work associated with the Competitive Renewable Energy Zones (“CREZ”) wind generation projects. The $53.4 million fixed price contract backlog as of June 30, 2012 includes $46.3 million from the CREZ project.

Revenue from our real estate development operations decreased 17.6% to $639,000 for the six months ended June 30, 2012, compared to $776,000 for the same period in 2011. This decrease was mainly due to the type, number, and sales price of the properties sold during the six months ended June 30, 2012, when compared to the same prior year period. During the six months ended June 30, 2012, one condominium unit from our Pineapple House project and one residential property were sold, compared to two condominium units for the same six month period in 2011. As of June 30, 2012, there were no projects under construction, and there was no backlog for the real estate development operation’s segment.

Operating Results

Total operating income increased to $6.7 million for the six months ended June 30, 2012, compared to $79,000 for the same period in 2011, an increase of $6.6 million.

Electrical construction operations operating income increased by $7.0 million to $8.1 million in the six months ended June 30, 2012, compared to operating income of $1.1 million during the six months ended June 30, 2011. Operating margins on electrical construction operations increased to 22.8% for the six months ended June 30, 2012, from 7.2% for the six months ended June 30, 2011. The increase in operating margins was largely the result of the aforementioned increase in transmission revenue, which provides the electrical construction segment the ability to spread its fixed costs over a larger revenue base. Also contributing to the increase in operating margins is a higher utilization of Company assets on projects, instead of renting similar equipment, mainly for transmission projects, when comparing the six months ended June 30, 2012, to the same period in the prior year.

Real estate development operations had operating income of $48,000 for the six months ended June 30, 2012, compared to $156,000 for the six months ended June 30, 2011, a decrease of $108,000. This decrease was mainly due to the amount and sales price of the properties sold during the six months ended June 30, 2012, compared to the same period in the prior year. As of June 30, 2012, we held one Pineapple House condominium unit and one single family home for sale, both of which were under contract. On August 6, 2012, we completed the sale of the single family home.

Costs and Expenses

Total costs and expenses, and the components thereof, increased to $29.5 million in the six months ended June 30, 2012, from $16.3 million in the six months ended June 30, 2011, an increase of 80.8%.

Electrical construction cost of goods sold increased to $25.9 million in the six months ended June 30, 2012, from $12.8 million in the six months ended June 30, 2011, an increase of $13.1 million. The increase in costs corresponds to the aforementioned increase in revenue during the six months ended June 30, 2012, when compared to the same six month period in 2011.

Cost of goods sold for real estate development operations decreased to $399,000 for the six months ended June 30, 2012, from $431,000 for the six months ended June 30, 2011, a decrease of 7.5%. The decrease in cost of goods sold is primarily attributable to the variance in the type, amount, and carrying costs of the properties sold during the six months ended June 30, 2012, when compared to the same period in 2011.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the six months ended June 30 as indicated:

	2012	2011
Electrical construction	$164,718	$181,161
Real estate development	190,866	187,561
Corporate	1,409,136	1,185,486

Total	$1,764,720	$1,554,208

SG&A expenses increased 13.5% to $1.8 million in the six months ended June 30, 2012, from $1.6 million in the six months ended June 30, 2011. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, specifically salaries and compensation, during the six months ended June 30, 2012, when compared to the same period in 2011, mainly attributable to the Company’s expansion. Also contributing to the increase in SG&A during the six month period ended June 30, 2012, was a slight increase in selling expenses within the real estate segment attributable to the variance in the type of properties sold during the six month period ended June 30, 2012, when compared to the same prior year period. As a percentage of revenue, SG&A expenses decreased to 4.9% for the six months ended June 30, 2012, from 9.5% in the six months ended June 30, 2011, primarily due to the increase in revenue in the current period.

The following table sets forth depreciation expense for each segment for the six months ended June 30 as indicated:

	2012	2011
Electrical construction	$1,600,206	$1,506,938
Real estate development	1,911	1,061
Corporate	17,324	17,033

Total	$1,619,441	$1,525,032

Depreciation expense increased to $1.6 million during the six months ended June 30, 2012, from $1.5 million for the six months ended June 30, 2011, an increase of 6.2%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily within the electrical construction segment, and attributable to our growth and expansion efforts.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30 as indicated:

	2012	2011
Income tax provision	$1,568,611	$29,893
Effective income tax rate	23.6%	60.3%

Our expected tax rate for the year ending December 31, 2012, which was calculated based on the estimated annual operating results for the year, is 26.9%. Our expected tax rate differs from the federal statutory rate of 34% primarily due to the reversal of the valuation allowance for deferred tax assets.

Our effective tax rate for the six months ended June 30, 2012 was 23.6%. Our effective tax rate for the six months ended June 30, 2011 of 60.3% includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%.

Discontinued Operations

We were previously engaged in mining activities and ended all such activities approximately nine years ago. For the six month period ended June 30, 2012, there were no results or activity related to these discontinued operations. All results of these discontinued operations during the six month period ended June 30, 2011 were related to settlement agreements with the United States Environmental Protection Agency (the “EPA”).

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Segment Information

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the three months ended June 30 as indicated:

	2012	2011
Electrical construction
Revenue	$18,475,053	$7,460,544
Operating expenses
Cost of goods sold	12,986,120	5,786,562
Selling, general and administrative	90,061	89,156
Depreciation	823,004	781,859
(Gain) loss on sale of property and equipment	(186,694)	5,727

Total operating expenses	13,712,491	6,663,304

Operating income	$4,762,562	$797,240

Real estate development
Revenue	$5,700	$9,900
Operating expenses
Cost of goods sold	5,415	263
Selling, general and administrative	75,064	77,616
Depreciation	1,335	531

Total operating expenses	81,814	78,410

Operating loss	$(76,114)	$(68,510)

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest and other income, and income taxes.

Revenue

Total revenue in the three months ended June 30, 2012, increased by 147.4% or $11.0 million to $18.5 million, compared to $7.5 million in the three months ended June 30, 2011, due to the increase in electrical construction revenue.

Electrical construction revenue increased by $11.0 million to $18.5 million from $7.5 million, for the three months ended June 30, 2012, when compared to the three months ended June 30, 2011. The increase in revenue for the three months ended June 30, 2012, when compared to the same period in 2011, was mainly due to an increase in demand for our electrical construction services, primarily our transmission work, and in large part attributable to our expansion.

Revenue from our real estate development operations decreased to $6,000 for the three months ended June 30, 2012, compared to $10,000 for the same period in 2011. This decrease was mainly due to the rental revenue recognized during the three months ended June 30, 2012, when compared to the same prior year period.

Operating Results

Total operating income was $4.0 million for the three months ended June 30, 2012, compared to $80,000 for the same period in 2011, an increase of $3.9 million.

Electrical construction operations operating income increased by $4.0 million to $4.8 million in the three months ended June 30, 2012, compared to operating income of $797,000 during the three months ended June 30, 2011. Operating margins on electrical construction operations increased to 25.8% for the three months ended June 30, 2012, from 10.7% for the three months ended June 30, 2011. The increase in operating margins was largely the result of the aforementioned increase in revenue, which allows fixed costs to be spread over a larger revenue base. Also contributing to the increase in operating margins is an increase in higher margin projects, attributable to a higher utilization of Company assets on projects, instead of renting similar equipment, mainly for transmission projects, when comparing the three months ended June 30, 2012, to the same period in the prior year.

Real estate development operations had an operating loss of $76,000 in the three months ended June 30, 2012, compared to $69,000 in the three months ended June 30, 2011, a decrease of $8,000. This decrease was mainly due to an increase in post-construction costs during the three months ended 2012, compared to the same period in the prior year.

Costs and Expenses

Total costs and expenses, and the components thereof, increased to $14.5 million in the three months ended June 30, 2012, from $7.4 million in the three months ended June 30, 2011, an increase of 96.0%.

Electrical construction cost of goods sold increased to $13.0 million in the three months ended June 30, 2012, from $5.8 million in the three months ended June 30, 2011, an increase of $7.2 million. The increase in costs corresponds to the aforementioned increase in revenue during the three months ended June 30, 2012, when compared to the same three month period in 2011.

Cost of goods sold for real estate development operations increased to $5,000 for the three months ended June 30, 2012, from $260 for the three months ended June 30, 2011, an increase of $5,000. The increase in cost of goods sold is primarily attributable to the aforementioned increase in post-construction costs within the real estate segment during the three months ended June 30, 2012, when compared to the same period in 2011.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the three months ended June 30 as indicated:

	2012	2011
Electrical construction	$90,061	$89,156
Real estate development	75,064	77,616
Corporate	684,070	640,371

Total	$849,195	$807,143

SG&A expenses increased 5.2% to $849,000 in the three months ended June 30, 2012, from $807,000 in the three months ended June 30, 2011. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, specifically salaries and compensation, during the three months ended June 30, 2012, when compared to the same period in 2011, mainly attributable to the Company’s expansion. As a percentage of revenue, SG&A expenses decreased to 4.6% for the three months ended June 30, 2012, from 10.8% in the three months ended June 30, 2011, due primarily to the increase in revenue in the current period.

The following table sets forth depreciation expense for each segment for the three months ended June 30 as indicated:

	2012	2011
Electrical construction	$823,004	$781,859
Real estate development	1,335	531
Corporate	8,846	8,507

Total	$833,185	$790,897

Depreciation expense increased to $833,000 during the three months ended June 30, 2012, from $791,000 for the three months ended June 30, 2011, an increase of 5.3%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily within the electrical construction segment, mainly due to our growth and expansion efforts.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30 as indicated:

	2012	2011
Income tax provision	$1,517,379	$19,737
Effective income tax rate	38.3%	38.9%

Our expected tax rate for the year ending December 31, 2012, which was calculated based on the estimated annual operating results for the year, is 26.9%. Our effective tax rate differs from the federal statutory rate of 34% primarily due to the reversal of the valuation allowance for deferred tax assets.

Our effective tax rate for the three months ended June 30, 2012 was 38.3%. Our effective tax rate for the three months ended June 30, 2012 differs from the expected tax rate primarily due to the timing of the reversal of the deferred tax valuation allowance. Our effective tax rate for the three months ended June 30, 2011 of 38.9% includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%.

Discontinued Operations

We were previously engaged in mining activities and ended all such activities approximately nine years ago. For the three month period ended June 30, 2012, there were no results or activity related to these discontinued operations. All results of these discontinued operations during the three month period ended June 30, 2011 were related to settlement agreements with the EPA.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit. As of June 30, 2012, we had cash and cash equivalents of $4.2 million and working capital of $11.1 million, as compared to cash and cash equivalents of $3.3 million and working capital of $8.0 million as of December 31, 2011. In addition, we had available $3.2 million on our Working Capital Loan and no borrowings outstanding on our $1.5 Million Equipment Loan, as discussed in note 4 to the consolidated financial statements. Also, on July 16, 2012 we secured additional financing through a new agreement for the purchase of additional equipment for our electrical construction segment, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities, and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the six month periods ended June 30 as indicated:

	2012	2011
Net cash provided by operating activities	$4,384,302	$1,296,903
Net cash used in investing activities	(4,064,821)	(3,733,741)
Net cash provided by financing activities	545,486	1,784,317

Net increase (decrease) in cash and cash equivalents	$864,967	$(652,521)

Operating Activities

Cash flows from operating activities are comprised of the net income adjusted to reflect the timing of cash receipts and disbursements accordingly.

Cash provided by our operating activities totaled $4.4 million for the six months ended June 30, 2012, as compared to cash provided of $1.3 million from operating activities for the same prior year period. The increase in cash flows from operating activities is primarily due to the change in accounts payable and accrued liabilities which totaled an increase of $2.7 million. Accounts payable and accrued liabilities increased to $2.0 million from $(652,000), when comparing the six months ended June 30, 2012, to the same period in 2011. The change in accounts payable and accrued liabilities is mainly attributable to the aforementioned increase in electrical construction revenue and the related project costs associated with construction. Operating cash flows normally fluctuate relative to the status of projects within both the real estate and electrical construction segments. Our cash flows are influenced by the level of operations, operating margins, and the types of services we provide.

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

For the quarters ended June 30, 2012 and 2011, our DSO for accounts receivable was 50 and 49, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 17 and 8, respectively. The increase in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to the increase in large transmission projects during the six months ended June 30, 2012, when compared to the same period in 2011. Large transmission projects require an increased amount of costs to be incurred prior to the related billings. As of August 9, 2012, we have received approximately 85.9% of our June 30, 2012 outstanding trade accounts receivable, and have billed 81.3% of our costs and estimated earnings in excess of billings balances.

Investing Activities

Net cash used in investing activities was $4.1 million for the six months ended June 30, 2012, as compared to $3.7 million for the same six month period in 2011. The cash used in our investing activities during the six months ended June 30, 2012 and 2011, was primarily due to capital expenditures. These capital expenditures are mainly attributed to purchases of equipment, primarily trucks and heavy machinery used by our electrical construction segment, for the upgrading and replacement of equipment, as well as our expansion efforts. Our capital budget for 2012 is expected to total approximately $18.0 million, the majority of which is for upgrading and purchases of equipment for our electrical construction segment. These purchases will be funded through our cash reserves and our equipment financing.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2012 was $545,000 compared to cash provided by financing activities of $1.8 million during the prior year period. Our financing activities for the current year consisted mainly of borrowings on our Working Capital Loan of $2.1 million, and $211,000 on the electrical construction $6.94 Million Equipment Loan, offset by repayments of $1.1 million for our Working Capital Loan and repayments of $666,000 for the $6.94 Million Equipment Loan. Our financing activities for the prior year period consisted mainly of net borrowings on our equipment loan of $2.6 million, offset by repayments on notes payable of $458,000 for the Pineapple House mortgage, and $390,000 on the electrical construction equipment loans.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in our current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the

Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. We must maintain a tangible net worth of at least $12.5 million, no more than $500,000 in outside debt, and a maximum debt to worth ratio of no greater than 2.00:1.00. We were in compliance with all of our covenants as of June 30, 2012.

The following are computations of the most restrictive financial covenants:

		Actual as of
	Covenant	June 30, 2012
Tangible net worth minimum	$12,500,000	$20,422,728
Outside debt not to exceed	500,000	—
Maximum debt/worth ratio not to exceed	2.00 : 1.00	0.82 :1.00

On July 16, 2012, the Company and Branch Banking and Trust Company (the “Bank”), entered into amendments of the Working Capital Loan, the Southeast Power $6.94 Million Equipment Loan, and the Southeast Power $1.5 Million Equipment Loan agreements, which were to increase the Debt to Tangible Worth threshold of the Financial Covenants sections. These modifications were effective after June 30, 2012, as described in note 4 to the consolidated financial statements.

The following table reflects the change in the financial covenant’s maximum debt to worth ratio, and outside debt limitation, which is subject to certain conditions, for the periods as indicated:

	Covenant as of	Covenant after
	June 30, 2012	June 30, 2012
Tangible net worth minimum	$12,500,000	$12,500,000
Outside debt not to exceed (1)	500,000	500,000
Maximum debt/worth ratio not to exceed	2.00 : 1.00	2.25 : 1.00

(1)

The Bank by letter dated July 16, 2012 consented to Southeast Power’s entry into the $7.9 Million Installment Sales Contract allowing Southeast Power to incur additional debt above the $500,000 debt limitation in the Working Capital Loan, the Southeast Power $6.94 Million Equipment Loan and the Southeast Power $1.5 Million Equipment Loan agreements, as described in note 4 to the consolidated financial statements.

Forecast

We anticipate that our cash on hand, and cash flows from operations and credit facilities, will provide sufficient cash to enable us to meet our working capital needs, debt service requirements, and planned capital expenditures for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to: a decline in demand for electrical construction services and/or real estate in the markets served, general economic conditions, heightened competition, availability of construction materials, increased interest rates, and adverse weather conditions.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer, and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) None

(b) None

(c) The Company has had a stock repurchase plan since September 17, 2002 when the Board of Directors’ approval of the plan was announced. As last amended by the Board of Directors on September 15, 2011, the stock repurchase plan permits the purchase of up to 3,500,000 shares until September 30, 2012. The Company did not purchase any of its Common Stock during the six months ended June 30, 2012. As of June 30, 2012, the Company had a maximum of 1,154.940 shares that may be purchased under its publicly announced stock repurchase plan. Since the inception of the repurchase plan, the Company has repurchased 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $ 18,720.

Item 4.	Mine Safety Disclosures.

N/A

Item 5.	Other Information.

None

Item 6.	Exhibits.

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2012		THE GOLDFIELD CORPORATION

	By:	/s/ John H. Sottile
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen R. Wherry
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)