Form 10-Q
period 2012-09-30
GOLDFIELD CORP
filed 2012-11-13
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares the Registrant’s Common Stock outstanding as of November 9, 2012 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$8,875,581	$3,319,824
Accounts receivable and accrued billings, net of allowance for doubtful accounts of $0 in 2012 and 2011	8,835,427	8,991,109
Current portion of notes receivable	48,489	43,067
Construction inventory	275,382	134,363
Real estate inventory	—	346,829
Costs and estimated earnings in excess of billings on uncompleted contracts	5,574,909	946,525
Deferred income taxes	1,264,892	—
Income taxes recoverable	—	137
Residential properties under construction	246,242	222,818
Prepaid expenses	1,422,301	399,458
Other current assets	24,731	10,466

Total current assets	26,567,954	14,414,596

Property, buildings and equipment, at cost, net of accumulated depreciation of $22,726,342, in 2012 and $24,534,940 in 2011	24,063,615	10,481,705

Notes receivable, less current portion	163,420	196,632

Deferred charges and other assets
Land and land development costs	1,083,852	550,000
Cash surrender value of life insurance	619,455	626,449
Restricted cash	376,690	251,719
Other assets	1,158,275	89,836

Total deferred charges and other assets	3,238,272	1,518,004

Total assets	$54,033,261	$26,610,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,513,218	$3,639,919
Contract loss accruals	25,390	73,972
Billings in excess of costs and estimated earnings on uncompleted contracts	144,102	860,742
Current portion of notes payable	3,876,907	1,791,429
Income taxes payable	211,619	—

Total current liabilities	12,771,236	6,366,062
Deferred income taxes	3,566,908	—
Other accrued liabilities	8,776	1,595
Notes payable, less current portion	14,649,047	4,911,080

Total liabilities	30,995,967	11,278,737

Commitments and contingencies (note 6)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Capital surplus	18,481,683	18,481,683
Retained earnings (accumulated deficit)	3,082,421	(4,622,673)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)

Total stockholders’ equity	23,037,294	15,332,200

Total liabilities and stockholders’ equity	$54,033,261	$26,610,937

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Electrical construction	$19,127,906	$4,708,188	$54,712,899	$20,323,263
Real estate development	550,510	307,175	1,189,810	1,082,947

Total revenue	19,678,416	5,015,363	55,902,709	21,406,210

Costs and expenses
Electrical construction	13,474,473	4,329,817	39,385,078	17,125,358
Real estate development	381,956	288,446	780,479	719,335
Selling, general and administrative	858,009	544,193	2,622,729	2,098,402
Depreciation	953,604	608,483	2,573,045	2,133,515
Loss (gain) on sale of property and equipment	42,757	(221)	(154,502)	6,221

Total costs and expenses	15,710,799	5,770,718	45,206,829	22,082,831

Total operating income (loss)	3,967,617	(755,355)	10,695,880	(676,621)

Other (expense) income, net
Interest income	5,974	6,552	17,300	19,238
Interest expense	(106,513)	(56,304)	(207,515)	(123,377)
Other income, net	605	2,467	21,157	27,712

Total other expense, net	(99,934)	(47,285)	(169,058)	(76,427)

Income (loss) from continuing operations before income taxes	3,867,683	(802,640)	10,526,822	(753,048)
Income tax provision	1,253,117	(8,057)	2,821,728	21,836

Income (loss) from continuing operations	2,614,566	(794,583)	7,705,094	(774,884)
Gain from discontinued operations, net of tax provision of $0 in 2012 and 2011	—	—	—	992

Net income (loss)	$2,614,566	$(794,583)	$7,705,094	$(773,892)

Income (loss) per share of common stock - basic and diluted
Continuing operations	$0.10	$(0.03)	$0.30	$(0.03)
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$0.10	$(0.03)	$0.30	$(0.03)

Weighted average shares outstanding - basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$7,705,094	$(773,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	2,573,045	2,133,515
Deferred income taxes	2,302,016	—
(Gain) loss on sale of property and equipment	(154,502)	6,221
Cash surrender value of life insurance	6,994	16,227
Changes in operating assets and liabilities
Accounts receivable and accrued billings	155,682	1,839,691
Construction inventory	(141,019)	(150,588)
Real estate inventory	346,829	427,755
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,628,384)	(281,980)
Residential properties under construction	(23,424)	(62,100)
Income taxes recoverable	137	—
Prepaid expenses and other assets	(2,105,547)	(282,168)
Land and land development costs	(533,852)	(52,905)
Restricted cash	(124,971)	(129,052)
Accounts payable and accrued liabilities	4,240,018	(437,134)
Contract loss accrual	(48,582)	(11,552)
Billings in excess of costs and estimated earnings on uncompleted contracts	(716,640)	(83,180)
Income taxes payable	211,619	(3,406)
Reserve for remediation	—	(97,725)

Net cash provided by operating activities	9,064,513	2,057,727

Cash flows from investing activities
Proceeds from disposal of property and equipment	233,330	48,886
Proceeds from notes receivable	27,790	41,121
Purchases of property, buildings, and equipment	(7,688,944)	(4,282,712)

Net cash used in investing activities	(7,427,824)	(4,192,705)

Cash flows from financing activities
Proceeds from notes payable	8,061,364	3,452,696
Repayments on notes payable	(3,834,235)	(1,096,236)
Installment loan repayments	(308,061)	—

Net cash provided by financing activities	3,919,068	2,356,460

Net increase in cash and cash equivalents	5,555,757	221,482
Cash and cash equivalents at beginning of period	3,319,824	4,174,518

Cash and cash equivalents at end of period	$8,875,581	$4,396,000

Supplemental disclosure of cash flow information:
Interest paid	$197,808	$174,275
Income taxes paid, net	307,956	25,242
Supplemental disclosure of non-cash investing and financing activities:
Liability for equipment acquired	641,962	2,077
Equipment funded by installment loan	7,902,877	—
Debt issued in lieu of interest	—	7,354
Debt issued in lieu of accounts payable	1,500	—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is electrical construction. The Company is also involved, to a much lesser extent, in real estate development. The principal market for the Company’s electrical construction operation is electric utilities throughout much of the United States. The primary focus of the Company’s real estate operations is the development of residential properties on the east coast of Florida.

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities, to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, the fair value of real estate properties, and the recoverability of deferred tax assets.

Financial Instruments - Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts and notes receivable, restricted cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, accounts payable, notes payable, and other current liabilities.

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

Recently Adopted Accounting Pronouncements

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

Note 2 – Accounts Receivable and Accrued Billings, Net of Allowance

As customary on long-term electrical construction contracts, a certain portion of periodic billings (such retainage generally ranges from 5% to 10%) is not payable until completion and customer’s acceptance of the project. Accounts receivable and accrued billings, net of allowance, includes this retainage, which is generally expected to be collected within one year. The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts, for which completion and collection is expected within one year, are recorded in accounts receivable and accrued billings, net of allowance, and were $970,000 and $503,000 as of September 30, 2012 and December 31, 2011, respectively.

Retainage for certain long-term electrical construction contracts for which completion and collection is expected beyond one year is recorded in other long-term assets and were $1.1 million and $0 as of September 30, 2012 and December 31, 2011, respectively.

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

As of September 30, 2012, the Company had no completed condominium units or residential properties held for sale, compared to two condominium units within the Pineapple House project as of December 31, 2011.

Note 4 – Land and Land Development Costs and Residential Properties Under Construction

The costs of a land purchase and any development expenses, up to the initial construction phase of any new condominium or residential property development project, are recorded under the asset “land and land development costs.” Once construction commences, the costs of construction are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction,” relating to specific projects, are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is uncertain or more than one year from the date of the consolidated financial statements.

As of September 30, 2012, land and land development costs consisted of the property held for the future development of additional phases to the Pineapple House condominium project, and properties purchased for the future development of single family homes and town homes, which are recorded at their carrying value of $1.1 million. The Company did not record an impairment write-down to its land and land development costs carrying value for either of the three or nine month periods ended September 30, 2012 or 2011.

As of September 30, 2012, the Company had one single family homebuilding project under construction. The total cost of the project’s land and construction were $246,000, recorded as residential properties under construction, compared to $223,000 for two such projects under construction as of December 31, 2011.

Note 5 – Notes Payable

The following table presents the balances of the Company’s notes payable as of the dates indicated:

		September 30,	December 31,
	Maturity Date	2012	2011
Working Capital Loan	January 16, 2013	$—	$800,000
$6.94 Million Equipment Loan	February 22, 2016	5,179,638	5,902,509
$1.5 Million Equipment Loan	October 17, 2016	1,500,000	—
$4.25 Million Equipment Loan	September 19, 2016	4,250,000	—
$7.9 Million Installment Sale Contract	July 17, 2016	7,596,316	—

Total notes payable		18,525,954	6,702,509
Current portion of notes payable		(3,876,907)	(1,791,429)

Notes payable, less current portion		$14,649,047	$4,911,080

As of September 30, 2012, the Company has a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”), providing for a revolving line of credit loan for a maximum principal amount of $5.0 million, to be used as a “Working Capital Loan.” The obligations of the Company, pursuant to the Working Capital Loan, includes the grant of a security interest by Southeast Power in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest is payable monthly at an annual rate equal to one month LIBOR rate plus two and one-half percent, which is adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR rate will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.35:1.00 as of September 30, 2012, and interest was 2.75% and 2.81% as of September 30, 2012 and December 31, 2011, respectively. Principal is due and payable on January 16, 2013.

As of September 30, 2012, the Company’s wholly owned subsidiary, Southeast Power Corporation (“Southeast Power”), and the Bank, are parties to a $6.94 million Promissory Note and related ancillary agreements (the “Southeast Power $6.94 Million Equipment Loan”). The obligations of Southeast Power, pursuant to the Southeast Power $6.94 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power as specifically described in the Security Agreement between Southeast Power and the Bank dated February 22, 2011; and (iii) all proceeds (cash and non-cash) and products of the foregoing. The Southeast Power $6.94 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR rate plus two and one-half percent (2.75% and 2.81% as of September 30, 2012 and December 31, 2011, respectively), which is adjusted monthly and subject to a maximum rate of 24.00%. All amounts will be due and payable to the Bank in full on February 22, 2016.

As of September 30, 2012, Southeast Power, and the Bank, are parties to a $1.5 million Loan Agreement (the “Southeast Power $1.5 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the Southeast Power $1.5 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The Southeast Power $1.5 Million Equipment Loan will bear interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.35:1.00, and interest was 2.75% as of September 30, 2012. All amounts will be due and payable to the Bank in full on October 17, 2016.

As of September 30, 2012, Southeast Power, and the Bank, are parties to a $4.25 million Loan Agreement (the “Southeast Power $4.25 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the Southeast Power $4.25 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The Southeast Power $4.25 Million Equipment Loan will bear interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.35:1.00, and interest was 2.75% as of September 30, 2012. All amounts will be due and payable to the Bank in full on September 19, 2016.

As of September 30, 2012, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), are parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.9 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.9 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. The Bank and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.9 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. The $7.9 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.

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

Note 6 – Commitments and Contingencies

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments of its electrical construction subsidiary. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2012, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $134.2 million.

Note 7 – Income (loss) per Share of Common Stock

Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.

As of September 30, 2012 and December 31, 2011, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and nine month periods ended September 30, 2012 and 2011.

Note 8 – Income Taxes

As of September 30, 2012, the Company had net operating loss (“NOL”) carryforwards of approximately $2.5 million available to offset future federal taxable income, which if unused will begin to expire in 2028, and alternative minimum tax (“AMT”) credit carryforwards of approximately $102,000 available to reduce future federal income taxes over an indefinite period. The Company also had NOL carryforwards from Florida of approximately $1.7 million available to offset future Florida taxable income, which if unused will begin to expire in 2027. The current deferred tax asset decreased to $1.3 million as of September 30, 2012 from $3.6 million as of December 31, 2011 (before valuation allowance) due to utilization of NOLs and AMT credit carryforwards. The non-current deferred tax liability increased to $3.6 million as of September 30, 2012 from $1.8 million as of December 31, 2011 (before valuation allowance) due to additional tax depreciation in excess of book depreciation.

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

The Company established a full valuation allowance against net deferred tax assets beginning in 2008 based upon an evaluation of all available evidence at that time. The Company’s cumulative loss position and market conditions over the evaluation period were significant negative evidence in assessing the need for a valuation allowance. However, based on the Company’s forecasts of future taxable income and improved earnings this year, the Company anticipates being able to generate sufficient taxable income to utilize the NOL and AMT credit carryforwards during 2012. Therefore, the Company reduced the valuation allowance against the deferred tax assets to zero and this reduction resulted in the recognition of a provision for federal income taxes during the period ended June 30, 2012. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2012 is approximately $3.1 million.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the periods as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income tax provision	$1,253,117	$(8,057)	$2,821,728	$21,836
Effective income tax rate	32.4%	(1.0)%	26.8%	2.9%

The Company’s expected tax rate for the year ending December 31, 2012, which was calculated based on the estimated annual operating results for the year, is 26.8%. The expected tax rate differs from the federal statutory rate of 34% primarily due to the reversal of the valuation allowance for deferred tax assets.

The effective tax rates for the three and nine months ended September 30, 2012 were 32.4% and 26.8%, respectively. The effective tax rate for the three months ended September 30, 2012 differs from the expected tax rate primarily due to the timing of the reversal of the deferred tax valuation allowance. The effective tax rates for the three and nine months ended September 30, 2011 were (1.0)% and 2.9%, respectively, and include only state income tax expense attributable to a subsidiary and do not reflect the federal statutory rate of 34%. Tax benefits are not recognized on anticipated losses when a deferred tax valuation allowance exists.

The Company had gross unrecognized tax benefits of $11,000 and $17,000 as of September 30, 2012 and December 31, 2011, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2009 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.

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

The following table sets forth certain segment information for the periods ended as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Continuing operations
Revenue
Electrical construction	$19,127,906	$4,708,188	$54,712,899	$20,323,263
Real estate development	550,510	307,175	1,189,810	1,082,947

Total revenue	19,678,416	5,015,363	55,902,709	21,406,210

Operating expenses
Electrical construction	14,505,487	4,939,562	41,983,757	19,428,945
Real estate development	484,442	370,966	1,075,741	990,477
Corporate	720,870	460,190	2,147,331	1,663,409

Total operating expenses	15,710,799	5,770,718	45,206,829	22,082,831

Operating income (loss)
Electrical construction	4,622,419	(231,374)	12,729,142	894,318
Real estate development	66,068	(63,791)	114,069	92,470
Corporate	(720,870)	(460,190)	(2,147,331)	(1,663,409)

Total operating income (loss)	3,967,617	(755,355)	10,695,880	(676,621)

Other (expenses) income, net
Electrical construction	(104,930)	(52,814)	(184,569)	(107,869)
Real estate development	(2)	—	284	14,344
Corporate	4,998	5,529	15,227	17,098

Total other expenses, net	(99,934)	(47,285)	(169,058)	(76,427)

Net income (loss) before taxes
Electrical construction	4,517,489	(284,188)	12,544,573	786,449
Real estate development	66,066	(63,791)	114,353	106,814
Corporate	(715,872)	(454,661)	(2,132,104)	(1,646,311)

Total net income (loss) before taxes	$3,867,683	$(802,640)	$10,526,822	$(753,048)

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative (“SG&A”) expenses for each segment. Operating income (loss) excludes interest expense, interest income, other income, and income taxes. Corporate expenses are comprised of general and administrative expense and corporate depreciation expense.

The following table sets forth identifiable assets by segment as of the dates indicated:

	September 30, 2012	December 31, 2011
Identifiable assets:
Electrical construction	$49,509,146	$23,776,642
Real estate development	2,045,458	1,262,442
Corporate	2,478,657	1,571,853

Total	$54,033,261	$26,610,937

Identifiable assets by segment are used in the operations of each segment.

A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For the three months ended September 30, 2012 and 2011, the three largest customers accounted for 72% and 56%, respectively, of the Company’s total revenue. For the nine months ended September 30, 2012 and 2011, the three largest customers accounted for 60% and 44%, respectively, of the Company’s total revenue. The real estate development operations did not have revenue from any one customer that exceeded 10% of the Company’s total revenue for either the three or nine month periods ended September 30, 2012 or 2011.

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

Forward-Looking Statements

We make “forward-looking statements” within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our electrical construction operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Factors that may affect the results of our real estate development operations include, among others: the continued weakness in the Florida real estate market; the level of consumer confidence; our ability to acquire land; increases in interest rates and availability of mortgage financing to our buyers; and increases in construction and homeowner insurance and the availability of insurance. Factors that may affect the results of all of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2011 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations, and prospects.

You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a provider of electrical construction services throughout much of the United States. We are also, to a much lesser extent, a real estate developer of residential properties on the east coast of Florida. We report our results under two reportable segments, electrical construction and real estate development. For the nine months ended September 30, 2012, our total consolidated revenue was $55.9 million, of which 98% was attributable to the electrical construction segment and 2% to the real estate development segment.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical, and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the year ended December 31, 2011 and the nine months ended September 30, 2012, three of our customers accounted for approximately 53% and 60%, respectively, of our consolidated revenue. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins, and profits, which could be material.

Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”), we are engaged in the acquisition, development, management, and disposition of land and improved properties. Historically, the primary focus of our real estate operations has been the development of residential condominium projects along the east coast of Central Florida. From time to time, on an opportunistic basis, we also engage in single family homebuilding. Our most recently completed condominium project, Pineapple House, is an eight-story building in Melbourne, Florida, containing thirty-three luxury river-view condominium units, of which all units were sold as of September 30, 2012, compared to two unsold units as of December 31, 2011. It is the first phase of a possible multi-phase development. We currently have no plans for additional construction at Pineapple House. As of September 30, 2012, we had one single family residential property under construction, compared to two such properties as of December 31, 2011.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, the fair value of real estate properties, and deferred income tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosure with the Audit Committee of the Board of Directors.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex, and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of September 30, 2012 and December 31, 2011 were $25,000 and $74,000, respectively. The accrued contract losses for 2012 and 2011 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work, and claims is recognized when realization is probable.

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

As of September 30, 2012, our deferred tax assets were largely comprised of net operating loss (“NOL”) carryforwards and alternative minimum tax (“AMT”) credit carryforwards (refer to note 8 to the consolidated financial statements). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

We established a full valuation allowance against our net deferred tax assets beginning in 2008 based upon an evaluation of all available evidence at that time. Our cumulative loss position and market conditions over the evaluation period were significant negative evidence in assessing the need for a valuation allowance. However, based on our forecasts of future taxable income and improved earnings this year, we anticipate being able to generate sufficient taxable income to utilize the NOL and AMT credit carryforwards during 2012. Therefore, we reduced the valuation allowance against the deferred tax assets to zero and this reduction resulted in the recognition of a provision for federal income taxes during the period ended June 30, 2012. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2012 is approximately $3.1 million.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Segment Information

The table below is a reconciliation of our operating income attributable to each of our segments for the nine months ended September 30 as indicated:

	2012	2011
Electrical construction
Revenue	$54,712,899	$20,323,263
Operating expenses
Cost of goods sold	39,385,078	17,125,358
Selling, general and administrative	206,875	191,265
Depreciation	2,546,306	2,106,801
(Gain) loss on sale of property and equipment	(154,502)	5,521

Total operating expenses	41,983,757	19,428,945

Operating income	$12,729,142	$894,318

Real estate development
Revenue	$1,189,810	$1,082,947
Operating expenses
Cost of goods sold	780,479	719,335
Selling, general and administrative	290,499	269,594
Depreciation	4,763	1,548

Total operating expenses	1,075,741	990,477

Operating income	$114,069	$92,470

Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.

Revenue

Total revenue in the nine months ended September 30, 2012, more than doubled to $55.9 million, an increase of $34.5 million or 161.2%, compared to $21.4 million in the nine months ended September 30, 2011, due to the increase in electrical construction revenue.

Electrical construction revenue increased to $54.7 million from $20.3 million, an increase of $34.4 million or 169.2%, for the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011. The increase in revenue was largely due to an increase in demand for our electrical construction services, primarily our transmission work, which represents approximately 97.9% of the total increase in electrical construction revenue. Our increase in transmission project revenue includes several large projects throughout Texas, Florida and the Carolinas. This increase in revenue was attributable to segment-wide growth, with the most dramatic increase occurring in Texas.

The varying magnitude and duration of electrical construction projects may result in substantial fluctuations in our backlog from time to time. Backlog represents the uncompleted portion of services to be performed under project-specific contracts and the estimated value of future services that we expect to provide under our existing service agreements, including new contractual agreements on which work has not begun. In many instances, our customers are not contractually committed to specific volumes of services and many of our contracts may be terminated with notice, therefore, we do not consider any portion of our backlog to be firm. However, our customers become obligated once we provide the services they have requested. Our service agreements are typically multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical relationships with these customers. Our estimates of a customer’s requirements during a particular future period may not be accurate at any point in time. As of September 30, 2012, the electrical construction operation’s backlog was approximately $53.6 million, which included approximately $48.7 million from fixed price contracts, for which revenue is recognized using percentage-of-completion, and approximately $5.0 million from service agreement contracts, for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 45.6% to be completed within the current fiscal year. This compares to a backlog of $7.0 million as of September 30, 2011, of which approximately $6.0 million represented backlog from fixed price contracts and approximately $1.0 million represented service agreement backlog. The increase in backlog was in large part attributable to Southeast Power’s expansion during 2011 of its geographical footprint into Texas and establishment of permanent facilities there, with a view to obtaining work associated with the Competitive Renewable Energy Zones (“CREZ”) wind generation projects. The $48.7 million fixed price contract backlog as of September 30, 2012 includes $35.0 million from the CREZ project.

Revenue from our real estate development operations increased 9.9% to $1.2 million for the nine months ended September 30, 2012, compared to $1.1 million for the same period in 2011. This increase was mainly due to the type, number, and sales price of the properties sold during the nine months ended September 30, 2012, when compared to the same prior year period. During the nine months ended September 30, 2012, two condominium units from our Pineapple House project and two residential properties were sold, compared to three condominium units for the same nine month period in 2011. As of September 30, 2012, there was one single family residential project under construction, and there was no backlog for the real estate development operation’s segment.

Operating Results

Total operating income increased to $10.7 million for the nine months ended September 30, 2012, compared to an operating loss of $677,000 for the same period in 2011, an increase of $11.4 million.

Electrical construction operating income increased by $11.8 million to $12.7 million in the nine months ended September 30, 2012, compared to operating income of $894,000 during the nine months ended September 30, 2011. Operating margins on electrical construction operations increased to 23.3% for the nine months ended September 30, 2012, from 4.4% for the nine months ended September 30, 2011. The increase in operating margins was largely the result of an increase in higher margin transmission construction projects.

Real estate development operations had operating income of $114,000 for the nine months ended September 30, 2012, compared to $92,000 for the nine months ended September 30, 2011, an increase of $22,000. This increase was mainly due to the amount and sales price of the properties sold during the nine months ended September 30, 2012, compared to the same period in the prior year.

Costs and Expenses

Total costs and expenses, and the components thereof, increased to $45.2 million in the nine months ended September 30, 2012, from $22.1 million in the nine months ended September 30, 2011, an increase of $23.1 million.

Electrical construction cost of goods sold increased to $39.4 million in the nine months ended September 30, 2012, from $17.1 million in the nine months ended September 30, 2011, an increase of $22.3 million. The increase in costs corresponds to the aforementioned increase in revenue during the nine months ended September 30, 2012, when compared to the same nine month period in 2011.

Cost of goods sold for real estate development operations increased to $780,000 for the nine months ended September 30, 2012, from $719,000 for the nine months ended September 30, 2011, an increase of 8.5%. The increase in cost of goods sold is primarily attributable to the variance in the type, amount, and carrying costs of the properties sold during the nine months ended September 30, 2012, when compared to the same period in 2011.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the nine months ended September 30 as indicated:

	2012	2011
Electrical construction	$206,875	$191,265
Real estate development	290,499	269,594
Corporate	2,125,355	1,637,543

Total	$2,622,729	$2,098,402

SG&A expenses increased 25.0% to $2.6 million in the nine months ended September 30, 2012, from $2.1 million in the nine months ended September 30, 2011. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, specifically salaries and compensation, during the nine months ended September 30, 2012, when compared to the same period in 2011, mainly attributable to the Company’s expansion. Also contributing to the increase in SG&A during the nine month period ended September 30, 2012, was a slight increase in selling expenses within the real estate segment attributable to the variance in the type of properties sold during the nine month period ended September 30, 2012, when compared to the same prior year period. As a percentage of revenue, SG&A expenses decreased to 4.7% for the nine months ended September 30, 2012, from 9.8% in the nine months ended September 30, 2011, primarily due to the increase in revenue in the current period.

The following table sets forth depreciation expense for each segment for the nine months ended September 30 as indicated:

	2012	2011
Electrical construction	$2,546,306	$2,106,801
Real estate development	4,763	1,548
Corporate	21,976	25,166

Total	$2,573,045	$2,133,515

Depreciation expense increased to $2.6 million during the nine months ended September 30, 2012, from $2.1 million for the nine months ended September 30, 2011, an increase of 20.6%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily within the electrical construction segment, and attributable to our growth and expansion efforts.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30 as indicated:

	2012	2011
Income tax provision	$2,821,728	$21,836
Effective income tax rate	26.8%	2.9%

Our expected tax rate for the year ending December 31, 2012, which was calculated based on the estimated annual operating results for the year, is 26.8%. Our expected tax rate differs from the federal statutory rate of 34% primarily due to the reversal of the valuation allowance for deferred tax assets.

Our effective tax rate for the nine months ended September 30, 2012 was 26.8%. Our effective tax rate for the nine months ended September 30, 2011 of 2.9% includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%. Tax benefits are not recognized on anticipated losses when a deferred tax valuation allowance exists.

Discontinued Operations

We were previously engaged in mining activities and ended all such activities approximately nine years ago. For the nine month period ended September 30, 2012, there were no results or activity related to these discontinued operations. All results of these discontinued operations during the nine month period ended September 30, 2011 were related to settlement agreements with the United States Environmental Protection Agency (the “EPA”).

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Segment Information

The table below is a reconciliation of our operating income (loss) attributable to each of our segments for the three months ended September 30 as indicated:

	2012	2011
Electrical construction
Revenue	$19,127,906	$4,708,188
Operating expenses
Cost of goods sold	13,474,473	4,329,817
Selling, general and administrative	42,157	10,103
Depreciation	946,100	599,863
Loss (gain) on sale of property and equipment	42,757	(221)

Total operating expenses	14,505,487	4,939,562

Operating income (loss)	$4,622,419	$(231,374)

Real estate development
Revenue	$550,510	$307,175
Operating expenses
Cost of goods sold	381,956	288,446
Selling, general and administrative	99,634	82,033
Depreciation	2,852	487

Total operating expenses	484,442	370,966

Operating income (loss)	$66,068	$(63,791)

Operating income (loss) is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses for each segment. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income, and income taxes.

Revenue

Total revenue in the three months ended September 30, 2012, increased by 292.4% or $14.7 million to $19.7 million, compared to $5.0 million in the three months ended September 30, 2011, due to the increase in electrical construction revenue.

Electrical construction revenue more than tripled to $19.1 million from $4.7 million, an increase of $14.4 million or 306.3%, for the three months ended September 30, 2012, when compared to the three months ended September 30, 2011. The increase in revenue for the three months ended September 30, 2012, when compared to the same period in 2011, was mainly due to an increase in demand for our electrical construction services, primarily our transmission work, and in large part attributable to our expansion.

Revenue from our real estate development operations increased to $551,000 for the three months ended September 30, 2012, compared to $307,000 for the same period in 2011. This increase was mainly due to the type, number, and sales price of the properties sold during the three months ended September 30, 2012, when compared to the same prior year period. During the three months ended September 30, 2012, one condominium unit from our Pineapple House project and one residential property were sold, compared to one condominium unit for the same three month period in 2011.

Operating Results

Total operating income was $4.0 million for the three months ended September 30, 2012, compared to an operating loss of $755,000 for the same period in 2011, an increase of $4.7 million.

Electrical construction operating income increased by $4.9 million to $4.6 million in the three months ended September 30, 2012, compared to an operating loss of $231,000 during the three months ended September 30, 2011. Operating margins on electrical construction operations increased to 24.2% for the three months ended September 30, 2012, from (4.9)% for the three months ended September 30, 2011. The increase in operating margins was largely the result of an increase in higher margin transmission construction projects.

Real estate development operations had operating income of $66,000 in the three months ended September 30, 2012, compared to an operating loss of $64,000 in the three months ended September 30, 2011, an increase of $130,000. This increase was mainly due to the increase in revenue during the three months ended September 30, 2012, compared to the same period in the prior year.

Costs and Expenses

Total costs and expenses, and the components thereof, increased to $15.7 million in the three months ended September 30, 2012, from $5.8 million in the three months ended September 30, 2011, an increase of $9.9 million.

Electrical construction cost of goods sold increased to $13.5 million in the three months ended September 30, 2012, from $4.3 million in the three months ended September 30, 2011, an increase of $9.1 million. The increase in costs corresponds to the aforementioned increase in revenue during the three months ended September 30, 2012, when compared to the same three month period in 2011.

Cost of goods sold for real estate development operations increased to $382,000 for the three months ended September 30, 2012, from $288,000 for the three months ended September 30, 2011, an increase of $94,000. The increase in cost of goods sold is primarily attributable to the variance in the type, amount, and carrying costs of the properties sold during the three months ended September 30, 2012, when compared to the same period in 2011.

The following table sets forth selling, general and administrative (“SG&A”) expenses for each segment for the three months ended September 30 as indicated:

	2012	2011
Electrical construction	$42,157	$10,103
Real estate development	99,634	82,033
Corporate	716,218	452,057

Total	$858,009	$544,193

SG&A expenses increased $314,000 to $858,000 in the three months ended September 30, 2012, from $544,000 in the three months ended September 30, 2011. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, specifically salaries and compensation, during the three months ended September 30, 2012, when compared to the same period in 2011, mainly attributable to the Company’s expansion. As a percentage of revenue, SG&A expenses decreased to 4.4% for the three months ended September 30, 2012, from 10.9% in the three months ended September 30, 2011, due primarily to the increase in revenue in the current period.

The following table sets forth depreciation expense for each segment for the three months ended September 30 as indicated:

	2012	2011
Electrical construction	$946,100	$599,863
Real estate development	2,852	487
Corporate	4,652	8,133

Total	$953,604	$608,483

Depreciation expense increased to $954,000 during the three months ended September 30, 2012, from $608,000 for the three months ended September 30, 2011, an increase of 56.7%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily within the electrical construction segment, mainly due to our growth and expansion efforts.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30 as indicated:

	2012	2011
Income tax provision	$1,253,117	$(8,057)
Effective income tax rate	32.4%	(1.0)%

Our expected tax rate for the year ending December 31, 2012, which was calculated based on the estimated annual operating results for the year, is 26.8%. Our effective tax rate differs from the federal statutory rate of 34% primarily due to the reversal of the valuation allowance for deferred tax assets.

Our effective tax rate for the three months ended September 30, 2012 of 32.4% differs from the expected tax rate primarily due to the timing of the reversal of the deferred tax valuation allowance. Our effective tax rate for the three months ended September 30, 2011 of (1.0)% includes only state income tax expense attributable to a subsidiary and does not reflect the federal statutory rate of 34%. Tax benefits are not recognized on anticipated losses when a deferred tax valuation allowance exists.

Discontinued Operations

We were previously engaged in mining activities and ended all such activities approximately nine years ago. For the three month period ended September 30, 2012, there were no results or activity related to these discontinued operations.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our line of credit and equipment financing. As of September 30, 2012, we had cash and cash equivalents of $8.9 million and working capital of $13.8 million, as compared to cash and cash equivalents of $3.3 million and working capital of $8.0 million as of December 31, 2011. In addition, we had available $5.0 million on our Working Capital Loan, as discussed in note 5 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities, and our future cash flows from operating activities will provide sufficient cash to enable us to meet our future operating needs and debt requirements.

Cash Flow Analysis

The following table presents our net cash flows for each of the nine month periods ended September 30 as indicated:

	2012	2011
Net cash provided by operating activities	$9,064,513	$2,057,727
Net cash used in investing activities	(7,427,824)	(4,192,705)
Net cash provided by financing activities	3,919,068	2,356,460

Net increase in cash and cash equivalents	$5,555,757	$221,482

Operating Activities

Cash flows from operating activities are comprised of the net income (loss) adjusted to reflect the timing of cash receipts and disbursements accordingly.

Cash provided by our operating activities totaled $9.1 million for the nine months ended September 30, 2012, as compared to cash provided of $2.1 million from operating activities for the same prior year period. The increase in cash flows from operating activities is primarily due to the change in accounts payable and accrued liabilities which totaled an increase of $4.7 million. Accounts payable and accrued liabilities increased to $4.2 million from $(437,000), when comparing the nine months ended September 30, 2012, to the same period in 2011. The change in accounts payable and accrued liabilities is mainly attributable to the aforementioned increase in electrical construction revenue and the related project costs associated with construction. Operating cash flows normally fluctuate relative to the status of projects within both the real estate and electrical construction segments. Our cash flows are influenced by the level of operations, operating margins, and the types of services we provide.

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

For the quarters ended September 30, 2012 and 2011, our DSO for accounts receivable was 48 and 50, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was 27 and 30, respectively. The decrease in our DSO for accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to the aforementioned increase in transmission project revenue during the nine months ended September 30, 2012, when compared to the same period in 2011. As of November 9, 2012, we have received approximately 85% of our September 30, 2012 outstanding trade accounts receivable, and have billed 81.3% of our costs and estimated earnings in excess of billings balances.

Investing Activities

Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2012, as compared to $4.2 million for the same nine month period in 2011. The cash used in our investing activities during the nine months ended September 30, 2012 and 2011, was primarily due to capital expenditures. These capital expenditures are mainly attributed to purchases of equipment, primarily trucks and heavy machinery used by our electrical construction segment, for the upgrading and replacement of equipment, as well as our expansion efforts. Our capital budget for 2012 is expected to total approximately $18.0 million, the majority of which is for upgrading and purchases of equipment for our electrical construction segment. These purchases will be funded through our cash reserves and our equipment financing.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2012 was $3.9 million compared to cash provided by financing activities of $2.4 million during the prior year period. Our financing activities for the current year consisted mainly of borrowings on our Working Capital Loan of $2.1 million, $211,000 on the electrical construction $6.94 Million Equipment Loan, $1.5 million on the electrical construction $1.5 Million Equipment Loan and $4.25 million on the electrical construction $4.25 Million Equipment Loan. These borrowings were offset by repayments of $2.9 million for our Working Capital Loan, repayments of $934,000 for the $6.94 Million Equipment Loan, and repayments of $308,000 for the $7.9 Million Installment Sale Contract. Our financing activities for the prior year period consisted mainly of net borrowings on our equipment loan of $3.5 million, offset by repayments on notes payable of $458,000 for the Pineapple House mortgage, and $638,000 on the electrical construction equipment loans.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in our current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. We must maintain a tangible net worth of at least $12.5 million, no more than $500,000 in outside debt (with certain exceptions as allowed per addenda dated September 17, 2012 regarding leases)(1), and a maximum debt to tangible net worth ratio of no greater than 2.25:1.00. We were in compliance with all of our covenants as of September 30, 2012.

The following are computations of the most restrictive financial covenants:

	Covenant	Actual as of September 30, 2012
Tangible net worth minimum	$12,500,000	$23,037,294
Outside debt not to exceed (1)	500,000	—
Maximum debt/worth ratio not to exceed	2.25 : 1.00	1.35 : 1.00

(1)

On September 17, 2012 the Bank and the Company agreed to modify and replace the “Leases” item of the covenants sections of the Working Capital Loan, the Southeast Power $6.94 Million Equipment Loan, and the Southeast Power $1.5 Million Equipment Loan agreements with the Bank. These modifications allow the Company to incur certain leases, which would result in additional debt above the $500,000 debt limitation, as described in the addenda to the loan agreements filed on Form 8-K on September 21, 2012.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer, and Stephen R. Wherry, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) None

(b) None

(c) The Company has had a stock repurchase plan since September 17, 2002 when the Board of Directors’ approval of the plan was announced. As last amended by the Board of Directors on September 13, 2012, the stock repurchase plan permits the purchase of up to 3,500,000 shares until September 30, 2013. The Company did not purchase any of its Common Stock during the nine months ended September 30, 2012. As of September 30, 2012, the Company had a maximum of 1,154,940 shares that may be purchased under its publicly announced stock repurchase plan. Since the inception of the repurchase plan, the Company has repurchased 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Item 3.	Default upon Senior Securities.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2012		THE GOLDFIELD CORPORATION

	By:	/s/ John H. Sottile
John H. Sottile
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen R. Wherry
Stephen R. Wherry
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)