Form 10-K
period 2012-12-31
GOLDFIELD CORP
filed 2013-03-26
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2012
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
(321) 724-1700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE MKT LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $44.2 million as of June 30, 2012 (the last business day of the registrant’s most recently completed second quarter), computed by reference to the price at which such common equity was last sold on such date.
The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 18, 2013 was 25,451,354.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of The Goldfield Corporation’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I
Item 1.    Business.
General
The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is currently primarily engaged in electrical construction, including the placement of fiber optic cable. Unless the context otherwise requires, the terms “Goldfield” and the “Company,” “we,” “our” and “us” as used herein mean The Goldfield Corporation and its consolidated subsidiaries. The electrical construction operation serves electric utilities and industrial companies throughout much of the United States.
Historically, we have reported real estate development activities as a separate segment. In recent years, our real estate activities diminished to a point that they are no longer significant for reporting purposes and, accordingly, results of our ongoing real estate operations are included in the income statement under the caption “Other.”
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
Financial Information About Geographic Areas
During the years ended December 31, 2012 and 2011, our operations were in the United States, and we had no foreign operations.
Employees
As of February 28, 2013, we had 226 full-time employees, including 194 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We have no unionized employees and believe that our relationship with our employees is good.
Electrical Construction Operations
Through our subsidiary, Southeast Power Corporation (“Southeast Power”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power, headquartered in Titusville, Florida, performs electrical contracting services primarily in the southeastern, mid-Atlantic and western regions of the United States. Southeast Power has additional offices in Bastrop, Texas and Spartanburg, South Carolina.
Our electrical construction business includes the construction of transmission lines, concrete foundations, distribution systems and substations, and other electrical installation services for utility systems and industrial and specialty projects. We also perform fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).
Our customers include many of the leading companies in the industries we serve. Representative customers include:

South Texas Electric Cooperative, Inc.	Central Electric Power Cooperative, Inc.
Florida Power & Light Company	Duke Energy Corporation
CPS Energy	Orlando Utilities Commission
Santee Cooper (South Carolina Public Service Authority)	Dominion Resources, Inc.
Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. For the year ended December 31, 2012, our top three customers accounted for approximately 62% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.
It is our policy to commit ourselves only to the amount of work we believe we can properly supervise, equip and complete to the customer’s satisfaction and timetable. As a result of this policy and the magnitude of some of the construction projects undertaken by us, a substantial portion of our annual revenue is derived from a relatively small number of customers. See note 15 to the consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.
Construction is customarily performed pursuant to the plans and specifications of customers. We generally supply the management, labor, equipment and tools, while customers generally supply most of the required materials. Most projects have a duration of six months or less, although some contracts may extend beyond one year.
Revenue and results of operations in our electrical construction business can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns and system loads. The Company performs electrical construction services throughout much of the United States, primarily in the southeast, mid-Atlantic and western regions.
We enter into contracts on the basis of either competitive bidding or direct negotiations with our customers. Competitively bid contracts account for a majority of our electrical construction revenue. Although there is considerable variation in the terms of the contracts undertaken, such contracts are typically lump sum (fixed price) or unit price (time and material) contracts. Many of our contracts do not require our clients to purchase a minimum amount of services, and many of our contracts are cancelable on short notice. The magnitude and duration of projects undertaken by us vary, which may result in substantial fluctuations in our backlog from time to time.
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
In certain circumstances, we are required to provide performance and payment bonds issued by a financial institution known as a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations as presently conducted. As of December 31, 2012, outstanding performance bonds issued on behalf of our electrical construction subsidiary amounted to $130.1 million.
Backlog
Backlog represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Our backlog also includes certain service agreements that contain multiple year terms which fall into the category of unit price contracts. The projected backlog amounts for these service agreements are based on our historical work from these customers. There can be no assurance, however, as to the customer’s requirements during a particular period or that such estimates at any point in time are accurate. Our backlog as of December 31, 2012, was $40.9 million, of which $36.4 million is believed to be firm due to the nature of our fixed price contracts and $4.5 million of which is attributable to service agreements. Of our total backlog, 95.4% is reasonably expected to be completed by December 31, 2013. This compares to a backlog of $12.2 million as of December 31, 2011, of which $12.1 million was believed to be firm from fixed price contracts and $100,000 of which was attributable to service agreements.
Competition and Regulation
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
Properties
The Company's principal office is located in Melbourne, Florida, where we lease 7,586 square feet of space at a monthly rental rate of $10,300. The lease expires on October 31, 2017.

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
The Company also owns and operates a facility, which accommodates both the administrative offices and a warehouse area, located on 13.2 acres of land in Bastrop County, Texas. The administrative building is approximately 2,900 square feet, and the warehouse facilities are approximately 4,700 square feet. This property also includes a portable facility for security personnel.
We believe that the aforementioned properties are currently in good condition and properly maintained.
Other Operations - Real Estate Development
Historically, we have reported real estate development activities as a separate segment. In recent years, our real estate activities diminished to a point that they are no longer significant for reporting purposes and, accordingly, results of our ongoing real estate operations are included in the income statement under the caption “Other.” Revenue from real estate development included under the caption “Other” was $1.2 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively, representing approximately 1.5% and 3.0%, respectively, of our total revenue for such years.
We completed our last condominium project during 2007 and we have sold all of the condominium units as of December 31, 2012. No new condominium projects are presently contemplated and we do not hold any units for sale. Our only current real estate construction activity is the construction of a very limited number of single family residential properties in the area of the Company's headquarters.

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
Our electrical construction customer base is highly concentrated. For example, for the year ended December 31, 2012, our top three customers accounted for approximately 62% of our consolidated revenue, as discussed in note 15 to our consolidated financial statements herein. Our revenue could materially decline if we lose one or more of our significant customers. In addition, revenue under our contracts with significant customers may vary from period-to-period, depending on the timing and volume of work which such customers order in a given period, and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or the loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenue, margins, profits and cash receipts, which could be material.
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
In our electrical construction business, we have from time to time experienced shortages of certain types of qualified personnel. The commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements, and the aging utility workforce also deplete the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire a sufficient number of project managers for new electrical construction projects. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenue.
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
We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers mainly include gas and electric utilities and telecommunication companies. As of December 31, 2012, we had net accounts receivable of $13.3 million and costs and estimated earnings in excess of billings of $7.4 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Furthermore, bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all. The failure or delay in payment by our customers could reduce our cash flows and adversely impact our liquidity and profitability.
Amounts included in our backlog may not result in revenue or translate into profits.
Backlog for our electrical construction operations as of December 31, 2012 was $40.9 million, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice (typically 30-90 days), even if we are not in default under the contract. In addition, $4.5 million of the backlog is attributable to service agreements that contain multiple year terms which fall into the category of unit price contracts. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. For these service agreements, we project the backlog amount based on our historical work from each customer. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. As a result, even if we realize all of the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.
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
Our failure to properly manage projects, or project delays, may result in additional costs or claims, which could have a material adverse effect on our operating results, cash flows and liquidity.
Certain of our engagements involve large-scale, complex projects. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including permitting delays, may cause us to incur costs for standby pay, and may lead to personnel shortages on other projects scheduled to commence at a later date. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delay in completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers' expectations could result in large damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our more complex projects, damage claims may substantially exceed the amount we can charge for our associated services.
Our business may be affected by difficult work sites and environments, which could cause delays and increase our costs.
We perform work under a variety of conditions, including, but not limited to, difficult and hard to reach terrain and difficult site conditions. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur additional, unanticipated costs, reductions in revenues or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected.
Legislative actions and incentives relating to electric power and renewable energy may fail to result in increased demand for our services.
While we believe the Energy Policy Act of 2005 (the “Energy Act”) will provide opportunities in the industries we serve, implementation of the Energy Act is still subject to considerable fiscal and regulatory uncertainty. Regulations implementing the components of the Energy Act that may affect demand for our services remain, in some cases, subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated the Federal Energy Regulatory Commission (“FERC”) interpretation of the scope of its backstop siting authority. Accordingly, the effect of these regulations, once finally implemented, is uncertain. As a result, the Energy Act may not result in increased spending on electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act may result in slower than anticipated growth in demand for our services.
Climate change risks.
We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changing rainfall patterns, changing storm patterns and intensities and changing temperature levels. Because our operating results are significantly influenced by weather, substantial changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather over a greater period of time in a given period, we could experience reduced productivity, which could negatively impact our revenues and gross margins.
Environmental risks.
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
The Company was previously engaged in mining activities, and ended all such activities in December 2002. However, we could still be liable for previous activities at sites we once owned.
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
We may not be able to continue to rely on an exemption from the requirement to provide an attestation by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control, investors could lose confidence and the market value of our common stock could decrease.
The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirement that management report on our internal control over financial reporting. As of December 31, 2012, our internal control over financial reporting was effective. However, there can be no assurance that our internal control over financial reporting will continue to be effective in the future. Pursuant to rules of the SEC we are exempt from the requirement that our independent registered public accounting firm express an opinion on the effectiveness of our internal control over financial reporting and, accordingly, provide only management’s report on the effectiveness of our internal controls in this annual report. Therefore, we were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit of our internal control over financial reporting.

However, an increase in our market capitalization to $75 million or more could render us ineligible to rely on this exemption and require us to engage our independent registered public accounting firm to attest on our internal control over financial reporting. We may also be required to expand disclosure and accelerate our financial reporting and disclosure. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. As a result, we may incur significant additional cost. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a loss of investor confidence and reduce the market value of our common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. Failure to maintain effective internal controls or the identification of significant internal control deficiencies could also impair our ability to obtain financing and result in the loss of customers. In addition, such failure could result in investigations and penalties.
The renewable energy industry is heavily reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our electrical construction services.
Due to the unsubsidized cost of electric power from renewable resources often exceeding that of fossil fuel and nuclear generating facilities, the renewable energy industry is heavily reliant on tax incentives. These tax incentives effectively reduce the market price for renewable energy, making these facilities more economic to construct and spur investment in them. The American Recovery and Reinvestment Act (“ARRA”) was enacted in February 2009 and contained federal tax incentives applicable to the renewable energy industry. Certain key renewable energy provisions contained in the ARRA were extended in December 2010 and again in January 2013 by the American Taxpayer Relief Act (“ATRA”). These tax incentives, however, have a finite duration which creates uncertainty for the developers of renewable energy facilities and may adversely affect investment in them and, accordingly, the demand for our services. Moreover, in light of the ongoing debate over federal budget and tax policies, the likelihood that ARRA will be further extended or enhanced cannot be predicted, and any possible renewal may not be as favorable as those that currently exist. Accordingly, we cannot predict the impact that this legislation will have on the demand for our services. As a result, our revenue and results of operations could be materially adversely affected if demand for our services or the tax incentives were reduced.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
For information with respect to the principal properties utilized in the Company’s operations, see “Item 1. Business - Properties.”
Item 3.    Legal Proceedings.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NYSE MKT LLC under the symbol GV. Our Common Stock is the longest traded security on the NYSE MKT LLC and its predecessor exchanges, having commenced trading in 1906. The following table shows the reported high and low sales price at which our Common Stock was traded in 2012 and 2011:

	2012		2011
	High	Low	High	Low
First Quarter	$1.10	$0.25	$0.38	$0.28
Second Quarter	2.49	0.96	0.49	0.33
Third Quarter	2.58	1.75	0.43	0.26
Fourth Quarter	2.05	1.45	0.32	0.24
As of March 18, 2013, there were 8,152 holders of record of our Common Stock.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Since September 17, 2002, we have had a stock repurchase plan which, as last amended by the Board of Directors on September 13, 2012, permits the purchase of up to 3,500,000 shares until September 30, 2013. We did not purchase any of our Common Stock during 2012. As of December 31, 2012, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Item 6.    Selected Financial Data.
The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2012:

	Year Ended December 31,
	2012	2011		2010		2009		2008
	(In thousands except per share and share amounts)
Continuing operations
Revenue
Electrical construction	$80,433	$31,743		$31,385		$27,772		$29,062
Other	1,196	1,089		1,983		1,474		2,383
Total revenue	$81,629	$32,831		$33,368		$29,246		$31,445
Income (loss) from continuing operations
Electrical construction	19,591	3,296		2,046		(130)		1,219
Other	37	(81)	(2)	154		(3)		(3,954)	(1)
Corporate	(2,883)	(2,269)		(2,300)		(2,332)		(2,564)
Income (loss) before taxes from continuing operations	16,745	946		(100)		(2,465)		(5,299)
Income tax provision	4,754	74	(3)	35	(3)	(537)	(3)	(23)	(3)
Income (loss) from continuing operations	11,990	873		(135)		(1,928)		(5,276)
Discontinued operations:
Gain (loss) from operations, net of tax	—	1	(4)	(118)	(4)	—	(4)	(111)	(4)
Net income (loss)	$11,990	$874		$(253)		$(1,927)		$(5,387)
Earnings (loss) per share — basic and diluted
Continuing operations	$0.47	$0.03		$(0.01)		$(0.08)		$(0.21)
Discontinued operations	—	—		—		—		—
Net income (loss)	$0.47	$0.03		$(0.01)		$(0.08)		$(0.21)
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354		25,451,354		25,451,354		25,451,354

Balance sheet data
Total assets	$57,119	$26,611		$20,959		$21,662		$25,499
Long term debt and capital lease obligations, including current portion	17,756	5,903		3,330		2,779		5,738
Stockholders’ equity	27,293	15,332		14,458		14,711		16,638
Working capital	18,822	8,049		7,200		7,071		10,861
The total of the above categories may differ from the sum of the components due to rounding.
 ___________________

(1)	Reflects the adjustments to the real estate inventory to estimated fair value in the second and fourth quarters of 2008.

(2)	Reflects the $112,000 impairment write-off to our land carrying value in the fourth quarter of 2011.

(3)
Reflects the change in the valuation allowance of $(496,000), $(31,000), $324,000 and $1.9 million against the deferred tax assets for the years ended December 31, 2011, 2010, 2009 and 2008, respectively.

(4)	For information as to Discontinued Operations, see note 6 to the consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” sections and should be considered while evaluating our business, financial condition, results of operations and prospects.
You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
We are a provider of electrical construction services throughout much of the United States. For the year ended December 31, 2012, our total consolidated revenue was $81.6 million, of which 99% was attributable to our electrical construction operations.
Through our subsidiary, Southeast Power Corporation (“Southeast Power”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies, and electric utilities. Southeast Power performs electrical contracting services primarily in the southeastern, mid-Atlantic and western regions of the United States. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the years ended December 31, 2012 and 2011, three of our customers accounted for approximately 62% and 53% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
Historically, we have reported real estate development activities as a separate segment. In recent years, our real estate activities diminished to a point that they are no longer significant for reporting purposes and, accordingly, results of our ongoing real estate operations are included in the income statement under the caption “Other.” Revenue from real estate development included under the caption “Other” was $1.2 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively, representing approximately 1.5% and 3.0%, respectively, of our total revenue for such years.
We completed our last condominium project during 2007 and we have sold all of the condominium units as of December 31, 2012. No new condominium projects are presently contemplated and we do not hold any units for sale. Our only current real estate construction activity is the construction of a very limited number of single family residential properties in the area of the Company's headquarters.

Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts and deferred income tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosure with the Audit Committee of the Board of Directors.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of December 31, 2012 and 2011, were $500 and $74,000, respectively. For both the years ended December 31, 2012 and 2011, the accrued contract losses are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Deferred Tax Assets
We account for income taxes in accordance with ASC Topic 740, Income Taxes, which establishes the recognition requirements. Deferred tax assets and liabilities are recognized for the future tax effects attributable to temporary differences and carryforwards between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
As of December 31, 2012, our deferred tax assets were largely comprised of alternative minimum tax (“AMT”) credit carryforwards and retainage payable (refer to note 5 to the consolidated financial statement). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
We established a full valuation allowance against our net deferred tax assets beginning in 2008 based upon an evaluation of all available evidence at that time. Our cumulative loss position and market conditions over the evaluation period were significant negative evidence in assessing the need for a valuation allowance. However, based on our forecasts of future taxable income and improved earnings in 2012, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we reduced the valuation allowance against deferred tax assets to zero and this reduction resulted in the recognition of a benefit for federal income taxes during the period ended June 30, 2012. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2012 is approximately $2.4 million.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011
The table below is our operating income attributable to our electrical construction operations for the two year period ended December 31 as indicated:

	2012	2011

Revenue	$80,432,911	$31,742,626
Operating expenses
Cost of goods sold	56,958,270	25,276,055
Selling, general and administrative	317,398	246,919
Depreciation	3,535,066	2,772,690
(Gain) loss on sale of assets	(259,177)	6,179
Total operating expenses	60,551,557	28,301,843
Operating income	$19,881,354	$3,440,783
Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the year ended December 31, 2012, more than doubled to $81.6 million, an increase of $48.8 million, compared to $32.8 million for the year ended December 31, 2011, due to the increase in electrical construction revenue.
Electrical construction operations revenue increased 153.4% to $80.4 million for the year ended December 31, 2012, from $31.7 million for the year ended December 31, 2011. This increase was largely due to an increase in demand for our electrical construction services, primarily our transmission work, which represents approximately 98.6% of the total increase in electrical construction revenue. Our increase in transmission project revenue includes several large projects throughout Texas, Florida and the Carolinas. This increase in revenue was attributable to segment-wide growth, with the most dramatic increase occurring in Texas.
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
Backlog increased to approximately $40.9 million as of December 31, 2012, from $12.2 million as of December 31, 2011. The backlog as of December 31, 2012 included a balance of $23.8 million relating to a South Texas Electric Cooperative Inc. (“STEC”) contract awarded to Southeast Power in February 2012. As a result of Southeast Power's expansion during 2011 of its geographical footprint into Texas and establishment of permanent facilities there, Southeast Power was selected as prime contractor by STEC to build a 110 mile long 345kV transmission line, as part of a Competitive Renewable Energy Zones (“CREZ”) wind generation projects. This project is scheduled to be completed in August 2013.
The December 31, 2012 electrical construction operational backlog of approximately $40.9 million included approximately $36.4 million from fixed price contracts, for which revenue is recognized using percentage-of-completion, and approximately $4.5 million from service agreement contracts, for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 95.4% to be completed during 2013. The December 31, 2011 backlog of $12.2 million included approximately $12.1 million from fixed price contracts and approximately $100,000 from service agreements.
Revenue from our other operations for the year ended December 31, 2012, was not significant and was relatively unchanged from the prior year.

Operating Results
Total operating income increased by $16.0 million to $17.0 million for the year ended December 31, 2012, from $1.1 million in 2011. Electrical construction operations operating income increased by $16.4 million to $19.9 million for the year ended December 31, 2012, from $3.4 million for the year ended December 31, 2011. Operating margins on electrical construction operations increased to 24.7% for the year ended December 31, 2012, from 10.8% for the year ended December 31, 2011. This increase was largely the result of an increase in higher margin transmission construction projects.
Our other operations had operating income of $35,000 for the year ended December 31, 2012, compared to an operating loss of $95,000 for the year ended December 31, 2011, an increase of $130,000. This increase was mainly due to the impairment write-down to our real estate land property of $112,000 during the year ended December 31, 2011. There was no impairment recognized during the year ended December 31, 2012.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $32.8 million to $64.6 million for the year ended December 31, 2012, from $31.8 million for the year ended December 31, 2011.
Electrical construction operations cost of goods sold increased by $31.7 million to $57.0 million for the year ended December 31, 2012, from $25.3 million for the year ended December 31, 2011. This increase in costs corresponds to the aforementioned year-to-year increase in revenue.
Our other operations' costs of goods sold for the year ended December 31, 2012, was not significant and was relatively unchanged from the prior year.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the years ended December 31 as indicated:

	2012	2011
Electrical construction operations	$317,398	$246,919
Other	368,050	350,566
Corporate	2,874,701	2,258,549
Total	$3,560,149	$2,856,034
SG&A expenses increased 24.7% to $3.6 million for the year ended December 31, 2012, from $2.9 million for the year ended December 31, 2011. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, specifically salaries and compensation, during the year ended December 31, 2012, when compared to 2011, mainly attributable to the Company's expansion. Also contributing to the increase in SG&A expenses were increases in professional services within our electrical construction operations, as well as a slight increase in selling expenses during the year ended December 31, 2012, when compared to 2011. As a percentage of revenue, SG&A expenses decreased to 4.4% for 2012, from 8.7% in 2011, due primarily to the aforementioned increase in revenue during the current year, when compared to 2011.
The following table sets forth depreciation expense for the years ended December 31 as indicated:

	2012	2011
Electrical construction operations	$3,535,066	$2,772,690
Other	7,379	2,124
Corporate	27,677	33,336
Total	$3,570,122	$2,808,150
Depreciation expense increased to $3.6 million for the year ended December 31, 2012, from $2.8 million for the year ended December 31, 2011, an increase of 27.1%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion efforts.

Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2012	2011
Income tax provision	$4,783,340	$73,608
Effective income tax rate	28.6%	7.8%
Our effective tax rate for the year ended December 31, 2012, was 28.6%. Our effective tax rate differs from the federal statutory rate of 34% primarily due to the reversal of the valuation allowance for deferred tax assets. Our effective tax rate for the year ended December 31, 2011, was 7.8%. Our income tax provision for the year ended December 31, 2011, includes only state income tax expense attributable to a subsidiary, and does not reflect the federal statutory rate of 34%, since tax benefits are not recognized when a full valuation allowance is in effect. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 allows bonus depreciation for tax purposes, which upon application resulted in a taxable loss in 2011.
Discontinued Operations
We were previously engaged in mining activities and ended all such activities in December 2002. For the year ended December 31, 2012, there were no results or activity related to these discontinued operations. All results of these discontinued operations for the year ended December 31, 2011, were related to settlement agreements with the United States Environmental Protection Agency (the “EPA”). Refer to note 6 to the consolidated financial statements for a discussion of these matters.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of December 31, 2012, we had cash and cash equivalents of $7.8 million and working capital of $18.8 million, as compared to cash and cash equivalents of $3.3 million, and working capital of $8.0 million as of December 31, 2011. In addition, we had $5.0 million in an unused revolving line of credit as of December 31, 2012. This revolving line of credit is used as a working capital loan (the “Working Capital Loan”), as discussed in note 10 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2012	2011
Net cash provided by operating activities	$9,960,177	$1,172,439
Net cash used in investing activities	(8,582,848)	(4,935,736)
Net cash provided by financing activities	3,148,790	2,908,603
Net increase (decrease) in cash and cash equivalents	$4,526,119	$(854,694)
Operating Activities
Cash flows from operating activities are comprised of the net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $10.0 million for the year ended December 31, 2012, compared to cash provided by operating activities of $1.2 million for 2011. The increase in cash flows from operating activities is primarily due to the changes in our net income and our deferred taxes during the current year. Net income increased to $12.0 million from $874,000, when comparing the year ended December 31, 2012, to the same period in 2011, mainly attributable to the increase in our revenue, due to the increase in demand for our electrical construction services. Also contributing to the increase in the changes to cash provided by our operating activities are changes in our deferred taxes, which totaled an increase of $3.3 million for the year ended December 31, 2012, from zero in the prior year. The change in our deferred taxes is mainly attributable to the increase in our deferred tax liability, due to the election of bonus depreciation for the year ended December 31, 2012. These increases in the changes to cash provided by operating activities were offset by the changes in costs and estimated earnings in excess of billings on uncompleted contracts. The changes reflected in the item “costs and estimated earnings in excess of billings on uncompleted contracts” changed from $307,000 for the year ended December 31, 2011 to $(6.5 million) for the year ended December 31, 2012, primarily due to costs commensurate with larger contracts. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
Days of Sales Outstanding Analysis
We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, for our electrical construction operations, by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the respective quarter’s electrical construction revenue to determine sales per day. We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts at the end of the period, by sales per day, to calculate DSO for accounts receivable. To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts, by sales per day.
For the quarters ended December 31, 2012 and 2011, our DSO for accounts receivable were 48 and 72, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 27 and 8, respectively. The decrease in our DSO for accounts receivable and accrued billings was mainly due to the aforementioned increase in transmission project revenue primarily for the year ended December 31, 2012, when compared to 2011. The increase in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to the aforementioned increase in costs incurred on uncompleted contracts. Also contributing to the increase were certain customer provisions, which allowed us to invoice uncompleted projects in advance of completion during the fourth quarter in 2011. We did not have a significant amount of projects with these provisions during the fourth quarter of 2012. As of March 18, 2013, we have received approximately 99.0% of our December 31, 2012 outstanding trade accounts receivable and have billed 99.5% of our costs and estimated earnings in excess of billings balance.
Investing Activities
Cash used in investing activities for the year ended December 31, 2012, was $8.6 million, compared to cash used of $4.9 million for 2011. The increase in cash used in our investing activities for the year ended December 31, 2012, when compared to 2011, is primarily due to the increase in capital expenditures, during the current year period. These capital expenditures are mainly attributable to purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as expansion efforts. Our capital budget for 2013 is expected to total approximately $10.0 million, the majority of which is for upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2012, was $3.1 million, compared to cash provided by financing activities of $2.9 million for 2011. Our financing activities for the current year consisted mainly of net borrowings on our equipment loans totaling $6.0 million, as well as borrowings on our Working Capital Loan of $2.1 million. These borrowings were offset by net repayments on our electrical construction equipment loans totaling $1.2 million, repayments on our Working Capital Loan of $2.9 million, and installment loan repayments of $773,000. Our financing activities for the year ended December 31, 2011 consisted mainly of net borrowings on our equipment loan of $3.5 million, as well as borrowings on our Working Capital Loan of $800,000. These borrowings were offset by repayments on notes payable totaling $1.3 million. See note 10 to the consolidated financial statements for more information regarding these borrowings.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation, and any change in our current Chief Executive Officer without prior written consent from the lender. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of these covenants are minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. We must maintain a tangible net worth of at least $18.0 million, no more than $500,000 in outside debt (with certain exceptions as allowed per addenda dated September 17, 2012 regarding leases)(1), and a maximum debt to tangible net worth ratio of no greater than 2.25:1.00. We were in compliance with all of our covenants as of December 31, 2012.

The following are computations of these most restrictive financial covenants:

	Covenant	Actual as of December 31, 2012
Tangible net worth minimum	$18,000,000	$27,293,429
Outside debt not to exceed (1)	500,000	—
Maximum debt/worth ratio not to exceed	2.25:1.00	1.09:1.00

(1) On September 17, 2012, Branch, Banking and Trust Company (the “Bank”) and the Company agreed to modify and replace the “Leases” item of the covenants sections of the Working Capital Loan, the $6.94 Million Equipment Loan agreement between Southeast Power and the Bank, and the $1.5 Million Equipment Loan agreement between Southeast Power and the Bank. These modifications allow the Company to incur certain leases, which would result in additional debt above the $500,000 debt limitation, as described in the addenda to the loan agreements filed in our Current Report on Form 8-K on September 21, 2012.

Forecast
We anticipate our cash on hand, and cash flows from operations and credit facilities, will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures, for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to: a decline in demand for electrical construction services, general economic conditions, heightened competition, availability of construction materials, increased interest rates, and adverse weather conditions.
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
Inflation
As a result of relatively low levels of inflation experienced during the years ended December 31, 2012 and 2011, inflation did not have a significant effect on our results.

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Goldfield Corporation:
We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Orlando, Florida
March 26, 2013
Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$7,845,943	$3,319,824
Accounts receivable and accrued billings, net	13,288,812	8,991,109
Current portion of notes receivable	46,919	43,067
Construction inventory	108,974	134,363
Real estate inventory	351,634	346,829
Costs and estimated earnings in excess of billings on uncompleted contracts	7,411,544	946,525
Deferred income taxes	773,307	—
Income taxes recoverable	—	137
Residential properties under construction	215,648	222,818
Prepaid expenses	974,278	399,458
Other current assets	37,844	10,466
Total current assets	31,054,903	14,414,596
Property, buildings and equipment, at cost, net of accumulated depreciation of $23,152,625 in 2012 and $24,534,940 in 2011	23,817,328	10,481,705
Notes receivable, less current portion	151,861	196,632
Deferred charges and other assets
Land and land development costs	1,027,957	550,000
Cash surrender value of life insurance	617,090	626,449
Restricted cash	418,307	251,719
Other assets	31,081	89,836
Total deferred charges and other assets	2,094,435	1,518,004
Total assets	$57,118,527	$26,610,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,637,932	$3,713,891
Billings in excess of costs and estimated earnings on uncompleted contracts	374,052	860,742
Current portion of notes payable	4,219,720	1,791,429
Income taxes payable	1,001,062	—
Total current liabilities	12,232,766	6,366,062
Deferred income taxes	4,045,820	—
Other accrued liabilities	10,556	1,595
Notes payable, less current portion	13,535,956	4,911,080
Total liabilities	29,825,098	11,278,737
Commitments and contingencies (note 11)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings (accumulated deficit)	7,338,556	(4,622,673)
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	27,293,429	15,332,200
Total liabilities and stockholders’ equity	$57,118,527	$26,610,937
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011
Revenue
Electrical construction	$80,432,911	$31,742,626
Other	1,196,271	1,088,647
Total revenue	81,629,182	32,831,273
Costs and expenses
Electrical construction	56,958,270	25,276,055
Other	785,423	718,584
Selling, general and administrative	3,560,149	2,856,034
Depreciation	3,570,122	2,808,150
Impairment of real estate property	—	112,219
(Gain) loss on sale of assets	(259,177)	6,878
Total costs and expenses	64,614,787	31,777,920
Total operating income	17,014,395	1,053,353
Other income (expenses), net
Interest income	23,526	26,001
Interest expense	(348,372)	(168,165)
Other income, net	55,020	35,151
Total other expenses, net	(269,826)	(107,013)
Income from continuing operations before income taxes	16,744,569	946,340
Income tax provision	4,783,340	73,608
Income from continuing operations	11,961,229	872,732
Gain from discontinued operations, net of tax provision of $0 in 2011	—	992
Net income	$11,961,229	$873,724
Income per share of common stock — basic and diluted
Continuing operations	$0.47	$0.03
Discontinued operations	—	—
Net income	$0.47	$0.03
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flows from operating activities
Net income	$11,961,229	$873,724
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,570,122	2,808,150
Impairment of real estate property	—	112,219
Deferred income taxes	3,272,513	—
(Gain) loss on sale of property and equipment	(259,177)	6,878
Cash surrender value of life insurance	9,359	29,326
Other expenses	1,500	—
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(4,297,703)	(4,597,450)
Construction inventory	25,389	(133,084)
Real estate inventory	(4,805)	427,755
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,465,019)	307,529
Residential properties under construction	7,170	(222,818)
Income taxes recoverable	137	(137)
Prepaid expenses and other assets	(543,443)	(50,488)
Land and land development costs	(477,957)	—
Restricted cash	(166,588)	(172,719)
Income taxes payable	1,001,062	(12,642)
Accounts payable and accrued liabilities	2,813,078	1,136,127
Billings in excess of costs and estimated earnings on uncompleted contracts	(486,690)	757,794
Reserve for remediation	—	(97,725)
Net cash provided by operating activities	9,960,177	1,172,439
Cash flows from investing activities
Proceeds from disposal of property and equipment	342,171	55,083
Proceeds from notes receivable	40,919	43,117
Purchases of property, buildings and equipment	(8,965,938)	(5,033,936)
Net cash used in investing activities	(8,582,848)	(4,935,736)
Cash flows from financing activities
Proceeds from notes payable	8,061,364	4,252,696
Repayments on notes payable	(4,139,092)	(1,344,093)
Installment loan repayments	(773,482)	—
Net cash provided by financing activities	3,148,790	2,908,603
Net increase (decrease) in cash and cash equivalents	4,526,119	(854,694)
Cash and cash equivalents at beginning of year	3,319,824	4,174,518
Cash and cash equivalents at end of year	$7,845,943	$3,319,824
Supplemental disclosure of cash flow information
Interest paid	$338,339	$216,748
Income taxes paid, net	509,628	86,387
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	119,924	85,574
Equipment funded by installment loan	7,902,877	—
Debt issued in lieu of interest paid	—	7,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2010	27,813,772	$2,781,377	$18,481,683	$(5,496,397)	$(1,308,187)	$14,458,476
Net income	—	—	—	873,724	—	873,724
Balance as of December 31, 2011	27,813,772	2,781,377	18,481,683	(4,622,673)	(1,308,187)	15,332,200
Net income	—	—	—	11,961,229	—	11,961,229
Balance as of December 31, 2012	27,813,772	$2,781,377	$18,481,683	$7,338,556	$(1,308,187)	$27,293,429
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of December 31, 2012 and 2011, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Real Estate Inventory
Real estate inventory, which consists of single family homes as of December 31, 2012 and completed condominium units as of December 31, 2011, is carried at the lower of cost or estimated fair value in accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets. In accordance with ASC Topic 360-10, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
For both the years ended December 31, 2012 and 2011, management reviewed the real estate inventory for impairment. ASC Topic 360-10 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to reduce the carrying amount of such asset to its fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on the balance sheet, if the assumptions or estimates in the fair value calculations change.
Land and Land Development Costs and Residential Properties Under Construction
The costs of a land purchase and any development expenses up to the initial construction phase of any residential property development project are recorded under the asset “land and land development costs.” Once construction commences, the costs of construction are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is more than one year from the date of the consolidated financial statements.
The Company evaluates the fair value of its land and land development costs in accordance with ASC Topics 360 -10, Accounting for the Impairment or Disposal of Long-lived Assets, and ASC Topic 820, Fair Value Measurement. Based on this evaluation during the year ended December 31, 2011, the Company recorded an impairment write-down of $112,000 to its land carrying value, as described in note 3. The Company did not record an impairment write-down to its land carrying value for the year ended December 31, 2012.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which establishes the recognition requirements. Deferred tax assets and liabilities are recognized for the future tax effects attributable to temporary differences and carryforwards between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Executive Long-term Incentive Plan
The Company accounts for stock-based employee compensation arrangements in accordance with ASC Topic 718, Compensation-Stock Compensation. Under ASC Topic 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the grantees’ requisite service period. The Company has not issued shares pursuant to the 1998 Executive Long-term Incentive Plan (the “Plan”) in 2012 or 2011 and all previously issued common stock options were exercised prior to December 31, 2005. Therefore, the Company has no compensation expense for shares pursuant to the Plan for the years ended December 31, 2012 and 2011. See note 12, The Goldfield Corporation 1998 Executive Long-term Incentive Plan, for additional information.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress and the deferred tax liability.
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
Concentration of Business and Credit Risks
Financial instruments, mainly within the electrical construction operations, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $13.3 million and $9.0 million as of December 31, 2012 and 2011, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts. As of December 31, 2012 and 2011, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of electrical construction accounts receivable and accrued billings being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
Restricted Cash
The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 16.
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2011-11, which requires companies to disclose both gross and net information about financial instruments that have been offset on the consolidated balance sheet. The disclosure guidance will be effective for the Company prospectively for interim and annual reporting periods beginning after the quarter ending March 31, 2013. The Company is currently evaluating the potential impact of this standard on the Company’s consolidated financial statements.
Recently Adopted Accounting Pronouncements
In May 2011, the FASB, issued ASU 2011-04, which amended certain accounting and disclosure requirements related to fair value measurements. For fair value measurements categorized as Level 1 and Level 2, requirements have been expanded to include disclosures of transfers between these levels. For fair value measurements categorized as Level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs. The objective of ASU 2011-04, is to converge guidance of the FASB and the International Accounting Standards Board on fair value measurement and disclosure. This update changes the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and disclosing information about fair value measurements, clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The disclosure guidance is effective for the Company prospectively for interim and annual reporting periods beginning after December 15, 2011. The adoption of the amendment did not have a significant impact on the Company's financial position, results of operations, or cash flows.
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
Segment Reporting
The Company operates as a single reportable segment under ASC 280-10-50 Disclosures about Segments of an Enterprise and Related Information.
Reclassifications
Certain amounts previously reflected in the prior year balance sheet and statement of cash flows have been reclassified to conform to the Company’s 2012 presentation. The current liabilities on the balance sheet and the cash flows from operating activities, included amounts under contract loss accruals which are now reported within accounts payable and accrued liabilities. This reclassification had no effect on the previously reported total current liabilities or cash flows from operating activities.
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
Real estate inventory, which consists of single family homes as of December 31, 2012 and completed condominium units as of December 31, 2011, is carried at the lower of cost or estimated fair value. In accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down on its real estate inventory for either of the years ended December 31, 2012 and 2011.
As of December 31, 2012, the Company had one single family residential property held for sale compared to two condominium units and no residential properties as of December 31, 2011.
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

As of December 31, 2012, the Company held eight land properties purchased for the future development of residential properties. These properties were recorded at their carrying value of $1.0 million, as land within the non-current assets section of our balance sheet. This compared to one land property recorded at its carrying value of $550,000 as of December 31, 2011. In addition, during the year ended December 31, 2011, the Company recorded an impairment write-down of $112,000 to its land carrying value based on a fair value appraisal prepared by an independent third party. The continued decrease in land sale activity, the lack of active comparable land valuations and the continued delay in construction of the additional phases of the last condominium project, incited the Company to reevaluate its land carrying value as of December 31, 2011, in accordance with ASC Topic 360-10. The Company has classified this fair value input as Level 3, as defined within the fair value hierarchy. The Company did not record an impairment write-down to its land carrying value for the year ended December 31, 2012.
As of December 31, 2012, the Company had one single family homebuilding project under construction, compared to two such projects as of December 31, 2011. The total costs of the project’s land and construction were $216,000 and $223,000, as of December 31, 2012 and 2011, respectively, recorded as residential properties under construction, within the current assets section of our balance sheet.
Note 4 – Costs and Estimated Earnings on Uncompleted Contracts
Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 for the years as indicated:

	2012	2011
Costs incurred on uncompleted contracts	$29,193,963	$7,945,868
Estimated earnings	14,555,825	3,102,117
	43,749,788	11,047,985
Less billings to date	36,712,296	10,962,202
Total	$7,037,492	$85,783
Included in the balance sheets under the following captions
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,411,544	$946,525
Billings in excess of costs and estimated earnings on uncompleted contracts	(374,052)	(860,742)
Total	$7,037,492	$85,783
The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $2.8 million and $503,000 as of December 31, 2012 and 2011, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.
Note 5 – Income Taxes
The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2012	2011
Current
Federal	$1,121,521	$—
State	389,306	73,608
	1,510,827	73,608
Deferred
Federal	2,755,857	—
State	516,656	—
	3,272,513	—
Total	$4,783,340	$73,608
The following table presents the total income tax provision for the years ended December 31 as indicated:

	2012	2011
Continuing operations	$4,783,340	$73,608
Discontinued operations	—	—
Total	$4,783,340	$73,608

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, allows bonus depreciation for tax purposes, which upon application resulted in a taxable loss in 2011.
The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31 as indicated:

	2012	2011
Deferred tax assets
Accrued vacations and bonuses	$115,232	$317,346
Net operating loss carryforwards	—	2,500,955
Accrued payables	310,622	5,530
Alternative minimum tax credit carryforwards	262,360	278,859
Accrued workers’ compensation	120,617	120,770
Capitalized bidding costs and inventory adjustments	126,188	351,955
Accrued lease expense	3,972	601
Accrued percentage-of-completion loss	173	27,836
Other	960	1,838
Total deferred tax assets	940,124	3,605,690
Valuation allowance	—	(1,756,151)
Total deferred tax assets after valuation allowance	940,124	1,849,539
Deferred tax liabilities
Deferred gain on installment notes	(29,917)	(34,636)
Tax depreciation in excess of financial statement depreciation	(4,182,720)	(1,814,903)
Total deferred tax liabilities	(4,212,637)	(1,849,539)
Total net deferred tax liabilities	$(3,272,513)	$—
As of December 31, 2012, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $262,000, available to reduce future federal income taxes over an indefinite period. In addition, there were retainage payables of $825,000, which will be recognized in 2013 when paid to our subcontractors. The current deferred tax asset decreased to $773,000 as of December 31, 2012 from $825,000 as of December 31, 2011 (before valuation allowance). The non-current deferred tax decreased to a $4.0 million liability as of December 31, 2012 from $931,000 asset as of December 31, 2011 (before valuation allowance) due to additional tax depreciation in excess of book depreciation.
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
The Company established a full valuation allowance against net deferred tax assets beginning in 2008 based upon an evaluation of all available evidence at that time. The Company's cumulative loss position and market conditions over the evaluation period were significant negative evidence in assessing the need for a valuation allowance. However, based on the Company's forecasts of future taxable income and improved earnings in 2012, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company reduced the valuation allowance against deferred tax assets to zero and this reduction resulted in the recognition of a provision for federal income taxes during the period ended June 30, 2012. The net deferred tax asset valuation allowance was zero as of December 31, 2012, compared to $1.8 million as of December 31, 2011. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2012 is approximately $2.4 million.

The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on its income from continuing operations for the years ended December 31 as indicated:

	2012	2011
Federal statutory rate	34.0%	34.0%
State tax rate, net of federal tax	3.6	6.8
Other non-deductible expenses	0.4	6.4
Valuation allowance	(10.5)	(50.3)
Other	1.1	10.9
Total	28.6%	7.8%
The Company has gross unrecognized tax benefits of $9,000 and $17,000 as of December 31, 2012 and December 31, 2011, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2009 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2012	2011
Balance as of January 1	$16,772	$17,085
Increase/(decrease) from prior years' tax positions	101	(313)
(Decrease)/increase from settlements with taxing authority	(7,387)	—
Balance as of December 31	$9,486	$16,772
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During the years ended December 31, 2012 and 2011, the Company recognized $2,000 and $4,000, respectively, in interest and penalties. The Company had accrued as a current liability $7,000 and $21,000 for the future payment of interest and penalties as of December 31, 2012 and 2011, respectively.
Note 6 – Discontinued Operations
The Company was previously engaged in mining activities and ended all such activities in December 2002. The results of these discontinued operations were $0 and $1,000 for the years ended December 31, 2012 and 2011, respectively. All discontinued operations were related to settlement agreements with the United States Environmental Protection Agency.
Note 7 – Property, Buildings and Equipment
The following table presents the balances of major classes of properties as of December 31 as indicated:

	Estimated useful lives in years	2012	2011
Land	—	$339,460	$339,460
Land improvements	7 - 39	265,153	194,359
Buildings and improvements	5 - 40	1,992,149	1,880,227
Leasehold improvements	—	136,346	136,346
Machinery and equipment	2 - 10	43,960,277	32,466,253
Construction in progress	—	276,568	—
Total		46,969,953	35,016,645
Less accumulated depreciation		23,152,625	24,534,940
Net properties, buildings and equipment		$23,817,328	$10,481,705

In accordance with ASC Topic 360-10-05, management reviews the net carrying value of all properties, buildings and equipment on a regular basis to assess and determine the need for possible impairments. As a result of such review, no impairment write-down was considered necessary for the years ended December 31, 2012 and 2011.
Note 8 – 401 (k) Employee Benefits Plan
Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 100% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $216,000 and $147,000 for the years ended December 31, 2012 and 2011, respectively.
Note 9 – Accounts Payable and Accrued Liabilities
The following table presents the accounts payable and accrued liabilities as of December 31 as indicated:

	2012	2011
Accounts payable	$3,994,253	$2,282,033
Accrued bonus	819,869	600,644
Accrued payroll costs	447,595	368,014
Other accrued expenses	1,376,215	463,200
Total	$6,637,932	$3,713,891
Note 10 – Notes Payable
The following table presents the balances of our notes payables as of December 31 as indicated:

	Maturity Date	2012	2011
Working Capital Loan	January 16, 2014	$—	$800,000
$6.94 Million Equipment Loan	February 22, 2016	4,931,781	5,902,509
$1.50 Million Equipment Loan	October 17, 2016	1,443,000	—
$4.25 Million Equipment Loan	September 19, 2016	4,250,000	—
$7.94 Million Installment Sale Contract	July 17, 2016	7,130,895	—
Total notes payable		17,755,676	6,702,509
Less current portion of notes payable		(4,219,720)	(1,791,429)
Notes payable, less current portion		$13,535,956	$4,911,080
As of December 31, 2012, the Company has a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $5.0 million, to be used as a “Working Capital Loan.” The obligations of the Company pursuant to the Working Capital Loan include the grant of a security interest by Southeast Power in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest was payable monthly at an annual rate equal to one month LIBOR rate plus two and one-half percent, (2.75% and 2.81% as of December 31, 2012 and 2011, respectively), which will be adjusted monthly and subject to a maximum rate of 24.00% and which was due and payable on January 16, 2013. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.09:1.00 as of December 31, 2012. There were no borrowings outstanding under the Working Capital Loan as of December 31, 2012.
Subsequently, on January 15, 2013, the Company and the Bank entered into the seventh annual Loan Renewal of its Working Capital Loan, extending the maturity until January 16, 2014 and on substantially the same terms as described above, except for a modification of the Tangible Net Worth covenant. The minimum tangible net worth threshold was $12.5 million, plus annual increases of 50% of the positive net income for each fiscal year commencing with the fiscal year ended December 31, 2012, and was changed to $18.0 million.
As of December 31, 2012, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, are parties to a $6.94 million loan agreement and related ancillary agreements (the “$6.94 Million Equipment Loan”). The obligations of Southeast Power pursuant to the Southeast Power $6.94 Million Equipment Loan Agreement and the Promissory Note are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power as specifically described in the Security Agreement between Southeast Power and the Bank dated February 22, 2011; and (iii) all proceeds (cash and non-cash) and products of the foregoing.
The $6.94 Million Equipment Loan will mature, and all amounts will be due and payable to the Bank in full on February 22, 2016. The Company must make monthly payments of principal and interest to the Bank in equal monthly payments of $82,619 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22, 2016. The Southeast Power $6.94 Million Equipment Loan Agreement bears interest at a rate per annum equal to one month LIBOR rate plus two and one-half percent (2.75% and 2.81% as of December 31, 2012 and 2011, respectively), which is adjusted monthly and subject to a maximum rate of 24.00%. Borrowings outstanding under the $6.94 Million Equipment Loan were $4.9 million and $5.9 million as of December 31, 2012 and 2011, respectively.
As of December 31, 2012, Southeast Power, and the Bank, are parties to a $1.50 million loan agreement (the “$1.50 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $1.50 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The $1.50 Million Equipment Loan will bear interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.09:1.00, and interest was 2.75% as of December 31, 2012. Borrowings outstanding under the $1.50 Million Equipment Loan were $1.4 million as of December 31, 2012. All amounts will be due and payable to the Bank in full on October 17, 2016.
As of December 31, 2012, Southeast Power, and the Bank, are parties to a $4.25 million loan agreement (the “$4.25 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the Southeast Power $4.25 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The Southeast Power $4.25 Million Equipment Loan will bear interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.09:1.00, and interest was 2.75% as of December 31, 2012. Borrowings outstanding under the $4.25 Million Equipment Loan were $4.25 million as of December 31, 2012. All amounts will be due and payable to the Bank in full on September 19, 2016.
As of December 31, 2012, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), are parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.94 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.94 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. The Bank and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.94 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. Borrowings outstanding under the $7.94 Million Installment Sale Contract were $7.1 million as of December 31, 2012. The $7.94 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.
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
The schedule of payments of the notes payable as of December 31, 2012 is as follows:

2013	$4,219,720
2014	4,506,397
2015	4,597,911
2016	4,431,648
Total payments of debt	$17,755,676
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
Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 are as follows:

2013	$179,660
2014	146,777
2015	143,548
2016	147,497
2017	126,064
Total minimum operating lease payments	$743,546
Total rent expense for the operating leases were $178,000 and $167,000 for the years ended December 31, 2012 and 2011, respectively.
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2012, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $130.1 million.
Note 12 – The Goldfield Corporation 1998 Executive Long-term Incentive Plan
In 1998, the stockholders of the Company approved the 1998 Executive Long-term Incentive Plan, which permits the granting of Nonqualified Stock Options, Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, Performance Shares and other awards to all officers and key employees of the Company and its subsidiaries. Shares granted pursuant to the Plan may be authorized but unissued shares of Common Stock, Treasury Stock or shares purchased on the open market. The exercise price of stock options will be based on the fair market value of the Common Stock at the date of grant. The maximum number of shares available for grant under the Plan is 1,300,000. Pursuant to the terms of the Plan, Incentive Stock Options may no longer be granted. As of December 31, 2012, there were 315,000 shares available for grant under the Plan.
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of ASC Topic 718 and its related implementation guidance in accounting for stock-based employee compensation arrangements. ASC Topic 718 requires the recognition of the fair value of stock compensation in net income. ASC Topic 718 also requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award over the requisite service period (usually the vesting period), net of estimated forfeitures. However, the Company has not issued any shares pursuant to the Plan during the years ended December 31, 2012 or 2011.

Note 13 – Income Per Share of Common Stock
Basic income per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.
As of December 31, 2012 and 2011, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2012 and 2011.
Note 14 – Common Stock Repurchase Plan
Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on September 13, 2012, permits the purchase of up to 3,500,000 shares until September 30, 2013. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2012 and December 31, 2011. As of December 31, 2012, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.
Note 15 – Customer Concentration
Revenue (in thousands of dollars) to major customers exceeding 10% of the Company's total revenue for the years ended December 31 as indicated are as follows:

	2012		2011
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Customer A	$9,135	11	$6,238	19
Customer B	27,337	33	—	—
Customer C	—	—	6,283	19
Customer D	—	—	4,786	15
Customer E	14,466	18	—	—

Revenue by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2012		2011
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Transmission & foundation	$77,136	95	$28,724	88
Fiber optics	3,045	4	2,740	8
Other	252	—	279	1
Total	80,433	99	31,743	97
All other	1,196	1	1,089	3
Total revenue	$81,629	100	$32,832	100
The total of the above categories may differ from the sum of the components due to rounding.
Note 16 - Restricted Cash
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
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based upon this evaluation, our management, including our CEO and our CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, at the reasonable assurance level.
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.
Changes in internal control
No changes in our internal control over financial reporting occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the effectiveness of controls
A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information concerning the directors of the Company will be contained under the heading “Proposal 1. Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, which information is incorporated herein by reference.
Our executive officers are as follows:

Name and Title(1)	Year in which service began as officer	Age
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	65
Stephen R. Wherry Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	54
John W. Davis III President, Southeast Power Corporation	2013	39
  ___________________

(1)	As of February 28, 2013
Throughout the past five years, John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company, with responsibilities substantially consistent with those of their current positions.
John H. Sottile has served as Chairman of the Board of Directors since May 1998.
John W. Davis III was appointed President of Southeast Power, effective January 1, 2013, and had served as its Chief Operating Officer since April 2011. Mr. Davis also served as its Vice President from May 2009 to December 2012. Prior to joining Southeast Power, from January 2008 to May 2009, Mr. Davis was the General Manager of Reliable Constructors, Inc., a foundation and drilled shaft contractor.
The term of office of all directors is until the next annual meeting and the term of office of all officers is one year, and until their successors are elected and qualify.
Code of Ethics
In March 2003, our Board of Directors adopted a Code of Ethics (the “Code”) that is specifically applicable to our Chief Executive Officer and Senior Financial Officers, including our Chief Financial Officer (who is our Principal Financial and Accounting Officer). The Code incorporates guidelines designed to deter wrongdoing, to promote honest and ethical conduct, compliance with applicable laws and regulations, prompt internal reporting of Code violations and accountability for Code adherence. A copy of the Code was filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2003.
The Code is also available, free of charge, within the “Corporate Governance” section of our website, at www.goldfieldcorp.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.
Audit Committee
Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2013 Proxy Statement, which information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information concerning executive compensation and director compensation will be contained under “Executive Compensation” and “Director Compensation” in our 2013 Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning the security ownership of certain beneficial owners and management will be contained under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Equity Compensation Plan Information” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Proposal 1. Election of Directors” and “Director Compensation Transactions with Related Parties” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.
Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2013 Proxy Statement, which information is incorporated herein by reference.

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

4-2
The Rights Agreement between The Goldfield Corporation and American Stock Transfer & Trust Company, as Rights Agent, is hereby incorporated by reference to Exhibit 4-1 of the Company's Form 8-A dated September 19, 2002, heretofore filed with the Commission (file No. 1-7525).

+10-1
Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

+10-1(a)
Letter dated January 23, 2009 from John H. Sottile to the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 10, 2009, heretofore filed with the Commission (file No. 1-7525).

+10-1(b)
Letter dated March 18, 2010 from John H. Sottile to the Benefits and Compensation Committee of the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 18, 2010, heretofore filed with the Commission (file No. 1-7525).

+10-1(c)
Amendment to John H. Sottile Employment Agreement, dated April 15, 2010, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated April 15, 2010, heretofore filed with the Commission (file No. 1-7525).

+10-1(d)
Amendment to John H. Sottile Employment Agreement, dated March 22, 2011, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 17, 2011, heretofore filed with the Commission (file No. 1-7525).

+10-1(e)
Amendment to John H. Sottile Employment Agreement, dated July 12, 2011, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 12, 2011, heretofore filed with the Commission (file No. 1-7525).

+10-1(f)
Amendment to John H. Sottile Employment Agreement, dated September 28, 2011, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 28, 2011, heretofore filed with the Commission (file No. 1-7525).

+10-1(g)
Letter dated March 15, 2012 from John H. Sottile to the Benefits and Compensation Committee of the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 15, 2012, heretofore filed with the Commission (file No. 1-7525).

+10-2
Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

+10-3
Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

+10-4
The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to Exhibit 4-3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, heretofore filed with the Commission (file No. 1-7525).

10-5
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

10-6
Loan Agreement, dated August 26, 2005, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(a)
Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No. 1-7525).

10-6(b)
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

10-6(c)
Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No.1-7525).

10-6(d)
Form of Guaranty is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-6(e)
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

10-6(h)
Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 27, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(i)
Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million and Addendum to Promissory Note is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(j)
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

10-6(k)
Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated December 22, 2010 heretofore filed with the Commission (file No. 1-7525).

10-6(l)
Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million dated February 22, 2011, is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(m)
Addendum to Note Modification Agreement dated February 22, 2011 among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(n)
Loan Agreement, dated February 22, 2011, among The Goldfield Corporation, Southeast Power Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(o)
Security Agreement, dated February 22, 2011, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(p)
Guaranty, dated February 22, 2011, between Southeast Power, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-10 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(q)
Release of Guarantor Oak Park of Brevard, Inc. relating to Loans of up to $ 3.0 million is hereby incorporated by reference to Exhibit 10-11 of the Company’s Current Report on Form 8-K dated February 22, 2011 heretofore filed with the Commission (file No. 1-7525).

10-6(r)
Confirmation Letter of Modification to Loan Agreement, dated November 8, 2011, relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(s)
Renewal Promissory Note, dated January 4, 2012, of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to loans of up to $3,000,000 is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(t)
Addendum to Renewal Promissory Note, dated January 4, 2012, of The Goldfield Corporation relating to loans of up to $3,000,000 is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(u)
Loan Agreement, dated January 4, 2012, of The Goldfield Corporation relating to loans of up to $3,000,000, is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(v)
Modification of BB&T Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company, relating to loans of up to $3,000,000, is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(w)
Guaranty Agreement, dated January 4, 2012, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $3,000,000, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(x)
Modification of BB&T Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $3,000,000 is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(kk)
Guaranty Agreement, dated January 15, 2013, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $5,000,000, is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

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

10-7(f)
Addendum to Loan Agreement dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

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

10-7(i)
Guaranty, dated December 29, 2009, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

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

10-7(o)
Addendum To Loan Agreement, dated April 17, 2012, of Southeast Power Corporation relating to loans of up to $6,940,000 is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-7(p)
Letter from Branch Banking and Trust Company relating to loans to Southeast Power Corporation of up to $6,940,000 to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-7(q)
Addendum To Loan Agreement, dated July 16, 2012, of Southeast Power Corporation relating to loans of up to $6,940,000 is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-7(r)
Addendum To Loan Agreement, dated September 17, 2012, of Southeast Power Corporation relating to loans of up to $6,940,000 is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8
Collateral Trust Agreement between The Goldfield Corporation, Valley Forge Insurance Company Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated October 25, 2010, heretofore filed with the Commission (file No. 1-7525).

10-9
Promissory Note of Southeast Power Corporation, dated April 17, 2012, relating to Loans of up to $1.5 Million is hereby incorporated by reference to Exhibit 10-8 of the Company's Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-9(a)
Addendum to Promissory Note dated April 17, 2012 among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-9 of the Company's Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-9(b)
Loan Agreement, dated April 17, 2012, among Southeast Power Corporation, The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-10 of the Company's Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-9(c)
Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-11 of the Company's Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-9(d)
Guaranty Agreement, dated April 17, 2012, between The Goldfield Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million, is hereby incorporated by reference to Exhibit 10-12 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-9(e)
Letter from Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $1.5 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-9(f)
Addendum To Loan Agreement, dated July 16, 2012, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-9(g)
Addendum To Loan Agreement, dated September 17, 2012, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-8 of the Company's Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-9(h)
Addendum To Loan Agreement, dated January 15, 2013, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore are filed with the Commission (file No. 1-7525).

10-10
Financial Equipment Loan Installment Sale Contract , dated July 16, 2012, among The Goldfield Corporation, and Southeast Power Corporation, and Ring Power Corporation relating to sales contract for specific equipment totaling $7.9 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(a)
Amendment to Financial Equipment Loan Installment Sale Contract , dated July 16, 2012, among Southeast Power Corporation, and Ring Power Corporation, dated July 16, 2012, is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(b)
Guaranty to Financial Equipment Loan Installment Sale Contract , dated July 16, 2012, among The Goldfield Corporation, and Ring Power Corporation, dated July 16, 2012, is hereby incorporated by reference to Exhibit 10-3of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-11
Promissory Note of Southeast Power Corporation, dated September 17, 2012, relating to Loans of up to $4.25 Million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-11(a)
Addendum to Promissory Note dated September 17, 2012 among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-11(b)
Loan Agreement, dated September 17, 2012, among Southeast Power Corporation, The Goldfield Corporation, Bayswater Development Corporation, and Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-11(c)
Security Agreement, dated September 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-11(d)
Guaranty Agreement, dated September 17, 2012, between The Goldfield Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $4.25 million, is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-11(e)
Addendum To Loan Agreement, dated January 15, 2013, of Southeast Power Corporation relating to loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore are filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 13 to the consolidated financial statements.

*21	Subsidiaries of Registrant

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

**
These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

+	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOLDFIELD CORPORATION

By:	/s/ JOHN H. SOTTILE
(John H. Sottile)

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 26, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2013.

Signature	Title

/s/ JOHN H. SOTTILE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
(John H. Sottile)

/s/ STEPHEN R. WHERRY	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
(Stephen R. Wherry)

*	Director
(David P. Bicks)

*	Director
(Harvey C. Eads, Jr.)

*	Director
(John P. Fazzini)

*	Director
(Danforth E. Leitner)

*	Director
(Al Marino)

*	Director
(Jeffrey E. Eberwein)

*By:	/s/ JOHN H. SOTTILE
John H. Sottile
Attorney-in-Fact