Form 10-Q
period 2013-03-31
GOLDFIELD CORP
filed 2013-05-09
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission File Number: 1-7525

The Goldfield Corporation
(Exact name of registrant as specified in its charter)

Delaware	88-0031580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1684 W. Hibiscus Boulevard
Melbourne, Florida 32901
(Address of principal executive offices) ( Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of May 6, 2013 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$2,195,696	$7,845,943
Accounts receivable and accrued billings, net	14,842,862	13,288,812
Current portion of notes receivable	53,129	46,919
Construction inventory	15,276	108,974
Real estate inventory	355,019	351,634
Costs and estimated earnings in excess of billings on uncompleted contracts	6,667,243	7,411,544
Deferred income taxes	704,440	773,307
Residential properties under construction	571,783	215,648
Prepaid expenses	1,371,288	974,278
Other current assets	68,256	37,844
Total current assets	26,844,992	31,054,903
Property, buildings and equipment, at cost, net of accumulated depreciation of $24,249,607 in 2013 and $23,152,625 in 2012	29,275,369	23,817,328
Notes receivable, less current portion	140,023	151,861
Deferred charges and other assets
Land and land development costs	1,039,860	1,027,957
Cash surrender value of life insurance	615,027	617,090
Restricted cash	480,819	418,307
Other assets	27,502	31,081
Total deferred charges and other assets	2,163,208	2,094,435
Total assets	$58,423,592	$57,118,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,429,121	$6,637,932
Billings in excess of costs and estimated earnings on uncompleted contracts	95,504	374,052
Current portion of notes payable	4,438,175	4,219,720
Income taxes payable	531,230	1,001,062
Total current liabilities	12,494,030	12,232,766
Deferred income taxes	4,520,691	4,045,820
Other accrued liabilities	10,665	10,556
Notes payable, less current portion	12,309,269	13,535,956
Total liabilities	29,334,655	29,825,098
Commitments and contingencies (note 5)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	9,134,064	7,338,556
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	29,088,937	27,293,429
Total liabilities and stockholders’ equity	$58,423,592	$57,118,527
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Electrical construction	$22,524,301	$17,109,940
Other	1,762	633,600
Total revenue	22,526,063	17,743,540
Costs and expenses
Electrical construction	17,551,892	12,924,484
Other	1,762	393,108
Selling, general and administrative	877,765	915,525
Depreciation	1,144,569	786,257
Gain on sale of property and equipment	(2,500)	(10,565)
Total costs and expenses	19,573,488	15,008,809
Total operating income	2,952,575	2,734,731
Other income (expenses), net
Interest income	5,788	6,004
Interest expense	(130,862)	(48,253)
Other income, net	13,118	9,067
Total other expenses, net	(111,956)	(33,182)
Income from continuing operations before income taxes	2,840,619	2,701,549
Income tax provision	1,045,111	51,232
Net income	$1,795,508	$2,650,317

Net income per share of common stock — basic and diluted	$0.07	$0.10

Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$1,795,508	$2,650,317
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,144,569	786,257
Deferred income taxes	543,738	—
Gain on sale of property and equipment	(2,500)	(10,565)
Cash surrender value of life insurance	2,063	2,088
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(1,554,050)	(2,739,755)
Construction inventory	93,698	92,650
Real estate inventory	(3,385)	184,975
Costs and estimated earnings in excess of billings on uncompleted contracts	744,301	(1,941,296)
Residential properties under construction	(356,135)	77,032
Income taxes recoverable	—	137
Prepaid expenses and other assets	(423,843)	(1,188,204)
Land and land development costs	(11,903)	(123,759)
Restricted cash	(62,512)	(41,637)
Accounts payable and accrued liabilities	551,384	3,068,270
Billings in excess of costs and estimated earnings on uncompleted contracts	(278,548)	(460,371)
Income taxes payable	(469,832)	39,414
Net cash provided by operating activities	1,712,553	395,553
Cash flows from investing activities
Proceeds from disposal of property and equipment	2,500	11,950
Proceeds from notes receivable	5,628	7,336
Purchases of property, buildings and equipment	(6,362,696)	(2,811,873)
Net cash used in investing activities	(6,354,568)	(2,792,587)
Cash flows from financing activities
Proceeds from notes payable	—	1,211,301
Repayments on notes payable	(538,785)	(247,920)
Installment loan repayments	(469,447)	—
Net cash (used in) provided by financing activities	(1,008,232)	963,381
Net decrease in cash and cash equivalents	(5,650,247)	(1,433,653)
Cash and cash equivalents at beginning of period	7,845,943	3,319,824
Cash and cash equivalents at end of period	$2,195,696	$1,886,171
Supplemental disclosure of cash flow information
Interest paid	$132,055	$46,964
Income taxes paid, net	$971,205	$11,681
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$239,914	$582,777
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
Basis of Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2012, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of March 31, 2013 and December 31, 2012, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress and the deferred tax assets and liabilities.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The fair value of notes payable is considered by management to approximate carrying value due in part to the short term maturity of these borrowings. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by Branch Banking and Trust (the “Bank”) are variable market interest rates and are adjusted periodically. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.
Restricted Cash
The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 9.
Segment Reporting
The Company operates as a single reportable segment under ASC 280-10-50 Disclosures about Segments of an Enterprise and Related Information.
Reclassifications
Certain amounts previously reflected in the prior year balance sheet and statement of cash flows have been reclassified to conform to the Company’s 2013 presentation. The current liabilities on the balance sheet and the statement of cash flows, included amounts under contract loss accruals which are now reported within accounts payable and accrued liabilities. This reclassification had no effect on the previously reported total current liabilities or cash flows from operating activities.
Subsequent Events
In addition to the subsequent events included in these notes to the consolidated financial statements, the Company conducted a review for additional subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements.
Note 2 – Inventory
Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.
Real estate inventory, which consists of residential properties, is carried at the lower of cost or estimated fair value. In accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment on its real estate inventory for either of the three months ended March 31, 2013 and 2012.
Note 3 – Land and Land Development Costs
The costs of a land purchase and any development expenses up to the initial construction phase of any new residential property development project are recorded under the asset “land and land development costs.” Once construction commences, the costs of construction are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is more than one year from the date of the consolidated financial statements.
As of March 31, 2013, the Company held eight land properties purchased for future residential development. These properties were recorded at their carrying value of $1,040,000, as land within the non-current assets section of our balance sheet. This compared to eight land properties recorded at their carrying value of $1,028,000 as of December 31, 2012. The Company did not record an impairment to its land carrying value for either of the three months ended March 31, 2013 and 2012.

Note 4 – Notes Payable
The following table presents the balances of our notes payables as of the dates as indicated:

		March 31,	December 31,
	Maturity Date	2013	2012
Working Capital Loan	January 16, 2014	$—	$—
$6.94 Million Equipment Loan	February 22, 2016	4,576,496	4,931,781
$1.50 Million Equipment Loan	October 17, 2016	1,357,500	1,443,000
$4.25 Million Equipment Loan	September 19, 2016	4,152,000	4,250,000
$7.90 Million Installment Sale Contract	July 17, 2016	6,661,448	7,130,895
Total notes payable		16,747,444	17,755,676
Current portion of notes payable		(4,438,175)	(4,219,720)
Notes payable, less current portion		$12,309,269	$13,535,956
As of March 31, 2013, the Company had a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (“BB&T”) providing for a revolving line of credit loan for a maximum principal amount of $5.0 million, to be used as a “Working Capital Loan.” The obligations of the Company pursuant to the Working Capital Loan included the grant of a security interest by Southeast Power Corporation (“Southeast Power”) in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest is payable monthly at an annual rate equal to one month LIBOR rate plus two and one-half percent, (2.75% as of March 31, 2013 and December 31, 2012), which will be adjusted monthly and subject to a maximum rate of 24.00% and which is due and payable on January 16, 2014. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.01:1.00 as of March 31, 2013. There were no borrowings outstanding under the Working Capital Loan as of March 31, 2013.
As of March 31, 2013, the Company’s wholly owned subsidiary, Southeast Power, and BB&T, were parties to a $6.94 million loan agreement and related ancillary agreements (the “$6.94 Million Equipment Loan”). The obligations of Southeast Power pursuant to the $6.94 Million Equipment Loan Agreement and the Promissory Note are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property of Southeast Power as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles; and (iii) all proceeds (cash and non-cash) and products of the foregoing.
The $6.94 Million Equipment Loan will mature, and all amounts will be due and payable to BB&T in full on February 22, 2016. The Company must make monthly payments of principal and interest to BB&T in equal monthly payments of $82,619 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22, 2016. The $6.94 Million Equipment Loan Agreement bears interest at a rate per annum equal to one month LIBOR rate plus two and one-half percent (2.75% as of March 31, 2013 and December 31, 2012), which is adjusted monthly and subject to a maximum rate of 24.00%. Borrowings outstanding under the $6.94 Million Equipment Loan were $4.6 million and $4.9 million as of March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013, Southeast Power and BB&T, were parties to a $1.50 million loan agreement (the “$1.50 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $1.50 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all currently owned and hereafter acquired and wherever located personal property of Southeast Power as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The $1.50 Million Equipment Loan will bear interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.01:1.00, and interest was 2.75% as of March 31, 2013 and December 31, 2012. Borrowings outstanding under the $1.50 Million Equipment Loan were $1.4 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively. All amounts will be due and payable to BB&T in full on October 17, 2016.

As of March 31, 2013, Southeast Power and BB&T, were parties to a $4.25 million loan agreement (the “$4.25 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $4.25 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all currently owned and hereafter acquired and wherever located personal property of Southeast Power as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The $4.25 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.01:1.00, and interest was 2.75% as of March 31, 2013 and December 31, 2012. Borrowings outstanding under the $4.25 Million Equipment Loan were $4.2 million and $4.3 million as of March 31, 2013 and December 31, 2012, respectively. All amounts will be due and payable to BB&T in full on September 19, 2016.
As of March 31, 2013, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), are parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.90 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.90 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. BB&T and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.90 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. Borrowings outstanding under the $7.90 Million Installment Sale Contract were $6.7 million and $7.1 million as of March 31, 2013 and December 31, 2012, respectively. The $7.90 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.
Subsequently, on April 22, 2013, the Company, Southeast Power, and the Company's wholly owned subsidiaries Bayswater Development Corporation (“Bayswater”), and Pineapple House of Brevard, Inc. (“Pineapple House”), entered into a Master Loan Agreement (the “Master Loan Agreement”) with BB&T. The Master Loan Agreement replaces all previous BB&T loan agreements and eliminates the need to restate a loan agreement each time a new note is executed or an existing loan is renewed.
The Master Loan Agreement includes similar terms and conditions as those set forth in the previous loan agreements. The Master Loan Agreement contains the same Tangible Net Worth covenant requirement of $18,000,000 and the same Debt to Tangible Net Worth ratio requirement of 2.25:1.0.
Also on April 22, 2013, Southeast Power entered into additional financing for purchases of equipment and vehicles owned by Southeast Power, through increased borrowings with BB&T totaling $6.5 million. $1.5 million of such borrowings mature on April 22, 2017 and $5.0 million mature on April 22, 2018. These borrowings, as well as the previously existing BB&T equipment loans, are guaranteed by the Company, Pineapple House, and Bayswater.
The new equipment loans bear interest at a rate per annum equal to one month LIBOR plus 2.50%, which will be adjusted monthly. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% if the Debt to Tangible Net Worth ratio exceeds 1.6:1.0.
Accrued interest for the new $1.5 million equipment loan is payable monthly commencing on May 22, 2013, and continuing on the same day of each month thereafter, until October 22, 2013. Commencing on November 22, 2013, payments of principal in the amount of $35,714 plus accrued interest will be made each month thereafter, with one final payment of all remaining principal and accrued interest due on April 22, 2017. The Company has drawn down $1.2 million on May 2, 2013.
Accrued interest for the new $5.0 million equipment loan is payable monthly commencing on May 22, 2013, and continuing on the same day of each month thereafter, until October 22, 2013. Commencing on November 22, 2013, payments of principal in the amount of $92,593 plus accrued interest will be made each month thereafter, with one final payment of all remaining principal and accrued interest due on April 22, 2018. The Company has drawn down $4.6 million on May 2, 2013.
The obligations of Southeast Power pursuant to the new equipment loans are secured by the grant of a continuing security interest in the following now owned and hereafter acquired and wherever located personal property of Southeast Power: (i) machinery and equipment, including all accessions thereto, and all manufacturers' warranties, parts and tools therefore; (ii) all vehicles; and (iii) to the extent not listed in (i) and (ii) all proceeds (cash and non-cash) and products of the foregoing.
The Company’s debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank.
Note 5 – Commitments and Contingencies
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2013, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $131.4 million.
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
As of March 31, 2013 and 2012, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of treasury stock for both of the three months ended March 31, 2013 and 2012.
Note 7 – Income Taxes
As of March 31, 2013, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $197,000, available to reduce future federal income taxes over an indefinite period and $374,000 of accrued vacation to be recognized in 2013. In addition, there were real estate inventory basis differences of $180,000, which will be recognized as residential units are sold and retainage payables of $574,000, which will be recognized throughout 2013 when paid to our subcontractors. The current deferred tax asset decreased to $704,000 as of March 31, 2013 from $773,000 as of December 31, 2012. The non-current deferred tax liability increased to $4.5 million as of March 31, 2013 from $4.0 million as of December 31, 2012 due to additional tax depreciation in excess of book depreciation.
The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with loss carryforwards expiring unused, and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2013 is approximately $2.0 million.
The following table presents the provision for income tax and effective tax rate for the three months ended March 31, 2013 and 2012:

	2013	2012
Income tax provision	$1,045,111	$51,232
Effective income tax rate	36.8%	1.9%
The Company's expected tax rate for the year ending December 31, 2013, which was calculated based on the estimated annual operating results for the year, is 36.8%. The expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
The effective tax rate for the three months ended March 31, 2013 was 36.8% and reflects the annual expected tax rate.
The effective tax rate for the three months ended March 31, 2012 was 1.9%. The income tax provision consisted of state income tax expense attributable to a subsidiary and did not reflect the federal statutory rate of 34%, due to previously unrecognized NOL and AMT credit carryforwards available to offset taxable income. Due to the impact of the deferred tax valuation allowance and the volatility in estimated future deferred taxes, the effective tax rate is based on a year-to-date income tax calculation.
The Company has gross unrecognized tax benefits of $9,000 as of both March 31, 2013 and December 31, 2012. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 8 – Customer Concentration
A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended March 31, 2013 and 2012, the three largest customers accounted for 63% and 65%, respectively, of the Company’s total revenue.
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
Forward-Looking Statements
We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations, and prospects.
You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
We are a provider of electrical construction services throughout much of the United States. For the three months ended March 31, 2013, our total consolidated revenue was $22.5 million.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the year ended December 31, 2012 and the three months ended March 31, 2013, three of our customers accounted for approximately 62% and 63% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
Historically, we have reported real estate development activities as a separate segment. In recent years, our real estate activities reduced to a point that they are no longer significant for reporting purposes and, accordingly, results of our ongoing real estate operations are included in the income statement under the caption “Other.” Revenue from real estate development included under the caption “Other” was $2,000 and $634,000 for the three months ended March 31, 2013 and 2012, respectively, representing approximately 0% and 3.6%, respectively, of our total revenue for such periods.
We completed our last condominium project during 2007 and we have sold all of the condominium units as of September 30, 2012. No new condominium projects are presently planned and we do not hold any units for sale. Our only current real estate construction activity is the construction of a limited number of single family and townhome residential projects in Brevard County, Florida.

Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts and deferred tax assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosure with the Audit Committee of the Board of Directors.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of March 31, 2013 and December 31, 2012, were minimal. The accrued contract losses for 2013 and 2012 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Deferred Tax Assets and Liabilities
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
As of March 31, 2013, our deferred tax assets were largely comprised of alternative minimum tax (“AMT”) credit carryforwards, real estate inventory basis differences on unsold residential units, accrued vacation and retainage payable. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2013 is approximately $2.0 million.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The table below represents our operating income for the three months ended March 31, 2013 and 2012:

	2013	2012
Revenue
Electrical construction	$22,524,301	$17,109,940
Other	1,762	633,600
Total revenue	22,526,063	17,743,540
Costs and expenses
Electrical construction	17,551,892	12,924,484
Other	1,762	393,108
Selling, general and administrative	877,765	915,525
Depreciation	1,144,569	786,257
Gain on sale of property and equipment	(2,500)	(10,565)
Total costs and expenses	19,573,488	15,008,809
Total operating income	$2,952,575	$2,734,731
Operating income is total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended March 31, 2013, increased to $22.5 million, an increase of $4.8 million, compared to $17.7 million for the three months ended March 31, 2012, due to an increase in demand for our electrical construction services, primarily our transmission work, which represents approximately 87.6% of the total increase in electrical construction revenue. Although transmission project revenue includes several large projects throughout the Carolinas, Florida and Texas, the increase in revenue primarily occurred in Texas as a result of the South Texas Cooperative (“STEC”) project.
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
Backlog decreased to approximately $31.9 million as of March 31, 2013, from $70.6 million as of March 31, 2012. The backlog as of March 31, 2013 included a balance of $15.1 million relating to a STEC contract awarded to Southeast Power in February 2012. As a result of Southeast Power's expansion during 2011 of its geographical footprint into Texas and establishment of permanent facilities there, Southeast Power was selected as prime contractor by STEC to build a 110 mile long 345kV transmission line, as part of a Competitive Renewable Energy Zones (“CREZ”) wind generation projects. This project is scheduled to be completed in August 2013.
The March 31, 2013 electrical construction operational backlog of approximately $31.9 million included approximately $28.6 million from fixed price contracts, for which revenue is recognized using percentage-of-completion, and approximately $3.3 million from service agreement contracts, for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 89.3% to be completed during 2013. The March 31, 2012 backlog of $70.6 million included approximately $66.1 million from fixed price contracts and approximately $4.5 million from service agreements.
Operating Results
Total operating income increased by $218,000 to $3.0 million for the three months ended March 31, 2013, from $2.7 million in 2012. Electrical construction operations operating income increased by $460,000 to $3.8 million for the three months ended March 31, 2013, from $3.3 million for the three months ended March 31, 2012. Operating margins on electrical construction operations decreased to 16.9% for the three months ended March 31, 2013, from 19.6% for the three months ended March 31, 2012. This decrease was largely the result of project delays on the STEC project during the three months ended March 31, 2013, compared to no such delays during the same period in 2012.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $4.6 million to $19.6 million for the three months ended March 31, 2013, from $15.0 million for the three months ended March 31, 2012.
Electrical construction operations cost of goods sold increased by $4.6 million to $17.6 million for the three months ended March 31, 2013, from $12.9 million for the three months ended March 31, 2012. This increase in costs corresponds to the aforementioned increase in revenue.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2013 and 2012:

	2013	2012
Electrical construction operations	$36,741	$74,657
Other	83,556	115,802
Corporate	757,468	725,066
Total	$877,765	$915,525
SG&A expenses decreased 4.1% to $878,000 for the three months ended March 31, 2013, from $916,000 for the three months ended March 31, 2012. The decrease in SG&A expenses was mainly attributable to decreases in professional services within our electrical construction operations, as well as a decrease in selling expenses, during the three months ended March 31, 2013, when compared to 2012. These decreases were slightly offset by increases in corporate salaries and compensation, mainly attributable to the Company's expansion. As a percentage of revenue, SG&A expenses decreased to 3.9% for 2013, from 5.2% in 2012, due primarily to the aforementioned increase in revenue and decrease in SG&A expenses, during the three months ended March 31, 2013, when compared to the same period in 2012.
The following table sets forth depreciation expense for the three months ended March 31, 2013 and 2012:

	2013	2012
Electrical construction operations	$1,134,424	$777,203
Other	2,857	576
Corporate	7,288	8,478
Total	$1,144,569	$786,257
Depreciation expense increased to $1.1 million for the three months ended March 31, 2013, from $786,000 for the three months ended March 31, 2012, an increase of 45.6%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31, 2013 and 2012:

	2013	2012
Income tax provision	$1,045,111	$51,232
Effective income tax rate	36.8%	1.9%
Our expected tax rate for the year ending December 31, 2013, which was calculated based on the estimated annual operating results for the year, is 36.8%. The expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective tax rate for the three months ended March 31, 2013, was 36.8% and reflects the annual expected tax rate.
Our effective tax rate for the three months ended March 31, 2012, was 1.9%. Our income tax provision consisted of state income tax expense attributable to a subsidiary and did not reflect the federal statutory rate of 34%, due to previously unrecognized NOL and AMT credit carryforwards available to offset taxable income. Due to the impact of the deferred tax valuation allowance and the volatility in estimated future deferred taxes, our effective tax rate was based on a year-to-date income tax calculation.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of March 31, 2013, we had cash and cash equivalents of $2.2 million and working capital of $14.4 million, as compared to cash and cash equivalents of $7.8 million, and working capital of $18.8 million as of December 31, 2012. In addition, we had $5.0 million in an unused revolving line of credit as of March 31, 2013. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the three months ended March 31, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$1,712,553	$395,553
Net cash used in investing activities	(6,354,568)	(2,792,587)
Net cash (used in) provided by financing activities	(1,008,232)	963,381
Net decrease in cash and cash equivalents	$(5,650,247)	$(1,433,653)
Operating Activities
Cash flows from operating activities are comprised of the net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $1.7 million for the three months ended March 31, 2013, compared to cash provided by operating activities of $396,000 for 2012. The increase in cash flows from operating activities is primarily due to the changes in our “accounts receivable and accrued billings” and the changes in the item “costs and estimated earnings in excess of billings on uncompleted contracts” during the current year. The changes reflected in the accounts receivable and accrued billings changed from $(2.7 million) for the three months ended March 31, 2012 to $(1.6 million) for the three months ended March 31, 2013. The changes reflected in the item “costs and estimated earnings in excess of billings on uncompleted contracts” changed from $(1.9 million) for the three months ended March 31, 2012 to $744,000 for the three months ended March 31, 2013. These increases in the changes to cash provided by operating activities were offset by the changes in accounts payable and accrued liabilities. The changes reflected in the item “accounts payable and accrued liabilities” changed from $3.1 million for the three months ended March 31, 2012 to $551,000 for the three months ended March 31, 2013, primarily due to the status of our accounts payable during the current period. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended March 31, 2013 and 2012, our DSO for accounts receivable were 59 and 62, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 27 and 15, respectively. The increase in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to an increase in costs incurred on uncompleted contracts, primarily due to costs commensurate with larger contracts. As of May 6, 2013, we have received approximately 83.8% of our March 31, 2013 outstanding trade accounts receivable and have billed 88.4% of our costs and estimated earnings in excess of billings balance.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2013, was $6.4 million, compared to cash used of $2.8 million for 2012. The increase in cash used in our investing activities for the three months ended March 31, 2013, when compared to 2012, is primarily due to the increase in capital expenditures during the current year period. These capital expenditures are mainly attributable to purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment as well as expansion efforts. Our capital budget for 2013 is expected to total approximately $10.0 million, the majority of which is for upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2013, was $1.0 million, compared to cash provided by financing activities of $1.0 million for the three months ended March 31, 2012. Our financing activities for the current year consisted mainly of net repayments on our equipment loans totaling $1.0 million. Our financing activities for the three months ended March 31, 2012 consisted mainly of borrowings on our Working Capital Loan of $1.0 million, and net borrowings on our equipment loans totaling $211,000, offset by net repayments on our equipment loans totaling $248,000. See note 4 to the consolidated financial statements for more information regarding these loans.
We have paid no cash dividends on our common stock since 1933, and it is not expected that we will pay any cash dividends on our common stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are a minimum tangible net worth, an outside debt limitation, and a maximum debt to tangible net worth ratio. We must maintain a tangible net worth of at least $18.0 million, no more than $500,000 in outside debt (with certain exceptions), and a maximum debt to tangible net worth ratio of no greater than 2.25:1.00. We were in compliance with all of our covenants as of March 31, 2013.
The following are computations of these most restrictive financial covenants:

		Actual as of
	Covenant	March 31, 2013
Tangible net worth minimum	$18,000,000	$29,088,937
Outside debt not to exceed	500,000	—
Maximum debt/worth ratio not to exceed	2.25:1.00	1.01:1.00
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
Inflation
As a result of relatively low levels of inflation experienced during the three months ended March 31, 2013 and 2012, inflation did not have a significant effect on our results.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based upon that evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.
Changes in Internal Control
No changes in our internal control over financial reporting occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors' approval was announced. As last amended by the Board of Directors on September 13, 2012, the stock repurchase plan permits the purchase of up to 3,500,000 shares until September 30, 2013. The Company did not purchase any of its Common Stock during the three months ended March 31, 2013. As of March 31, 2013, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, the Company has repurchased 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

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

Dated: May 9, 2013		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Office (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)