Form 10-Q
period 2013-06-30
GOLDFIELD CORP
filed 2013-08-13
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2013 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$11,106,063	$7,845,943
Accounts receivable and accrued billings	12,270,010	13,288,812
Current portion of notes receivable	54,212	46,919
Construction inventory	—	108,974
Real estate inventory	395,062	351,634
Costs and estimated earnings in excess of billings on uncompleted contracts	5,352,811	7,411,544
Deferred income taxes	753,242	773,307
Income taxes receivable	727,875	—
Residential properties under construction	873,056	215,648
Prepaid expenses	1,087,803	974,278
Other current assets	26,334	37,844
Total current assets	32,646,468	31,054,903
Property, buildings and equipment, at cost, net of accumulated depreciation of $24,890,826 in 2013 and $23,152,625 in 2012	30,763,663	23,817,328
Notes receivable, less current portion	127,996	151,861
Deferred charges and other assets
Land and land development costs	893,140	1,027,957
Cash surrender value of life insurance	612,888	617,090
Restricted cash	480,883	418,307
Other assets	28,715	31,081
Total deferred charges and other assets	2,015,626	2,094,435
Total assets	$65,553,753	$57,118,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,110,966	$6,637,932
Billings in excess of costs and estimated earnings on uncompleted contracts	2,129,226	374,052
Current portion of notes payable	5,487,227	4,219,720
Income taxes payable	—	1,001,062
Accrued remediation costs	300,000	—
Total current liabilities	15,027,419	12,232,766
Deferred income taxes	4,656,627	4,045,820
Other accrued liabilities	12,164	10,556
Notes payable, less current portion	16,574,853	13,535,956
Accrued remediation costs	900,000	—
Total liabilities	37,171,063	29,825,098
Commitments and contingencies (notes 5 and 6)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	8,427,817	7,338,556
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	28,382,690	27,293,429
Total liabilities and stockholders’ equity	$65,553,753	$57,118,527
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Electrical construction	$20,122,325	$18,475,053	$42,646,626	$35,584,993
Other	444,262	5,700	446,024	639,300
Total revenue	20,566,587	18,480,753	43,092,650	36,224,293
Costs and expenses
Electrical construction	17,743,041	12,986,120	35,294,933	25,910,605
Other	357,604	5,415	359,366	398,523
Selling, general and administrative	993,264	849,195	1,871,029	1,764,720
Depreciation	1,267,303	833,185	2,411,873	1,619,441
Gain on sale of property and equipment	(24,955)	(186,694)	(27,455)	(197,259)
Total costs and expenses	20,336,257	14,487,221	39,909,746	29,496,030
Total operating income	230,330	3,993,532	3,182,904	6,728,263
Other income (expenses), net
Interest income	5,479	5,321	11,268	11,325
Interest expense	(154,470)	(52,748)	(285,332)	(101,001)
Other income, net	15,443	11,485	28,561	20,552
Total other expenses, net	(133,548)	(35,942)	(245,503)	(69,124)
Income from continuing operations before income taxes	96,782	3,957,590	2,937,401	6,659,139
Income tax provision	54,589	1,517,379	1,099,700	1,568,611
Income from continuing operations	42,193	2,440,211	1,837,701	5,090,528
Loss from discontinued operations, net of tax provision of ($451,560) in 2013	(748,440)	—	(748,440)	—
Net (loss) income	$(706,247)	$2,440,211	$1,089,261	$5,090,528

Net (loss) income per share of common stock — basic and diluted
Continuing operations	$0.00	$0.10	$0.07	$0.20
Discontinued operations	(0.03)	—	(0.03)	—
Net (loss) income	$(0.03)	$0.10	$0.04	$0.20
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$1,089,261	$5,090,528
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,411,873	1,619,441
Deferred income taxes	630,872	(223,402)
Gain on sale of property and equipment	(27,455)	(197,259)
Cash surrender value of life insurance	4,202	7,840
Changes in operating assets and liabilities
Accounts receivable and accrued billings	1,018,802	(682,611)
Construction inventory	108,974	134,363
Real estate inventory	(43,428)	(33,752)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,058,733	(2,416,537)
Residential properties under construction	(657,408)	222,818
Income taxes receivable	(727,875)	137
Prepaid expenses and other assets	(99,649)	(1,446,558)
Land and land development costs	134,817	(533,162)
Restricted cash	(62,576)	(83,298)
Accounts payable and accrued liabilities	37,438	1,953,989
Billings in excess of costs and estimated earnings on uncompleted contracts	1,755,174	(654,866)
Income taxes payable	(1,001,062)	1,626,631
Accrued remediation costs	1,200,000	—
Net cash provided by operating activities	7,830,693	4,384,302
Cash flows from investing activities
Proceeds from disposal of property and equipment	78,494	221,330
Proceeds from notes receivable	16,572	20,072
Purchases of property, buildings and equipment	(8,972,043)	(4,306,223)
Net cash used in investing activities	(8,876,977)	(4,064,821)
Cash flows from financing activities
Proceeds from notes payable	8,448,000	2,311,364
Repayments on notes payable	(3,198,642)	(1,765,878)
Installment loan repayments	(942,954)	—
Net cash provided by financing activities	4,306,404	545,486
Net increase in cash and cash equivalents	3,260,120	864,967
Cash and cash equivalents at beginning of period	7,845,943	3,319,824
Cash and cash equivalents at end of period	$11,106,063	$4,184,791
Supplemental disclosure of cash flow information
Interest paid	$284,113	$102,796
Income taxes paid, net	$1,746,205	$165,245
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$437,204	$54,416
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. Based on its review, as of June 30, 2013 and December 31, 2012, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, the adequacy of the accrued remediation costs, and the deferred tax assets and liabilities.
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
Restricted Cash
The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 10.
Segment Reporting
The Company operates as a single reportable segment under ASC 280-10-50, Disclosures about Segments of an Enterprise and Related Information.
Reclassifications
Certain amounts previously reflected in the prior year statement of cash flows have been reclassified to conform to the Company’s 2013 presentation. Operating activities on the statement of cash flows included amounts under contract loss accruals, which are now reported within accounts payable and accrued liabilities. This reclassification had no effect on the previously reported total cash flows from operating activities.
Note 2 – Inventory
Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.
Real estate inventory, which consists of residential properties, is carried at the lower of cost or estimated fair value. In accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment on its real estate inventory for either of the three or six month periods ended June 30, 2013 or 2012.
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
As of June 30, 2013, the Company held seven land properties purchased for future residential development. These properties were recorded at their carrying value of $893,000, as land within the non-current assets section of our balance sheet. This compared to eight land properties recorded at their carrying value of $1.0 million as of December 31, 2012. The Company did not record an impairment to its land carrying value for either of the three or six month periods ended June 30, 2013 or 2012.

Note 4 – Notes Payable
The following table presents the balances of our notes payable as of the dates as indicated:

		June 30,	December 31,
	Maturity Date	2013	2012
Working Capital Loan	January 16, 2014	$—	$—
$6.94 Million Equipment Loan	February 22, 2016	4,296,139	4,931,781
$1.50 Million Equipment Loan	October 17, 2016	1,272,000	1,443,000
$4.25 Million Equipment Loan	September 19, 2016	3,858,000	4,250,000
$7.90 Million Installment Sale Contract	July 17, 2016	6,187,941	7,130,895
$1.50 Million Equipment Loan (2013)	April 22, 2017	1,448,000	—
$5.0 Million Equipment Loan	April 22, 2018	5,000,000	—
Total notes payable		22,062,080	17,755,676
Current portion of notes payable		(5,487,227)	(4,219,720)
Notes payable, less current portion		$16,574,853	$13,535,956
As of June 30, 2013, the Company had a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company (“BB&T”) providing for a revolving line of credit loan for a maximum principal amount of $5.0 million, to be used as a “Working Capital Loan.” The obligations of the Company pursuant to the Working Capital Loan included the grant of a security interest by Southeast Power Corporation (“Southeast Power”) in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest is payable monthly at an annual rate equal to one month LIBOR rate plus two and one-half percent, (2.75% as of June 30, 2013 and December 31, 2012), which will be adjusted monthly and subject to a maximum rate of 24.00% and which is due and payable on January 16, 2014. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.31:1.00 as of June 30, 2013. There were no borrowings outstanding under the Working Capital Loan as of June 30, 2013.
As of June 30, 2013, the Company’s wholly owned subsidiary, Southeast Power, and BB&T, were parties to a $6.94 million loan agreement and related ancillary agreements (the “$6.94 Million Equipment Loan”). The obligations of Southeast Power pursuant to the $6.94 Million Equipment Loan Agreement and the Promissory Note are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property of Southeast Power as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles; and (iii) all proceeds (cash and non-cash) and products of the foregoing. The $6.94 Million Equipment Loan will mature, and all amounts will be due and payable to BB&T in full on February 22, 2016. The Company must make monthly payments of principal and interest to BB&T in equal monthly payments of $82,619 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22, 2016. The $6.94 Million Equipment Loan Agreement bears interest at a rate per annum equal to one month LIBOR rate plus two and one-half percent (2.75% as of June 30, 2013 and December 31, 2012), which is adjusted monthly and subject to a maximum rate of 24.00%. Borrowings outstanding under the $6.94 Million Equipment Loan were $4.3 million and $4.9 million as of June 30, 2013 and December 31, 2012, respectively.
As of June 30, 2013, Southeast Power and BB&T were parties to a $1.50 million loan agreement (the “$1.50 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $1.50 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all currently owned and hereafter acquired and wherever located personal property of Southeast Power as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The $1.50 Million Equipment Loan will bear interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.31:1.00, as of June 30, 2013, and interest was 2.75% as of both June 30, 2013 and December 31, 2012. Borrowings outstanding under the $1.50 Million

Equipment Loan were $1.3 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively. All amounts will be due and payable to BB&T in full on October 17, 2016.
As of June 30, 2013, Southeast Power and BB&T were parties to a $4.25 million loan agreement (the “$4.25 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $4.25 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all currently owned and hereafter acquired and wherever located personal property of Southeast Power as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The $4.25 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.31:1.00, as of June 30, 2013, and interest was 2.75% as of both June 30, 2013 and December 31, 2012. Borrowings outstanding under the $4.25 Million Equipment Loan were $3.9 million and $4.3 million as of June 30, 2013 and December 31, 2012, respectively. All amounts will be due and payable to BB&T in full on September 19, 2016.
As of June 30, 2013, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), were parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.90 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.90 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. BB&T and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.90 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. Borrowings outstanding under the $7.90 Million Installment Sale Contract were $6.2 million and $7.1 million as of June 30, 2013 and December 31, 2012, respectively. The $7.90 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.
As of June 30, 2013, Southeast Power and BB&T were parties to a $1.5 million loan agreement (the “$1.50 Million Equipment Loan (2013)”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $1.50 Million Equipment Loan (2013) agreement and the promissory note, are secured by the grant of a continuing security interest in the following now owned and hereafter acquired and wherever located personal property of Southeast Power: (i) machinery and equipment, including all accessions thereto, and all manufacturers' warranties, parts and tools therefore; (ii) all vehicles; and (iii) to the extent not listed in (i) and (ii) all proceeds (cash and non-cash) and products of the foregoing. The $1.50 Million Equipment Loan (2013), bears interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.31:1.00, and interest was 2.69% as of June 30, 2013. Borrowings outstanding under the $1.50 Million Equipment Loan (2013) were $1.4 million as of June 30, 2013. All amounts will be due and payable to BB&T in full on April 22, 2017.
As of June 30, 2013, Southeast Power and BB&T were parties to a $5.0 million loan agreement (the “$5.0 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $5.0 Million Equipment Loan agreement and the promissory note, are secured by the grant of a continuing security interest in the following now owned and hereafter acquired and wherever located personal property of Southeast Power: (i) machinery and equipment, including all accessions thereto, and all manufacturers' warranties, parts and tools therefore; (ii) all vehicles; and (iii) to the extent not listed in (i) and (ii) all proceeds (cash and non-cash) and products of the foregoing. The $5.0 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.31:1.00, and interest was 2.69% as of June 30, 2013. Borrowings outstanding under the $5.0 Million Equipment Loan were $5.0 million as of June 30, 2013. All amounts will be due and payable to BB&T in full on April 22, 2018.
As of June 30, 2013, the Company, Southeast Power, and the Company's wholly owned subsidiaries Bayswater Development Corporation (“Bayswater”), and Pineapple House of Brevard, Inc. (“Pineapple House”), were parties to a Master Loan Agreement (the “Master Loan Agreement”) with BB&T. The Master Loan Agreement replaced all previous BB&T loan agreements and eliminates the need to restate a loan agreement each time a new note is executed or an existing loan is renewed.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, entering into a merger or consolidation. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank.
Note 5 – Discontinued Operations
Commitments and Contingencies Related to Discontinued Operations
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended all such activities in December 2002.
In June 2013, the Company received an inquiry from the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). The Company has commenced investigating the historic operations that occurred, as well as the nature and scope of environmental conditions at the Site.
The preliminary information indicates that the Company owned the Site from 1948 to 1962, and sold the Site over fifty (50) years ago. A preliminary examination of the Site by the Company and the EPA, indicates that the Site includes a stable tailings impoundment that was not previously reclaimed. A preliminary analysis was completed by the Company's environmental engineering consultants. Based on their findings, the Company anticipates that while the tailings impoundment has remained stable since operations ceased at the Site, it will likely be necessary to reclaim and cover the tailings impoundment with clean material.
Although the Company and the EPA have not yet determined the precise response action required, or the timing of such action, the Company has reasonably estimated the amounts related to the probable action in accordance with ASC Topic 450-20, Loss Contingencies, and has established a contingency provision within Discontinued Operations of $1.2 million as of June 30, 2013, for this matter. The EPA has not provided additional information or response regarding the preliminary examination it performed with the Company. Accordingly, none of the following elements have been specifically determined and cannot be reasonably determined by the Company as of June 30, 2013: the response action required, the date or range of dates to perform such response action, or the method of compliance with such response action to be required of the Company. The estimated contingency provision accrued by the Company of $1.2 million represents the estimated costs of the probable response action, as provided by the Company's environmental engineering consultants, as well as the anticipated legal and professional fees related to the response action. The total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.
As of June 30, 2013, the Company incurred actual investigation and professional service costs of $41,000 (accrued as a current liability within the Accrued remediation costs). The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount.
The Company believes that the costs of this response action may be covered, in whole or in part, by insurance. The Company has advised the same insurers who paid a significant portion of the costs in connection with an EPA action in 2003, involving the Anderson-Calhoun Mine, which provided the ore milled at the Site. On August 2, 2013, the Company's counsel received a verbal response from one of the insurers, indicating that the Company could expect a coverage determination within thirty (30) days. As of August 5, 2013, the Company has not received any response to its claim from the second insurer. In either event, the Company cannot determine a reasonable estimate, or even a range of an estimate, or the probability of the insurance recoveries, if any, or if such recoveries will be paid by the insurers.
The following table presents the liabilities of discontinued operations, which have been reflected in the accompanying consolidated balance sheets under the caption Accrued remediation costs, for the dates as indicated:

	June 30,	December 31,
	2013	2012
Accrued remediation costs current	$300,000	$—
Accrued remediation costs non-current	900,000	—
Total liabilities of discontinued operations	$1,200,000	$—

The following table presents the unaudited operating results of the discontinued operations for the three and six month periods ended June 30 as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Provision for remediation costs	$(1,200,000)	$—	$(1,200,000)	$—

Loss from discontinued operations before income taxes	(1,200,000)	—	(1,200,000)	—
Income taxes (benefit)	(451,560)	—	(451,560)	—
Loss from discontinued operations, net of tax	$(748,440)	$—	$(748,440)	$—
The Company's effective tax benefit rate related to discontinued operations for both the three and six month periods ended June 30, 2013, was (37.6)%. The effective tax benefit rates differ from the statutory rate of 34% primarily due to state income taxes. There were no discontinued operations for either of the three or six month periods ended June 30, 2012.
Note 6 – Commitments and Contingencies
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2013, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $133.0 million.
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
As of June 30, 2013 and 2012, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of treasury stock for each of the three and six month periods ended June 30, 2013 and 2012.
Note 8 – Income Taxes
As of June 30, 2013, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $131,000, available to reduce future federal income taxes over an indefinite period. In addition, there were $1.2 million of accrued remediation costs to be recognized in the future, of which $100,000 is expected to be paid in 2013, and retainage payables of $574,000, which will be recognized throughout 2013 when paid to our subcontractors. The current deferred tax asset decreased to $753,000 as of June 30, 2013 from $773,000 as of December 31, 2012. The non-current deferred tax liability increased to $4.7 million as of June 30, 2013 from $4.0 million as of December 31, 2012 due to additional tax depreciation in excess of book depreciation.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2013 is approximately $3.0 million.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the three and six month periods ended June 30, as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income tax provision	$54,589	$1,517,379	$1,099,700	$1,568,611
Effective income tax rate	56.4%	38.3%	37.4%	23.6%
The Company's expected tax rate for the year ending December 31, 2013, which was calculated based on the estimated annual operating results for the year, is 37.4%. The expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
The effective tax rates for the three and six months ended June 30, 2013 were 56.4% and 37.4%, respectively. The effective tax rate for the three months ended June 30, 2013 differs from the expected tax rate primarily due to the change in the estimated annual operating results for the year, which slightly increased the expected tax rate for the year due to the decrease of permanent differences, which are derived from the estimated annual operating results for the year. This rate change, when applied to the minimal amount of quarterly income, creates a large percentage effect on the quarterly tax rate. The effective tax rate for the six months ended June 30, 2013 reflects the annual expected tax rate.
The effective tax rates for the three and six months ended June 30, 2012 were 38.3% and 23.6%, respectively. The effective tax rate for the three months ended June 30, 2012 of 38.3% differs from the 2012 expected tax rate of 26.9% due to the timing of the reversal of the deferred tax valuation allowance. The effective tax rate for the six months ended June 30, 2012 of 23.6% differs from the 2012 expected tax rate of 26.9% due to the adjustment for year to date deferred taxes associated with the reversal of the valuation allowance for deferred tax assets.
The Company has gross unrecognized tax benefits of $9,000 as of both June 30, 2013 and December 31, 2012. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts reserved.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 9 – Customer Concentration
A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended June 30, 2013 and 2012, the three largest customers accounted for 61% and 60%, respectively, of the Company's total revenue. For the six months ended June 30, 2013 and 2012, the three largest customers accounted for 60% and 57%, respectively, of the Company’s total revenue.
Note 10 - Restricted Cash
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
Overview
We are a provider of electrical construction services throughout much of the United States. For the six months ended June 30, 2013, our total consolidated revenue was $43.1 million.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the year ended December 31, 2012 and the six months ended June 30, 2013, three of our customers accounted for approximately 62% and 60% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
Historically, we have reported real estate development activities as a separate segment. In recent years, our real estate activities reduced to a point that they are no longer significant for reporting purposes and, accordingly, results of our ongoing real estate operations are included in the income statement under the caption “Other.” Revenue from real estate development included under the caption “Other” was $446,000 and $639,000 for the six months ended June 30, 2013 and 2012, respectively, representing approximately 1% and 2%, respectively, of our total revenue for such periods.
We completed our last condominium project during 2007 and we have sold all of the condominium units as of September 30, 2012. No new condominium projects are presently planned and we do not hold any units for sale. Our only current real estate construction activity is the construction of a limited number of single family and townhome residential projects in Brevard County, Florida.

Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, the adequacy of our accrued remediation costs and deferred tax assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosure with the Audit Committee of the Board of Directors.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of June 30, 2013 and December 31, 2012, were minimal. The accrued contract losses for 2013 and 2012 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002.
In June 2013, we received an inquiry from the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). We have commenced investigating the historic operations that occurred, as well as the nature and scope of environmental conditions at the Site.
The preliminary information indicates that we owned the Site from 1948 to 1962, and sold the Site over fifty (50) years ago. A preliminary examination of the Site by us and the EPA, indicates that the Site includes a stable tailings impoundment that was not previously reclaimed. A preliminary analysis was completed by our environmental engineering consultants. Based on their findings, we anticipate that while the tailings impoundment has remained stable since operations ceased at the Site, it will likely be necessary to reclaim and cover the tailings impoundment with clean material.
The precise response action required, or the timing of such action, has not yet been determined by us or the EPA. However, we have reasonably estimated the amounts related to the probable action in accordance with ASC Topic 450-20, Loss Contingencies, and have established a contingency provision within Discontinued Operations of $1.2 million as of June 30, 2013, for this matter. The EPA has not provided additional information or response regarding the preliminary examination. Accordingly, none of the following elements have been specifically determined and cannot be reasonably determined by us as of June 30, 2013: the response action required, the date or range of dates to perform such response action, or the method of compliance with such response action to be required of the Company. The accrued estimated contingency provision of $1.2 million represents the estimated costs of the probable response action, as provided by our environmental engineering consultants, as well as the anticipated legal and professional fees related to the response action. The total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.

We believe that the costs of this response action may be covered, in whole or in part, by insurance. We have advised the same insurers who paid a significant portion of the costs in connection with an EPA action in 2003, involving the Anderson-Calhoun Mine. On August 2, 2013, our legal counsel received a verbal response from one of the insurers, indicating that we could expect a coverage determination within thirty (30) days. As of August 5, 2013, we have not received any response to its claim from the second insurer. In either event, we cannot determine a reasonable estimate, or even a range of an estimate, or the probability of the insurance recoveries, if any, or if such recoveries will be paid by the insurers.
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
As of June 30, 2013, our deferred tax assets were largely comprised of alternative minimum tax (“AMT”) credit carryforwards, accrued remediation costs and retainage payables. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2013 is approximately $3.0 million.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The table below presents our operating income for the six months ended June 30, 2013 and 2012:

	2013	2012
Revenue
Electrical construction	$42,646,626	$35,584,993
Other	446,024	639,300
Total revenue	43,092,650	36,224,293
Costs and expenses
Electrical construction	35,294,933	25,910,605
Other	359,366	398,523
Selling, general and administrative	1,871,029	1,764,720
Depreciation	2,411,873	1,619,441
Gain on sale of property and equipment	(27,455)	(197,259)
Total costs and expenses	39,909,746	29,496,030
Total operating income	$3,182,904	$6,728,263
Operating income equals total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the six months ended June 30, 2013, increased to $43.1 million, an increase of $6.9 million, compared to $36.2 million for the six months ended June 30, 2012, due to an increase in demand for our electrical construction services, primarily our transmission work, which represents approximately 94.3% of the total increase in electrical construction revenue. Although transmission project revenue includes several large projects throughout the Carolinas, Florida and Texas, the increase in revenue primarily occurred in Texas as a result of the South Texas Electric Cooperative (“STEC”) project.
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
Backlog decreased to approximately $27.1 million as of June 30, 2013, from $60.7 million as of June 30, 2012. The decrease in backlog for the six months ended June 30, 2013, when compared to the same period in 2012, is mainly attributable to the decrease in backlog related to the STEC project. The fixed price contract backlog as of June 30, 2013 included a balance of $7.6 million relating to the STEC contract awarded to Southeast Power in February 2012, compared to the June 30, 2012 fixed price contract backlog which included $46.3 million from the STEC contract.
As a result of Southeast Power's expansion during 2011 of its geographical footprint into Texas and establishment of permanent facilities there, Southeast Power was selected as prime contractor by STEC to build a 110 mile long 345kV transmission line, as part of a Competitive Renewable Energy Zones (“CREZ”) wind generation projects.
The June 30, 2013 electrical construction operational backlog of approximately $27.1 million included approximately $24.5 million from fixed price contracts, for which revenue is recognized using percentage-of-completion, and approximately $2.5 million from service agreement contracts, for which revenue is recognized as work is performed. Of our total backlog, we expect approximately 81.1% to be completed during 2013. The June 30, 2012 backlog of $60.7 million included approximately $53.4 million from fixed price contracts and approximately $7.3 million from service agreements.

Operating Results
Total operating income decreased by $3.5 million to $3.2 million for the six months ended June 30, 2013, from $6.7 million in 2012. Electrical construction operations operating income decreased by $3.3 million to $4.8 million for the six months ended June 30, 2013, from $8.1 million for the six months ended June 30, 2012. Operating margins on electrical construction operations decreased to 11.3% for the six months ended June 30, 2013, from 22.8% for the six months ended June 30, 2012. Substantially all of this decrease was the result of a strategic business decision to incur significant additional subcontractor and equipment costs in order to complete the STEC project by the contracted completion date of August 30, 2013. These additional costs contributed approximately $3.7 million of the total decrease in operating income. These costs largely represented additional manpower and equipment necessary to make up for project delays due to unanticipated adverse weather conditions, experienced mainly during the second quarter of 2013. As a result of these additional efforts, the project is expected to be energized and virtually completed by the August 30, 2013 deadline.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $10.4 million to $39.9 million for the six months ended June 30, 2013, from $29.5 million for the six months ended June 30, 2012.
Electrical construction operations cost of goods sold increased by $9.4 million to $35.3 million for the six months ended June 30, 2013, from $25.9 million for the six months ended June 30, 2012. This increase in costs is primarily attributable to approximately $2.7 million in additional subcontractor and equipment costs incurred on the STEC project during the three months ended June 30, 2013, as a result of management's strategic business decision to incur increased costs to complete the project by the completion date.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2013 and 2012:

	2013	2012
Electrical construction operations	$159,263	$164,718
Other	213,989	190,866
Corporate	1,497,777	1,409,136
Total	$1,871,029	$1,764,720
SG&A expenses increased 6.0% to $1.9 million for the six months ended June 30, 2013, from $1.8 million for the six months ended June 30, 2012. The increase in SG&A expenses was mainly attributable to increases in professional services within corporate during the six months ended June 30, 2013, when compared to the same period in 2012. As a percentage of revenue, SG&A expenses decreased to 4.3% for 2013, from 4.9% in 2012, due primarily to the aforementioned increase in revenue during the six months ended June 30, 2013, when compared to the same period in 2012.
The following table sets forth depreciation expense for the six months ended June 30, 2013 and 2012:

	2013	2012
Electrical construction operations	$2,392,290	$1,600,206
Other	5,665	1,911
Corporate	13,918	17,324
Total	$2,411,873	$1,619,441
Depreciation expense increased to $2.4 million for the six months ended June 30, 2013, from $1.6 million for the six months ended June 30, 2012, an increase of 48.9%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion.

Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30, 2013 and 2012:

	2013	2012
Income tax provision	$1,099,700	$1,568,611
Effective income tax rate	37.4%	23.6%
Our expected tax rate for the year ending December 31, 2013, which was calculated based on the estimated annual operating results for the year, is 37.4%. The expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective tax rate for the six months ended June 30, 2013, was 37.4% and reflects the annual expected tax rate. Our effective tax rate for the six months ended June 30, 2012, was 23.6% and differs from the 2012 expected tax rate of 26.9% due to the adjustment for year to date deferred taxes associated with the reversal of the valuation allowance for deferred tax assets.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002.
In June 2013, we received an inquiry from the EPA with respect to a previously owned mining property. We have commenced investigating the historic operations that occurred, as well as the nature and scope of environmental conditions at the Site. Please refer to the discussion in note 5 to the consolidated financial statements for more information regarding the Site and our discontinued operations.
The following table presents our results of discontinued operations for the six months ended June 30, 2013 and 2012:

	2013	2012
Provision for remediation costs	$(1,200,000)	$—

Loss from discontinued operations before income taxes	(1,200,000)	—
Income taxes (benefit)	(451,560)	—
Loss from discontinued operations, net of tax	$(748,440)	$—
Our effective tax benefit rate related to discontinued operations for the six months ended June 30, 2013 was (37.6)%. The effective tax benefit rate differs from the statutory rate for the six months ended June 30, 2013, primarily due to the state income taxes. There were no discontinued operations for the six months ended June 30, 2012.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The table below presents our operating income for the three months ended June 30, 2013 and 2012:

	2013	2012
Revenue
Electrical construction	$20,122,325	$18,475,053
Other	444,262	5,700
Total revenue	20,566,587	18,480,753
Costs and expenses
Electrical construction	17,743,041	12,986,120
Other	357,604	5,415
Selling, general and administrative	993,264	849,195
Depreciation	1,267,303	833,185
Gain on sale of property and equipment	(24,955)	(186,694)
Total costs and expenses	20,336,257	14,487,221
Total operating income	$230,330	$3,993,532
Operating income equals total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended June 30, 2013, increased to $20.6 million, an increase of $2.1 million, or 11.3% compared to $18.5 million for the three months ended June 30, 2012, due to an increase in demand for our electrical construction services, primarily our transmission work.
Operating Results
Total operating income decreased by $3.8 million to $230,000 for the three months ended June 30, 2013, from $4.0 million in 2012. Electrical construction operations operating income decreased by $3.7 million to $1.0 million for the three months ended June 30, 2013, from $4.8 million for the three months ended June 30, 2012. Operating margins on electrical construction operations decreased to 5.1% for the three months ended June 30, 2013, from 25.8% for the three months ended June 30, 2012. This decrease resulted almost entirely from the strategic business decision to incur significant additional subcontractor and equipment costs to assure completion of the STEC project by the contracted completion date of August 30, 2013. These costs contributed approximately $3.7 million of the total decrease in operating income. These costs largely represented additional manpower and equipment necessary to make up for project delays due to unanticipated adverse weather conditions, experienced mainly during the second quarter of 2013.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $5.8 million to $20.3 million for the three months ended June 30, 2013, from $14.5 million for the three months ended June 30, 2012.
Electrical construction operations cost of goods sold increased by $4.8 million to $17.7 million for the three months ended June 30, 2013, from $13.0 million for the three months ended June 30, 2012. This increase in costs is primarily attributable to approximately $2.7 million in additional subcontractor and equipment costs incurred on the STEC project during the three months ended June 30, 2013, as a result of management's strategic business decision to incur increased costs to complete the project by the completion date.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2013 and 2012:

	2013	2012
Electrical construction operations	$122,522	$90,061
Other	130,432	75,064
Corporate	740,310	684,070
Total	$993,264	$849,195

SG&A expenses increased 17.0% to $1.0 million for the three months ended June 30, 2013, from $849,000 for the three months ended June 30, 2012. The increase in SG&A expenses was mainly attributable to increases in professional services within corporate, during the three months ended June 30, 2013, when compared to the same period in 2012. As a percentage of revenue, SG&A expenses increased to 4.8% for the three months ended June 30, 2013, from 4.6% in 2012, resulting from the aforementioned increase in SG&A expenses in the current quarter when compared to the same period in 2012.
The following table sets forth depreciation expense for the three months ended June 30, 2013 and 2012:

	2013	2012
Electrical construction operations	$1,257,866	$823,004
Other	2,808	1,335
Corporate	6,629	8,846
Total	$1,267,303	$833,185
Depreciation expense increased to $1.3 million for the three months ended June 30, 2013, from $833,000 for the three months ended June 30, 2012, an increase of 52.1%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30, 2013 and 2012:

	2013	2012
Income tax provision	$54,589	$1,517,379
Effective income tax rate	56.4%	38.3%
Our expected tax rate for the year ending December 31, 2013, which was calculated based on the estimated annual operating results for the year, is 37.4%. The expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective tax rate for the three months ended June 30, 2013, was 56.4% and differs from the expected tax rate primarily due to the change in the estimated annual operating results for the year, which slightly increased the expected tax rate for the year due to the decrease of permanent differences, which are derived from the estimated annual operating results for the year. Our effective tax rate for the three months ended June 30, 2012, was 38.3% and differs from the 2012 expected tax rate of 26.9% primarily due to the timing of the reversal of the deferred tax valuation allowance.
Discontinued Operations
Please refer to the discussion in note 5 to the consolidated financial statements for more information regarding the Site and our discontinued operations.
The following table presents our results of discontinued operations for the three months ended June 30, 2013:

	2013	2012
Provision for remediation costs	$(1,200,000)	$—

Loss from discontinued operations before income taxes	(1,200,000)	—
Income taxes (benefit)	(451,560)	—
Loss from discontinued operations, net of tax	$(748,440)	$—
Our effective tax benefit rate related to discontinued operations for the three months ended June 30, 2013 was (37.6)%. The effective tax benefit rate differs from the statutory rate for the three months ended June 30, 2013 primarily due to the state income taxes. There were no discontinued operations for the three months ended June 30, 2012.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of June 30, 2013, we had cash and cash equivalents of $11.1 million and working capital of $17.6 million, as compared to cash and cash equivalents of $7.8 million, and working capital of $18.8 million as of December 31, 2012. In addition, we had $5.0 million in an unused revolving line of credit as of June 30, 2013. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the six months ended June 30, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$7,830,693	$4,384,302
Net cash used in investing activities	(8,876,977)	(4,064,821)
Net cash provided by financing activities	4,306,404	545,486
Net increase in cash and cash equivalents	$3,260,120	$864,967
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $7.8 million for the six months ended June 30, 2013, compared to cash provided by operating activities of $4.4 million for 2012. The increase in cash flows from operating activities is primarily due to the changes in our “accounts receivable and accrued billings” and the changes in the item “costs and estimated earnings in excess of billings on uncompleted contracts” during the current year. The changes reflected in the accounts receivable and accrued billings changed from $(683,000) for the six months ended June 30, 2012 to $1.0 million for the six months ended June 30, 2013. The changes reflected in the item “costs and estimated earnings in excess of billings on uncompleted contracts” changed from $(2.4 million) for the six months ended June 30, 2012 to $2.1 million for the six months ended June 30, 2013. These increases in the changes to cash provided by operating activities were offset by the changes in accounts payable and accrued liabilities. The changes reflected in the item “accounts payable and accrued liabilities” changed from $2.0 million for the six months ended June 30, 2012 to $37,000 for the six months ended June 30, 2013, primarily due to the status of our accounts payable during the current period. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended June 30, 2013 and 2012, our DSO for accounts receivable were 55 and 50, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 24 and 17, respectively. The increase in our DSO for accounts receivable was mainly due to the retainage balance associated with the STEC project. The increase in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to an increase in costs incurred on uncompleted contracts, primarily due to costs commensurate with larger contracts. As of August 12, 2013, we have received approximately 93.3% of our June 30, 2013 outstanding trade accounts receivable and have billed 76.4% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments increased to $1.7 million for the six months ended June 30, 2013, from $165,000 for the six months ended June 30, 2012. Taxes paid for the six months ended June 30, 2013, included approximately $1.0 million for the 2012 tax liability and $728,000 for the estimated 2013 income tax liability, compared to taxes paid for the same six month period in 2012, which included $165,000 in payments for the estimated 2012 income tax liability.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2013, was $8.9 million, compared to cash used of $4.1 million for 2012. The increase in cash used in our investing activities for the six months ended June 30, 2013, when compared to 2012, is primarily due to the increase in capital expenditures during the current year period. These capital expenditures are mainly attributable to purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as, expansion efforts. Our capital budget for 2013 is expected to total approximately $11.0 million, the majority of which is for upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2013, was $4.3 million, compared to cash provided by financing activities of $545,000 for the six months ended June 30, 2012. Our financing activities for the current year consisted mainly of net borrowings on our equipment loans totaling $6.4 million and borrowings on our Working Capital Loan of $2.0 million, offset by repayments on our installment loan of $943,000, on our equipment loans totaling $1.2 million, and on our Working Capital Loan of $2.0 million. Our financing activities for the six months ended June 30, 2012, consisted mainly of borrowings on our Working Capital Loan of $2.1 million, and borrowings on our equipment loan totaling $211,000, offset by repayments on our Working Capital Loan of $1.1 million and on our equipment loan totaling $666,000. See note 4 to the consolidated financial statements for more information regarding these loans.
We have paid no cash dividends on our common stock since 1933, and it is not expected that we will pay any cash dividends on our common stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are a minimum tangible net worth, an outside debt limitation, and a maximum debt to tangible net worth ratio. We must maintain a tangible net worth of at least $18.0 million, no more than $500,000 in outside debt (with certain exceptions), and a maximum debt to tangible net worth ratio of no greater than 2.25:1.00. We were in compliance with all of our covenants as of June 30, 2013.
The following are computations of these most restrictive financial covenants:

		Actual as of
	Covenant	June 30, 2013
Tangible net worth minimum	$18,000,000	$28,382,690
Outside debt not to exceed	500,000	—
Maximum debt/worth ratio not to exceed	2.25:1.00	1.31:1.00
Forecast
We anticipate our cash on hand and cash flows from operations and credit facilities, will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures, for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to: a decline in demand for electrical construction services, general economic conditions, heightened competition, availability of construction materials, increased interest rates, and adverse weather conditions.
The transmission projects associated with CREZ are typically much larger and of greater duration than those usually undertaken by Southeast Power. These projects require greater resources (including equipment, bank lines of credit, bonding and personnel) than encountered in our typical projects. The Company believes that it will have available adequate resources to complete any work it undertakes.
Inflation
As a result of relatively low levels of inflation experienced during the six months ended June 30, 2013 and 2012, inflation did not have a significant effect on our results.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based upon that evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013, at the reasonable assurance level.
Changes in Internal Control
No changes in our internal control over financial reporting occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable assurance, not absolute assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that the design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The following supplements the discussion set forth under Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended all such activities in December 2002. In June 2013, the Company received an inquiry from the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site (the “Site”) located in Stevens County, Washington. The Company has commenced investigating the historic operations that occurred, as well as the nature and scope of environmental conditions at the Site.
For more detailed information regarding this Item related to this inquiry and the Company's current response, please see the discussion set forth in note 5 to the consolidated financial statements in this form 10-Q.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors' approval was announced. As last amended by the Board of Directors on September 13, 2012, the stock repurchase plan permits the purchase of up to 3,500,000 shares until September 30, 2013. The Company did not purchase any of its Common Stock during the six months ended June 30, 2013. As of June 30, 2013, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, the Company has repurchased 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

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

Dated: August 13, 2013		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Office (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)