Form 10-Q
period 2013-09-30
GOLDFIELD CORP
filed 2013-11-12
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2013 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$9,332,522	$7,845,943
Accounts receivable and accrued billings	13,439,389	13,288,812
Current portion of notes receivable	53,379	46,919
Construction inventory	—	108,974
Real estate inventory	395,062	351,634
Costs and estimated earnings in excess of billings on uncompleted contracts	5,392,282	7,411,544
Deferred income taxes	474,050	773,307
Income taxes receivable	949,474	—
Residential properties under construction	1,217,179	215,648
Prepaid expenses	764,388	974,278
Other current assets	21,013	37,844
Total current assets	32,038,738	31,054,903
Property, buildings and equipment, at cost, net of accumulated depreciation of $25,826,554 in 2013 and $23,152,625 in 2012	30,950,456	23,817,328
Notes receivable, less current portion	115,710	151,861
Deferred charges and other assets
Land and land development costs	1,539,924	1,027,957
Cash surrender value of life insurance	540,563	617,090
Restricted cash	480,943	418,307
Other assets	24,825	31,081
Total deferred charges and other assets	2,586,255	2,094,435
Total assets	$65,691,159	$57,118,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,745,038	$6,637,932
Billings in excess of costs and estimated earnings on uncompleted contracts	1,074,753	374,052
Current portion of notes payable	5,894,888	4,219,720
Income taxes payable	—	1,001,062
Accrued remediation costs	228,682	—
Total current liabilities	14,943,361	12,232,766
Deferred income taxes	5,155,933	4,045,820
Other accrued liabilities	20,939	10,556
Notes payable, less current portion	15,006,579	13,535,956
Accrued remediation costs	900,000	—
Total liabilities	36,026,812	29,825,098
Commitments and contingencies (notes 5 and 6)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	9,709,474	7,338,556
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	29,664,347	27,293,429
Total liabilities and stockholders’ equity	$65,691,159	$57,118,527

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Electrical construction	$23,308,530	$19,127,906	$65,955,156	$54,712,899
Other	1,762	550,510	447,786	1,189,810
Total revenue	23,310,292	19,678,416	66,402,942	55,902,709
Costs and expenses
Electrical construction	18,590,749	13,474,473	53,885,682	39,385,078
Other	1,762	381,956	361,128	780,479
Selling, general and administrative	1,075,834	858,009	2,946,863	2,622,729
Depreciation	1,281,946	953,604	3,693,818	2,573,045
Loss (gain) on sale of property and equipment	27,888	42,757	433	(154,502)
Total costs and expenses	20,978,179	15,710,799	60,887,924	45,206,829
Total operating income	2,332,113	3,967,617	5,515,018	10,695,880
Other income (expenses), net
Interest income	6,238	5,974	17,506	17,300
Interest expense	(159,065)	(106,513)	(444,398)	(207,515)
Other income, net	57,479	605	86,040	21,157
Total other expenses, net	(95,348)	(99,934)	(340,852)	(169,058)
Income from continuing operations before income taxes	2,236,765	3,867,683	5,174,166	10,526,822
Income tax provision	955,108	1,253,117	2,054,808	2,821,728
Income from continuing operations	1,281,657	2,614,566	3,119,358	7,705,094
Loss from discontinued operations, net of tax benefit of $451,560 in 2013	—	—	(748,440)	—
Net income	$1,281,657	$2,614,566	$2,370,918	$7,705,094

Net income per share of common stock — basic and diluted
Continuing operations	$0.05	$0.10	$0.12	$0.30
Discontinued operations	—	—	(0.03)	—
Net income	$0.05	$0.10	$0.09	$0.30
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$2,370,918	$7,705,094
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,693,818	2,573,045
Deferred income taxes	1,409,370	2,302,016
Loss (gain) on sale of property and equipment	433	(154,502)
Loss on cash surrender value of life insurance	5,776	6,994
Other expenses	—	1,500
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(150,577)	155,682
Construction inventory	108,974	(141,019)
Real estate inventory	(43,428)	346,829
Costs and estimated earnings in excess of billings on uncompleted contracts	2,019,262	(4,628,384)
Residential properties under construction	(1,001,531)	(23,424)
Income taxes receivable	(949,474)	137
Prepaid expenses and other assets	232,977	(2,105,547)
Land and land development costs	(511,967)	(533,852)
Restricted cash	(62,636)	(124,971)
Accounts payable and accrued liabilities	367,431	4,189,936
Billings in excess of costs and estimated earnings on uncompleted contracts	700,701	(716,640)
Income taxes payable	(1,001,062)	211,619
Accrued remediation costs	1,128,682	—
Net cash provided by operating activities	8,317,667	9,064,513
Cash flows from investing activities
Proceeds from disposal of property and equipment	221,930	233,330
Proceeds from notes receivable	29,691	27,790
Purchases of property, buildings and equipment	(10,299,251)	(7,688,944)
Proceeds from life insurance	70,751	—
Net cash used in investing activities	(9,976,879)	(7,427,824)
Cash flows from financing activities
Proceeds from notes payable	8,500,000	8,061,364
Repayments on notes payable	(3,933,652)	(3,834,235)
Installment loan repayments	(1,420,557)	(308,061)
Net cash provided by financing activities	3,145,791	3,919,068
Net increase in cash and cash equivalents	1,486,579	5,555,757
Cash and cash equivalents at beginning of period	7,845,943	3,319,824
Cash and cash equivalents at end of period	$9,332,522	$8,875,581
Supplemental disclosure of cash flow information
Interest paid	$444,688	$197,808
Income taxes paid, net	$2,144,414	$307,956
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$750,058	$641,962
Equipment funded by installment loan	$—	$7,902,877

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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. Based on its review, as of September 30, 2013 and December 31, 2012, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results may differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, the adequacy of the accrued remediation costs, and the realizability of deferred tax assets.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The fair value of notes payable is considered by management to approximate carrying value due in part to the short term maturity of these borrowings. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by Branch Banking and Trust (the “Bank”) are variable market interest rates and are adjusted periodically. The Company has determined the fair value of its fixed rate long-term installment notes payable to be $5.6 million using an interest rate of 2.69% (Level 2 input), which is the Company's current interest rate on borrowings. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.
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
Real estate inventory, which consists of residential properties, is carried at the lower of cost or estimated fair value. In accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment on its real estate inventory for either of the three or nine month periods ended September 30, 2013 or 2012.
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
As of September 30, 2013, the Company held eight land properties purchased for future residential development. These properties were recorded at their carrying value of $1.5 million, as land within the non-current assets section of our balance sheet. This compared to eight land properties recorded at their carrying value of $1.0 million as of December 31, 2012. The Company did not record an impairment to its land carrying value for either of the three or nine month periods ended September 30, 2013 or 2012.

Note 4 – Notes Payable
The following table presents the balances of our notes payable as of the dates as indicated:

		September 30,	December 31,
	Maturity Date	2013	2012
Working Capital Loan	January 16, 2014	$—	$—
$6.94 Million Equipment Loan	February 22, 2016	3,940,629	4,931,781
$1.50 Million Equipment Loan	October 17, 2016	1,186,500	1,443,000
$4.25 Million Equipment Loan	September 19, 2016	3,564,000	4,250,000
$7.90 Million Installment Sale Contract	July 17, 2016	5,710,338	7,130,895
$1.50 Million Equipment Loan (2013)	April 22, 2017	1,500,000	—
$5.0 Million Equipment Loan	April 22, 2018	5,000,000	—
Total notes payable		20,901,467	17,755,676
Current portion of notes payable		(5,894,888)	(4,219,720)
Notes payable, less current portion		$15,006,579	$13,535,956
As of September 30, 2013, the Company had a loan agreement and a series of related ancillary agreements with Branch Banking and Trust Company ( the “Bank”) providing for a revolving line of credit loan for a maximum principal amount of $5.0 million, to be used as a “Working Capital Loan.” The obligations of the Company pursuant to the Working Capital Loan included the grant of a security interest by Southeast Power Corporation (“Southeast Power”) in all now owned and hereafter acquired and wherever located personal property as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles owned by Southeast Power; and (iii) all proceeds (cash and non-cash) and products of the foregoing. Interest is payable monthly at an annual rate equal to one month LIBOR plus two and one-half percent, (2.69% and 2.75% as of September 30, 2013 and December 31, 2012, respectively), which will be adjusted monthly and subject to a maximum rate of 24.00% and which is due and payable on January 16, 2014. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.21:1.00 as of September 30, 2013. As of September 30, 2013 and December 31, 2012, there were no borrowings outstanding under the Working Capital Loan.
As of September 30, 2013, the Company’s wholly owned subsidiary, Southeast Power, and the Bank, were parties to a $6.94 million loan agreement and related ancillary agreements (the “$6.94 Million Equipment Loan”). The obligations of Southeast Power pursuant to the $6.94 Million Equipment Loan Agreement and the Promissory Note are secured by the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property of Southeast Power as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles; and (iii) all proceeds (cash and non-cash) and products of the foregoing. The $6.94 Million Equipment Loan will mature, and all amounts will be due and payable to the Bank in full on February 22, 2016. Southeast Power must make monthly payments of principal and interest to the Bank in equal monthly payments of $82,619 plus accrued interest, with one final payment of all remaining principal and accrued interest due on February 22, 2016. The $6.94 Million Equipment Loan Agreement bears interest at a rate per annum equal to one month LIBOR plus two and one-half percent (2.69% and 2.75% as of September 30, 2013 and December 31, 2012, respectively), which is adjusted monthly and subject to a maximum rate of 24.00%. Borrowings outstanding under the $6.94 Million Equipment Loan were $3.9 million and $4.9 million as of September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013, Southeast Power and the Bank were parties to a $1.50 million loan agreement (the “$1.50 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $1.50 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all currently owned and hereafter acquired and wherever located personal property of Southeast Power as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The $1.50 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.21:1.00, as of September 30, 2013, and interest was 2.69% and 2.75% as of September 30, 2013 and December 31, 2012, respectively. Borrowings outstanding under the $1.50 Million Equipment Loan were $1.2 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively. All amounts will be due and payable to the Bank in full on October 17, 2016.
As of September 30, 2013, Southeast Power and the Bank were parties to a $4.25 million loan agreement (the “$4.25 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $4.25 Million Equipment Loan agreement and the Promissory Note, are secured by the grant of a continuing security interest in all currently owned and hereafter acquired and wherever located personal property of Southeast Power as follows: (i) machinery and equipment, including all accessions thereto, and all manufacturers’ warranties, parts and tools therefore; (ii) all vehicles; (iii) general intangibles, including all payment intangibles, copyrights, trademarks, patents, tradenames, tax refunds, company records (paper and electronic), rights under equipment leases, warranties, and software licenses; (iv) to the extent not listed above as original collateral, all proceeds (cash and non-cash) and products of the foregoing. The $4.25 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly and subject to a maximum rate of 24.00%. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.21:1.00, as of September 30, 2013, and interest was 2.69% and 2.75% as of September 30, 2013 and December 31, 2012, respectively. Borrowings outstanding under the $4.25 Million Equipment Loan were $3.6 million and $4.3 million as of September 30, 2013 and December 31, 2012, respectively. All amounts will be due and payable to the Bank in full on September 19, 2016.
As of September 30, 2013, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), were parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.90 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.90 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. The Bank and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.90 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. Borrowings outstanding under the $7.90 Million Installment Sale Contract were $5.7 million and $7.1 million as of September 30, 2013 and December 31, 2012, respectively. The $7.90 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.
As of September 30, 2013, Southeast Power and the Bank were parties to a $1.5 million loan agreement (the “$1.50 Million Equipment Loan (2013)”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $1.50 Million Equipment Loan (2013) agreement and the promissory note, are secured by the grant of a continuing security interest in all currently owned and hereafter acquired and wherever located personal property of Southeast Power: (i) machinery and equipment, including all accessions thereto, and all manufacturers' warranties, parts and tools therefore; (ii) all vehicles; and (iii) to the extent not listed in (i) and (ii) all proceeds (cash and non-cash) and products of the foregoing. The $1.50 Million Equipment Loan (2013), bears interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.21:1.00, and interest was 2.68% as of September 30, 2013. Borrowings outstanding under the $1.50 Million Equipment Loan (2013) were $1.5 million as of September 30, 2013. All amounts will be due and payable to the Bank in full on April 22, 2017.
As of September 30, 2013, Southeast Power and the Bank were parties to a $5.0 million loan agreement (the “$5.0 Million Equipment Loan”) and related ancillary agreements which provides financing for purchases of equipment and vehicles to be owned by Southeast Power. The obligations of Southeast Power, pursuant to the $5.0 Million Equipment Loan agreement and the promissory note, are secured by the grant of a continuing security interest in all currently owned and hereafter acquired and wherever located personal property of Southeast Power: (i) machinery and equipment, including all accessions thereto, and all manufacturers' warranties, parts and tools therefore; (ii) all vehicles; and (iii) to the extent not listed in (i) and (ii) all proceeds (cash and non-cash) and products of the foregoing. The $5.0 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR plus two and one-half percent, which will be adjusted monthly. In addition, the rate of interest added to the one month LIBOR will increase from 2.50% to 2.90% in the event that the Debt to Tangible Net Worth ratio exceeds 1.60:1.00. The Debt to Tangible Net Worth was 1.21:1.00, and interest was 2.68% as of September 30, 2013. Borrowings outstanding under the $5.0 Million Equipment Loan were $5.0 million as of September 30, 2013. All amounts will be due and payable to the Bank in full on April 22, 2018.
As of September 30, 2013, the Company, Southeast Power, and the Company's wholly owned subsidiaries Bayswater Development Corporation (“Bayswater”), and Pineapple House of Brevard, Inc. (“Pineapple House”), were parties to a Master Loan Agreement (the “Master Loan Agreement”) with the Bank. The Master Loan Agreement replaced all previous Bank loan agreements and eliminates the need to restate a loan agreement each time a new note is executed or an existing loan is renewed.

The Company’s debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, and maximum debt to tangible net worth ratio. Other loan covenants prohibit, among other things, incurring additional indebtedness, issuing loans to other entities in excess of a certain amount, and entering into a merger or consolidation. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank.
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
Although the Company and the EPA have not yet determined the precise response action required, or the timing of such action, the Company has reasonably estimated the amounts related to the probable action in accordance with ASC Topic 450-20, Loss Contingencies, and has established a contingency provision within Discontinued Operations of $1.2 million as of September 30, 2013, for this matter. The EPA has not provided additional information or response regarding the preliminary examination it performed with the Company. Accordingly, none of the following elements have been specifically determined by the Company as of September 30, 2013: the response action required, the date or range of dates to perform such response action, or the method of compliance with such response action to be required of the Company. The remaining balance of the estimated contingency provision accrued by the Company as of September 30, 2013 was $1.1 million and represents the estimated costs of the probable response action, as provided by the Company's environmental engineering consultants, as well as the anticipated legal and professional fees related to the response action. The total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs.
As of September 30, 2013, the Company incurred actual investigation and professional service costs of $71,000, most of which we anticipate will be reimbursed by the insurers. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount.
The Company believes that the costs of this response action may be covered, in whole or in part, by insurance. The Company has advised the same insurers who paid a significant portion of the costs in connection with an EPA action in 2003, involving the Anderson-Calhoun Mine, which provided the ore milled at the Site. The insurers have accepted the defense of the claims relating to the Site, subject to certain reservation of rights as to coverage. The insurers have jointly engaged new environmental defense counsel to defend the Company with respect to the Site. Currently the Company cannot determine a reasonable estimate, or even a range of an estimate, of the insurance recoveries, if any, or when such recoveries may be paid by the insurers.
The following table presents the liabilities of discontinued operations, which have been reflected in the accompanying consolidated balance sheets under the caption “accrued remediation costs,” for the dates as indicated:

	September 30,	December 31,
	2013	2012
Accrued remediation costs current	$228,682	$—
Accrued remediation costs non-current	900,000	—
Total liabilities of discontinued operations	$1,128,682	$—

The following table presents the unaudited operating results of the discontinued operations for the three and nine month periods ended September 30 as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Provision for remediation costs	$—	$—	$(1,200,000)	$—

Loss from discontinued operations before income taxes	—	—	(1,200,000)	—
Income tax benefit	—	—	451,560	—
Loss from discontinued operations, net of tax	$—	$—	$(748,440)	$—
The Company's effective tax rate related to discontinued operations for the nine months ended September 30, 2013 was (37.6)%. The effective tax rate differs from the federal statutory rate of 34% primarily due to state income taxes. There were no discontinued operations for the three months ended September 30, 2013, or for either of the three or nine month periods ended September 30, 2012.
Note 6 – Commitments and Contingencies
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2013, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $125.7 million.
Note 7 – Income Per Share of Common Stock
Basic income per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.
As of September 30, 2013 and 2012, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of treasury stock for each of the three and nine month periods ended September 30, 2013 and 2012.
Note 8 – Income Taxes
As of September 30, 2013, the Company had alternative minimum tax (“AMT”) credit carryforwards of approximately $71,000 available to reduce future federal income taxes over an indefinite period and $1.1 million of accrued remediation costs to be recognized in the future.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2013 is approximately $2.2 million.

The following table presents the provision for income tax and effective income tax rate from continuing operations for the three and nine month periods ended September 30 as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income tax provision	$955,108	$1,253,117	$2,054,808	$2,821,728
Effective income tax rate	42.7%	32.4%	39.7%	26.8%
The Company's expected tax rate, exclusive of discrete items, for the year ending December 31, 2013, which was calculated based on the estimated annual operating results for the year, is 39.1%. The expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
The effective tax rates for the three and nine months ended September 30, 2013 were 42.7% and 39.7%, respectively. The effective tax rate for the three months ended September 30, 2013 differs from the expected tax rate primarily due to the decrease in the estimated annual operating results for the year, resulting in an increase of permanent differences which increased the expected tax rate. The effective tax rate for the nine months ended September 30, 2013 differs from the expected tax rate due to the true up of prior year taxes.
The effective tax rates for the three and nine months ended September 30, 2012 were 32.4% and 26.8%, respectively. The effective tax rate for the three months ended September 30, 2012 of 32.4% differs from the 2012 expected tax rate of 26.9% due to the timing of the reversal of the deferred tax valuation allowance. The effective tax rate for the nine months ended September 30, 2012 of 26.8% differs from the 2012 expected tax rate of 26.9% due to the adjustment for year to date deferred taxes associated with the reversal of the valuation allowance for deferred tax assets.
The Company has gross unrecognized tax benefits of $11,000 and $9,000 as of September 30, 2013 and December 31, 2012, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts accrued.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 9 – Customer Concentration
A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended September 30, 2013 and 2012, the three largest customers accounted for 63% and 72%, respectively, of the Company's total revenue. For the nine months ended September 30, 2013 and 2012, the three largest customers accounted for 59% and 60%, respectively, of the Company’s total revenue.
Note 10 - Restricted Cash
On October 25, 2010, the Company, as grantor, Valley Forge Insurance Company (the “Beneficiary”) and Branch Banking and Trust Company (the “Trustee”) entered into a Collateral Trust Agreement (the “Agreement”) in connection with the Company’s workers’ compensation insurance policies (the “Policies”) issued by the Beneficiary beginning in 2009. The Agreement was made to grant the Beneficiary a security interest in certain of the Company’s assets and to place those assets in a Trust Account to secure the Company’s obligations to the Beneficiary under the Policies. The deposits maintained under the Agreement are recorded as restricted cash, within the non-current assets section of our balance sheet.

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
Overview
We are a provider of electrical construction services throughout much of the United States. For the nine months ended September 30, 2013, our total consolidated revenue was $66.4 million.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of service as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the year ended December 31, 2012 and the nine months ended September 30, 2013, three of our customers accounted for approximately 62% and 59% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
On August 26, 2013, we announced that our wholly owned subsidiary, Power Corporation of America, signed a Term Sheet with respect to the purchase of C and C Power Line, Inc. (“C and C”), a privately-held electrical construction company headquartered in Jacksonville, Florida. C and C has been involved in the construction of electrical transmission lines in Florida since 1989, with annual revenue of approximately $15.0 million in 2012. C and C is a union contractor, the acquisition of which would be expected to facilitate expansion of our electrical construction platform. The contemplated purchase price for all the stock of C and C will be approximately $7.0 million. Consummation of the purchase is subject to, among other conditions, completion of due diligence and execution of a definitive purchase agreement. The purchase is expected to be consummated in the fourth quarter of 2013. There can be no assurance that the acquisition will be completed.

Historically, we have reported real estate development activities as a separate reportable segment. In recent years, our real estate activities reduced to a point that they are no longer significant for reporting purposes and, accordingly, results of our ongoing real estate operations are included in the income statement under the caption “Other.” Revenue from real estate development included under the caption “Other” was $448,000 and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively, representing approximately 1% and 2%, respectively, of our total revenue for such periods. Our only current real estate construction activity is the construction of a limited number of single family and townhome residential projects in Brevard County, Florida.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of September 30, 2013 were $584,000. The accrued contract losses as of September 30, 2013, are mainly attributable to two large transmission projects experiencing unanticipated production delays, resulting from the unsatisfactory performance of a subcontractor which had to be replaced. The accrued contract losses as of December 31, 2012 were minimal. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
As described in note 5 to the consolidated financial statements in this form 10-Q, we have established a contingency provision within Discontinued Operations of $1.2 million as of September 30, 2013, relating to a pending environmental matter with respect to a mining property which we sold over fifty (50) years ago. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount.
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
As of September 30, 2013, our deferred tax assets were largely comprised of alternative minimum tax (“AMT”) credit carryforwards and accrued remediation costs. The current deferred tax asset decreased to $474,000 as of September 30, 2013 from $773,000 as of December 31, 2012 due to the payment of retainage payables and utilization of AMT credit carryforwards.

The non-current deferred tax liability increased to $5.2 million as of September 30, 2013 from $4.0 million as of December 31, 2012 due to additional tax depreciation in excess of book depreciation.
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
Based on our assumptions with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2013 is approximately $2.2 million.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The table below presents our operating income for the nine months ended September 30, 2013 and 2012:

	2013	2012
Revenue
Electrical construction	$65,955,156	$54,712,899
Other	447,786	1,189,810
Total revenue	66,402,942	55,902,709
Costs and expenses
Electrical construction	53,885,682	39,385,078
Other	361,128	780,479
Selling, general and administrative	2,946,863	2,622,729
Depreciation	3,693,818	2,573,045
Loss (gain) on sale of property and equipment	433	(154,502)
Total costs and expenses	60,887,924	45,206,829
Total operating income	$5,515,018	$10,695,880
Operating income equals total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the nine months ended September 30, 2013, increased 18.8% to $66.4 million, compared to $55.9 million for the like period in 2012. This increase resulted from higher demand for our electrical construction services, primarily our transmission work, which represents approximately 84.4% of the total increase in electrical construction revenue. Although several large projects throughout the Carolinas, Florida and Texas, contributed to the revenue increase, the largest driver was the $50.9 million South Texas Electric Cooperative (“STEC”) project, which started in April 2012 and was completed in August 2013.
Backlog
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
As of September 30, 2013 electrical construction backlog was approximately $24.6 million, compared to $53.6 million, as of September 30, 2012. The decrease in backlog was largely attributable to the completion of the STEC project, which represented $35.0 million of the backlog at September 30, 2012. Significantly, non-STEC backlog at September 30, 2013 increased 31.8% to $24.5 million, from $18.6 million at September 30, 2012. Of our total backlog at September 30, 2013, we expect approximately 66.9% to be completed during 2013. Contracts already awarded since September 30, 2013, together with other anticipated contract awards, are expected to significantly augment fourth quarter revenue.
The September 30, 2013 electrical construction backlog of approximately $24.6 million included approximately $22.1 million from fixed price contracts, for which revenue is recognized using percentage-of-completion, and approximately $2.5 million from service agreement contracts, for which revenue is recognized as work is performed. The September 30, 2012 backlog of $53.6 million included approximately $48.7 million from fixed price contracts and approximately $5.0 million from service agreements.

Operating Results
Total operating income decreased by $5.2 million to $5.5 million for the nine months ended September 30, 2013, from $10.7 million in 2012. Electrical construction operations operating income decreased by $4.5 million to $8.2 million for the nine months ended September 30, 2013, from $12.7 million for the nine months ended September 30, 2012. Operating margins on electrical construction operations decreased to 12.4% for the nine months ended September 30, 2013, from 23.3% for the nine months ended September 30, 2012. Substantially all of this decrease was the result of a strategic business decision to incur significant additional subcontractor and equipment costs in order to complete the STEC project by the contracted completion date of August 30, 2013. These additional costs contributed approximately $3.7 million of the total decrease in operating income. These costs largely represented additional manpower and equipment necessary to make up for project delays due to unanticipated adverse weather conditions, experienced mainly during the second quarter of 2013. As a result of these additional efforts, the project was completed by the August 30, 2013 deadline. Also contributing to the decrease in electrical construction operating margins were operating losses of approximately $1.1 million, primarily attributable to unanticipated production delays on two other large projects, resulting from the unsatisfactory performance of a subcontractor which had to be replaced.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $15.7 million to $60.9 million for the nine months ended September 30, 2013, from $45.2 million for the nine months ended September 30, 2012.
Electrical construction operations cost of goods sold increased by $14.5 million to $53.9 million for the nine months ended September 30, 2013, from $39.4 million for the nine months ended September 30, 2012. This increase in costs is primarily attributable to additional subcontractor and equipment costs incurred on the STEC project during the three months ended June 30, 2013, as a result of management's strategic business decision to incur increased costs to complete the project by the August 30, 2013 deadline. Also contributing to the increase in costs were additional manpower costs incurred to replace the aforementioned subcontractor on two large projects experiencing unanticipated production issues.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2013 and 2012:

	2013	2012
Electrical construction operations	$208,692	$206,875
Other	301,357	290,499
Corporate	2,436,814	2,125,355
Total	$2,946,863	$2,622,729
SG&A expenses increased 12.4% to $2.9 million for the nine months ended September 30, 2013, from $2.6 million for the nine months ended September 30, 2012. The increase in SG&A expenses was mainly attributable to increases in professional services within corporate during the nine months ended September 30, 2013, when compared to the same period in 2012. As a percentage of revenue, SG&A expenses decreased to 4.4% for 2013, from 4.7% in 2012, due primarily to the aforementioned increase in revenue during the nine months ended September 30, 2013, when compared to the same period in 2012.
The following table sets forth depreciation expense for the nine months ended September 30, 2013 and 2012:

	2013	2012
Electrical construction operations	$3,664,584	$2,546,306
Other	8,419	4,763
Corporate	20,815	21,976
Total	$3,693,818	$2,573,045
Depreciation expense increased to $3.7 million for the nine months ended September 30, 2013, from $2.6 million for the nine months ended September 30, 2012, an increase of 43.6%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion.

Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30, 2013 and 2012:

	2013	2012
Income tax provision	$2,054,808	$2,821,728
Effective income tax rate	39.7%	26.8%
Our expected tax rate, exclusive of discrete items, for the year ending December 31, 2013, which was calculated based on the estimated annual operating results for the year, is 39.1%. The expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective tax rate for the nine months ended September 30, 2013 of 39.7% differs from the expected tax rate due to the true up of the prior year taxes. Our effective tax rate for the nine months ended September 30, 2012 of 26.8% differs from the 2012 expected tax rate of 26.9% due to the adjustment for year to date deferred taxes associated with the reversal of the valuation allowance for deferred tax assets.
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
The following table presents our results of discontinued operations for the nine months ended September 30, 2013 and 2012:

	2013	2012
Provision for remediation costs	$(1,200,000)	$—

Loss from discontinued operations before income taxes	(1,200,000)	—
Income tax benefit	451,560	—
Loss from discontinued operations, net of tax	$(748,440)	$—
Our effective tax rate related to discontinued operations for the nine months ended September 30, 2013 was (37.6)%. The effective tax rate differs from the federal statutory rate of 34% for the nine months ended September 30, 2013 primarily due to state income taxes. There were no discontinued operations for the nine months ended September 30, 2012.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The table below presents our operating income for the three months ended September 30, 2013 and 2012:

	2013	2012
Revenue
Electrical construction	$23,308,530	$19,127,906
Other	1,762	550,510
Total revenue	23,310,292	19,678,416
Costs and expenses
Electrical construction	18,590,749	13,474,473
Other	1,762	381,956
Selling, general and administrative	1,075,834	858,009
Depreciation	1,281,946	953,604
Loss on sale of property and equipment	27,888	42,757
Total costs and expenses	20,978,179	15,710,799
Total operating income	$2,332,113	$3,967,617
Operating income equals total operating revenue less operating expenses inclusive of depreciation and selling, general and administrative expenses. Operating expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended September 30, 2013, increased to $23.3 million, an increase of $3.6 million, or 18.5% compared to $19.7 million for the three months ended September 30, 2012, due to an increase in demand for our electrical construction services, primarily our transmission work.
Operating Results
Total operating income decreased by $1.6 million to $2.3 million for the three months ended September 30, 2013, from $4.0 million in 2012. Electrical construction operations operating income decreased by $1.3 million to $3.4 million for the three months ended September 30, 2013, from $4.6 million for the three months ended September 30, 2012. Operating margins on electrical construction operations decreased to 14.4% for the three months ended September 30, 2013, from 24.2% for the three months ended September 30, 2012. Substantially all of this decrease was due to operating losses of approximately $1.1 million, primarily attributable to expenses of unanticipated production delays on two other large projects, resulting from the unsatisfactory performance of a subcontractor, which had to be replaced. In addition, we incurred special expenses to achieve the timely completion of the STEC project in August 2013.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $5.3 million to $21.0 million for the three months ended September 30, 2013, from $15.7 million for the three months ended September 30, 2012.
Electrical construction operations cost of goods sold increased by $5.1 million to $18.6 million for the three months ended September 30, 2013, from $13.5 million for the three months ended September 30, 2012. This increase in costs is primarily attributable to additional manpower costs incurred to replace the aforementioned subcontractor on two large projects experiencing unanticipated production issues.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2013 and 2012:

	2013	2012
Electrical construction operations	$49,429	$42,157
Other	87,369	99,634
Corporate	939,036	716,218
Total	$1,075,834	$858,009
SG&A expenses increased 25.4% to $1.1 million for the three months ended September 30, 2013, from $858,000 for the three months ended September 30, 2012. The increase in SG&A expenses was mainly attributable to increases in professional services within corporate, during the three months ended September 30, 2013, when compared to the same period in 2012. As a percentage of revenue, SG&A expenses increased to 4.6% for the three months ended September 30, 2013, from 4.4% in 2012, resulting from the aforementioned increase in SG&A expenses in the current quarter when compared to the same period in 2012.
The following table sets forth depreciation expense for the three months ended September 30, 2013 and 2012:

	2013	2012
Electrical construction operations	$1,272,295	$946,100
Other	2,753	2,852
Corporate	6,898	4,652
Total	$1,281,946	$953,604
Depreciation expense increased to $1.3 million for the three months ended September 30, 2013, from $954,000 for the three months ended September 30, 2012, an increase of 34.4%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30, 2013 and 2012:

	2013	2012
Income tax provision	$955,108	$1,253,117
Effective income tax rate	42.7%	32.4%
Our expected tax rate, exclusive of discrete items, for the year ending December 31, 2013, which was calculated based on the estimated annual operating results for the year, is 39.1%. The expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective tax rate for the three months ended September 30, 2013 of 42.7% differs from the expected tax rate primarily due to the decrease in the estimated annual operating results for the year, resulting in an increase of permanent differences which increased the expected tax rate. Our effective tax rate for the three months ended September 30, 2012 of 32.4% differs from the 2012 expected tax rate of 26.9% primarily due to the timing of the reversal of the deferred tax valuation allowance.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002. There were no discontinued operations for either of the three month periods ended September 30, 2013 or 2012.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of September 30, 2013, we had cash and cash equivalents of $9.3 million and working capital of $17.1 million, as compared to cash and cash equivalents of $7.8 million, and working capital of $18.8 million as of December 31, 2012. In addition, we had $5.0 million in an unused revolving line of credit as of September 30, 2013. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months. If the aforementioned planned acquisition of C and C is concluded, we anticipate approximately $3.5 million of additional Bank borrowings will be incurred.

Cash Flow Analysis
The following table presents our net cash flows for each of the nine months ended September 30, 2013 and 2012:

	2013	2012
Net cash provided by operating activities	$8,317,667	$9,064,513
Net cash used in investing activities	(9,976,879)	(7,427,824)
Net cash provided by financing activities	3,145,791	3,919,068
Net increase in cash and cash equivalents	$1,486,579	$5,555,757
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $8.3 million for the nine months ended September 30, 2013, compared to cash provided by operating activities of $9.1 million for 2012. The decrease in cash flows from operating activities is primarily due to the changes in our “net income,” and “accounts payable and accrued liabilities,” offset by the changes in the item “costs and estimated earnings in excess of billings on uncompleted contracts” and “billings in excess of costs and estimated earnings on uncompleted contracts,” during the current period. Net income decreased to $2.4 million from $7.7 million, mainly attributable to the aforementioned decrease in operating income due to the STEC project. The changes reflected in the item “accounts payable and accrued liabilities” changed from $4.2 million for the nine months ended September 30, 2012 to $367,000 for the nine months ended September 30, 2013, primarily due to the status of our accounts payable during the current period. The changes reflected in the item “costs and estimated earnings in excess of billings on uncompleted contracts” changed from $(4.6) million for the nine months ended September 30, 2012 to $2.0 million for the nine months ended September 30, 2013, mainly attributable to the completion of the STEC project. The changes reflected in the item “billings in excess of costs and estimated earnings on uncompleted contracts” changed from $(717,000) for the nine months ended September 30, 2012 to $701,000 for the nine months ended September 30, 2013, mainly due to billing provisions on some of our contracts. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended September 30, 2013 and 2012, our DSO for accounts receivable were 53 and 48, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 21 and 27, respectively. The increase in our DSO for accounts receivable was mainly due to the retainage balance associated with the STEC project. The decrease in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to the completion of the STEC project. As of November 12, 2013, we have received approximately 62.8% of our September 30, 2013 outstanding trade accounts receivable and have billed 61.6% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments increased to $2.1 million for the nine months ended September 30, 2013, from $308,000 for the nine months ended September 30, 2012. Taxes paid for the nine months ended September 30, 2013 included approximately $1.0 million for the 2012 tax liability and the remaining $1.1 million for the estimated 2013 income tax liability, compared to taxes paid for the same nine month period in 2012, which included $308,000 in payments for the estimated 2012 income tax liability.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2013, was $10.0 million, compared to cash used in investing activities of $7.4 million for 2012. The increase in cash used in our investing activities for the nine months ended September 30, 2013, when compared to 2012, is primarily due to the increase in capital expenditures during the current year period. These capital expenditures are mainly attributable to purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as expansion efforts. Our capital budget for 2013 is expected to total approximately $12.6 million, the majority of which is for upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2013, was $3.1 million, compared to cash provided by financing activities of $3.9 million for the nine months ended September 30, 2012. Our financing activities for the current year consisted mainly of net borrowings on our equipment loans totaling $6.5 million and borrowings on our Working Capital Loan of $2.0 million, offset by repayments on our installment loan of $1.4 million, on our equipment loans totaling $1.9 million, and on our Working Capital Loan of $2.0 million. Our financing activities for the nine months ended September 30, 2012, consisted mainly of borrowings on our Working Capital Loan of $2.1 million, and net borrowings on our equipment loans totaling $6.0 million. These borrowings were offset by repayments of $2.9 million for our Working Capital Loan, on our equipment loans totaling $934,000, and on our installment loan of $308,000.
We have paid no cash dividends on our common stock since 1933, and it is not expected that we will pay any cash dividends on our common stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are a minimum tangible net worth, an outside debt limitation, and a maximum debt to tangible net worth ratio. We must maintain a tangible net worth of at least $18.0 million, no more than $500,000 in outside debt (with certain exceptions), and a maximum debt to tangible net worth ratio of no greater than 2.25:1.00. We were in compliance with all of our covenants as of September 30, 2013.
The following are computations of these most restrictive financial covenants:

		Actual as of
	Covenant	September 30, 2013
Tangible net worth minimum	$18,000,000	$29,664,347
Outside debt not to exceed	500,000	—
Maximum debt/worth ratio not to exceed	2.25:1.00	1.21:1.00
Forecast
We anticipate our cash on hand and cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures, for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to: a decline in demand for electrical construction services, general economic conditions, heightened competition, availability of construction materials, increased interest rates, and adverse weather conditions.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based upon that evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level.
Changes in Internal Control
No changes in our internal control over financial reporting occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors' approval was announced. As last amended by the Board of Directors on September 12, 2013, the stock repurchase plan permits the purchase of up to 3,500,000 shares until September 30, 2014. The Company did not purchase any of its Common Stock during the nine months ended September 30, 2013. As of September 30, 2013, we have a maximum of 1,154,940 shares that may be purchased under our publicly announced stock repurchase plan. Since the inception of the repurchase plan, the Company has repurchased 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
(a) On July 29, 2013, the Company entered into the Amendment to the Lease Agreement (the "Second Amendment") signed July 29, 2013, effective November 1, 2013 between Hibiscus Office Park, LLC and the Company to amend the Lease Agreement entered into by the parties on June 7, 2004, and amended on October 7, 2011. The Second Amendment was entered into to add a lease property. It provides a revised lease term, commencing November 1, 2013 (effective November 1, 2011) and ending October 31, 2020, and increases the annual base rental rate to $106,207. The foregoing description of the Second Amendment does not purport to summarize all of the provisions of this document and is qualified in its entirety by reference to the Second Amendment to the Lease Agreement signed July 29, 2013 and effective November 1, 2013, filed as Exhibit 10-1 to this Current Report on Form 10-Q, and to the Lease Agreement in the Company's Current Report on Form 10-Q filed on August 12, 2004, and the First Amendment to the Lease Agreement in the Company's Report on Form 8-K filed on October 13, 2011 and the related exhibits thereto, and each of the foregoing is incorporated herein by reference.

Item 6.	Exhibits.

*10-1	Second Amendment to the Lease Agreement, dated June 7, 2004, signed July 29, 2013 and effective November 1, 2013.
*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

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

Dated: November 12, 2013		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Office (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)