Form 10-K
period 2013-12-31
GOLDFIELD CORP
filed 2014-03-26
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $44.6 million as of June 30, 2013 (the last business day of the registrant’s most recently completed second quarter), computed by reference to the price at which such common equity was last sold on such date.
The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 24, 2014 was 25,451,354.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of The Goldfield Corporation’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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
On January 3, 2014, Power Corporation of America (“PCA”), a Florida corporation and a wholly owned subsidiary of the Company, completed its acquisition of all the issued and outstanding shares of stock of C and C Power Line, Inc., a Florida corporation (“C&C”). C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce. C&C has been involved in the electrical business primarily in Florida since 1989.
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
Financial Information About Geographic Areas
During the years ended December 31, 2013 and 2012, our operations were exclusively in the United States.
Employees
As of March 16, 2014, we had a total of 302 employees, which included 296 full-time and 6 part-time employees. These employees included 56 unionized employees at the newly acquired subsidiary, C&C. The total number of employees includes 253 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We believe that our relationship with our employees is good.
Electrical Construction Operations
We provide electrical construction services throughout much of the United States. Through our subsidiary, Southeast Power Corporation (“Southeast Power”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies and electric utilities. Southeast Power, headquartered in Titusville, Florida, performs electrical contracting services primarily in the southeastern, mid-Atlantic and western regions of the United States. Southeast Power has additional offices in Bastrop, Texas and Spartanburg, South Carolina. Our newly acquired subsidiary C&C, based in Jacksonville, Florida provides similar electrical construction services with a unionized work force, primarily in Florida.
Our electrical construction business includes the construction of transmission lines, concrete foundations, distribution systems and substations, and other electrical installation services for utility systems and industrial and specialty projects. We also perform fiber optic cable installation which is primarily overhead (Optical Ground Wire and All-Dielectric Self Supporting Cable).
Our customers include many of the leading companies in the utility industry. Representative customers include:

South Texas Electric Cooperative, Inc.	Central Electric Power Cooperative, Inc.
Florida Power & Light Company	Duke Energy Corporation
CPS Energy	Orlando Utilities Commission
Santee Cooper (South Carolina Public Service Authority)	Lee County Electric Cooperative
Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. For the year ended December 31, 2013, our top three customers accounted for approximately 54% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

It is our policy to commit ourselves only to the amount of work we believe we can properly supervise, equip and complete to the customer’s satisfaction and timetable. As a result of this policy and the magnitude of some of the construction projects undertaken by us, a substantial portion of our annual revenue is derived from a relatively small number of customers. See note 12 to the consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.
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
In certain circumstances, we are required to provide performance and payment bonds issued by a financial institution known as a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations as presently conducted. As of December 31, 2013, outstanding performance bonds issued on behalf of our electrical construction subsidiary amounted to $27.5 million.
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price contracts and the estimated value of future services that we expect to provide under our existing master service agreements (“MSAs”).
The following table presents our total backlog as of December 31, 2013 and 2012:

	Backlog as of	Backlog as of (1)
	December 31, 2013	December 31, 2012
	Total	Total
Fixed-price contracts	$21,242,396	$36,429,522
Master service agreements (MSAs)	53,252,783	39,994,210
Total	$74,495,179	$76,423,732

(1) The backlog as of December 31, 2012, has been revised to conform to the 2013 presentation of our backlog, which includes certain additional MSAs in existence as of December 31, 2012.
Our total backlog as of December 31, 2013, was $74.5 million, of which $21.2 million is believed to be firm due to the nature of our fixed price contracts and $53.3 million of which is attributable to service agreements. Of our total backlog as of December 31, 2013, we expect approximately 51.3% to be completed during 2014. This compares to a backlog of $76.4 million as of December 31, 2012, of which $36.4 million was believed to be firm from fixed price contracts and $40.0 million of which was attributable to service agreements.
As of December 31, 2012, our total backlog included $23.8 million (31.1%) from the South Texas Electric Cooperative (“STEC”) project. Excluding the STEC project, our backlog increased 41.5% from December 31, 2012 to December 31, 2013, growing from $52.6 million to $74.5 million.

Backlog is only a snap-shot at a particular point in time and is not completely determinative of total future revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the snap-shot dates. For example, our revenue in 2013 exceeded our December 31, 2012 backlog by 16.1%.
As of December 31, 2013 and 2012, MSAs accounted for approximately 71.5% and 52.3% of total backlog, respectively.
Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to: commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current periods, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies.
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
Properties
The Company's principal office is located in Melbourne, Florida, where we lease 10,269 square feet of space at a monthly rental rate of $12,500. The lease expires on October 31, 2020.
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
The Company also owns and operates a facility, which accommodates both the administrative offices and a warehouse area, located on 13.2 acres of land in Bastrop County, Texas. The administrative building is approximately 2,900 square feet, the warehouse facilities are approximately 2,100 square feet and a covered storage facility of approximately 4,300 square feet is also maintained on the property. This property also includes a portable facility for security personnel.
We believe that the aforementioned properties are currently in good condition and properly maintained.
Acquisition of C&C
To provide another platform for future growth, and as previously announced, we completed the acquisition of all the stock of C&C on January 3, 2014. The purchase price was $7,250,000 in cash, subject to certain adjustments; $725,000 of such purchase price was deposited into an escrow fund to secure certain purchase price adjustments and indemnification obligations.
For the year ended December 31, 2013, C&C had unaudited revenue of approximately $14.6 million.

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
Our electrical construction customer base is highly concentrated. For example, for the year ended December 31, 2013, our top three customers accounted for approximately 54% of our consolidated revenue, as discussed in note 12 to our consolidated financial statements herein. Our revenue could materially decline if we lose one or more of our significant customers. In addition, revenue under our contracts with significant customers may vary from period-to-period, depending on the timing and volume of work which such customers order in a given period, and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or the loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenue, profits and cash receipts, which could have a material impact on our results of operations.
The electrical construction industry is highly competitive.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of services as those provided by us. Some of our competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than we can provide. Many of our current and potential competitors, especially our competitors with national scope, also may have significantly greater financial, technical and marketing resources than we do. If we fail to compete favorably with new or existing competitors, our results of operations and financial condition could be adversely affected.
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
In our electrical construction business, we have from time to time experienced shortages of certain types of qualified personnel. The commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements, and the aging utility workforce also deplete the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire a sufficient number of project managers for new electrical construction projects. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenue and profits.
Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.
As discussed in Critical Accounting Estimates and in the notes to our consolidated financial statements included herein, a significant portion of our revenue in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed price contracts. For the percentage-of-completion accounting practice, we recognize contract revenue and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profit for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.
We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.
We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers mainly include gas and electric utilities and telecommunication companies. As of December 31, 2013, we had net accounts receivable of $14.2 million and costs and estimated earnings in excess of billings of $5.0 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Furthermore, bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all. The failure or delay in payment by our customers could reduce our cash flows and adversely impact our liquidity and profitability.
Amounts included in our backlog may not result in revenue or translate into profits.
Backlog for our electrical construction operations as of December 31, 2013 was $74.5 million, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice (typically 30-90 days), even if we are not in default under the contract. In addition, $53.3 million of the backlog is attributable to MSAs. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. As a result, even if we realize all of the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.
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
Our unionized workforce and related obligations could adversely affect our operations.
Certain of our employees are represented by labor unions and collective bargaining agreements. Although all such collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur despite the terms of these agreements. Strikes or work stoppages would adversely impact relationships with our customers and could cause us to lose business and decrease our revenue. Additionally, as current agreements expire, the labor unions may not be able to negotiate extensions or replacements on terms favorable to their members, or at all, or avoid strikes, lockouts or other labor actions from time to time that may affect their members. Therefore, it cannot be assured that new agreements will be reached with employee labor unions as existing contracts expire, or on terms that we find desirable. Any labor action against us relating to failure to reach an agreement with employee labor unions could have a material adverse effect on our liquidity, cash flows and results of operations.
We may be required to contribute cash to meet our underfunded obligations in certain multi-employer pension plans.
Our collective bargaining agreements generally require us to participate with other companies in multi-employer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated or experience a mass withdrawal.
In addition, the Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which we contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The amount of additional funds we may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future work that requires the specific use of union employees covered by these plans, and the amount of that future work and the number of employees that may be affected cannot reasonably be estimated. Our performance of a significant amount of future services in areas that require us to utilize unionized employees covered by these affected plans, or a deterioration in the funding status of any of the plans to which our operating units contribute, could require significant additional contributions, which could detrimentally affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.
Climate change risks.
We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changing rainfall patterns, changing storm patterns and intensities and changing temperature levels. Because our operating results are significantly influenced by weather, substantial changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather over a greater period of time in a given period, we could experience reduced productivity, which could negatively impact our revenue and gross margins.
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
Our future success depends, to a significant degree, on the efforts of our executive officers and senior management, including those of our subsidiaries. Other than with respect to our Chief Executive Officer, we do not have employment or non-competition agreements with any of our employees. We believe that key members of our senior management possess valuable industry knowledge, relationships and experience that are important to the successful operation of our business. The relationships between our executive officers and senior management and our customers are important to our being retained as a service provider. We are also dependent upon our project managers and field supervisors who are responsible for managing and drawing employees to our projects. There can be no assurance that any individual will continue in his or her capacity for any particular period of time. Industry-wide competition for managerial talent in electrical construction has increased and the loss of one or more of our key employees, could negatively impact our ability to manage our business and relationships with our customers. The loss of any of our executive officers or senior management could adversely affect our financial condition and results of operations.
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
The Company was previously engaged in mining activities, and ended all such activities in December 2002. However, we could still be liable for previous activities at sites we once owned. For example, in June 2013, we received an inquiry from the United States Environmental Protection Agency with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). We have commenced investigating the historic operations that occurred, as well as the nature and scope of environmental conditions at the Site. For more information regarding the Site and our discontinued operations, please see the discussion in note 4 to the consolidated financial statements.
The violation of our debt covenants imposed by our credit facility could impact our access to that credit facility and therefore our cash flows.
Our debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, maximum debt to tangible net worth ratio, fixed charge coverage ratio and asset coverage ratio. Our loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. Although we are in compliance with all covenants, if we were to experience substantial consecutive losses, absent a modification of the loan agreement or a waiver, this could result in a violation of the financial covenants. A violation of our financial covenants will give the right to our lender to accelerate our loans. Under these circumstances, there can be no assurance that we could obtain a modification or waiver. The acceleration of all of our loans would adversely affect our cash flows and consequently our results of operations.

We may not be able to continue to rely on an exemption from the requirement to provide an attestation by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control, investors could lose confidence and the market value of our common stock could decrease.
The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirement that management report on our internal control over financial reporting. As of December 31, 2013, we believe our internal control over financial reporting was effective. However, there can be no assurance that our internal control over financial reporting will continue to be effective in the future. Pursuant to rules of the SEC, we are exempt from the requirement that our independent registered public accounting firm express an opinion on the effectiveness of our internal control over financial reporting and, accordingly, provide only management’s report on the effectiveness of our internal controls in this annual report. Therefore, we were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit of our internal control over financial reporting.
However, an increase in our market capitalization to $75 million or more could render us ineligible to rely on this exemption and require us to engage our independent registered public accounting firm to attest on our internal control over financial reporting. We may also be required to expand disclosure and accelerate our financial reporting and disclosure. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. As a result, we may incur significant additional cost. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a loss of investor confidence and reduce the market value of our common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. Failure to maintain effective internal controls or the identification of significant internal control deficiencies could also impair our ability to obtain financing and result in the loss of customers. In addition, such failure could result in investigations and penalties.
The renewable energy industry is heavily reliant on tax incentives, the availability of which may be uncertain and could adversely affect demand for our electrical construction services.
Due to the unsubsidized cost of electric power from renewable resources often exceeding that of fossil fuel and nuclear generating facilities, the renewable energy industry is heavily reliant on tax incentives. These tax incentives effectively reduce the market price for renewable energy, making these facilities more economical to construct and spur investment in them. These incentives, such as those created by The American Recovery and Reinvestment Act (“ARRA”), enacted in February 2009, and extended by the American Taxpayer Relief Act (“ATRA”) in December 2010 and again in January 2013, have a finite duration which create uncertainty for the developers of renewable energy facilities and may adversely affect investment in them and, accordingly, the demand for our services. Moreover, the likelihood that ARRA will be further extended or enhanced cannot be predicted, and any possible renewal may not be as favorable as those that currently exist. Accordingly, we cannot predict the impact that any potential legislation would have on the demand for our services. As a result, our revenue and results of operations could be materially adversely affected if demand for our services or the tax incentives were reduced.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
For information with respect to the principal properties utilized in the Company’s operations, see “Item 1. Business - Properties.”
Item 3.    Legal Proceedings.
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended all such activities in December 2002. In June 2013, the Company received an inquiry from the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site (the “Site”) located in Stevens County, Washington. The Company sold the Site over fifty (50) years ago. The Company has completed a preliminary investigation to determine the nature and scope of environmental conditions at the Site.
For more detailed information regarding the Company's current response in this matter, please see the discussion set forth in note 4 to the consolidated financial statements in this form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NYSE MKT LLC under the symbol GV. Our Common Stock is the longest traded security on the NYSE MKT LLC and its predecessor exchanges, having commenced trading in 1906. The following table shows the reported high and low sales price at which our Common Stock was traded in 2013 and 2012:

	2013		2012
	High	Low	High	Low
First Quarter	$5.67	$1.94	$1.10	$0.25
Second Quarter	3.89	2.05	2.49	0.96
Third Quarter	2.41	1.45	2.58	1.75
Fourth Quarter	2.61	1.68	2.05	1.45
As of March 24, 2014, there were 7,764 holders of record of our Common Stock.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
We have had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 12, 2013, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2014, a maximum of 1,154,940 shares. No shares have been purchased since 2006. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. We currently hold the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

Item 6.    Selected Financial Data.
The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2013:

	Year Ended December 31,
	2013		2012	2011		2010		2009
	(In thousands except per share and share amounts)
Continuing operations
Revenue
Electrical construction	$88,755		$80,433	$31,743		$31,385		$27,772
Other	449		1,196	1,089		1,983		1,474
Total revenue	$89,204		$81,629	$32,831		$33,368		$29,246
Income (loss) from continuing operations
Electrical construction	11,171		19,591	3,296		2,046		(130)
Other	(306)		37	(81)	(1)	154		(3)
Corporate	(3,074)		(2,883)	(2,269)		(2,300)		(2,332)
Income (loss) before taxes from continuing operations	7,792		16,745	946		(100)		(2,465)
Income tax provision	3,285		4,783	74	(2)	35	(2)	(537)	(2)
Income (loss) from continuing operations	4,507		11,961	873		(135)		(1,928)
Discontinued operations
(Loss) gain from operations, net of tax	(724)	(3)	—	1	(3)	(118)	(3)	—	(3)
Net income (loss)	$3,783		$11,961	$874		$(253)		$(1,927)
Earnings (loss) per share — basic and diluted
Continuing operations	$0.18		$0.47	$0.03		$(0.01)		$(0.08)
Discontinued operations	(0.03)		—	—		—		—
Net income (loss)	$0.15		$0.47	$0.03		$(0.01)		$(0.08)
Weighted average shares outstanding — basic and diluted	25,451,354		25,451,354	25,451,354		25,451,354		25,451,354

Balance sheet data
Total assets	$77,579		$57,119	$26,611		$20,959		$21,662
Long term debt and capital lease obligations, including current portion	31,532		17,756	5,903		3,330		2,779
Stockholders’ equity	31,077		27,293	15,332		14,458		14,711
Working capital	21,923		18,822	8,049		7,200		7,071
The total of the above categories may differ from the sum of the components due to rounding.
 ___________________

(1)	Reflects the $112,000 impairment write-off to our land carrying value in the fourth quarter of 2011.

(2)	Reflects the change in the valuation allowance of $(496,000), $(31,000) and $324,000 against the deferred tax assets for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)	For information as to Discontinued Operations, see note 4 to the consolidated financial statements.

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
Overview
We are a provider of electrical construction services throughout much of the United States. For the year ended December 31, 2013, our total consolidated revenue was $89.2 million.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the years ended December 31, 2013 and 2012, three of our customers accounted for approximately 54% and 62% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
On January 3, 2014, Power Corporation of America (“PCA”), a Florida corporation and a wholly owned subsidiary of the Company, completed its acquisition of all the issued and outstanding shares of stock of C and C Power Line, Inc., a Florida corporation (“C&C”). C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce and has been involved in the electrical business primarily in Florida since 1989.
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
Percentage of Completion
We recognize revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total cost incurred to date, in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, is impacted by several factors including, but not limited to: changes in productivity and scheduling, the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), customer needs, customer delays in providing approvals, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials, and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of December 31, 2013 and 2012, were $84,000 and $500, respectively. The accrued contract losses as of December 31, 2013 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. The accrued losses as of December 31, 2012 were minimal. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
As described in note 4 to the consolidated financial statements, we have established a contingency provision within Discontinued Operations of $1.2 million as of December 31, 2013, relating to a pending environmental matter with respect to a mining property which we sold over fifty (50) years ago. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount. The Company is unable to estimate the total cost of the remediation.
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
As of December 31, 2013, our deferred tax assets were largely comprised of accrued workers' compensation claims, capitalized costs and accrued remediation costs (refer to note 3 to the consolidated financial statements). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2013 is approximately $2.8 million.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012
The table below is our operating income from continuing operations for the two year period ended December 31 as indicated:

	2013	2012
Revenue
Electrical construction	$88,755,236	$80,432,911
Other	448,902	1,196,271
Total revenue	89,204,138	81,629,182
Costs and expenses
Electrical construction	71,680,877	56,958,270
Other	362,243	785,423
Selling, general and administrative	4,036,955	3,560,149
Depreciation	4,967,311	3,570,122
Gain on sale of property and equipment	(100,233)	(259,177)
Total costs and expenses	80,947,153	64,614,787
Total operating income	$8,256,985	$17,014,395
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the year ended December 31, 2013, increased 9.3% to $89.2 million, from $81.6 million in 2012. This increase resulted from higher demand for our electrical construction services, primarily our transmission work, which represents approximately 70.3% of the total increase in electrical construction revenue. Several large projects throughout the Carolinas, Florida and Texas, contributed to the revenue increase. The STEC project, which was completed in August 2013, contributed revenue of $23.9 million (26.8%) in 2013 and $27.2 million (33.3%) in 2012. Excluding the STEC project, our revenue increased 20.0% from December 31, 2012 to December 31, 2013, growing from $54.4 million to $65.3 million.
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price contracts and the estimated value of future services that we expect to provide under our existing master service agreements (“MSAs”).
The following table presents our total backlog as of December 31, 2013 and 2012:

	Backlog as of	Backlog as of (1)
	December 31, 2013	December 31, 2012
	Total	Total
Fixed-price contracts	$21,242,396	$36,429,522
Master service agreements (MSAs)	53,252,783	39,994,210
Total	$74,495,179	$76,423,732

(1) The backlog as of December 31, 2012, has been revised to conform to the 2013 presentation of our backlog, which includes certain additional MSAs in existence as of December 31, 2012.
Of our total backlog as of December 31, 2013, we expect approximately 51.3% to be completed during 2014.
As of December 31, 2012, our total backlog included $23.8 million (31.1%) from the STEC project. Excluding the STEC project, our backlog increased 41.5% from December 31, 2012 to December 31, 2013, growing from $52.6 million to $74.5 million.

Backlog is only a snap-shot at a particular point in time and is not completely determinative of total future revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the snap-shot dates. For example, our revenue in 2013, exceeded our December 31, 2012 backlog by 16.1%.
For further Backlog information, please refer to the information set forth in “Item 1. Business” under the caption “Backlog.”
Operating Results
Total operating income decreased 51.5% to $8.3 million for the year ended December 31, 2013, from $17.0 million in 2012. Electrical construction operations operating income decreased 41.0% to $11.7 million for the year ended December 31, 2013, from $19.9 million in 2012. This decrease was mainly the result of a strategic business decision to incur significant additional subcontractor and equipment costs in order to complete the STEC project by the contracted completion date of August 30, 2013. These additional costs contributed approximately $3.7 million of the total decrease in operating income. These costs largely represented additional manpower and equipment necessary to make up for project delays due to unanticipated adverse weather conditions, experienced mainly during the second quarter of 2013. As a result of these additional efforts, the project was completed by the August 30, 2013 deadline. Also contributing to the decrease in electrical construction operating income were operating losses of approximately $1.1 million, primarily attributable to unanticipated production delays on two other large projects, resulting from the unsatisfactory performance of a subcontractor which had to be replaced. This subcontractor replacement and severe weather conditions also caused approximately $933,000 in unanticipated costs in the fourth quarter 2013.
Operating margins on electrical construction operations decreased to 13.2% for the year ended December 31, 2013, from 24.7% in 2012. If the calculation of this operating margin were normalized to exclude the unanticipated charges discussed above, our operating margins would have been 19.6% in 2013, compared to 24.7% in 2012.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $16.3 million to $80.9 million for the year ended December 31, 2013, from $64.6 million in 2012.
Electrical construction operations cost of goods sold increased by $14.7 million to $71.7 million for the year ended December 31, 2013, from $57.0 million in 2012. This increase in costs was primarily attributable to additional subcontractor and equipment costs incurred on the STEC project as a result of management's strategic business decision to incur increased costs to complete the project by the August 30, 2013 deadline. Also contributing to the increase in costs were additional manpower costs incurred to replace the aforementioned subcontractor on two large projects experiencing unanticipated production issues. This subcontractor replacement and severe weather conditions, also caused additional unanticipated project costs in the fourth quarter 2013.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the years ended December 31 as indicated:

	2013	2012
Electrical construction operations	$537,793	$317,398
Other	394,769	368,050
Corporate	3,104,393	2,874,701
Total	$4,036,955	$3,560,149
SG&A expenses increased 13.4% to $4.0 million for the year ended December 31, 2013, from $3.6 million for the year ended December 31, 2012. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, specifically professional services, during the year ended December 31, 2013, when compared to the same period in 2012, mainly attributable to the Company's expansion. Also contributing to the increase in SG&A expenses were increases in professional and legal services within our electrical construction operations, mainly attributable to the acquisition of C&C, as well as a slight increase in selling expenses during the year ended December 31, 2013, when compared to 2012. As a percentage of revenue, SG&A expenses increased to 4.5% for 2013, from 4.4% in 2012, due primarily to the aforementioned increases in administrative expenditures during the current year.

The following table sets forth depreciation expense for the years ended December 31 as indicated:

	2013	2012
Electrical construction operations	$4,921,187	$3,535,066
Other	11,176	7,379
Corporate	34,948	27,677
Total	$4,967,311	$3,570,122
Depreciation expense increased to $5.0 million for the year ended December 31, 2013, from $3.6 million for the year ended December 31, 2012, an increase of 39.1%. The increase in depreciation is mainly due to the increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2013	2012
Income tax provision	$3,284,647	$4,783,340
Effective income tax rate	42.2%	28.6%
Our effective tax rate for the year ended December 31, 2013 was 42.2%, differing from the federal statutory rate of 34%. Of the difference, 5.0% is due to state income taxes and 1.8% is due to non-deductible expenses. Our effective tax rate for the year ended December 31, 2012 was 28.6%, and differs from the federal statutory rate of 34% primarily due to the reversal of the valuation allowance for deferred tax assets.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002.
In June 2013, we received an inquiry from the EPA with respect to a mining property we sold over fifty (50) years ago. We have completed a preliminary investigation to determine the nature and scope of environmental conditions at the Site. Please refer to the discussion in note 4 to the consolidated financial statements for more information regarding the Site and our discontinued operations. We had no discontinued operations for the year ended December 31, 2012.
The following table presents our results of discontinued operations for the years ended December 31 as indicated:

	2013	2012
Provision for remediation costs	$(1,200,000)	$—

Loss from discontinued operations before income taxes	(1,200,000)	—
Income tax benefit	476,261	—
Loss from discontinued operations, net of tax	$(723,739)	$—
Our effective tax rate related to discontinued operations for the year ended December 31, 2013 was (39.7)%. The effective tax rate differs from the federal statutory rate of 34% for the year ended December 31, 2013 primarily due to state income taxes.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of December 31, 2013, we had cash and cash equivalents of $20.2 million and working capital of $21.9 million, as compared to cash and cash equivalents of $7.8 million, and working capital of $18.8 million as of December 31, 2012. In addition, we had $3.0 million in an unused revolving line of credit as of December 31, 2013. This revolving line of credit is used as a Working Capital Loan, as discussed in note 8 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis
The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2013	2012
Net cash provided by operating activities	$10,393,189	$9,960,177
Net cash used in investing activities	(11,800,648)	(8,582,848)
Net cash provided by financing activities	13,776,085	3,148,790
Net increase in cash and cash equivalents	$12,368,626	$4,526,119
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as, the stages of our electrical construction projects.
Cash provided by our operating activities totaled $10.4 million for the year ended December 31, 2013, compared to cash provided by operating activities of $10.0 million for 2012. The increase in cash flows from operating activities was approximately $433,000, and was primarily due to the changes reflected in the item “costs and estimated earnings in excess of billings on uncompleted contracts,” offset by the changes in our net income and our deferred taxes during the current year. For the year ended December 31, 2012, the item “costs and estimated earnings in excess of billings on uncompleted contracts” was $(6.5) million, primarily due to costs commensurate with larger contracts, compared to $2.4 million for the year ended December 31, 2013, primarily due to the completion of the STEC project. These changes in the item “costs and estimated earnings in excess of billings on uncompleted contracts” were offset by the changes in net income and deferred taxes. Net income decreased to $3.8 million from $12.0 million, when comparing the year ended December 31, 2013, to the same period in 2012, mainly attributable to the aforementioned decreases in operating income. The changes in our deferred taxes, which totaled a decrease of $1.2 million for the year ended December 31, 2013, compared to 2012 is mainly attributable to the increase in our deferred tax liability, due to the election of bonus depreciation for the year ended December 31, 2013. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended December 31, 2013 and 2012, our DSO for accounts receivable were 57 and 48, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 20 and 27, respectively. The increase in our DSO for accounts receivable and accrued billings was mainly due to the aforementioned increase in transmission project revenue for the year ended December 31, 2013, when compared to 2012. The decrease in our DSO for costs and estimated earnings in excess of billings on uncompleted contracts was mainly due to the completion of the STEC project. As of March 24, 2014, we have received approximately 97.1% of our December 31, 2013 outstanding trade accounts receivable and have billed 91.8% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments increased to $2.2 million for the year ended December 31, 2013, from $510,000 for the year ended December 31, 2012. Taxes paid for the year ended December 31, 2013 included approximately $1.0 million for the 2012 tax liability and the remaining $1.2 million for the estimated 2013 income tax liability, compared to taxes paid for the same annual period in 2012, which included $510,000 in payments for the estimated 2012 income tax liability.
Investing Activities
Cash used in investing activities for the year ended December 31, 2013, was $11.8 million, compared to cash used in investing activities of $8.6 million for 2012. The increase in cash used in our investing activities for the year ended December 31, 2013, when compared to 2012, is primarily due to the increase in capital expenditures, during the current year. These capital expenditures are mainly attributable to purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as expansion efforts. Our capital budget for 2014 is expected to total approximately $16.8 million, the majority of which is for upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2013, was $13.8 million, compared to cash provided by financing activities of $3.1 million for 2012. Our financing activities for the current year consisted mainly of net borrowings on our equipment loans totaling $6.5 million, as well as borrowings on our Working Capital Loan of $14.0 million. These borrowings were offset by net repayments on our electrical construction equipment loans totaling $2.8 million, repayments on our Working Capital Loan of $2.0 million, and installment loan repayments of $1.9 million. Our financing activities for the year ended December 31, 2012 consisted mainly of net borrowings on our equipment loans of $6.0 million, as well as borrowings on our Working Capital Loan of $2.1 million. These borrowings were offset by net repayments on our electrical construction equipment loans totaling $1.2 million, repayments on our Working Capital Loan of $2.9 million, and installment loan repayments of $773,000.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio, fixed charge coverage ratio and asset coverage ratio. We must maintain a tangible net worth of at least $20.0 million, no more than $500,000 in outside debt (with certain exceptions), a maximum debt to tangible net worth ratio of no greater than 3.0 : 1.0, a fixed charge coverage ratio that is to equal or exceed 1.5 : 1.0 and an asset coverage ratio that is to equal or exceed 1.2 : 1.0, if the balance of the line of credit exceeds $5.0 million. The fixed charge coverage ratio is calculated using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt, excluding any amounts related to the Working Capital Loan), interest expense and rental expense. The asset coverage ratio is calculated using the sum of total billed accounts receivable and cash to the outstanding balance on the line of credit. We were in compliance with all of our covenants as of December 31, 2013.
The following are computations of these most restrictive financial covenants:

		Actual as of
	Covenant	December 31, 2013
Tangible net worth minimum	$20,000,000	$31,076,732
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	3.0 : 1.0	1.50
Fixed charge coverage ratio must equal or exceed	1.5 : 1.0	1.81
Asset coverage ratio must equal or exceed if LOC exceeds $5.0 million	1.2 : 1.0	2.65

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
We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Orlando, Florida
March 26, 2014
Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$20,214,569	$7,845,943
Accounts receivable and accrued billings	14,194,959	13,288,812
Costs and estimated earnings in excess of billings on uncompleted contracts	4,991,754	7,411,544
Income taxes receivable	452,099	—
Current portion of notes receivable	56,829	46,919
Construction inventory	—	108,974
Real estate inventory	395,062	351,634
Residential properties under construction	1,616,916	215,648
Prepaid expenses	471,221	974,278
Deferred income taxes	621,632	773,307
Other current assets	18,147	37,844
Total current assets	43,033,188	31,054,903

Property, buildings and equipment, at cost, net of accumulated depreciation of $25,559,606 in 2013 and $23,152,625 in 2012	31,853,982	23,817,328
Deferred charges and other assets
Land and land development costs	1,545,310	1,027,957
Cash surrender value of life insurance	541,439	617,090
Restricted cash	481,003	418,307
Notes receivable, less current portion	103,132	151,861
Other assets	20,934	31,081
Total deferred charges and other assets	2,691,818	2,246,296
Total assets	$77,578,988	$57,118,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,852,337	$6,637,932
Billings in excess of costs and estimated earnings on uncompleted contracts	55,846	374,052
Current portion of notes payable	13,046,080	4,219,720
Income taxes payable	—	1,001,062
Accrued remediation costs	155,667	—
Total current liabilities	21,109,930	12,232,766
Deferred income taxes	5,982,368	4,045,820
Accrued remediation costs	900,000	—
Notes payable, less current portion	18,485,681	13,535,956
Other accrued liabilities	24,277	10,556
Total liabilities	46,502,256	29,825,098
Commitments and contingencies (notes 4 and 9)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	11,121,859	7,338,556
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	31,076,732	27,293,429
Total liabilities and stockholders’ equity	$77,578,988	$57,118,527
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012
Revenue
Electrical construction	$88,755,236	$80,432,911
Other	448,902	1,196,271
Total revenue	89,204,138	81,629,182
Costs and expenses
Electrical construction	71,680,877	56,958,270
Other	362,243	785,423
Selling, general and administrative	4,036,955	3,560,149
Depreciation	4,967,311	3,570,122
Gain on sale of property and equipment	(100,233)	(259,177)
Total costs and expenses	80,947,153	64,614,787
Total operating income	8,256,985	17,014,395
Other income (expense), net
Interest income	29,461	23,526
Interest expense	(594,632)	(348,372)
Other income, net	99,875	55,020
Total other expense, net	(465,296)	(269,826)
Income from continuing operations before income taxes	7,791,689	16,744,569
Income tax provision	3,284,647	4,783,340
Income from continuing operations	4,507,042	11,961,229
Loss from discontinued operations, net of tax benefit of $476,261 in 2013	(723,739)	—
Net income	$3,783,303	$11,961,229
Net income per share of common stock — basic and diluted
Continuing operations	$0.18	$0.47
Discontinued operations	(0.03)	—
Net income	$0.15	$0.47
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities
Net income	$3,783,303	$11,961,229
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,967,311	3,570,122
Deferred income taxes	2,088,223	3,272,513
Gain on sale of property and equipment	(100,233)	(259,177)
Loss on cash surrender value of life insurance	4,900	9,359
Other expenses	—	1,500
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(906,147)	(4,297,703)
Construction inventory	108,974	25,389
Real estate inventory	(43,428)	(4,805)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,419,790	(6,465,019)
Residential properties under construction	(1,401,268)	7,170
Income taxes receivable	(452,099)	137
Prepaid expenses and other assets	532,901	(543,443)
Land and land development costs	(517,353)	(477,957)
Restricted cash	(62,696)	(166,588)
Income taxes payable	(1,001,062)	1,001,062
Accounts payable and accrued liabilities	234,612	2,813,078
Billings in excess of costs and estimated earnings on uncompleted contracts	(318,206)	(486,690)
Accrued remediation costs	1,055,667	—
Net cash provided by operating activities	10,393,189	9,960,177
Cash flows from investing activities
Proceeds from disposal of property and equipment	374,339	342,171
Proceeds from notes receivable	38,819	40,919
Purchases of property, buildings and equipment	(12,284,557)	(8,965,938)
Proceeds from life insurance	70,751	—
Net cash used in investing activities	(11,800,648)	(8,582,848)
Cash flows from financing activities
Proceeds from notes payable	20,500,000	8,061,364
Repayments on notes payable	(4,821,623)	(4,139,092)
Installment loan repayments	(1,902,292)	(773,482)
Net cash provided by financing activities	13,776,085	3,148,790
Net increase in cash and cash equivalents	12,368,626	4,526,119
Cash and cash equivalents at beginning of year	7,845,943	3,319,824
Cash and cash equivalents at end of year	$20,214,569	$7,845,943
Supplemental disclosure of cash flow information
Interest paid	$593,621	$338,339
Income taxes paid, net	$2,173,324	$509,628
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$993,514	$119,924
Equipment funded by installment loan	$—	$7,902,877
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2011	27,813,772	$2,781,377	$18,481,683	$(4,622,673)	$(1,308,187)	$15,332,200
Net income	—	—	—	11,961,229	—	11,961,229
Balance as of December 31, 2012	27,813,772	2,781,377	18,481,683	7,338,556	(1,308,187)	27,293,429
Net income	—	—	—	3,783,303	—	3,783,303
Balance as of December 31, 2013	27,813,772	$2,781,377	$18,481,683	$11,121,859	$(1,308,187)	$31,076,732
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
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
In 2012, the Company adopted Accounting Standards Updates (“ASU”) ASU 2011-05 and ASU 2011-12, which require comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. However, comprehensive income is equivalent to net income for the Company, and therefore, the Company's accompanying financial statements do not include a Statement of Other Comprehensive Income.
Cash and Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of December 31, 2013 and 2012, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
Property, Buildings, Equipment and Depreciation
Property, buildings and equipment are stated at cost. Depreciation on property, buildings and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated on a straight-line basis over the shorter of the lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement.
In accordance with Accounting Standard Codification (“ASC”) ASC Topic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the need to record impairment losses on long-lived assets when events and circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset’s carrying value. Any resulting loss would be measured at fair value based on discounted expected cash flows.
Electrical Construction Revenue
The Company accepts contracts on a fixed price, unit price and service agreement basis. Revenue from fixed price construction contracts are recognized on the percentage-of-completion method, measured by the ratio of costs incurred to date, to the estimated total costs to be incurred for each contract. Revenue from unit price contracts and service agreements are recognized as services are performed. Unit price contracts are billed at an agreed upon price per unit of work performed. Revenue from service agreements are billed on either a man-hour or man-hour plus equipment basis. Terms of the Company’s service agreements may extend for periods beyond one year.
The Company’s contracts allow it to bill additional amounts for change orders and claims. Additionally, the Company considers a claim to be for additional work performed outside the scope of the contract, contested by the customer. Historically, claims relating to electrical construction work have not been significant. It is the Company’s policy to include revenue from change orders and claims in contract value only when they can be reliably estimated and realization is considered probable, in accordance with ASC Topic 605-35-25-30 and ASC Topic 605-35-25-31, Revenue Recognition for Construction Type Contracts.
The asset, “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenue recognized.
Contract costs include all direct material, direct labor, subcontractor costs and indirect costs related to contract performance, such as supplies, tools and equipment maintenance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
Construction Inventory
Construction inventory, which consists of specifically identified electrical construction materials, is stated at the lower of cost or market.
Real Estate Inventory
Real estate inventory, which consists of residential properties is carried at the lower of cost or estimated fair value in accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets. In accordance with ASC Topic 360-10, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its real estate inventory for either of the years ended December 31, 2013 or 2012. The Company could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on the balance sheet, if the assumptions or estimates in the fair value calculations change.
Land and Land Development Costs and Residential Properties Under Construction
The costs of a land purchase and any development expenses up to the initial construction phase of any residential property development project are recorded under the asset “land and land development costs.” Once construction commences, both the land development costs and construction costs are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is more than one year from the date of the consolidated financial statements.
In accordance with ASC Topics 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land is reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its land carrying value for either of the years ended December 31, 2013 or 2012.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Executive Long-term Incentive Plan
The Company did not issue shares pursuant to The Goldfield Corporation 1998 Executive Long-term Incentive Plan (the “1998 Plan”) in 2013 or 2012 and all previously issued common stock options were exercised prior to December 2005. The Company has not issued shares pursuant to The Goldfield Corporation 2013 Long-term Incentive Plan (the “2013 Plan”) in 2013. Therefore, the Company has no compensation expense for shares pursuant to the 1998 Plan or the 2013 Plan for the year ended December 31, 2013.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, the adequacy of the accrued remediation costs and the realizability of deferred tax assets.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically. The Company has determined the fair value of its fixed rate long-term installment notes payable to be $5.2 million using an interest rate of 2.69% (Level 2 input), which is the Company's current interest rate on borrowings. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.
Restricted Cash
The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 13.
Segment Reporting
The Company operates as a single reportable segment under ASC 280-10-50 Disclosures about Segments of an Enterprise and Related Information.
Subsequent Events
The Company evaluated subsequent events and has included certain of such events in these notes to the financial statements. The Company is not aware of any significant events that occurred subsequent to the balance sheet date, but prior to the filing of this report that would have a material impact on the Company’s consolidated financial statements, other than those that have been disclosed.

Note 2 – Costs and Estimated Earnings on Uncompleted Contracts
Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method at December 31 for the years as indicated:

	2013	2012
Costs incurred on uncompleted contracts	$31,133,132	$29,193,963
Estimated earnings	9,372,782	14,555,825
	40,505,914	43,749,788
Less billings to date	35,570,006	36,712,296
Total	$4,935,908	$7,037,492
Included in the balance sheets under the following captions
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,991,754	$7,411,544
Billings in excess of costs and estimated earnings on uncompleted contracts	(55,846)	(374,052)
Total	$4,935,908	$7,037,492
The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $1.5 million and $2.8 million as of December 31, 2013 and 2012, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.
Note 3 – Income Taxes
The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2013	2012
Current
Federal	$530,367	$1,121,521
State	268,810	389,306
	799,177	1,510,827
Deferred
Federal	2,160,082	2,755,857
State	325,388	516,656
	2,485,470	3,272,513
Total	$3,284,647	$4,783,340
The following table presents the total income tax provision for the years ended December 31 as indicated:

	2013	2012
Continuing operations	$3,284,647	$4,783,340
Discontinued operations	(476,261)	—
Total	$2,808,386	$4,783,340

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31 as indicated:

	2013	2012
Deferred tax assets
Accrued vacation	$149,439	$115,232
Acquisition costs capitalized	81,205	—
Accrued remediation costs	397,247	—
Accrued payables	42,508	310,622
Alternative minimum tax credit carryforwards	3,124	262,360
Accrued workers’ compensation	172,421	120,617
Capitalized bidding costs	162,784	83,960
Inventory adjustments	42,228	42,228
Accrued lease expense	9,135	3,972
Accrued percentage-of-completion loss	31,745	173
Other	1,034	960
Total deferred tax assets	1,092,870	940,124
Deferred tax liabilities
Deferred gain on installment notes	(25,254)	(29,917)
Tax depreciation in excess of financial statement depreciation	(6,428,352)	(4,182,720)
Total deferred tax liabilities	(6,453,606)	(4,212,637)
Total net deferred tax liabilities	$(5,360,736)	$(3,272,513)
The current deferred tax assets decreased to $622,000 as of December 31, 2013 from $773,000 as of December 31, 2012 due to the use of the alternative minimum tax credit carryforwards. The non-current deferred tax liabilities increased to $6.0 million as of December 31, 2013 from $4.0 million as of December 31, 2012 due to additional tax depreciation in excess of book depreciation. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, allowed bonus depreciation for tax purposes for 2013 and 2012.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2013 is approximately $2.8 million.
The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on its income from continuing operations for the years ended December 31 as indicated:

	2013	2012
Federal statutory rate	34.0%	34.0%
State tax rate, net of federal tax	5.0	3.6
Other non-deductible expenses	1.8	0.4
Valuation allowance	—	(10.5)
Other	1.4	1.1
Total	42.2%	28.6%

The Company has gross unrecognized tax benefits of $11,000 and $9,000 as of December 31, 2013 and December 31, 2012, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2013	2012
Balance as of January 1	$9,486	$16,772
Increase from current year tax positions	1,460	—
Increase from prior years' tax positions	—	101
Decrease from settlements with taxing authority	—	(7,387)
Balance as of December 31	$10,946	$9,486
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During the years ended December 31, 2013 and 2012, the Company recognized $1,000 and $2,000, respectively, in interest and penalties. The Company had accrued as a current liability $8,000 and $7,000 for the future payment of interest and penalties as of December 31, 2013 and 2012, respectively.
Note 4 – Discontinued Operations
Commitments and Contingencies Related to Discontinued Operations
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended all such activities in December 2002.
In June 2013, the Company received an inquiry from the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). The Company sold the Site over fifty (50) years ago. The Company completed a preliminary investigation to determine the nature and scope of environmental conditions at the Site.
The preliminary information indicates that the Company owned the Site from 1948 to 1962. A preliminary examination of the Site by the Company and the EPA, indicates that the Site includes a stable tailings impoundment that was not previously reclaimed. A preliminary analysis was completed by the Company's environmental engineering consultants. Based on their findings, the Company anticipates that while the tailings impoundment has remained stable since operations ceased at the Site, it will likely be necessary to reclaim and cover the tailings impoundment with clean material.
In February 2014, the EPA provided the Company with a formal General Notice Letter regarding its potential liability for the Site and requesting that the Company negotiate an administrative order on consent (“AOC”) to conduct a “Removal Action Alternative Analysis” for the Site. The Removal Action Alternatives Analysis will compare the costs and benefits of several potential removal action alternatives for the Site. The Company is currently undertaking the Removal Action Alternatives Analysis and is negotiating the AOC.
Although the Company and the EPA have not yet determined the precise response action required, or the timing of such action, the Company has reasonably estimated the amounts related to the probable action in accordance with ASC Topic 450-20, Loss Contingencies, and has established a contingency provision within Discontinued Operations of $1.2 million as of December 31, 2013, for this matter. The EPA has not provided additional information or response regarding the preliminary examination it performed with the Company. Accordingly, none of the following elements have been specifically determined by the Company as of December 31, 2013: the response action required, the date or range of dates to perform such response action, or the method of compliance with such response action to be required of the Company. The remaining balance of the estimated contingency provision accrued by the Company as of December 31, 2013 was $1.1 million and represents the estimated costs of the probable response action, as provided by the Company's environmental engineering consultants, as well as the anticipated legal and professional fees related to the response action. It is reasonably possible the total actual costs to be incurred at the Site in future periods may vary from this estimate, given inherent uncertainties in evaluating environmental costs, however the Company is unable to estimate the ultimate loss.

As of December 31, 2013, the Company incurred actual investigation and professional service costs of $144,000. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount.
The Company believes that the costs of this response action may be covered, in whole or in part, by insurance. The Company has advised the same insurers who paid a significant portion of the costs in connection with an EPA action in 2003, involving the Anderson-Calhoun Mine, which provided the ore milled at the Site. The insurers have accepted the defense of the claims relating to the Site, subject to certain reservation of rights as to coverage. The insurers have jointly engaged new environmental defense counsel to defend the Company with respect to the Site. Currently the Company cannot determine a reasonable estimate, or even a range of an estimate, of the insurance recoveries, if any, or when such recoveries may be paid by the insurers. There were no discontinued operations for the year ended December 31, 2012.
The following table presents the liabilities of discontinued operations, which have been reflected in the accompanying consolidated balance sheets under the caption “accrued remediation costs,” for the years ended December 31 as indicated:

	2013	2012
Accrued remediation costs current	$155,667	$—
Accrued remediation costs non-current	900,000	—
Total liabilities of discontinued operations	$1,055,667	$—
The following table presents our results of discontinued operations for the years ended December 31 as indicated:

	2013	2012
Provision for remediation costs	$(1,200,000)	$—

Loss from discontinued operations before income taxes	(1,200,000)	—
Income tax benefit	476,261	—
Loss from discontinued operations, net of tax	$(723,739)	$—
Our effective tax rate related to discontinued operations for the year ended December 31, 2013 was (39.7)%. The effective tax rate differs from the federal statutory rate of 34% for the year ended December 31, 2013 primarily due to state income taxes.
Note 5 – Property, Buildings and Equipment
The following table presents the balances of major classes of properties as of December 31 as indicated:

	Estimated useful lives in years	2013	2012
Land	—	$339,460	$339,460
Land improvements	7 - 39	261,420	265,153
Buildings and improvements	5 - 40	2,018,882	1,992,149
Leasehold improvements	7 - 13	243,349	136,346
Machinery and equipment	2 - 10	54,413,095	43,960,277
Construction in progress	—	137,382	276,568
Total		57,413,588	46,969,953
Less accumulated depreciation		25,559,606	23,152,625
Net properties, buildings and equipment		$31,853,982	$23,817,328
Management reviews the net carrying value of all properties, buildings and equipment on a regular basis to assess and determine the need for possible impairments. As a result of such review, no impairment write-down was considered necessary for the years ended December 31, 2013 and 2012.
Note 6 – 401 (k) Employee Benefits Plan
Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 100% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $213,000 and $216,000 for the years ended December 31, 2013 and 2012, respectively.
Note 7 – Accounts Payable and Accrued Liabilities
The following table presents the accounts payable and accrued liabilities as of December 31 as indicated:

	2013	2012
Accounts payable	$4,622,016	$3,994,253
Accrued bonus	1,892,518	819,869
Accrued payroll costs	641,539	447,595
Other accrued expenses	696,264	1,376,215
Total	$7,852,337	$6,637,932
Note 8 – Notes Payable
The following table presents the balances of our notes payables as of December 31 as indicated:

	Lending Institution	Maturity Date	2013	2012	Interest Rates
					2013	2012
Working Capital Loan	Branch Banking and Trust Company	June 16, 2016	$12,000,000	$—	2.19%	2.75%
$6.94 Million Equipment Loan	Branch Banking and Trust Company	February 22, 2016	3,692,772	4,931,781	2.69%	2.75%
$1.50 Million Equipment Loan	Branch Banking and Trust Company	October 17, 2016	1,097,000	1,443,000	2.69%	2.75%
$4.25 Million Equipment Loan	Branch Banking and Trust Company	September 19, 2016	3,270,000	4,250,000	2.66%	2.75%
$1.50 Million Equipment Loan (2013)	Branch Banking and Trust Company	April 22, 2017	1,428,571	—	2.66%	—%
$5.0 Million Equipment Loan	Branch Banking and Trust Company	April 22, 2018	4,814,815	—	2.66%	—%
$7.90 Million Installment Sale Contract	Caterpillar Financial Services Corporation	July 17, 2016	5,228,603	7,130,895	3.45%	3.45%
Total notes payable			31,531,761	17,755,676
Current portion of notes payable			(13,046,080)	(4,219,720)
Notes payable, less current portion			$18,485,681	$13,535,956
As of December 31, 2013, the Company, and the Company's wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), and Power Corporation of America (“PCA”), were parties to a Master Loan Agreement, dated December 16, 2013 (the “2013 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”). The 2013 Master Loan Agreement replaced all previous Bank loan agreements, which are listed in the table above, and eliminated the need to restate a loan agreement each time a new note is executed or an existing loan is renewed.
Subsequently, on January 31, 2014, the Company and its wholly owned subsidiaries; Southeast Power, Pineapple House, Bayswater, PCA and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated January 31, 2014 (the “2014 Master Loan Agreement”), which replaced all previous Bank loan agreements, including the 2013 Master Loan Agreement. The terms of the 2014 Master Loan Agreement are the same as the 2013 Master Loan Agreement, except for (i) the addition of C&C as a party to the 2014 Master Loan Agreement and (ii) the addition of a $10.0 million equipment loan (the “$10.0 Million Equipment Loan”) and a $3.5 million acquisition loan (the “$3.5 Million Acquisition Loan”), which are both described below.
All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property of the Debtors as follows: (i) machinery and equipment, including all accessions thereto, all manufacturers’ warranties, parts and tools therefor; (ii) tax refunds, Company records

(paper and electronic), rights under equipment leases, warranties and software licenses; (iii) supporting obligations; and (iv) to the extent not listed in (i) and (ii) all proceeds (cash and non-cash) and products of the foregoing.
As of December 31, 2013, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan will bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two percent 2.00% (previously 2.50%), which will be adjusted monthly and subject to a maximum of 24.00%; provided however, that upon receipt in 2014 of the Company’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, pricing will be based on the following table:

Leverage Ratio	Applicable Margin for LIBOR Loans and Letter of Credit Fees
< 1.0x ≥ 1.0x but < 1.5x ≥ 1.5x but < 2.0x ≥ 2.0x but < 2.5x ≥ 2.5x but < 3.0x	175.0 bps 200.0 bps 225.0 bps 250.0 bps 275.0 bps
“Leverage ratio” means total liabilities to tangible net worth. Pricing will be adjusted on a quarterly basis based on the table above and the Company’s quarterly financial reports with any interest rate changes taking effect in the month following receipt of the quarterly financial reports. Interest only payments are payable monthly commencing on January 16, 2014, and continuing on the same day of each month thereafter, until June 16, 2016.
Under the ancillary agreements relating to the Working Capital Loan, the Company agrees to pay an unused commitment fee on any difference between the face amount of the Working Capital Loan and the amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period. The fee will be calculated annually at the rates set forth in the table above and will be due on April 1, 2014 and the same day of each following quarter until the maturity date of the Working Capital Loan. The unused portion of the Working Capital Loan as of December 31, 2013, was $3.0 million.
Subsequently, on January 2, 2014, the Company paid down $7.0 million of the Working Capital Loan. Such amount has been reflected under the “current portion of notes payable” in the accompanying consolidated balance sheets.
With the exception of the Working Capital Loan, as described above, all the loans with the Bank bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two and one-half percent 2.50%, which is adjusted monthly and subject to a maximum interest rate of 24.00%.
As of December 31, 2013, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), are parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.90 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.90 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. The Bank and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.90 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. Borrowings outstanding under the $7.90 Million Installment Sale Contract were $5.2 million and $7.1 million as of December 31, 2013 and 2012, respectively. The $7.90 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.
Subsequently, on January 31, 2014, the Company and the Debtors, and the Bank entered into the $10.0 Million Equipment Loan and the $3.5 Million Acquisition Loan, and these loans are governed by the 2014 Master Loan Agreement and related ancillary agreements.
Under the terms of the $10.0 Million Equipment Loan, the loan accrues interest on any borrowings and is payable monthly commencing on February 28, 2014, (or such later date as any borrowings occur) until January 28, 2016. Commencing on February 28, 2016, payments of principal in the amount of 1/54th of the principal balance outstanding as of January 28, 2016, plus accrued interest will be made each month thereafter, with one final payment of all remaining principal and accrued interest due on July 28, 2020. It is anticipated that all the borrowings under the $10.0 Million Equipment Loan will be taken down prior to January 28, 2016, as permitted under the terms of the loan.
The $3.5 Million Acquisition Loan represented the partial financing of the acquisition of C&C and matures on January 28, 2019. Principal payments of $58,350, plus accrued interest will be made commencing on February 28, 2014, and payable monthly thereafter through December 28, 2018, with one final payment of all remaining principal and accrued interest due on January 28, 2019. The $3.5 Million Acquisition Loan was funded in its entirety on February 4, 2014.
Both the $10.0 Million Equipment Loan and the $3.5 Million Acquisition Loan bear interest under the same rates and specifications as those set forth above for the Working Capital Loan.
The Company’s debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation (with certain exceptions), maximum debt to tangible net worth ratio, fixed charge coverage ratio and asset coverage ratio. Other loan covenants prohibit, among other things, a change in legal form of the Company, and entering into a merger or consolidation. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank.
The schedule of payments of the notes payable as of December 31, 2013 is as follows:

2014	$13,046,080
2015	6,137,594
2016	10,723,750
2017	1,253,968
2018	370,369
Total payments of debt	$31,531,761
Note 9 – Commitments and Contingencies
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
Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013 are as follows:

2014	$196,465
2015	182,298
2016	186,706
2017	185,910
2018	181,362
2019	174,703
2020	149,208
Total minimum operating lease payments	$1,256,652
Total rent expense for the operating leases were $170,000 and $178,000 for the years ended December 31, 2013 and 2012, respectively.
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2013, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $27.5 million.
Note 10 – Income Per Share of Common Stock
Basic income per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.
As of December 31, 2013 and 2012, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2013 and 2012.
Note 11 – Common Stock Repurchase Plan
Since September 17, 2002, the Company has had a stock repurchase plan which, as last amended by the Board of Directors on September 12, 2013, permits the purchase of up to 3,500,000 shares until September 30, 2014. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2013 and December 31, 2012. As of December 31, 2013, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share) and the remaining number of shares available to be repurchased under the Repurchase Plan is 1,154,940. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.
Note 12 – Business Concentration
Credit Risks
Financial instruments, mainly within the electrical construction operations, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $14.2 million and $13.3 million as of December 31, 2013 and 2012, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts.
Customer Concentration
Revenue (in thousands of dollars) to customers exceeding 10% of the Company's total revenue for the years ended December 31 as indicated are as follows:

	2013		2012
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Customer A	$—	—	$9,135	11
Customer B	24,568	28	27,337	33
Customer C	13,787	15	—	—
Customer D	9,818	11	—	—
Customer E	—	—	14,466	18

Revenue by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2013		2012
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Transmission & foundation	$82,581	93	$77,136	95
Fiber optics	3,244	4	3,045	4
Other	2,930	3	252	—
Total	88,755	100	80,433	99
All other	449	—	1,196	1
Total revenue	$89,204	100	$81,629	100
The total of the above categories may differ from the sum of the components due to rounding.

Note 13 - Restricted Cash
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
Note 14 - Subsequent Event Acquisition of C and C Power Line, Inc.
On January 3, 2014, Power Corporation of America (“PCA”), a Florida corporation and a wholly owned subsidiary of the Company, completed its acquisition of all the issued and outstanding shares of stock of C and C Power Line, Inc., a Florida corporation (“C&C”). The purchase price was $7,250,000 in cash, subject to certain adjustments; $725,000 of such purchase price was deposited into an escrow fund to secure certain purchase price adjustments and indemnification obligations. PCA incurred acquisition costs totaling approximately $216,000 in 2013 in connection with the transaction. These acquisition costs are included under the caption “selling, general and administrative” on the Company's consolidated statements of income for the year ended December 31, 2013.
C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce. C&C has been involved in the electrical business in Florida since 1989. The acquisition of C&C will provide the Company with another platform for future growth.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based upon this evaluation, our management, including our CEO and our CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, at the reasonable assurance level.
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.
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
Changes in internal control
No changes in our internal control over financial reporting occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information concerning the directors of the Company will be contained under the heading “Proposal 1. Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, which information is incorporated herein by reference.
Our executive officers are as follows:

Name and Title	Year in which service began as officer	Age (1)
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	66
Stephen R. Wherry Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	55
John W. Davis III President, Power Corporation of America and Southeast Power Corporation	2013	40
___________________

(1)	As of February 28, 2014
Throughout the past five years, John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company, with responsibilities substantially consistent with those of their current positions.
John H. Sottile has served as Chairman of the Board of Directors since May 1998.
John W. Davis III was appointed President of Southeast Power, effective January 1, 2013, and President of Power Corporation of America, effective August 29, 2013. Mr. Davis had served as Southeast Power's Chief Operating Officer since April 2011 and as its Vice President from May 2009 to December 2012. Prior to joining Southeast Power, from January 2008 to May 2009, Mr. Davis was the General Manager of Reliable Constructors, Inc., a foundation and drilled shaft contractor.
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
Audit Committee
Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2014 Proxy Statement, which information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information concerning executive compensation and director compensation will be contained under “Executive Compensation” and “Director Compensation” in our 2014 Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning the security ownership of certain beneficial owners and management will be contained under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Proposal 1. Election of Directors” and “Director Compensation-Transactions with Related Parties” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.
Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2014 Proxy Statement, which information is incorporated herein by reference.

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
(3) Exhibits
The following exhibits are required pursuant to Item 601 of Regulation S-K:

2-1
Stock Purchase Agreement, dated as of December 27, 2013, among Charles U. Chitty, Jr., Earsel B. Goff, Robert M. Young, C and C Power Line, Inc. (a Florida corporation) and Power Corporation of America is hereby incorporated by reference to Exhibit 2-1 of the Company’s Current Report on Form 8-K dated December 27, 2013 filed with the Commission (file No. 1-7525).***

3-1
Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

3-2
Amended and Restated By-Laws of the Company are hereby incorporated by reference to Exhibit 3-1 of the Company's Current Report on Form 8-K dated December 11, 2007, heretofore filed with the Commission (file No. 1-7525).

4-1
Specimen copy of Company's Common Stock certificate is hereby incorporated by reference to Exhibit 4-5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

+10-1
The Goldfield Corporation 1998 Executive Long-term Incentive Plan is hereby incorporated by reference to Exhibit 4-3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, heretofore filed with the Commission (file No. 1-7525).

+10-2
Amended and Restated Employment Agreement dated November 1, 2001 between The Goldfield Corporation and John H. Sottile is hereby incorporated by reference to Exhibit 10-2(g) of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, heretofore filed with the Commission (file No. 1-7525).

+10-2(a)
Letter dated January 23, 2009 from John H. Sottile to the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated March 10, 2009, heretofore filed with the Commission (file No. 1-7525).

+10-2(b)
Letter dated March 18, 2010 from John H. Sottile to the Benefits and Compensation Committee of the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated March 18, 2010, heretofore filed with the Commission (file No. 1-7525).

+10-2(c)
Amendment to John H. Sottile Employment Agreement, dated April 15, 2010, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated April 15, 2010, heretofore filed with the Commission (file No. 1-7525).

+10-2(d)
Amendment to John H. Sottile Employment Agreement, dated March 22, 2011, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated March 17, 2011, heretofore filed with the Commission (file No. 1-7525).

+10-2(e)
Amendment to John H. Sottile Employment Agreement, dated July 12, 2011, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated July 12, 2011, heretofore filed with the Commission (file No. 1-7525).

+10-2(f)
Amendment to John H. Sottile Employment Agreement, dated September 28, 2011, between John H. Sottile and The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated September 28, 2011, heretofore filed with the Commission (file No. 1-7525).

+10-2(g)
Letter dated March 15, 2012 from John H. Sottile to the Benefits and Compensation Committee of the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 15, 2012, heretofore filed with the Commission (file No. 1-7525).

+10-3
Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

+10-4
Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

+10-5
The Goldfield Corporation 2013 Long-Term Incentive Plan is hereby incorporated by reference to the Company's 2013 Proxy Statement, heretofore filed with the Commission on April 29, 2013 (file No. 1-7525).

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

10-6(a)
Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $1.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated August 26, 2005, heretofore filed with the Commission (file No. 1-7525).

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

10-6(c)
Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No.1-7525).

10-6(d)
Guaranty Agreement is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

10-6(e)
Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated September 28, 2006, heretofore filed with the Commission (file No. 1-7525).

10-6(f)
Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-6(g)
Renewal Revolving Line of Credit Promissory Note (Allonge to promissory note) of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated November 25, 2008, heretofore filed with the Commission (file No. 1-7525).

10-6(h)
Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated November 27, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(i)
Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million and Addendum to Promissory Note is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(j)
Amendment to Loan Agreement, dated March 25, 2010, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc. and Oak Park of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 10-K for the period ended December 31, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(k)
Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated December 22, 2010 heretofore filed with the Commission (file No. 1-7525).

10-6(l)
Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million dated February 22, 2011, is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(m)
Addendum to Note Modification Agreement dated February 22, 2011 among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(n)
Loan Agreement, dated February 22, 2011, among The Goldfield Corporation, Southeast Power Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(o)
Security Agreement, dated February 22, 2011, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-9 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(p)
Guaranty Agreement, dated February 22, 2011, between Southeast Power, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-10 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(q)
Release of Guarantor Oak Park of Brevard, Inc. relating to Loans of up to $ 3.0 million is hereby incorporated by reference to Exhibit 10-11 of the Company's Current Report on Form 8-K dated February 22, 2011 heretofore filed with the Commission (file No. 1-7525).

10-6(r)
Confirmation Letter of Modification to Loan Agreement, dated November 8, 2011, relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(s)
Renewal Promissory Note, dated January 4, 2012, of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(t)
Addendum to Renewal Promissory Note, dated January 4, 2012, of The Goldfield Corporation relating to loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(u)
Loan Agreement, dated January 4, 2012, of The Goldfield Corporation relating to loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(v)
Modification of Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company, relating to loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(w)
Guaranty Agreement, dated January 4, 2012, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(x)
Modification of Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $3.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(y)
Renewal and Additional Advance Promissory Note dated April 17, 2012, between Southeast Power Corporation, Bayswater and Pineapple House Inc. and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(z)
Addendum To Renewal and Additional Advance Promissory Note, dated April 17, 2012, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(aa)
Loan Agreement, dated April 17, 2012, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(bb)
Modification of Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(cc)
Guaranty Agreement, dated April 17, 2012, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(dd)
Modification of Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(ee)
Letter from Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(ff)
Addendum to Loan Agreement, dated July 16, 2012, between Branch Banking and Trust Company and The Goldfield Corporation relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(gg)
Addendum to Loan Agreement, dated September 17, 2012, between Branch Banking and Trust Company and The Goldfield Corporation relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(hh)
Renewal Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-6(ii)
Addendum To Renewal and Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-6(jj)
Loan Agreement, dated January 15, 2013, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-6(kk)
Guaranty Agreement, dated January 15, 2013, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-6(ll)
Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-6(mm)
Addendum to Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-6(nn)
Security Agreement, dated December 16, 2013, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-6(oo)
Guaranty Agreement, dated December 16, 2013, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation, Power Corporation of America and Branch Banking and Trust Company relating to loans of up to $15.0 million, is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-7
Loan Agreement, dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(a)
Revolving Line of Credit Promissory Note of Southeast Power Corporation relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(b)
Guaranty Agreement, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(c)
Security Agreement, dated July 13, 2006, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-7(d)
Promissory Note of Southeast Power Corporation relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(e)
Addendum to Loan Agreement dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(f)
Security Agreement, dated December 29, 2009, between Southeast Power Corporation and Branch Banking and Trust Company and Attachment "A" to the Security Agreement dated December 29, 2009, is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(g)
Guaranty Agreement, dated December 29, 2009, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(h)
Guaranty Agreement, dated December 29, 2009, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-7(i)
Promissory Note of Southeast Power Corporation relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(j)
Addendum to Promissory Note dated February 22, 2011, among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(k)
Loan Agreement, dated February 22, 2011, among Southeast Power Corporation, The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(l)
Security Agreement, dated February 22, 2011, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(m)
Guaranty Agreement, dated February 22, 2011, between The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-7(n)
Addendum To Loan Agreement, dated April 17, 2012, of Southeast Power Corporation relating to loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-7(o)
Letter from Branch Banking and Trust Company relating to loans to Southeast Power Corporation of up to $6.94 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-7(p)
Addendum To Loan Agreement, dated July 16, 2012, of Southeast Power Corporation relating to loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-7(q)
Addendum To Loan Agreement, dated September 17, 2012, of Southeast Power Corporation relating to loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8
Collateral Trust Agreement between The Goldfield Corporation, Valley Forge Insurance Company Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated October 25, 2010, heretofore filed with the Commission (file No. 1-7525).

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

10-9(d)
Guaranty Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million, is hereby incorporated by reference to Exhibit 10-12 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

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

10-10
Financial Equipment Loan Installment Sale Contract , dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation relating to sales contract for specific equipment totaling $7.9 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(a)
Amendment to Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(b)
Guaranty Agreement to Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

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

10-11(c)
Security Agreement, dated September 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

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

10-12
Promissory Note of Southeast Power Corporation, dated April 22, 2013, relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-12(a)
Addendum to Promissory Note, dated April 22, 2013, among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-12(b)
Security Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-12(c)
Guaranty Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million, is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated April 22, 2013 heretofore filed with the Commission (file No. 1-7525).

10-13
Promissory Note of Southeast Power Corporation, dated April 22, 2013, relating to Loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-13(a)
Addendum to Promissory Note, dated April 22, 2013, among Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-13(b)
Security Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company's Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-13(c)
Guaranty Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-9 of the Company's Current Report on Form 8-K dated April 22, 2013 heretofore filed with the Commission (file No. 1-7525).

10-14
Master Loan Agreement, dated January 31, 2014, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc., Power Corporation of America and C and C Power Line Inc., and Branch Banking and Trust Company relating to all prior and new loans with Branch Banking and Trust Company as listed in Exhibit "A" of the loan document is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated January 31, 2014 heretofore filed with the Commission (file No. 1-7525).

10-15
Promissory Note of The Goldfield Corporation, dated January 31, 2014, relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-15(a)
Addendum to Promissory Note, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-15(b)
Security Agreement, dated January 31, 2014, among The Goldfield Corporation, Power Corporation of America, Bayswater Development Corporation and Pineapple House of Brevard, C and C Power Line, Inc., and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-15(c)
Guaranty Agreement, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-16
Promissory Note of The Goldfield Corporation, dated January 31, 2014, relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-16(a)
Addendum to Promissory Note, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-16(b)
Security Agreement, dated January 31, 2014, among The Goldfield Corporation, Power Corporation of America, Bayswater Development Corporation and Pineapple House of Brevard, C and C Power Line, Inc., and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-8 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-16(c)
Guaranty Agreement, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-9 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-17
The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

10-17(a)
The First Amendment to the Lease Agreement signed October 7, 2011, effective November 1, 2011 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated October 7, 2011, heretofore filed with the Commission (file No. 1-7525).

10-17(b)
The Second Amendment to the Lease Agreement signed July 29, 2013, effective November 1, 2013 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 10 to the consolidated financial statements.

*21	Subsidiaries of Registrant

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

**
These exhibits are intended to be furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference.

***
Schedules and certain exhibits to the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. These schedules and exhibits consist of (i) the Disclosure Schedules (as such term is defined in the Stock Purchase Agreement), (ii) the form of Escrow Agreement (as such term is defined in the Stock Purchase Agreement), (iii) the form of Lease (as such term is defined in the Stock Purchase Agreement) and (iv) the form of opinion of Purcell, Flanagan, Hay & Greene, P.A. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

+	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOLDFIELD CORPORATION

By:	/s/ JOHN H. SOTTILE
(John H. Sottile)

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2014.

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
John H. Sottile
Attorney-in-Fact