Form 10-Q
period 2014-03-31
GOLDFIELD CORP
filed 2014-05-15
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2014 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$7,955,879	$20,214,569
Accounts receivable and accrued billings	11,746,922	14,194,959
Costs and estimated earnings in excess of billings on uncompleted contracts	7,179,726	4,991,754
Income taxes receivable	508,033	452,099
Remediation insurance receivable	160,540	—
Current portion of notes receivable	59,886	56,829
Construction inventory	26,846	—
Real estate inventory	2,051,289	395,062
Residential properties under construction	—	1,616,916
Prepaid expenses	981,255	471,221
Deferred income taxes	480,804	621,632
Other current assets	104,662	18,147
Total current assets	31,255,842	43,033,188

Property, buildings and equipment, at cost, net of accumulated depreciation of $26,904,075 in 2014 and $25,559,606 in 2013	36,638,494	31,853,982
Deferred charges and other assets
Land and land development costs	1,550,509	1,545,310
Cash surrender value of life insurance	542,711	541,439
Restricted cash	566,108	481,003
Notes receivable, less current portion	90,266	103,132
Goodwill	101,607	—
Intangibles, net of accumulated amortization of $29,398 in 2014	984,202	—
Other assets	55,216	20,934
Total deferred charges and other assets	3,890,619	2,691,818
Total assets	$71,784,955	$77,578,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$6,711,083	$7,852,337
Billings in excess of costs and estimated earnings on uncompleted contracts	77,525	55,846
Current portion of notes payable	6,710,961	13,046,080
Accrued remediation costs	178,400	155,667
Total current liabilities	13,677,969	21,109,930
Deferred income taxes	5,983,781	5,982,368
Accrued remediation costs	978,180	900,000
Notes payable, less current portion	19,699,921	18,485,681
Other accrued liabilities	33,091	24,277
Total liabilities	40,372,942	46,502,256
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	11,457,140	11,121,859
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	31,412,013	31,076,732
Total liabilities and stockholders’ equity	$71,784,955	$77,578,988
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue
Electrical construction	$21,519,115	$22,524,301
Other	412,130	1,762
Total revenue	21,931,245	22,526,063
Costs and expenses
Electrical construction	18,328,257	17,551,892
Other	308,304	1,762
Selling, general and administrative	1,114,227	877,765
Depreciation and amortization	1,498,904	1,144,569
Gain on sale of property and equipment	(8,004)	(2,500)
Total costs and expenses	21,241,688	19,573,488
Total operating income	689,557	2,952,575
Other income (expense), net
Interest income	7,693	5,788
Interest expense	(177,813)	(130,862)
Other income, net	13,984	13,118
Total other expense, net	(156,136)	(111,956)
Income before income taxes	533,421	2,840,619
Income tax provision	198,140	1,045,111
Net income	$335,281	$1,795,508

Net income per share of common stock — basic and diluted	$0.01	$0.07
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$335,281	$1,795,508
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,498,904	1,144,569
Deferred income taxes	142,241	543,738
Gain on sale of property and equipment	(8,004)	(2,500)
(Gain) loss on cash surrender value of life insurance	(1,272)	2,063
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable and accrued billings	5,149,526	(1,554,050)
Remediation insurance receivable	(160,540)	—
Construction inventory	(21,846)	93,698
Real estate inventory	(1,656,227)	(3,385)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,155,307)	744,301
Residential properties under construction	1,616,916	(356,135)
Income taxes receivable	(55,934)	—
Prepaid expenses and other assets	(613,131)	(423,843)
Land and land development costs	(5,199)	(11,903)
Restricted cash	(85,105)	(62,512)
Income taxes payable	—	(469,832)
Accounts payable and accrued liabilities	(2,304,616)	551,384
Billings in excess of costs and estimated earnings on uncompleted contracts	(310,325)	(278,548)
Accrued remediation costs	100,913	—
Net cash provided by operating activities	1,466,275	1,712,553
Cash flows from investing activities
Proceeds from disposal of property and equipment	11,000	2,500
Proceeds from notes receivable	9,809	5,628
Purchases of property, buildings and equipment	(2,751,403)	(6,362,696)
Net cash paid for acquisition	(5,873,492)	—
Net cash used in investing activities	(8,604,086)	(6,354,568)
Cash flows from financing activities
Proceeds from notes payable	3,500,000	—
Repayments on notes payable	(8,134,978)	(538,785)
Installment loan repayments	(485,901)	(469,447)
Net cash used in financing activities	(5,120,879)	(1,008,232)
Net decrease in cash and cash equivalents	(12,258,690)	(5,650,247)
Cash and cash equivalents at beginning of period	20,214,569	7,845,943
Cash and cash equivalents at end of period	$7,955,879	$2,195,696
Supplemental disclosure of cash flow information
Interest paid	$172,752	$132,055
Income taxes paid, net	$111,833	$971,205
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$163,805	$239,914
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
Basis of Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2013, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of March 31, 2014 and December 31, 2013, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers whom the Company considers creditworthy based on timely collection history and other considerations.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, the adequacy of the accrued remediation costs, assigning fair value and allocating purchase price in connection with our business combination and the realizability of deferred tax assets.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically. The Company has determined the fair value of its fixed rate long-term installment notes payable to be $4.7 million using an interest rate of 2.69% (Level 2 input), which is the Company's current interest rate on borrowings. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.
Restricted Cash
The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 8.
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
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rate for the three months ended March 31, 2014 and 2013:

	2014	2013
Income tax provision	$198,140	$1,045,111
Effective income tax rate	37.1%	36.8%
The Company's expected tax rate for the year ending December 31, 2014, which was calculated based on the estimated annual operating results for the year, is 37.1%. The expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
The effective tax rate for the three months ended March 31, 2014 was 37.1% and reflects the annual expected tax rate. The effective tax rate for the three months ended March 31, 2013 was 36.8% and differs from the federal statutory rate of 34% primarily due to state income taxes.
The current deferred tax assets decreased to $481,000 as of March 31, 2014 from $622,000 as of December 31, 2013, due to a reduction in accrued vacation and accrued workers' compensation claims, and an increase in remediation insurance receivable for reimbursement of defense costs, as described in note 3. The non-current deferred tax liabilities remained at $6.0 million as of both March 31, 2014, and December 31, 2013.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2014 is approximately $2.8 million.
The Company has gross unrecognized tax benefits of $11,000 as of both March 31, 2014 and December 31, 2013. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 3 – Discontinued Operations
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
The preliminary information indicates that the Company owned the Site from 1947 to about 1956. A preliminary examination of the Site by the Company and the EPA, indicates that the Site includes a tailings impoundment that was not previously reclaimed. A preliminary analysis was completed by the Company's environmental engineering consultants. Based on their findings, the Company anticipates that it will likely be necessary to reclaim and cover the tailings impoundment with clean material.
In February 2014, the EPA provided the Company with a formal General Notice Letter regarding its potential liability for the Site and requesting that the Company negotiate an administrative order on consent (“AOC”) to conduct a “Removal Action Alternative Analysis” for the Site. The Removal Action Alternative Analysis compares the costs and benefits of several potential removal action alternatives for the Site. The Company has evaluated the Removal Action Alternative Analysis and negotiated the AOC. Subsequently, on May 2, 2014, the EPA and the Company entered into the AOC for the Removal Action Alternative Analysis.
Although the Company and the EPA have not yet determined the precise response action required, or the timing of such action, the Company has reasonably estimated the amounts related to the probable action in accordance with ASC Topic 450-20, Loss Contingencies, and has established a contingency provision within Discontinued Operations of $1.2 million during the year ended December 31, 2013, for this matter. None of the following elements have been specifically determined by the Company as of March 31, 2014: the response action required, the date or range of dates to perform such response action, or the method of compliance with such response action to be required of the Company. The remaining balance of the estimated contingency provision accrued by the Company as of March 31, 2014 and December 31, 2013, was $1.2 million and $1.1 million, respectively. This contingency provision represents the estimated costs of the probable response action, as provided by the Company's environmental engineering consultants, as well as the anticipated legal costs and EPA Past Response Costs of $163,000, which is to be paid as required by the EPA, within 30 days of the effective date of the AOC. It is reasonably possible the total actual costs to be incurred at the Site in future periods may vary from this estimate and, given inherent uncertainties in evaluating environmental costs, the Company is unable to estimate with certainty the ultimate loss. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount. There were no discontinued operations for either of the three months ended March 31, 2014 or 2013.
The Company believes that the costs of this response action may be covered, in whole or in part, by insurance. The Company has advised the same insurers who paid a significant portion of the costs in connection with an EPA action in 2003, involving the Anderson-Calhoun Mine, which provided the ore milled at the Site. The insurers have accepted the defense of the claims relating to the Site, subject to certain reservation of rights as to coverage. The insurers have also jointly engaged new environmental defense counsel to defend the Company with respect to the Site. In May 2014, the Company received the total reimbursement of $161,000, from the insurers for all reimbursable expenses incurred through March 31, 2014, which is the full amount of the remediation insurance receivable reflected on our balance sheet as of March 31, 2014.
The extent, if any, of insurance coverage for remediation and other expenses may ultimately be resolved in declaratory judgment litigation. On May 8, 2014, the Company commenced a declaratory judgment action in the United States District Court for the Eastern District of Washington against Fireman's Fund Insurance Company and Hartford Accident & Indemnity Company. On April 28, 2014, Fireman's Fund Insurance Company separately filed a Complaint for a declaratory judgment in the United States District Court for the Middle District of Florida, which Complaint has not been served upon the Company as of the date of this report. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.
Discontinued operations has no assets or liabilities other than those associated with the aforementioned EPA action. The following table presents the assets and liabilities of discontinued operations, which have been reflected in the accompanying consolidated balance sheets under the captions “remediation insurance receivable” and “accrued remediation costs,” as of the dates as indicated:

	March 31,	December 31,
	2014	2013
Remediation insurance receivable	$160,540	$—
Total assets of discontinued operations	$160,540	$—

Accrued remediation costs current	$178,400	$155,667
Accrued remediation costs non-current	978,180	900,000
Total liabilities of discontinued operations	$1,156,580	$1,055,667
Note 4 – Notes Payable
The following table presents the balances of our notes payables as of the dates as indicated:

	Lending Institution	Maturity Date	March 31, 2014	December 31, 2013	Interest Rates
					2014	2013
Working Capital Loan	Branch Banking and Trust Company	June 16, 2016	$5,000,000	$12,000,000	2.19%	2.19%
$6.94 Million Equipment Loan	Branch Banking and Trust Company	February 22, 2016	3,444,915	3,692,772	2.69%	2.69%
$1.50 Million Equipment Loan	Branch Banking and Trust Company	October 17, 2016	1,005,500	1,097,000	2.69%	2.69%
$4.25 Million Equipment Loan	Branch Banking and Trust Company	September 19, 2016	2,976,000	3,270,000	2.69%	2.69%
$1.50 Million Equipment Loan (2013)	Branch Banking and Trust Company	April 22, 2017	1,321,428	1,428,571	2.66%	2.66%
$5.0 Million Equipment Loan	Branch Banking and Trust Company	April 22, 2018	4,537,037	4,814,815	2.66%	2.66%
$3.50 Million Acquisition Loan	Branch Banking and Trust Company	January 28, 2019	3,383,300	—	2.19%	—%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	January 28, 2020	—	—	2.19%	—%
$7.90 Million Installment Sale Contract	Caterpillar Financial Services Corporation	July 17, 2016	4,742,702	5,228,603	3.45%	3.45%
Total notes payable			26,410,882	31,531,761
Current portion of notes payable			(6,710,961)	(13,046,080)
Notes payable, less current portion			$19,699,921	$18,485,681
As of March 31, 2014, the Company and its wholly owned subsidiaries; Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated January 31, 2014 (the “2014 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”). The terms of the 2014 Master Loan Agreement replaced all previous Bank loan agreements with respect to the notes payable to the Bank listed in the table above.

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
As of March 31, 2014, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan,” of which $5.0 million was outstanding as of March 31, 2014. The Working Capital Loan will bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two percent 2.00%, which will be adjusted monthly and subject to a maximum of 24.00%; pricing is based on the following table:

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
Under the ancillary agreements relating to the Working Capital Loan, the Company agrees to pay an unused commitment fee on any difference between the face amount of the Working Capital Loan and the amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period. The fee is calculated annually at the rates set forth in the table above and is due on April 1, 2014 and the same day of each following quarter until the maturity date of the Working Capital Loan. The unused portion of the Working Capital Loan as of March 31, 2014, was $10.0 million.
With the exception of the Working Capital Loan, the $10.0 Million Equipment Loan, and the $3.5 Million Acquisition Loan, which bear interest under the same rates and specifications as those set forth above for the Working Capital Loan, all the loans with the Bank bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two and one-half percent 2.50%, which is adjusted monthly and subject to a maximum interest rate of 24.00%.
As of March 31, 2014, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), are parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.90 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.90 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. The Bank and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.90 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. Borrowings outstanding under the $7.90 Million Installment Sale Contract were $4.7 million and $5.2 million as of March 31, 2014 and December 31, 2013, respectively. The $7.90 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.
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
Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of

March 31, 2014, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $25.9 million.
Collective Bargaining Agreements
C&C, one of the Company's electrical construction subsidiaries, is party to collective bargaining agreements with unions representing workers performing field construction operations. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. The agreements require the subsidiary to pay specified wages, provide certain benefits to their respective union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The subsidiary’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on such subsidiary’s union employee payrolls, which cannot be determined for future periods because of the number of union employees that such subsidiary employs at any given time and the plans in which it may participate vary depending on the projects it has ongoing at any time and the need for union resources in connection with those projects. If the subsidiary withdraws from, or otherwise terminates its participation in, one or more multi-employer pension plans or if the plans were to otherwise become underfunded, such subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. The Company is not aware of any amounts of withdrawal liability that have been incurred as a result of a withdrawal by C&C from any multi-employer defined benefit pension plans.
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
As of March 31, 2014 and 2013, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three months ended March 31, 2014 and 2013.
Note 7 – Customer Concentration
A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended March 31, 2014 and 2013, the three largest customers accounted for 57% and 63%, respectively, of the Company’s total revenue.
Note 8 - Restricted Cash
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
Note 9 - Acquisition of C and C Power Line, Inc.
On January 3, 2014, PCA completed its acquisition of all the issued and outstanding shares of stock of C&C. The purchase price was $7,250,000 in cash, subject to certain customary post-closing adjustments; $725,000 of such purchase price was deposited into an escrow fund to secure certain purchase price adjustments and indemnification obligations. The purchase price was funded through our Working Capital Loan and the $3.5 Million Acquisition Loan as described in note 4.
PCA incurred acquisition costs totaling approximately $266,000 as of March 31, 2014 in connection with the transaction. These acquisition costs are included under the caption “selling, general and administrative” on the Company's consolidated statements of income. For the three months ended March 31, 2014 and the year ended December 31, 2013, these acquisition costs totaled approximately $51,000 and $216,000, respectively.
C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce. C&C has been involved in the electrical business in Florida since 1989. The acquisition of C&C will provide the Company with another platform for future growth.

The following table summarizes the preliminary purchase price allocation recognized as of the closing date of January 3, 2014:

January 3, 2014
Assets
Current assets
Accounts receivable, net	$2,693,415
Other current	55,365
Total current assets	2,748,780

Machinery and equipment	3,349,880
Intangible assets	1,013,600
Goodwill	101,607
Total assets	$7,213,867

Liabilities
Accounts payable	448,296
Accrued compensation and payroll taxes	521,782
Other accrued liabilities	370,297
Total liabilities	$1,340,375

Purchase price, net of cash acquired of $1,376,508	$5,873,492
The pro forma effects on revenue and net income as if the C&C acquisition had occurred on January 1, 2013, are not material.
Note 10 - Goodwill and Other Intangible Assets Associated with the Acquisition of C&C
In connection with the acquisition of C&C as described in note 9, the Company acquired intangible assets with definite useful lives primarily consisting of trademarks and names, customer relationships and non-competition agreements and are amortized over periods from five to twenty years. The aggregate cash consideration paid, net of cash acquired, was $5.9 million, of which $102,000 was allocated to goodwill, $1.0 million to acquired other intangible assets, $3.3 million to fixed assets, $2.7 million to net current assets and $1.3 million to net liabilities assumed.
The following table presents the gross and net balances of our intangible assets as of March 31, 2014:

	March 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,607	$—	$101,607

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$860,000	$(14,334)	$845,666
Customer relationships	20	130,000	(1,626)	128,374
Non-competition agreement	5	10,000	(501)	9,499
Other	1	13,600	(12,937)	663
Total intangible assets, net		$1,013,600	$(29,398)	$984,202

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.
You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
We are a provider of electrical construction services throughout much of the United States. For the three months ended March 31, 2014, our total consolidated revenue was $21.9 million.
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”) and C and C Power Line, Inc. (“C&C”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies, and electric utilities. Southeast Power performs electrical contracting services primarily in the southeastern, mid-Atlantic and western regions of the United States. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce and has been involved in the electrical business primarily in Florida since 1989.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the year ended December 31, 2013 and the three months ended March 31, 2014, three of our customers accounted for approximately 54% and 57% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed price electrical construction contracts, the adequacy of our accrued remediation costs and deferred tax assets and liabilities. On January 3, 2014, we acquired C&C, and we consider the assignment of fair value and allocation of the purchase price in connection with our acquisition as an additional critical accounting estimate. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosure with the Audit Committee of the Board of Directors.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of March 31, 2014 and December 31, 2013, were $72,000 and $84,000, respectively. The accrued contract losses for 2014 and 2013, are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, in 2013 we established a contingency provision within Discontinued Operations of $1.2 million, relating to a pending environmental matter with respect to a mining property which we sold over fifty (50) years ago. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount. The Company is unable to estimate the total cost of the remediation.
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
As of March 31, 2014, our deferred tax assets were largely comprised of accrued vacation, accrued workers' compensation claims, capitalized costs and accrued remediation costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2014 is approximately $2.8 million.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The table below presents our operating income from continuing operations for the three months ended March 31, 2014 and 2013:

	2014	2013
Revenue
Electrical construction	$21,519,115	$22,524,301
Other	412,130	1,762
Total revenue	21,931,245	22,526,063
Costs and expenses
Electrical construction	18,328,257	17,551,892
Other	308,304	1,762
Selling, general and administrative	1,114,227	877,765
Depreciation and amortization	1,498,904	1,144,569
Gain on sale of property and equipment	(8,004)	(2,500)
Total costs and expenses	21,241,688	19,573,488
Total operating income	$689,557	$2,952,575
Operating income equals total operating revenue less operating costs and expenses including depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended March 31, 2014, decreased 2.6% to $21.9 million, from $22.5 million in 2013. This decrease was attributable to the completion of the South Texas Electric Cooperative (“STEC”) project in August 2013. The revenue from STEC was largely replaced by revenue from several large projects in the Carolinas, Florida, and Texas, as well as additional revenue from our newly acquired company, C&C.
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price contracts and the estimated value of future services that we expect to provide under our existing master service agreements (“MSAs”).
The following table presents our total backlog as of March 31, 2014 and 2013:

	Backlog as of	Backlog as of (1)
	March 31, 2014	March 31, 2013
	Total	Total
Fixed-price contracts	$23,188,331	$28,597,697
Master service agreements (MSAs)	49,938,039	31,612,167
Total	$73,126,370	$60,209,864

(1) The backlog as of March 31, 2013, has been revised to conform to the 2014 presentation of our backlog, which includes certain additional MSAs in existence as of March 31, 2013.
As of March 31, 2014, we expect approximately 49.3%, of our total backlog to be completed during 2014.
As of March 31, 2013, our total backlog included $15.1 million (25.0%) from the STEC project. Excluding the STEC project, our backlog grew to $73.1 million as of March 31, 2014 from $45.2 million as of March 31, 2013. Of the $73.1 million backlog as of March 31, 2014, $23.2 million is believed to be firm under existing project-specific fixed-price contracts and the balance represents the estimated value of future services under our existing MSAs.
Backlog is only a snap-shot at a particular point in time and is not completely determinative of total future revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the snap-shot dates. For example, our electrical construction operations revenue in 2013, exceeded our March 31, 2013 backlog by 47.4%.
As of March 31, 2014 and 2013, MSAs accounted for approximately 68.3% and 52.5% of total backlog, respectively. Going forward, we intend to intensify our efforts to grow MSA business, which generally provides longer term contracts and operating efficiencies.
Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including, but not limited to: commercial issues, regulatory requirements and adverse weather. These factors can also cause revenue amounts to be realized in periods and at levels different than originally projected. Generally, our customers are not contractually committed to specific volumes of services under our MSAs, and while we did not experience any material cancellations during the current period, most of our contracts may be terminated, typically upon 30 to 90 days notice, even if we are not in default under the contract. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies.
Operating Results
Total operating income decreased 76.6% to $0.7 million for the three months ended March 31, 2014, from $3.0 million in 2013. Electrical construction operations operating income decreased 59.9% to $1.5 million for the three months ended March 31, 2014, from $3.8 million in 2013. This decrease was mainly the result of increases in our electrical construction operations fixed and overhead costs, mainly due to our growth and expansion efforts, as well as the incorporation of our newly acquired company, C&C, to the operations. Also contributing to the decrease in operating income are project losses recognized during the three months ended March 31, 2014, mainly attributable to weather.
Operating margins on electrical construction operations decreased to 7.1% for the three months ended March 31, 2014, from 16.9% in 2013, mainly due to the aforementioned increases in electrical construction operations fixed and overhead costs, as well as project losses recognized during the three months ended March 31, 2014, mainly due to weather.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $1.7 million to $21.2 million for the three months ended March 31, 2014, from $19.6 million in 2013.
Electrical construction operations cost of goods sold increased by $0.8 million to $18.3 million for the three months ended March 31, 2014, from $17.6 million in 2013. This increase in costs was primarily attributable to the aforementioned increase in fixed and overhead costs, and to a lesser extent the project losses recognized during the three months ended March 31, 2014, mainly due to weather.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2014 and 2013:

	2014	2013
Electrical construction operations	$187,217	$36,741
Other	125,242	83,556
Corporate	801,768	757,468
Total	$1,114,227	$877,765
SG&A expenses increased 26.9% to $1.1 million for the three months ended March 31, 2014, from $0.9 million for the three months ended March 31, 2013. This increase was mainly attributable to increases in the electrical construction operations administrative expenditures, specifically professional and legal services, mainly attributable to the acquisition of C&C. Also contributing to the increase in SG&A expenses were increases in corporate administrative expenditures, mainly salaries, attributable to the Company's expansion and growth, as well as a slight increase in selling expenses during the three months ended March 31, 2014. As a percentage of revenue, SG&A expenses increased to 5.1% for 2014, from 3.9% in 2013, due primarily to the increase in SG&A expenditures during the current period.

The following table sets forth depreciation and amortization expense for the three months ended March 31, 2014 and 2013:

	2014	2013
Electrical construction operations	$1,479,600	$1,134,424
Other	2,749	2,857
Corporate	16,555	7,288
Total	$1,498,904	$1,144,569
Depreciation and amortization expense, which includes $29,000 of amortization expense for acquired intangibles, increased to $1.5 million for the three months ended March 31, 2014, from $1.1 million for the three months ended March 31, 2013, an increase of 31.0%. The increase in depreciation is mainly due to the increase in new equipment acquired, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31, 2014 and 2013:

	2014	2013
Income tax provision	$198,140	$1,045,111
Effective income tax rate	37.1%	36.8%
Our expected tax rate for the year ending December 31, 2014, which was calculated based on the estimated annual operating results for the year, is 37.1%. Our expected tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective tax rate for the three months ended March 31, 2014 was 37.1% and reflects the annual expected tax rate. Our effective tax rate for the three months ended March 31, 2013 was 36.8%, and differs from the federal statutory rate of 34% primarily due to state income taxes.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002.
In June 2013, we received an inquiry from the EPA with respect to a mining property we sold over fifty (50) years ago. We have completed a preliminary investigation to determine the nature and scope of environmental conditions at the Site. Please refer to the discussion in note 3 to the consolidated financial statements for more information regarding the Site and our discontinued operations. We had no discontinued operations for either of the three months ended March 31, 2014 or 2013.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of March 31, 2014, we had cash and cash equivalents of $8.0 million and working capital of $17.6 million, as compared to cash and cash equivalents of $20.2 million, and working capital of $21.9 million as of December 31, 2013. The decline in both cash and cash equivalents and working capital was largely attributable to a net decrease of $5.1 million in bank debt and the net payment of $5.9 million for the acquisition of C&C.
In addition to cash flow from operations, the Company has a $15.0 million revolving line of credit, of which $10.0 million was available as of March 31, 2014. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis
The following table presents our net cash flows for the three months ended March 31, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$1,466,275	$1,712,553
Net cash used in investing activities	(8,604,086)	(6,354,568)
Net cash used in financing activities	(5,120,879)	(1,008,232)
Net decrease in cash and cash equivalents	$(12,258,690)	$(5,650,247)
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as, the stages of our electrical construction projects.
Cash provided by our operating activities totaled $1.5 million for the three months ended March 31, 2014, compared to cash provided by operating activities of $1.7 million for 2013. The decrease in cash flows from operating activities was approximately $246,000, and was primarily due to the changes reflected in the items “costs and estimated earnings in excess of billings on uncompleted contracts,” “accounts payable and accrued liabilities,” and our net income offset by the changes in our “accounts receivable and accrued billings” during the current period. For the three months ended March 31, 2013, the change in “costs and estimated earnings in excess of billings on uncompleted contracts” was $744,000, compared to $(2.2 million) for the three months ended March 31, 2014, primarily due to the current status of several large projects. The change in “accounts payable and accrued liabilities,” was $551,000 for the three months ended March 31, 2013, compared to $(2.3 million) for the three months ended March 31, 2014. Net income decreased to $335,000 from $1.8 million, when comparing the three months ended March 31, 2014, to the same period in 2013, mainly attributable to the aforementioned decreases in operating income. These changes were offset by the changes in “accounts receivable and accrued billings.” The changes in our “accounts receivable and accrued billings,” which totaled an increase of $6.7 million for the three months ended March 31, 2014, compared to 2013 is mainly attributable to the receivable balance related to the STEC project as of March 31, 2013, compared to no such large balance as of March 31, 2014. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
Days of Sales Outstanding Analysis
We evaluate fluctuations in our accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, for our electrical construction operations, by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the respective quarter’s electrical construction revenue to determine sales per day. We then divide accounts receivable and accrued billings, net of allowance for doubtful accounts at the end of the period, by sales per day, to calculate DSO for accounts receivable and accrued billings. To calculate DSO for costs and estimated earnings in excess of billings, we divide costs and estimated earnings in excess of billings on uncompleted contracts, by sales per day.
For the quarters ended March 31, 2014 and 2013, our DSO for accounts receivable and accrued billings were 49 and 59, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 30 and 27, respectively. The decrease in our DSO for accounts receivable and accrued billings was mainly due to the receivable balance related to the STEC project as of March 31, 2013, compared to no such large balance as of March 31, 2014. As of May 13, 2014, we have received approximately 63.6% of our March 31, 2014 outstanding trade accounts receivable and have billed 88.5% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $112,000 for the three months ended March 31, 2014, from $971,000 for the three months ended March 31, 2013. Taxes paid for the three months ended March 31, 2014 were primarily for the estimated 2013 income tax liability, compared to taxes paid for the same period in 2013, which were primarily for the estimated 2012 income tax liability.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2014, was $8.6 million, compared to cash used in investing activities of $6.4 million for 2013. The increase in cash used in our investing activities for the three months ended March 31, 2014, when compared to 2013, is primarily due to the acquisition of C&C. On January 3, 2014, PCA completed its acquisition of C&C as described in note 9 to the consolidated financial statements. The aggregate cash consideration paid, net of cash acquired, was $5.9 million, of which $102,000 was allocated to goodwill, $1.0 million to acquired intangible assets, $3.3 million to fixed assets, $2.7 million to net current assets and $1.3 million to net liabilities assumed.

Our investing activities also included capital expenditures of $2.8 million, for the three months ended March 31, 2014. Our capital expenditures are mainly attributable to purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as expansion efforts. Our capital budget for 2014 is expected to total approximately $10.2 million, the majority of which is for upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2014, was $5.1 million, compared to cash used in financing activities of $1.0 million for 2013. Our financing activities for the three months ended March 31, 2014 consisted mainly of repayments on our Working Capital Loan of $7.0 million and net repayments on our equipment loans totaling $1.0 million, repayments on our acquisition loan of $117,000 and installment loan repayments of $486,000. These repayments were offset by borrowings on our acquisition loan of $3.5 million. Our financing activities for the three months ended March 31, 2013 consisted mainly of net repayments on our equipment loans totaling $539,000, and installment loan repayments of $469,000.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio, fixed charge coverage ratio and asset coverage ratio. We must maintain a tangible net worth of at least $20.0 million calculated annually, no more than $500,000 in outside debt (with certain exceptions), a maximum debt to tangible net worth ratio of no greater than 3.0 : 1.0, a fixed charge coverage ratio that is to equal or exceed 1.5 : 1.0 and an asset coverage ratio that is to equal or exceed 1.2 : 1.0, if the balance of the line of credit exceeds $5.0 million. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt, excluding any amounts related to the Working Capital Loan), interest expense and rental expense. The asset coverage ratio is calculated using the sum of total billed accounts receivable and cash to the outstanding balance on the line of credit. We were in compliance with all of our covenants as of March 31, 2014.
The following are computations of these most restrictive financial covenants:

		As of
	Covenant	March 31, 2014
Tangible net worth minimum	$20,000,000	$31,076,732
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	3.0 : 1.0	1.29
Fixed charge coverage ratio must equal or exceed	1.5 : 1.0	1.81
Asset coverage ratio must equal or exceed if LOC exceeds $5.0 million	1.2 : 1.0	N/A
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based upon this evaluation, our management, including our CEO and our CFO concluded that our disclosure controls and procedures were effective, as of March 31, 2014, at the reasonable assurance level.
Changes in Internal Control
No changes in our internal control over financial reporting occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For more detailed information regarding the Company's current response in this matter and pending declaratory judgment actions with respect to insurance coverage, please see the discussion set forth in note 3 to the consolidated financial statements in this form 10-Q.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Dated: May 15, 2014		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)