Form 10-Q
period 2014-06-30
GOLDFIELD CORP
filed 2014-08-14
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of August 8, 2014 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$11,420,841	$20,214,569
Accounts receivable and accrued billings	12,507,786	14,194,959
Costs and estimated earnings in excess of billings on uncompleted contracts	4,662,900	4,991,754
Income taxes receivable	616,286	452,099
Current portion of notes receivable	53,535	56,829
Real estate inventory	246,611	395,062
Residential properties under construction	—	1,616,916
Prepaid expenses	1,132,609	471,221
Deferred income taxes	743,225	621,632
Other current assets	283,469	18,147
Total current assets	31,667,262	43,033,188

Property, buildings and equipment, at cost, net of accumulated depreciation of $26,542,055 in 2014 and $25,559,606 in 2013	36,708,552	31,853,982
Deferred charges and other assets
Land and land development costs	1,326,257	1,545,310
Cash surrender value of life insurance	543,946	541,439
Restricted cash	566,179	481,003
Notes receivable, less current portion	77,166	103,132
Goodwill	101,407	—
Intangibles, net of accumulated amortization of $44,701 in 2014	969,099	—
Other assets	48,151	20,934
Total deferred charges and other assets	3,632,205	2,691,818
Total assets	$72,008,019	$77,578,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,411,530	$7,852,337
Billings in excess of costs and estimated earnings on uncompleted contracts	663,980	55,846
Current portion of notes payable	6,734,139	13,046,080
Accrued remediation costs	920,792	155,667
Total current liabilities	15,730,441	21,109,930
Deferred income taxes	6,102,420	5,982,368
Accrued remediation costs	969,686	900,000
Notes payable, less current portion	17,993,311	18,485,681
Other accrued liabilities	38,443	24,277
Total liabilities	40,834,301	46,502,256
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	11,218,845	11,121,859
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	31,173,718	31,076,732
Total liabilities and stockholders’ equity	$72,008,019	$77,578,988
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Electrical construction	$22,890,318	$20,122,325	$44,409,433	$42,646,626
Other	2,439,772	444,262	2,851,903	446,024
Total revenue	25,330,090	20,566,587	47,261,336	43,092,650
Costs and expenses
Electrical construction	19,963,568	17,743,041	38,291,826	35,294,933
Other	2,009,762	357,604	2,318,066	359,366
Selling, general and administrative	1,137,747	993,264	2,251,974	1,871,029
Depreciation and amortization	1,521,395	1,267,303	3,020,300	2,411,873
Gain on sale of property and equipment	(154,896)	(24,955)	(162,901)	(27,455)
Total costs and expenses	24,477,576	20,336,257	45,719,265	39,909,746
Total operating income	852,514	230,330	1,542,071	3,182,904
Other income (expense), net
Interest income	1,418	5,479	9,111	11,268
Interest expense	(174,682)	(154,470)	(352,494)	(285,332)
Other income, net	14,245	15,443	28,228	28,561
Total other expense, net	(159,019)	(133,548)	(315,155)	(245,503)
Income before income taxes	693,495	96,782	1,226,916	2,937,401
Income tax provision	266,443	54,589	464,583	1,099,700
Income from continuing operations	427,052	42,193	762,333	1,837,701
Loss from discontinued operations, net of tax benefit of $405,478 in 2014 and $451,560 in 2013	(665,347)	(748,440)	(665,347)	(748,440)
Net (loss) income	$(238,295)	$(706,247)	$96,986	$1,089,261

Net (loss) income per share of common stock — basic and diluted
Continuing operations	$0.02	$0.00	$0.03	$0.07
Discontinued operations	(0.03)	(0.03)	(0.03)	(0.03)
Net (loss) income per share of common stock — basic and diluted	$(0.01)	$(0.03)	$0.00	$0.04
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$96,986	$1,089,261
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,020,300	2,411,873
Deferred income taxes	(1,541)	630,872
Gain on sale of property and equipment	(162,901)	(27,455)
(Gain) loss on cash surrender value of life insurance	(2,507)	4,202
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable and accrued billings	4,251,711	1,018,802
Construction inventory	—	108,974
Real estate inventory	148,451	(43,428)
Costs and estimated earnings in excess of billings on uncompleted contracts	361,519	2,058,733
Residential properties under construction	1,616,916	(657,408)
Income taxes receivable	(164,187)	(727,875)
Prepaid expenses and other assets	(932,177)	(99,649)
Land and land development costs	219,053	134,817
Restricted cash	(85,176)	(62,576)
Income taxes payable	—	(1,001,062)
Accounts payable and accrued liabilities	(1,550,790)	37,438
Billings in excess of costs and estimated earnings on uncompleted contracts	276,130	1,755,174
Accrued remediation costs	834,811	1,200,000
Net cash provided by operating activities	7,926,598	7,830,693
Cash flows from investing activities
Proceeds from disposal of property and equipment	1,340,310	78,494
Proceeds from notes receivable	29,260	16,572
Purchases of property, buildings and equipment	(5,541,920)	(8,972,043)
Net cash paid for acquisition	(5,743,665)	—
Net cash used in investing activities	(9,916,015)	(8,876,977)
Cash flows from financing activities
Proceeds from notes payable	3,500,000	8,448,000
Repayments on notes payable	(9,328,306)	(3,198,642)
Installment loan repayments	(976,005)	(942,954)
Net cash (used in) provided by financing activities	(6,804,311)	4,306,404
Net (decrease) increase in cash and cash equivalents	(8,793,728)	3,260,120
Cash and cash equivalents at beginning of period	20,214,569	7,845,943
Cash and cash equivalents at end of period	$11,420,841	$11,106,063
Supplemental disclosure of cash flow information
Interest paid	$343,962	$284,113
Income taxes paid, net	$224,833	$1,746,205
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$115,778	$437,204
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of June 30, 2014 and December 31, 2013, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers whom the Company considers creditworthy based on timely collection history and other considerations.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically. The Company has determined the fair value of its fixed rate long-term installment notes payable to be $4.2 million using an interest rate of 2.69% (Level 2 input), which is the Company's current interest rate on borrowings. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective income tax rate from continuing operations for the three and six month periods ended June 30, as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income tax provision	$266,443	$54,589	$464,583	$1,099,700
Effective income tax rate	38.4%	56.4%	37.9%	37.4%
The Company's expected income tax rate for the year ending December 31, 2014, which was calculated based on the estimated annual operating results for the year, is 37.9%. The expected income tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
The effective income tax rates for the three and six months ended June 30, 2014 were 38.4% and 37.9%, respectively. The effective income tax rate for the three months ended June 30, 2014 differs from the expected income tax rate due to the decrease in the estimated annual operating results for the year, resulting in an increase of permanent differences which increased the expected income tax rate. The effective income tax rate for the six months ended June 30, 2014 reflects the annual expected income tax rate.
The effective income tax rates for the three and six months ended June 30, 2013 were 56.4% and 37.4%, respectively. The effective income tax rate for the three months ended June 30, 2013 differs from the 2013 expected income tax rate primarily due to the change in the 2013 estimated annual operating results for the year, resulting in an increase of permanent differences which increased the expected income tax rate. This rate change, when applied to the minimal amount of quarterly income, creates a large percentage effect on the quarterly income tax rate.
The current deferred tax assets increased to $743,000 as of June 30, 2014 from $622,000 as of December 31, 2013 due to an increase in remediation costs as described in note 3. The non-current deferred tax liabilities increased to $6.1 million as of June 30, 2014 from $6.0 million as of December 31, 2013 due to additional tax depreciation in excess of book depreciation.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2014 is approximately $3.4 million.
The Company has gross unrecognized tax benefits of $11,000 as of both June 30, 2014 and December 31, 2013. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
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
In June 2013, the Company received an inquiry from the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). The Company sold the Site over fifty (50) years ago. The Company has substantially completed an investigation to determine the nature and scope of environmental conditions at the Site.
The investigation indicates that the Company owned the Site from 1947 to about 1962. The examination of the Site by the Company and the EPA indicates that the Site includes a tailings impoundment that was not previously reclaimed. An analysis was completed by the Company's environmental consultants. Based on their findings, the Company anticipates that it will be necessary to reclaim and cover the tailings impoundment with clean material.
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
Although the Company and the EPA have not yet determined the precise response action required, or the timing of such action, the Company has reasonably estimated the amounts related to the probable action in accordance with ASC Topic 450-20, Loss Contingencies, and established a contingency provision within discontinued operations during the six months ended June 30, 2013 of $1.2 million for this matter. During the three and six months ended June 30, 2014, the Company increased its contingency provision within discontinued operations by $1.1 million. The increase for the three and six months ended June 30, 2014 is associated with amounts already expended and the estimated future costs anticipated for professional and legal costs, in excess of amounts provisioned in 2013. The increase is mainly attributable to revised estimates, as provided by the Company's environmental consultants, for the probable response action related to the Site.
None of the following elements have been specifically determined by the Company as of June 30, 2014: the response action required; the date or range of dates to perform such response action; or the method of compliance with such response action to be required of the Company.
As of June 30, 2014, the Company incurred actual investigation and professional service costs, as well as EPA past response costs, of $550,000. The balance of the estimated contingency provision accrued by the Company as of June 30, 2014 and December 31, 2013, was $1.9 million and $1.1 million, respectively. This contingency provision represents the estimated costs of the probable response action, as provided by the Company's environmental consultants, as well as the anticipated legal costs. It is reasonably possible the total actual costs to be incurred at the Site in future periods may vary from this estimate and, given inherent uncertainties in evaluating environmental costs, the Company is unable to estimate with certainty the ultimate loss.

The provision will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount.
The Company believes that the costs of this response action may be covered, in whole or in part, by insurance. The Company has advised the same insurers (Fireman's Fund Insurance Company and Hartford Accident & Indemnity Company) who paid the defense costs in connection with an EPA action in 2003, involving the Anderson-Calhoun Mine, which provided the ore milled at the Site. The insurers have accepted the defense of the claims relating to the Site, subject to certain reservation of rights as to coverage. The insurers have also jointly engaged new environmental defense counsel to defend the Company with respect to the Site. As of June 30, 2014, the Company has received a total reimbursement of $169,000 from the insurers for all reimbursable expenses incurred through April 14, 2014.
The extent, if any, of insurance coverage for remediation and other expenses may ultimately be resolved in pending declaratory judgment litigation. On April 28, 2014, Fireman's Fund Insurance Company filed a Complaint for a declaratory judgment in the United States District Court for the Middle District of Florida, seeking a declaratory judgment that, among other things, the Company was not entitled to coverage for its claim. On May 8, 2014, the Company commenced a separate action in the United States District Court for the Eastern District of Washington against Fireman's Fund Insurance Company and Hartford Accident & Indemnity Company seeking a declaratory judgment that, among other things, the Company is entitled to coverage for its claim. The Company cannot predict the extent to which its costs will ultimately be covered by insurance.
Discontinued operations has no assets or liabilities other than those associated with the aforementioned EPA action.
The following table presents the liabilities of discontinued operations, which have been reflected in the accompanying consolidated balance sheets under the caption “accrued remediation costs,” as of the dates as indicated:

	June 30,	December 31,
	2014	2013
Accrued remediation costs current	$920,792	$155,667
Accrued remediation costs non-current	969,686	900,000
Total liabilities of discontinued operations	$1,890,478	$1,055,667
The following table presents the unaudited operating results of the discontinued operations for the three and six month periods ended June 30, as indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Provision for remediation costs	$(1,070,825)	$(1,200,000)	$(1,070,825)	$(1,200,000)

Loss from discontinued operations before income taxes	(1,070,825)	(1,200,000)	(1,070,825)	(1,200,000)
Income tax benefit	(405,478)	(451,560)	(405,478)	(451,560)
Loss from discontinued operations, net of tax	$(665,347)	$(748,440)	$(665,347)	$(748,440)
The Company's effective income tax benefit rates related to discontinued operations for both the three and six month periods ended June 30, 2014, was (37.9)%. The Company's effective income tax benefit rates related to discontinued operations for both the three and six month periods ended June 30, 2013, was (37.6)%. The effective income tax benefit rates differ from the statutory rate of (34)% primarily due to state income taxes.

Note 4 – Notes Payable
The following table presents the balances of the Company's notes payables as of the dates as indicated:

	Lending Institution	Maturity Date	June 30, 2014	December 31, 2013	Interest Rates
					2014	2013
$15.0 Million Working Capital Loan	Branch Banking and Trust Company	June 16, 2016	$5,000,000	$12,000,000	2.19%	2.19%
$6.94 Million Equipment Loan	Branch Banking and Trust Company	February 22, 2016	3,197,057	3,692,772	2.69%	2.69%
$1.50 Million Equipment Loan	Branch Banking and Trust Company	October 17, 2016	914,000	1,097,000	2.69%	2.69%
$4.25 Million Equipment Loan	Branch Banking and Trust Company	September 19, 2016	2,682,000	3,270,000	2.69%	2.69%
$1.50 Million Equipment Loan (2013)	Branch Banking and Trust Company	April 22, 2017	1,214,286	1,428,571	2.65%	2.66%
$5.0 Million Equipment Loan	Branch Banking and Trust Company	April 22, 2018	4,259,259	4,814,815	2.65%	2.66%
$3.50 Million Acquisition Loan	Branch Banking and Trust Company	January 28, 2019	3,208,250	—	2.19%	—%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	—	—	—%	—%
$7.90 Million Installment Sale Contract	Caterpillar Financial Services Corporation	July 17, 2016	4,252,598	5,228,603	3.45%	3.45%
Total notes payable			24,727,450	31,531,761
Current portion of notes payable			(6,734,139)	(13,046,080)
Notes payable, less current portion			$17,993,311	$18,485,681
As of June 30, 2014, the Company and its wholly owned subsidiaries; Southeast Power Corporation (“Southeast Power”), Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated January 31, 2014 (the “2014 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”). The terms of the 2014 Master Loan Agreement replaced all previous Bank loan agreements with respect to the notes payable to the Bank listed in the table above.
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
As of June 30, 2014, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan,” of which $5.0 million was outstanding as of June 30, 2014. The Working Capital Loan will bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two percent 2.00%, which will be adjusted monthly and subject to a maximum of 24.00%; pricing is based on the following table:

Leverage Ratio	Applicable Margin for LIBOR Loans and Letter of Credit Fees	Unused Commitment Fee
< 1.0x ≥ 1.0x but < 1.5x ≥ 1.5x but < 2.0x ≥ 2.0x but < 2.5x ≥ 2.5x but < 3.0x	175.0 bps 200.0 bps 225.0 bps 250.0 bps 275.0 bps	25 bps 37.5 bps 37.5 bps 50.0 bps 50.0 bps
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
Under the ancillary agreements relating to the Working Capital Loan, the Company agrees to pay an unused commitment fee on any difference between the face amount of the Working Capital Loan and the amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period. The fee is calculated annually at the rates set forth in the table above and is due on April 1, 2014 and the same day of each following quarter until the maturity date of the Working Capital Loan. The unused portion of the Working Capital Loan as of June 30, 2014, was $10.0 million.
With the exception of the Working Capital Loan, the $10.0 Million Equipment Loan, and the $3.5 Million Acquisition Loan, which bear interest under the same rates and specifications as those set forth above for the Working Capital Loan, all the loans with the Bank bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two and one-half percent (2.50%), which is adjusted monthly and subject to a maximum interest rate of 24.00%.
As of June 30, 2014, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), are parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.90 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.90 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. The Bank and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.90 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. Borrowings outstanding under the $7.90 Million Installment Sale Contract were $4.3 million and $5.2 million as of June 30, 2014 and December 31, 2013, respectively. The $7.90 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.
The Company’s debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth; outside debt limitation (with certain exceptions); maximum debt to tangible net worth ratio; fixed charge coverage ratio; and asset coverage ratio. Other loan covenants prohibit, among other things, a change in legal form of the Company, and entering into a merger or consolidation. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank.
Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2014, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $29.7 million.
Collective Bargaining Agreements
C&C, one of the Company's electrical construction subsidiaries, is party to collective bargaining agreements with unions representing workers performing field construction operations. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. The agreements require the subsidiary to pay specified wages, provide certain benefits to their respective union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The subsidiary’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on such subsidiary’s union employee payrolls, which cannot be determined for future periods because contributions depend on, among other things, the number of union employees that such subsidiary employs at any given time; the plans in which it may participate vary depending on the projects it has ongoing at any time; and the need for union resources in connection with those projects. If the subsidiary withdraws from, or otherwise terminates its participation in, one or more multi-employer pension plans, or if the plans were to otherwise become substantially underfunded, such subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. The Company is not aware of any amounts of withdrawal liability that have been incurred as a result of a withdrawal by C&C from any multi-employer defined benefit pension plans.
Note 6 – Income (Loss) Per Share of Common Stock
Basic income (loss) per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.
As of June 30, 2014 and 2013, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of treasury stock for each of the three and six month periods ended June 30, 2014 and 2013.
Note 7 – Customer Concentration
A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended June 30, 2014 and 2013, the three largest customers accounted for 58% and 61%, respectively, of the Company’s total revenue. For the six months ended June 30, 2014 and 2013 the three largest customers accounted for 57% and 60%, respectively, of the Company’s total revenue.
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
As of June 30, 2014, the preliminary purchase price adjustments relating to indemnification obligations resulted in a decrease of the purchase price of approximately $130,000. These purchase price adjustments are presented as if the adjustments had been taken into account as of the date of the acquisition. The Company will provide the purchase price adjustments that may result based on the final net assets and net liabilities acquired. The amounts presented are provisional and remain preliminary until the end of the valuation period, January 3, 2015.
PCA incurred acquisition costs totaling approximately $317,000 through June 30, 2014 in connection with the transaction. These acquisition costs are included under the caption “selling, general and administrative” on the Company's consolidated statements of operations. For the three and six months ended June 30, 2014, these acquisition costs totaled approximately $50,000 and $101,000, respectively. The balance was incurred in 2013.
C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce. C&C has been involved in the electrical business in Florida since 1989.

The following table summarizes the preliminary purchase price allocation recognized as of June 30, 2014, which includes purchase price adjustments for the six months ended June 30, 2014:

Assets
Current assets
Accounts receivable, net	$2,564,538
Other current	54,415
Total current assets	2,618,953

Machinery and equipment	3,349,880
Intangible assets	1,013,800
Goodwill	101,407
Total assets	$7,084,040

Liabilities
Accounts payable	$448,296
Accrued compensation and payroll taxes	521,782
Other accrued liabilities	370,297
Total liabilities	$1,340,375

Purchase price, net of cash acquired of $1,376,508	$5,743,665
The pro forma effects on revenue and net income as if the C&C acquisition had occurred on January 1, 2013, are not material.
Note 10 - Goodwill and Other Intangible Assets Associated with the Acquisition of C&C
In connection with the acquisition of C&C as described in note 9, the Company acquired intangible assets with definite useful lives primarily consisting of trademarks and names, customer relationships and non-competition agreements and are amortized over periods from five to twenty years. The aggregate cash consideration paid, net of cash acquired of $1,376,508, was $5.7 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired other intangible assets, $3.3 million to fixed assets, $2.6 million to net current assets and $1.3 million to net liabilities assumed. The Company continues to assess the allocation of the purchase price to the fair values of tangible and intangible assets, as well as the estimated useful lives of the assets acquired. These values may differ from those presented in prior quarterly periods during the valuation period.
The following table presents the gross and net balances of our intangible assets as of June 30, 2014:

	June 30, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(21,333)	$618,667
Customer relationships	20	350,000	(8,750)	341,250
Non-competition agreement	5	10,000	(1,000)	9,000
Other	1	13,800	(13,618)	182
Total intangible assets, net		$1,013,800	$(44,701)	$969,099

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
Overview
We are a provider of electrical construction services throughout much of the United States. For the six months ended June 30, 2014, our total consolidated revenue was $47.3 million.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the year ended December 31, 2013 and the six months ended June 30, 2014, three of our customers accounted for approximately 54% and 57% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of June 30, 2014 and December 31, 2013, were $227,000 and $84,000, respectively. The accrued contract losses for 2014 and 2013 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, in 2013 we established a contingency provision within discontinued operations of $1.2 million, relating to a pending environmental matter with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”) which we sold over fifty (50) years ago. During the six months ended June 30, 2014, we increased the contingency provision within discontinued operations by $1.1 million. The balance of the estimated contingency provision accrued as of June 30, 2014 and December 31, 2013, was $1.9 million and $1.1 million, respectively. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount. We are unable to estimate the total cost of the remediation.
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
As of June 30, 2014, our deferred tax assets were largely comprised of accrued vacation, accrued workers' compensation claims, capitalized costs and accrued remediation costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2014 is approximately $3.4 million.
RESULTS OF OPERATIONS
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The table below presents our operating income from continuing operations for the six months ended June 30, 2014 and 2013:

	2014	2013
Revenue
Electrical construction	$44,409,433	$42,646,626
Other	2,851,903	446,024
Total revenue	47,261,336	43,092,650
Costs and expenses
Electrical construction	38,291,826	35,294,933
Other	2,318,066	359,366
Selling, general and administrative	2,251,974	1,871,029
Depreciation and amortization	3,020,300	2,411,873
Gain on sale of property and equipment	(162,901)	(27,455)
Total costs and expenses	45,719,265	39,909,746
Total operating income	$1,542,071	$3,182,904
Operating income equals total operating revenue less operating costs and expenses including depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the six months ended June 30, 2014, increased 9.7% to $47.3 million, from $43.1 million in 2013. Electrical construction operations revenue increased $1.8 million to $44.4 million, from $42.6 million in 2013, due primarily to additional revenue from our newly acquired subsidiary, C & C. Other revenue increased $2.4 million to $2.9 million, from $446,000 in 2013, due to the sale of residential properties.
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing Master Service Agreements (“MSAs”).
The below table presents our total backlog as of June 30, 2014 and 2013 along with an estimate of the backlog amounts expected to be realized within 12 months and within the total life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for additional renewals at the option of the customer. The total calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $88.6 million (46.7%) of our total estimated MSA backlog as of June 30, 2014.

	Backlog as of		Backlog as of (1)
	June 30, 2014		June 30, 2013
Electrical Construction	12 Months	Total	12 Months	Total
Project Specific Firm Contracts	$33,851,396	$33,851,396	$24,510,912	$24,510,912
Estimated Master Service Agreements (MSAs)	26,144,341	189,661,011	11,039,324	31,341,988
Total	$59,995,737	$223,512,407	$35,550,236	$55,852,900

(1) The backlog as of June 30, 2013, has been revised to conform to the 2014 presentation of our backlog, which include additional MSAs in existence as of June 30, 2013.

As of June 30, 2014, our total backlog was $223.5 million, compared to $55.9 million for the same period in 2013. Of the $223.5 million backlog as of June 30, 2014, $33.9 million is believed to be firm under existing project-specific fixed-price and maintenance contracts and the balance represents the estimated value of future services under our existing MSAs.
The increase in backlog as of June 30, 2014, is mainly attributable to MSA contracts that have been awarded to us during the second quarter of 2014. Since July 1, 2014, the Company has been awarded two other MSA contracts estimated to produce $17.9 million during the twelve months ended June 30, 2015 and $75.9 million over their total life. If the June 30, 2014 estimates above were adjusted to include these additional contracts, estimated total MSA revenue for the twelve months ended June 30, 2015 would be approximately $44.0 million and total estimated revenue over the life of the MSAs would be approximately $265.5 million.
The estimated amount of backlog for work under MSAs is calculated by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Our estimated backlog also assumes exercise of existing customer renewal options. Certain MSA's are not exclusive to the Company and, therefore, the size and amount of projects we may be awarded cannot be determined with certainty. Accordingly, the amount of future revenue from MSA contracts may vary substantially from our current estimate. Backlog is not a term recognized under U.S. generally accepted accounting principles, but is a common measurement used in our industry. While we believe that our calculation methodology is appropriate, such methodology may not be comparable to that employed by some other companies.
As of June 30, 2014 and 2013, MSAs accounted for approximately 84.9% and 56.1% of total backlog, respectively. Going forward, we plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year which allows for more consistent work load and improved operating efficiencies.
Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including, but not limited to: commercial issues, materials deficiency, regulatory requirements and adverse weather. Our customers are not contractually committed to a specific level of services under MSAs. While we did not experience any material cancellations during the current period, most contracts may be terminated, even if we are not in default under the contract.
Operating Results
Total operating income decreased 51.6% to $1.5 million for the six months ended June 30, 2014, from $3.2 million in 2013. Electrical construction operations operating income decreased 37.8% to $3.0 million for the six months ended June 30, 2014, from $4.8 million in 2013. This decrease was mainly the result of approximately $1.2 million of expenses on one project caused by unanticipated geological conditions.
Operating margins on electrical construction operations decreased to 6.8% for the six months ended June 30, 2014, from 11.3% in 2013, mainly due to the aforementioned geological issues on one project in the current period.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $5.8 million to $45.7 million for the six months ended June 30, 2014, from $39.9 million in 2013.
Electrical construction operations cost of goods sold increased by $3.0 million to $38.3 million for the six months ended June 30, 2014, from $35.3 million in 2013. This increase in costs was primarily attributable to the aforementioned project losses recognized during the six months ended June 30, 2014, mainly due to the aforementioned construction issues.
The increase in our “Other” costs and expenses of $2.0 million is due to the increase in costs attributable to the residential properties sold during the six months ended June 30, 2014. These costs totaled $2.3 million, for the six months ended June 30, 2014, compared to $359,000 in 2013.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2014 and 2013:

	2014	2013
Electrical construction operations	$296,685	$159,263
Other	307,036	213,989
Corporate	1,648,253	1,497,777
Total	$2,251,974	$1,871,029
SG&A expenses increased 20.4% to $2.3 million for the six months ended June 30, 2014, from $1.9 million for the six months ended June 30, 2013. This increase was primarily due to increases in corporate administrative expenditures, mainly salaries, attributable to the Company's expansion and growth. Also contributing to the increase in SG&A expenses were increases in electrical construction operations administrative expenditures, specifically professional and legal services, mainly attributable to the acquisition of C&C, as well as a slight increase in other selling expenses during the six months ended June 30, 2014. As a percentage of revenue, SG&A expenses increased to 4.8% for 2014, from 4.3% in 2013, due primarily to the increase in SG&A expenditures during the current period.
The following table sets forth depreciation and amortization expense for the six months ended June 30, 2014 and 2013:

	2014	2013
Electrical construction operations	$2,979,242	$2,392,290
Other	5,558	5,665
Corporate	35,500	13,918
Total	$3,020,300	$2,411,873
Depreciation and amortization expense, which includes $45,000 of amortization expense for acquired intangibles, increased to $3.0 million for the six months ended June 30, 2014, from $2.4 million for the six months ended June 30, 2013, an increase of 25.2%. The increase in depreciation is mainly due to the increase in new equipment acquired, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30, 2014 and 2013:

	2014	2013
Income tax provision	$464,583	$1,099,700
Effective income tax rate	37.9%	37.4%
Our expected income tax rate for the year ending December 31, 2014, which was calculated based on the estimated annual operating results for the year, is 37.9%. Our expected income tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective income tax rate for the six months ended June 30, 2014 was 37.9% and reflects the annual expected income tax rate. Our effective income tax rate for the six months ended June 30, 2013 was 37.4%, and differs from the federal statutory rate of 34% primarily due to state income taxes.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002.
In June 2013, we received an inquiry from the EPA with respect to the Site. We sold the Site over fifty (50) years ago. We have completed an investigation to determine the nature and scope of environmental conditions at the Site. Refer to the discussion in note 3 to the consolidated financial statements for more information regarding the Site and our discontinued operations.
The following table presents our results of discontinued operations for the six months ended June 30, 2014 and 2013:

	2014	2013
Provision for remediation costs	$(1,070,825)	$(1,200,000)

Loss from discontinued operations before income taxes	(1,070,825)	(1,200,000)
Income tax benefit	(405,478)	(451,560)
Loss from discontinued operations, net of tax	$(665,347)	$(748,440)
Our effective income tax benefit rate related to discontinued operations for the six months ended June 30, 2014 was (37.9)%. The effective income tax benefit rate differs from the statutory rate of (34)% for the six months ended June 30, 2014 primarily due to state income taxes. Our effective income tax benefit rate related to discontinued operations for the six months ended June 30, 2013 was (37.6)%. The effective income tax benefit rate differs from the statutory rate for the six months ended June 30, 2013 primarily due to state income taxes.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The table below presents our operating income from continuing operations for the three months ended June 30, 2014 and 2013:

	2014	2013
Revenue
Electrical construction	$22,890,318	$20,122,325
Other	2,439,772	444,262
Total revenue	25,330,090	20,566,587
Costs and expenses
Electrical construction	19,963,568	17,743,041
Other	2,009,762	357,604
Selling, general and administrative	1,137,747	993,264
Depreciation and amortization	1,521,395	1,267,303
Gain on sale of property and equipment	(154,896)	(24,955)
Total costs and expenses	24,477,576	20,336,257
Total operating income	$852,514	$230,330
Operating income equals total operating revenue less operating costs and expenses including depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended June 30, 2014, increased 23.2% to $25.3 million, from $20.6 million in 2013. This increase was mainly attributable to several large projects in the Carolinas, Florida, and Texas, as well as additional revenue from our newly acquired subsidiary, C&C.
Operating Results
Total operating income increased to $853,000 for the three months ended June 30, 2014, from $230,000 in 2013. Electrical construction operations operating income increased 44.6% to $1.5 million for the three months ended June 30, 2014, from $1.0 million in 2013. This increase was primarily the result of increases in our electrical construction operations revenue for the three months ended June 30, 2014, mainly due to our growth and expansion efforts, as well as the incorporation of our newly acquired subsidiary, C&C, to the operations. The growth in operating income for the three months ended June 30, 2014 was adversely affected by approximately $1.0 million of expenses on one project caused by unanticipated geological conditions.
Operating margins on electrical construction operations increased to 6.5% for the three months ended June 30, 2014, from 5.1% in 2013, mainly due to the aforementioned increases in electrical construction operations revenue.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $4.1 million to $24.5 million for the three months ended June 30, 2014, from $20.3 million in 2013.
Electrical construction operations cost of goods sold increased by $2.2 million to $20.0 million for the three months ended June 30, 2014, from $17.7 million in 2013. The increase in costs is mainly due to the increase in costs associated with the aforementioned increase in revenue for the three months ended June 30, 2014. Also contributing to the increase in expenses is the aforementioned $1.0 million of expenses on one project caused by unanticipated geological conditions.
The increase in our “Other” costs and expenses of $1.7 million is due to the increase in costs attributable to the residential properties sold during the three months ended June 30, 2014. These costs totaled $2.0 million for the three months ended June 30, 2014, compared to $358,000 in 2013.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2014 and 2013:

	2014	2013
Electrical construction operations	$109,468	$122,522
Other	181,794	130,432
Corporate	846,485	740,310
Total	$1,137,747	$993,264
SG&A expenses increased 14.5% to $1.1 million for the three months ended June 30, 2014, from $1.0 million for the three months ended June 30, 2013. This increase was primarily attributable to increases in corporate administrative expenditures, mainly salaries and professional services, attributable to our expansion and growth, as well as an increase in other selling expenses during the three months ended June 30, 2014. As a percentage of revenue, SG&A expenses decreased to 4.5% for 2014, from 4.8% in 2013, due primarily to the increase in revenue during the current period.
The following table sets forth depreciation and amortization expense for the three months ended June 30, 2014 and 2013:

	2014	2013
Electrical construction operations	$1,499,642	$1,257,866
Other	2,808	2,808
Corporate	18,945	6,629
Total	$1,521,395	$1,267,303
Depreciation and amortization expense, which includes $15,000 of amortization expense for acquired intangibles, increased to $1.5 million for the three months ended June 30, 2014, from $1.3 million for the three months ended June 30, 2013, an increase of 20.0%. The increase in depreciation is mainly due to the increase in new equipment acquired, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30, 2014 and 2013:

	2014	2013
Income tax provision	$266,443	$54,589
Effective income tax rate	38.4%	56.4%
Our expected income tax rate for the year ending December 31, 2014, which was calculated based on the estimated annual operating results for the year, is 37.9%. Our expected income tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective income tax rate for the three months ended June 30, 2014 was 38.4% and differs from the expected income tax rate due to the decrease in the estimated annual operating results for the year, resulting in an increase of permanent differences which increased the expected income tax rate. Our effective income tax rate for the three months ended June 30, 2013 was 56.4% and differs from the 2013 expected income tax rate primarily due to the change in the 2013 estimated annual operating results for the year.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002.
In June 2013, we received an inquiry from the EPA with respect to the Site. We sold the Site over fifty (50) years ago. We have completed an investigation to determine the nature and scope of environmental conditions at the Site. Refer to the discussion in note 3 to the consolidated financial statements for more information regarding the Site and our discontinued operations.
The following table presents our results of discontinued operations for the three months ended June 30, 2014 and 2013:

	2014	2013
Provision for remediation costs	$(1,070,825)	$(1,200,000)

Loss from discontinued operations before income taxes	(1,070,825)	(1,200,000)
Income tax benefit	(405,478)	(451,560)
Loss from discontinued operations, net of tax	$(665,347)	$(748,440)
Our effective income tax benefit rate related to discontinued operations for the three months ended June 30, 2014 was (37.9)%. The effective income tax benefit rate differs from the statutory rate of (34)% for the three months ended June 30, 2014 primarily due to state income taxes. Our effective income tax benefit rate related to discontinued operations for the three months ended June 30, 2013 was (37.6)%. The effective income tax benefit rate differs from the statutory rate for the three months ended June 30, 2013 primarily due to state income taxes.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of June 30, 2014, we had cash and cash equivalents of $11.4 million and working capital of $15.9 million, as compared to cash and cash equivalents of $20.2 million, and working capital of $21.9 million as of December 31, 2013. The decline in both cash and cash equivalents and working capital was largely attributable to a net decrease of $6.8 million in debt and the net payment of $5.7 million for the acquisition of C&C.
In addition to cash flow from operations, the Company has a $15.0 million revolving line of credit, of which $10.0 million was available as of June 30, 2014. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for the six months ended June 30, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$7,926,598	$7,830,693
Net cash used in investing activities	(9,916,015)	(8,876,977)
Net cash (used in) provided by financing activities	(6,804,311)	4,306,404
Net (decrease) increase in cash and cash equivalents	$(8,793,728)	$3,260,120
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $7.9 million for the six months ended June 30, 2014, compared to cash provided by operating activities of $7.8 million for 2013. The increase in cash flows from operating activities was approximately $96,000, and was primarily due to the changes reflected in the item “accounts receivable and accrued billings,” offset by the changes in “costs and estimated earnings in excess of billings on uncompleted contracts,” and “billings in excess of costs and estimated earnings on uncompleted contracts” during the current period.
For the six months ended June 30, 2014, the change in “accounts receivable and accrued billings,” was $4.3 million compared to $1.0 million for the six months ended June 30, 2013. This increase in “accounts receivable and accrued billings,” is primarily due to the decrease in the receivable balances of several large utility customers. These changes in “accounts receivable and accrued billings,” were offset by the changes in “costs and estimated earnings in excess of billings on uncompleted contracts.” The change in “costs and estimated earnings in excess of billings on uncompleted contracts,” was $362,000 for the six months ended June 30, 2014, compared to $2.1 million for the six months ended June 30, 2013, primarily due to the current status of several large projects. Also contributing to the offset were the changes in “billings in excess of costs and estimated earnings on uncompleted contracts.” The change was $276,000 in “billings in excess of costs and estimated earnings on uncompleted contracts,” for the six months ended June 30, 2014, compared to $1.8 million for the six months ended June 30, 2013. The decrease was mainly due to the balance attributable to one large project for the six months ended June 30, 2013. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
Days of Sales Outstanding Analysis
We evaluate fluctuations in our “accounts receivable and accrued billings” and “costs and estimated earnings in excess of billings on uncompleted contracts,” for our electrical construction operations, by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the respective quarter’s electrical construction revenue to determine sales per day. We then divide “accounts receivable and accrued billings,” net of allowance for doubtful accounts at the end of the period, by sales per day, to calculate DSO for “accounts receivable and accrued billings.” To calculate DSO for “costs and estimated earnings in excess of billings,” we divide “costs and estimated earnings in excess of billings on uncompleted contracts,” by sales per day.
For the quarters ended June 30, 2014 and 2013, our DSO for “accounts receivable and accrued billings” were 50 and 55, respectively, and our DSO for “costs and estimated earnings in excess of billings on uncompleted contracts” were 19 and 24, respectively. As of August 11, 2014, we have received approximately 97.2% of our June 30, 2014 outstanding trade accounts receivable and have billed 71.0% of our “costs and estimated earnings in excess of billings” balance.
Income Taxes Paid
Income tax payments decreased to $225,000 for the six months ended June 30, 2014, from $1.7 million for the six months ended June 30, 2013. Income taxes paid for the six months ended June 30, 2014 were primarily for the estimated 2013 income tax liability, compared to taxes paid for the same period in 2013, which were primarily for the estimated 2012 income tax liability.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2014, was $9.9 million, compared to cash used in investing activities of $8.9 million for 2013. The increase in cash used in our investing activities for the six months ended June 30, 2014, when compared to 2013, is primarily due to the acquisition of C&C. On January 3, 2014, PCA completed its acquisition of C&C as described in note 9 to the consolidated financial statements. The aggregate cash consideration paid, net of cash acquired, was $5.7 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired intangible assets, $3.3 million to fixed assets, $2.6 million to net current assets and $1.3 million to net liabilities assumed.
Our investing activities also included capital expenditures of $5.5 million, for the six months ended June 30, 2014. Our capital expenditures are mainly attributable to purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as expansion efforts. Our capital budget for 2014 is expected to total approximately $11.6 million, the majority of which is for upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2014, was $6.8 million, compared to cash provided by financing activities of $4.3 million for 2013. Our financing activities for the six months ended June 30, 2014 consisted mainly of repayments on our Working Capital Loan of $7.0 million, net repayments on our equipment loans totaling $2.0 million, repayments on our acquisition loan of $292,000 and installment loan repayments of $976,000. These repayments were offset by borrowings on our acquisition loan of $3.5 million. Our financing activities for the six months ended June 30, 2013 consisted mainly of net borrowings on our equipment loans totaling $6.4 million and borrowings on our Working Capital Loan of $2.0 million, offset by net repayments on our Working Capital Loan of $2.0 million, on our equipment loans totaling $1.2 million and on our installment loan of $943,000.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio; fixed charge coverage ratio; and asset coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated annually; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 3.0 : 1.0; a fixed charge coverage ratio that is to equal or exceeds; 1.5 : 1.0; and an asset coverage ratio that is to equal or exceeds 1.2 : 1.0, if the balance of the line of credit exceeds $5.0 million. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt, excluding any amounts related to the Working Capital Loan), interest expense and rental expense. The asset coverage ratio is calculated using the sum of total billed accounts receivable and cash to the outstanding balance on the line of credit.
Our minimum tangible net worth and fixed charge coverage ratios are measured annually and were reported on our most recent annual report on Form 10-K. The ratio amounts reported on our Form 10-K for the year ended December 31, 2013, will be the ratios reported for our 2014 quarterly filings. The remaining financial ratios, outside debt limitation, maximum debt to tangible net worth and the asset coverage ratios are all calculated on a quarterly basis, although the asset coverage ratio is only applicable when the balance of the line of credit or Working Capital Loan exceeds $5.0 million as of the reporting period. We were in compliance with all of our covenants as of June 30, 2014.
The following are computations of these most restrictive financial covenants:

Covenants Measured at Year End:	Covenant	Current
Tangible net worth minimum	$20,000,000	$31,076,732
Fixed charge coverage ratio must equal or exceed	1.5 : 1.0	1.81 : 1.0
Covenants Measured at Quarter End:
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	3.0 : 1.0	1.31 : 1.0
Asset coverage ratio must equal or exceed if LOC exceeds $5.0 million	1.2 : 1.0	N/A
Forecast
We anticipate our cash on hand and cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures, for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to: a decline in demand for electrical construction services; general economic conditions; heightened competition; availability of construction materials; increased interest rates; and adverse weather conditions.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of June 30, 2014, at the reasonable assurance level.
Changes in Internal Control
No changes in our internal control over financial reporting occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Dated: August 14, 2014		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
32-1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32-2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document