Form 10-Q
period 2014-09-30
GOLDFIELD CORP
filed 2014-11-12
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of November 6, 2014 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$9,090,280	$20,214,569
Accounts receivable and accrued billings	10,819,860	14,194,959
Costs and estimated earnings in excess of billings on uncompleted contracts	8,894,970	4,991,754
Income taxes receivable	162,560	452,099
Current portion of notes receivable	57,281	56,829
Real estate inventory	—	395,062
Residential properties under construction	—	1,616,916
Prepaid expenses	876,370	471,221
Deferred income taxes	940,118	621,632
Other current assets	256,905	18,147
Total current assets	31,098,344	43,033,188

Property, buildings and equipment, at cost, net of accumulated depreciation of $27,909,865 in 2014 and $25,559,606 in 2013	36,529,214	31,853,982
Deferred charges and other assets
Land and land development costs	2,096,389	1,545,310
Cash surrender value of life insurance	545,200	541,439
Restricted cash	566,251	481,003
Notes receivable, less current portion	63,782	103,132
Goodwill	101,407	—
Intangibles, net of accumulated amortization of $60,255 in 2014	953,545	—
Other assets	38,677	20,934
Total deferred charges and other assets	4,365,251	2,691,818
Total assets	$71,992,809	$77,578,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,055,346	$7,852,337
Billings in excess of costs and estimated earnings on uncompleted contracts	310,199	55,846
Current portion of notes payable	6,757,466	13,046,080
Accrued remediation costs	1,509,474	155,667
Total current liabilities	16,632,485	21,109,930
Deferred income taxes	6,544,836	5,982,368
Accrued remediation costs	129,935	900,000
Notes payable, less current portion	16,282,313	18,485,681
Other accrued liabilities	43,797	24,277
Total liabilities	39,633,366	46,502,256
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	12,404,570	11,121,859
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	32,359,443	31,076,732
Total liabilities and stockholders’ equity	$71,992,809	$77,578,988
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Electrical construction	$22,111,299	$23,308,530	$66,520,732	$65,955,156
Other	548,052	1,762	3,399,954	447,786
Total revenue	22,659,351	23,310,292	69,920,686	66,402,942
Costs and expenses
Electrical construction	17,849,577	18,590,749	56,141,402	53,885,682
Other	420,331	1,762	2,738,397	361,128
Selling, general and administrative	997,214	1,075,834	3,249,188	2,946,863
Depreciation and amortization	1,495,141	1,281,946	4,515,441	3,693,818
(Gain) loss on sale of property and equipment	(161,035)	27,888	(323,936)	433
Total costs and expenses	20,601,228	20,978,179	66,320,492	60,887,924
Total operating income	2,058,123	2,332,113	3,600,194	5,515,018
Other income (expense), net
Interest income	7,647	6,238	16,758	17,506
Interest expense	(163,632)	(159,065)	(516,127)	(444,398)
Other income, net	11,830	57,479	40,059	86,040
Total other expense, net	(144,155)	(95,348)	(459,310)	(340,852)
Income before income taxes	1,913,968	2,236,765	3,140,884	5,174,166
Income tax provision	728,243	955,108	1,192,826	2,054,808
Income from continuing operations	1,185,725	1,281,657	1,948,058	3,119,358
Loss from discontinued operations, net of tax benefit of $405,478 in 2014 and $451,560 in 2013	—	—	(665,347)	(748,440)
Net income	$1,185,725	$1,281,657	$1,282,711	$2,370,918

Net income per share of common stock — basic and diluted
Continuing operations	$0.05	$0.05	$0.08	$0.12
Discontinued operations	—	—	(0.03)	(0.03)
Net income per share of common stock — basic and diluted	$0.05	$0.05	$0.05	$0.09
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$1,282,711	$2,370,918
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,515,441	3,693,818
Deferred income taxes	243,982	1,409,370
(Gain) loss on sale of property and equipment	(323,936)	433
(Gain) loss on cash surrender value of life insurance	(3,761)	5,776
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable and accrued billings	5,939,637	(150,577)
Construction inventory	—	108,974
Real estate inventory	395,062	(43,428)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,870,551)	2,019,262
Residential properties under construction	1,616,916	(1,001,531)
Income taxes receivable	289,539	(949,474)
Prepaid expenses and other assets	(639,900)	232,977
Land and land development costs	(551,079)	(511,967)
Restricted cash	(85,248)	(62,636)
Income taxes payable	—	(1,001,062)
Accounts payable and accrued liabilities	(1,170,886)	367,431
Billings in excess of costs and estimated earnings on uncompleted contracts	(77,651)	700,701
Accrued remediation costs	583,742	1,128,682
Net cash provided by operating activities	8,144,018	8,317,667
Cash flows from investing activities
Proceeds from disposal of property and equipment	1,701,819	221,930
Proceeds from notes receivable	38,898	29,691
Purchases of property, buildings and equipment	(6,773,377)	(10,299,251)
Net cash paid for acquisition	(5,743,665)	—
Proceeds from life insurance	—	70,751
Net cash used in investing activities	(10,776,325)	(9,976,879)
Cash flows from financing activities
Proceeds from notes payable	3,500,000	8,500,000
Repayments on notes payable	(10,521,633)	(3,933,652)
Installment loan repayments	(1,470,349)	(1,420,557)
Net cash (used in) provided by financing activities	(8,491,982)	3,145,791
Net (decrease) increase in cash and cash equivalents	(11,124,289)	1,486,579
Cash and cash equivalents at beginning of period	20,214,569	7,845,943
Cash and cash equivalents at end of period	$9,090,280	$9,332,522
Supplemental disclosure of cash flow information
Interest paid	$505,620	$444,688
Income taxes paid, net	$253,857	$2,144,414
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$385,044	$750,058
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of September 30, 2014 and December 31, 2013, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers whom the Company considers creditworthy based on timely collection history and other considerations.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically. The Company has determined the fair value of its fixed rate long-term installment notes payable to be $3.7 million using an interest rate of 2.69% (Level 2 input), which is the Company's current interest rate on borrowings. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.
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
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective income tax rate from continuing operations for the three and nine month periods ended September 30, as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income tax provision	$728,243	$955,108	$1,192,826	$2,054,808
Effective income tax rate	38.0%	42.7%	38.0%	39.7%
The Company's expected income tax rate for the year ending December 31, 2014, which was calculated based on the estimated annual operating results for the year, is 38.0%. The expected income tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
The effective income tax rates for the three and nine months ended September 30, 2014 were both 38.0% and reflect the annual expected income tax rate.
The effective income tax rates for the three and nine months ended September 30, 2013 were 42.7% and 39.7%, respectively. The effective income tax rate for the three months ended September 30, 2013 differs from the 2013 expected income tax rate primarily due to the change in the 2013 estimated annual operating results for the year resulting in an increase of permanent differences which increased the expected tax rate. The effective income tax rate for the nine months ended September 30, 2013 reflects the 2013 expected income tax rate.
The current deferred tax assets increased to $940,000 as of September 30, 2014 from $622,000 as of December 31, 2013 due to an increase in current remediation costs. The non-current deferred tax liabilities increased to $6.5 million as of September 30, 2014 from $6.0 million as of December 31, 2013 due to additional tax depreciation in excess of book depreciation and the reduction in non-current remediation costs.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2014 is approximately $3.0 million.
The Company has gross unrecognized tax benefits of $11,000 as of both September 30, 2014 and December 31, 2013. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary.
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
In June 2013, the Company received an inquiry from the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). The Company sold the Site over fifty years ago. The Site includes a tailings impoundment that was not previously reclaimed.
Effective September 15, 2014, the Company entered into an Administrative Order on Consent (“AOC”) with the EPA. Pursuant to the AOC, the Company agreed to undertake certain remediation actions at the Site, which work has commenced and is expected to be completed in the second quarter of 2015. The contract price for this work is $1.3 million. This amount does not include certain other charges, such as potential change orders, environmental oversight costs and other direct and indirect costs.
Based on the foregoing, the Company has reasonably estimated the amounts related to this response action in accordance with ASC Topic 450-20, Loss Contingencies, and established a contingency provision within discontinued operations. As of September 30, 2014 the balance of the estimated contingency provision accrued by the Company was $1.6 million, compared to $1.1 million, as of December 31, 2013. This contingency provision represents the estimated costs of the response action, as provided by the Company's environmental consultants, as well as the anticipated legal costs. It is reasonably possible the total actual costs to be incurred at the Site in future periods may vary from this estimate and, given inherent uncertainties in evaluating environmental costs, the Company is unable to estimate with certainty the ultimate loss. The provision will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount. The costs provisioned for future expenditures related to this environmental obligation are not discounted to present value.
The Company believes that the costs of this response action may be covered, in part, by insurance. The Company has advised the insurers (Fireman's Fund Insurance Company and Hartford Accident & Indemnity Company), which have accepted the defense of the claims relating to the Site, subject to certain reservation of rights as to coverage. As of September 30, 2014, the Company has received a total reimbursement of $169,000 from the insurers for all reimbursable expenses incurred through April 14, 2014.
The extent, if any, of insurance coverage for remediation and other expenses may ultimately be resolved in pending declaratory judgment litigation or settlements with respect thereto. On April 28, 2014, Fireman's Fund Insurance Company filed a Complaint for a declaratory judgment in the United States District Court for the Middle District of Florida, seeking a declaratory judgment that, among other things, the Company was not entitled to coverage for its claim and seeking reimbursement for defense costs. On May 8, 2014, the Company commenced a separate declaratory judgment action in the United States District Court for the Eastern District of Washington against the insurers, which has been ordered transferred to the Middle District of Florida in view of the previously filed action in that jurisdiction. On October 24, 2014, the insurers filed a consolidated complaint for declaratory judgment in the Florida case.
On November 11, 2014, the Company and one of the insurers entered into a settlement providing, among other things, for dismissal of their actions against each other, the exchange of releases and payment by such insurer to the Company of $225,000 and certain unreimbursed expenses. The contingency provision as of September 30, 2014, has not been adjusted for payment of any settlement amounts.

As of September 30, 2014 and December 31, 2013, respectively, discontinued operations had no liabilities other than the accrued remediation costs associated with the aforementioned EPA action.
The following table reflects the accrued remediation costs as of the dates as indicated:

	September 30,	December 31,
	2014	2013
Accrued remediation costs current	$1,509,474	$155,667
Accrued remediation costs non-current	129,935	900,000
Total accrued remediation costs	$1,639,409	$1,055,667
The following table presents the unaudited operating results of the discontinued operations for the three and nine month periods ended September 30, as indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Provision for remediation costs	$—	$—	$(1,070,825)	$(1,200,000)

Loss from discontinued operations before income taxes	—	—	(1,070,825)	(1,200,000)
Income tax benefit	—	—	(405,478)	(451,560)
Loss from discontinued operations, net of tax	$—	$—	$(665,347)	$(748,440)
The Company's effective income tax benefit rates related to discontinued operations for both the three and nine month periods ended September 30, 2014, was (37.9)%. The Company's effective income tax benefit rates related to discontinued operations for both the three and nine month periods ended September 30, 2013, was (37.6)%. The effective income tax benefit rates differ from the statutory rate of (34)% primarily due to state income taxes.

Note 4 – Notes Payable
The following table presents the balances of the Company's notes payables as of the dates as indicated:

	Lending Institution	Maturity Date	September 30, 2014	December 31, 2013	Interest Rates
					2014	2013
$15.0 Million Working Capital Loan	Branch Banking and Trust Company	June 16, 2016	$5,000,000	$12,000,000	2.19%	2.19%
$6.94 Million Equipment Loan	Branch Banking and Trust Company	February 22, 2016	2,949,200	3,692,772	2.69%	2.69%
$1.50 Million Equipment Loan	Branch Banking and Trust Company	October 17, 2016	822,500	1,097,000	2.69%	2.69%
$4.25 Million Equipment Loan	Branch Banking and Trust Company	September 19, 2016	2,388,000	3,270,000	2.69%	2.69%
$1.50 Million Equipment Loan (2013)	Branch Banking and Trust Company	April 22, 2017	1,107,143	1,428,571	2.65%	2.66%
$5.0 Million Equipment Loan	Branch Banking and Trust Company	April 22, 2018	3,981,482	4,814,815	2.65%	2.66%
$3.50 Million Acquisition Loan	Branch Banking and Trust Company	January 28, 2019	3,033,200	—	2.19%	—%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	—	—	—%	—%
$7.90 Million Installment Sale Contract	Caterpillar Financial Services Corporation	July 17, 2016	3,758,254	5,228,603	3.45%	3.45%
Total notes payable			23,039,779	31,531,761
Current portion of notes payable			(6,757,466)	(13,046,080)
Notes payable, less current portion			$16,282,313	$18,485,681
As of September 30, 2014, the Company and its wholly owned subsidiaries; Southeast Power Corporation (“Southeast Power”), Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated January 31, 2014 (the “2014 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”). The terms of the 2014 Master Loan Agreement replaced all previous Bank loan agreements with respect to the notes payable to the Bank listed in the table above.
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
As of September 30, 2014, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan,” of which $5.0 million was outstanding as of September 30, 2014. The Working Capital Loan will bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two percent 2.00%, which will be adjusted monthly and subject to a maximum of 24.00%; pricing is based on the following table:

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
Under the ancillary agreements relating to the Working Capital Loan, the Company agrees to pay an unused commitment fee on any difference between the face amount of the Working Capital Loan and the amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period. The fee is calculated annually at the rates set forth in the table above and is due on April 1, 2014 and the same day of each following quarter until the maturity date of the Working Capital Loan. The unused portion of the Working Capital Loan as of September 30, 2014, was $10.0 million.
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
As of September 30, 2014, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), are parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.90 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.90 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. The Bank and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.90 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. Borrowings outstanding under the $7.90 Million Installment Sale Contract were $3.8 million and $5.2 million as of September 30, 2014 and December 31, 2013, respectively. The $7.90 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.
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
Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2014, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $50.3 million.
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
As of September 30, 2014 and 2013, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of treasury stock for each of the three and nine month periods ended September 30, 2014 and 2013.
Note 7 – Customer Concentration
A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended September 30, 2014 and 2013, the three largest customers accounted for 55% and 63%, respectively, of the Company’s total revenue. For the nine months ended September 30, 2014 and 2013 the three largest customers accounted for 56% and 59%, respectively, of the Company’s total revenue.
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
As of September 30, 2014, the preliminary purchase price adjustments relating to indemnification obligations resulted in a decrease of the purchase price of approximately $130,000. These purchase price adjustments are presented as if the adjustments had been taken into account as of the date of the acquisition. The Company will provide the purchase price adjustments that may result based on the final net assets and net liabilities acquired. The amounts presented are provisional and remain preliminary until the end of the valuation period, January 3, 2015.
PCA incurred acquisition costs totaling approximately $322,000 through September 30, 2014 in connection with the transaction. These acquisition costs are included under the caption “selling, general and administrative” on the Company's consolidated statements of income. For the three and nine months ended September 30, 2014, these acquisition costs totaled approximately $5,000 and $106,000, respectively. The balance was incurred in 2013.
C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce. C&C has been involved in the electrical business in Florida since 1989.

The following table summarizes the preliminary purchase price allocation recognized as of September 30, 2014, which includes purchase price adjustments for the nine months ended September 30, 2014:

Assets
Current assets
Accounts receivable, net	$2,564,538
Other current assets	54,415
Total current assets	2,618,953

Machinery and equipment	3,349,880
Intangible assets	1,013,800
Goodwill	101,407
Total assets	$7,084,040

Liabilities
Accounts payable	$448,296
Accrued compensation and payroll taxes	521,782
Other accrued liabilities	370,297
Total liabilities	$1,340,375

Purchase price, net of cash acquired of $1,376,508	$5,743,665
The pro forma effects on revenue and net income as if the C&C acquisition had occurred on January 1, 2013, are not material.
Note 10 - Goodwill and Other Intangible Assets Associated with the Acquisition of C&C
In connection with the acquisition of C&C, as described in note 9, the Company acquired intangible assets with definite useful lives primarily consisting of trademarks and names, customer relationships and non-competition agreements and are amortized over periods from five to twenty years. The aggregate cash consideration paid, net of cash acquired of $1,376,508, was $5.7 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired other intangible assets, $3.3 million to fixed assets, $2.6 million to net current assets and $1.3 million to net liabilities assumed. The Company continues to assess the allocation of the purchase price to the fair values of tangible and intangible assets, as well as the estimated useful lives of the assets acquired. These values may differ from those presented in prior quarterly periods during the valuation period.
The following table presents the gross and net balances of our intangible assets as of September 30, 2014:

	September 30, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(32,000)	$608,000
Customer relationships	20	350,000	(13,125)	336,875
Non-competition agreement	5	10,000	(1,500)	8,500
Other	1	13,800	(13,630)	170
Total intangible assets, net		$1,013,800	$(60,255)	$953,545

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
Overview
We are a provider of electrical construction services throughout much of the United States. For the nine months ended September 30, 2014, our total consolidated revenue was $69.9 million.
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”) and C and C Power Line, Inc. (“C&C”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers, and the installation of fiber optic cable for fiber optic cable manufacturers, telecommunication companies, and electric utilities. Southeast Power performs electrical contracting services primarily in the southeast and mid-atlantic regions of the United States and in Texas. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce and has been involved in the electrical business primarily in Florida since 1989.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the nine months ended September 30, 2014 and for the year ended December 31, 2013, three of our customers accounted for approximately 56% and 54% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
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
Percentage of Completion
We recognize revenue from fixed price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total cost incurred to date, in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, is impacted by several factors including, but not limited to: changes in productivity and scheduling, the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), customer needs, customer delays in providing approvals and materials, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials, and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Due to our experience and our detailed approach in determining our cost estimates for all of our significant projects, we believe our estimates to be highly reliable. However, our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of September 30, 2014 and December 31, 2013, were $53,000 and $84,000, respectively. The accrued contract losses for 2014 and 2013 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, in 2013 we established a contingency provision within discontinued operations of $1.2 million, relating to a pending environmental matter with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”) which we sold over fifty years ago. During the nine months ended September 30, 2014, we increased the contingency provision within discontinued operations by $1.1 million. The balance of the estimated contingency provision accrued as of September 30, 2014 and December 31, 2013, was $1.6 million and $1.1 million, respectively. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount.
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
As of September 30, 2014, our deferred tax assets were largely comprised of accrued vacation, accrued workers' compensation claims, capitalized costs and accrued remediation costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2014 is approximately $3.0 million.
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The table below presents our operating income from continuing operations for the nine months ended September 30, 2014 and 2013:

	2014	2013
Revenue
Electrical construction	$66,520,732	$65,955,156
Other	3,399,954	447,786
Total revenue	69,920,686	66,402,942
Costs and expenses
Electrical construction	56,141,402	53,885,682
Other	2,738,397	361,128
Selling, general and administrative	3,249,188	2,946,863
Depreciation and amortization	4,515,441	3,693,818
(Gain) loss on sale of property and equipment	(323,936)	433
Total costs and expenses	66,320,492	60,887,924
Total operating income	$3,600,194	$5,515,018
Operating income equals total operating revenue less operating costs and expenses including depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the nine months ended September 30, 2014, increased 5.3% to $69.9 million, from $66.4 million in 2013. Electrical construction operations revenue increased $566,000 to $66.5 million, from $66.0 million in 2013, due primarily to additional revenue from our acquisition of C & C. Other revenue increased $3.0 million to $3.4 million, from $448,000 in 2013, due to the sale of residential properties. The significant increase in Master Service Agreements during the period has not impacted revenue for the period ended September 30, 2014, as more fully discussed under “Backlog” below.
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing Master Service Agreements (“MSAs”).
The below table presents our total backlog as of September 30, 2014 and 2013 along with an estimate of the backlog amounts expected to be realized within 12 months and within the total life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for additional renewals at the option of the customer. The total calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $119.3 million (48.5%) of our total estimated MSA backlog as of September 30, 2014.

	Backlog as of		Backlog as of (1)
	September 30, 2014		September 30, 2013
Electrical Construction	12 Months	Total	12 Months	Total
Project Specific Firm Contracts	$39,823,589	$41,345,422	$22,355,054	$22,355,054
Estimated Master Service Agreements (MSAs)	47,584,962	245,941,406	12,785,427	31,180,007
Total	$87,408,551	$287,286,828	$35,140,481	$53,535,061

(1) The backlog as of September 30, 2013, has been revised to conform to the 2014 presentation of our backlog, which include additional MSAs in existence as of September 30, 2013.

As of September 30, 2014, our total backlog was $287.3 million, compared to $53.5 million for the same period in 2013. Of the $287.3 million backlog as of September 30, 2014, $41.3 million is believed to be firm under existing project-specific fixed-price and maintenance contracts and the balance represents the estimated value of future services under our existing MSAs.
The increase in backlog as of September 30, 2014, is mainly attributable to MSA contracts that have been awarded to us during the second and third quarters of 2014. In the second and third quarters of 2014, 12-month MSA backlog increased by approximately $31.1 million (183% ) from December 31, 2013. Because of the recent signing of the MSAs and delay in the start of specific construction projects, the new MSAs did not, in large part, impact revenue for the three and nine month periods ended September 30, 2014.
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
As of September 30, 2014 and 2013, MSAs accounted for approximately 85.6% and 58.2% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year which allows for more consistent work load and improved operating efficiencies.
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
Operating Results
Total operating income decreased 34.7% to $3.6 million for the nine months ended September 30, 2014, from $5.5 million in 2013. Electrical construction operations operating income decreased 28.1% to $5.9 million for the nine months ended September 30, 2014, from $8.2 million in 2013. This decrease was mainly the result of approximately $1.3 million of expenses, (largely incurred in the second quarter ended June 30, 2014) on one project caused by unanticipated geological conditions, and to a lesser extent increases in our electrical construction operations fixed and overhead costs, mainly due to our growth and expansion efforts.
Operating margins on electrical construction operations decreased to 8.8% for the nine months ended September 30, 2014, from 12.4% in 2013, mainly due to the aforementioned unanticipated expenses on one project in the second quarter of 2014, as well as increases in our electrical construction operations fixed and overhead costs.
Costs and Expenses
Total costs and expenses, and the components thereof, increased by $5.4 million to $66.3 million for the nine months ended September 30, 2014, from $60.9 million in 2013.
Electrical construction operations costs of sales increased by $2.3 million to $56.1 million for the nine months ended September 30, 2014, from $53.9 million in 2013. This increase in costs was primarily attributable to the aforementioned project losses recognized during the nine months ended September 30, 2014, mainly due to the aforementioned construction issues. Also contributing to the increase in costs during the nine months ended September 30, 2014 are increases in our electrical construction operations fixed and overhead costs, mainly due to our growth and expansion efforts.
The increase in our “Other” costs and expenses of $2.4 million is mainly due to the costs of sales attributable to the residential properties sold during the nine months ended September 30, 2014. These costs totaled $2.7 million, for the nine months ended September 30, 2014, compared to $361,000 in 2013.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2014 and 2013:

	2014	2013
Electrical construction operations	$369,039	$208,692
Other	412,421	301,357
Corporate	2,467,728	2,436,814
Total	$3,249,188	$2,946,863

SG&A expenses increased 10.3% to $3.2 million for the nine months ended September 30, 2014, from $2.9 million for the nine months ended September 30, 2013. This increase was primarily due to increases in electrical construction operations expenditures, primarily professional and legal services, mainly attributable to the acquisition of C&C. Also contributing to the increase in SG&A expenses were increases in other selling expenses, due to the sale of residential properties during the nine months ended September 30, 2014. As a percentage of revenue, SG&A expenses increased to 4.6% for 2014, from 4.4% in 2013, due primarily to the increase in SG&A expenditures during the current period.
The following table sets forth depreciation and amortization expense for the nine months ended September 30, 2014 and 2013:

	2014	2013
Electrical construction operations	$4,450,733	$3,664,584
Other	10,134	8,419
Corporate	54,574	20,815
Total	$4,515,441	$3,693,818
Depreciation and amortization expense, which includes $60,000 of amortization expense for acquired intangibles, increased to $4.5 million for the nine months ended September 30, 2014, from $3.7 million for the nine months ended September 30, 2013, an increase of 22.2%. The increase in depreciation is mainly due to the increase in new equipment acquired, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30, 2014 and 2013:

	2014	2013
Income tax provision	$1,192,826	$2,054,808
Effective income tax rate	38.0%	39.7%
Our expected income tax rate for the year ending December 31, 2014, which was calculated based on the estimated annual operating results for the year, is 38.0%. Our expected income tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective income tax rate for the nine months ended September 30, 2014 was 38.0% and reflects the annual expected income tax rate. Our effective income tax rate for the nine months ended September 30, 2013 was 39.7% and differs from the federal statutory rate of 34% primarily due to state income taxes.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002.
In June 2013, we received an inquiry from the EPA with respect to the Site. We sold the Site over fifty years ago. We have completed an investigation to determine the nature and scope of environmental conditions at the Site. Refer to the discussion in note 3 to the consolidated financial statements for more information regarding the Site and our discontinued operations.
The following table presents our results of discontinued operations for the nine months ended September 30, 2014 and 2013:

	2014	2013
Provision for remediation costs	$(1,070,825)	$(1,200,000)

Loss from discontinued operations before income taxes	(1,070,825)	(1,200,000)
Income tax benefit	(405,478)	(451,560)
Loss from discontinued operations, net of tax	$(665,347)	$(748,440)
Our effective income tax benefit rate related to discontinued operations for the nine months ended September 30, 2014 was (37.9)%. The effective income tax benefit rate differs from the statutory rate of (34)% for the nine months ended September 30, 2014 primarily due to state income taxes. Our effective income tax benefit rate related to discontinued operations for the nine months ended September 30, 2013 was (37.6)%. The effective income tax benefit rate differs from the statutory rate for the nine months ended September 30, 2013 primarily due to state income taxes.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The table below presents our operating income from continuing operations for the three months ended September 30, 2014 and 2013:

	2014	2013
Revenue
Electrical construction	$22,111,299	$23,308,530
Other	548,052	1,762
Total revenue	22,659,351	23,310,292
Costs and expenses
Electrical construction	17,849,577	18,590,749
Other	420,331	1,762
Selling, general and administrative	997,214	1,075,834
Depreciation and amortization	1,495,141	1,281,946
(Gain) loss on sale of property and equipment	(161,035)	27,888
Total costs and expenses	20,601,228	20,978,179
Total operating income	$2,058,123	$2,332,113
Operating income equals total operating revenue less operating costs and expenses including depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended September 30, 2014, decreased slightly to $22.7 million, from $23.3 million in 2013. Electrical construction operations revenue decreased 5.1% to $22.1 million, from $23.3 million in 2013. This decrease was mainly attributable to the completion of the South Texas Electric Cooperative (“STEC”) project in August 2013, which was approximately 31.2% of electrical construction revenue for the three months ended September 30, 2013. The revenue from STEC was largely replaced by revenue from our acquisition of C&C.
Operating Results
Total operating income decreased to $2.1 million for the three months ended September 30, 2014, from $2.3 million in 2013. Electrical construction operations operating income decreased 14.1% to $2.9 million for the three months ended September 30, 2014, from $3.4 million in 2013. This decrease was primarily the result of the aforementioned decrease in revenue during the current period.
Operating margins on electrical construction operations decreased to 13.0% for the three months ended September 30, 2014, from 14.4% in 2013, mainly due to the aforementioned decrease in revenue attributable to the completion of the STEC project in August 2013, which was largely replaced by revenue from our acquisition of C&C.
Costs and Expenses
Total costs and expenses, and the components thereof, decreased by $377,000 to $20.6 million for the three months ended September 30, 2014, from $21.0 million in 2013. This decrease is mainly due to the aforementioned decrease in STEC revenue, which was offset by increases attributable to the costs associated with the revenue from our acquisition of C&C.
Consistent with the modest revenue decline, electrical construction operations costs of sales decreased by $741,000 to $17.8 million for the three months ended September 30, 2014, from $18.6 million in 2013.
The increase in our “Other” costs and expenses of $419,000 is mainly due to the costs of sales attributable to the residential properties sold during the three months ended September 30, 2014. These costs totaled $420,000 for the three months ended September 30, 2014, compared to $2,000 in 2013.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2014 and 2013:

	2014	2013
Electrical construction operations	$72,354	$49,429
Other	105,385	87,369
Corporate	819,475	939,036
Total	$997,214	$1,075,834
SG&A expenses decreased 7.3% to $1.0 million for the three months ended September 30, 2014, from $1.1 million for the three months ended September 30, 2013. This decrease was primarily due to decreases in professional services associated with our expansion and growth. During the three months ended September 30, 2013, the Company incurred additional professional services pertaining to the acquisition of C&C. As a percentage of revenue, SG&A expenses decreased to 4.4% for 2014, from 4.6% in 2013, due primarily to the decrease in SG&A expenses during the current period.
The following table sets forth depreciation and amortization expense for the three months ended September 30, 2014 and 2013:

	2014	2013
Electrical construction operations	$1,471,491	$1,272,295
Other	4,577	2,753
Corporate	19,073	6,898
Total	$1,495,141	$1,281,946
Depreciation and amortization expense, which includes $16,000 of amortization expense for acquired intangibles, increased to $1.5 million for the three months ended September 30, 2014, from $1.3 million for the three months ended September 30, 2013, an increase of 16.6%. The increase in depreciation is mainly due to the increase in new equipment acquired, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30, 2014 and 2013:

	2014	2013
Income tax provision	$728,243	$955,108
Effective income tax rate	38.0%	42.7%
Our expected income tax rate for the year ending December 31, 2014, which was calculated based on the estimated annual operating results for the year, is 38.0%. Our expected income tax rate differs from the federal statutory rate of 34% primarily due to state income taxes.
Our effective income tax rate for the three months ended September 30, 2014 was 38.0% and reflects the annual expected income tax rate. Our effective income tax rate for the three months ended September 30, 2013 was 42.7% and differs from the 2013 expected income tax rate primarily due to the change in the 2013 estimated annual operating results for the year resulting in an increase of permanent differences which increased the expected tax rate.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002. There were no discontinued operations for either of the three months ended September 30, 2014 or 2013.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of September 30, 2014, we had cash and cash equivalents of $9.1 million and working capital of $14.5 million, as compared to cash and cash equivalents of $20.2 million, and working capital of $21.9 million as of December 31, 2013. The decline in both cash and cash equivalents and working capital was largely attributable to a net repayment of $8.5 million in debt and the net payment of $5.7 million for the acquisition of C&C.

In addition to cash flow from operations, the Company has a $15.0 million revolving line of credit, of which $10.0 million was available as of September 30, 2014. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for the nine months ended September 30, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$8,144,018	$8,317,667
Net cash used in investing activities	(10,776,325)	(9,976,879)
Net cash (used in) provided by financing activities	(8,491,982)	3,145,791
Net (decrease) increase in cash and cash equivalents	$(11,124,289)	$1,486,579
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $8.1 million for the nine months ended September 30, 2014, compared to cash provided by operating activities of $8.3 million for 2013. The decrease in cash flows from operating activities was approximately $174,000, and was primarily due to the changes reflected in the item “accounts receivable and accrued billings,” offset by the changes in “costs and estimated earnings in excess of billings on uncompleted contracts” during the current period.
For the nine months ended September 30, 2014, the change in “accounts receivable and accrued billings,” was $5.9 million compared to $(151,000) for the nine months ended September 30, 2013. This increase in “accounts receivable and accrued billings,” is primarily due to the decrease in the receivable balances of several large utility customers. These changes in “accounts receivable and accrued billings,” were offset by the changes in “costs and estimated earnings in excess of billings on uncompleted contracts.” The change in “costs and estimated earnings in excess of billings on uncompleted contracts,” was $(3.9 million) for the nine months ended September 30, 2014, compared to $2.0 million for the nine months ended September 30, 2013, primarily due to the current status of several large projects. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended September 30, 2014 and 2013, our DSO for “accounts receivable and accrued billings” were 45 and 53, respectively, and our DSO for “costs and estimated earnings in excess of billings on uncompleted contracts” were 37 and 21, respectively. The increase in the DSO for “costs and estimated earnings in excess of billings on uncompleted contracts” was primarily due to an increase in costs incurred on uncompleted contracts, from larger contracts in the beginning stages of construction. As of November 10, 2014, we have received approximately 65.6% of our September 30, 2014 outstanding trade accounts receivable and have billed 76.6% of our “costs and estimated earnings in excess of billings” balance.
Income Taxes Paid
Income tax payments decreased to $254,000 for the nine months ended September 30, 2014, from $2.1 million for the nine months ended September 30, 2013. Income taxes paid for the nine months ended September 30, 2014 were primarily for the estimated 2013 income tax liability, compared to taxes paid for the same period in 2013, which included approximately $1.0 million for the 2012 tax liability and the remaining $1.1 million for the estimated 2013 income tax liability.

Investing Activities
Cash used in investing activities for the nine months ended September 30, 2014, was $10.8 million, compared to cash used in investing activities of $10.0 million for 2013. The increase in cash used in our investing activities for the nine months ended September 30, 2014, when compared to 2013, is primarily due to the acquisition of C&C. On January 3, 2014, PCA completed its acquisition of C&C as described in note 9 to the consolidated financial statements. The aggregate cash consideration paid, net of cash acquired, was $5.7 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired intangible assets, $3.3 million to fixed assets, $2.6 million to current assets and $1.3 million to liabilities assumed.
Our investing activities also included capital expenditures of $6.8 million. Our capital expenditures are mainly attributable to purchases for the upgrading and replacement of equipment, primarily trucks and heavy machinery, used in our electrical construction operations, as well as for our expansion efforts. Our capital budget for 2014 is expected to total approximately $9.2 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2014, was $8.5 million, compared to cash provided by financing activities of $3.1 million for 2013. Our financing activities for the nine months ended September 30, 2014 consisted mainly of repayments on our Working Capital Loan of $7.0 million, net repayments on our equipment loans totaling $3.1 million, repayments on our acquisition loan of $467,000 and installment loan repayments of $1.5 million. These repayments were offset by borrowings on our acquisition loan of $3.5 million. Our financing activities for the nine months ended September 30, 2013 consisted mainly of net borrowings on our equipment loans totaling $6.5 million and borrowings on our Working Capital Loan of $2.0 million, offset by net repayments on our Working Capital Loan of $2.0 million, on our equipment loans totaling $1.9 million and on our installment loan of $1.4 million.
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
Our minimum tangible net worth and fixed charge coverage ratios are measured annually and were reported on our most recent annual report on Form 10-K. The ratio amounts reported on our Form 10-K for the year ended December 31, 2013, will be the ratios reported for our 2014 quarterly filings. The remaining financial ratios, outside debt limitation, maximum debt to tangible net worth and the asset coverage ratios are all calculated on a quarterly basis, although the asset coverage ratio is only applicable when the balance of the line of credit or Working Capital Loan exceeds $5.0 million as of the reporting period. We were in compliance with all of our covenants as of September 30, 2014.
The following are computations of these most restrictive financial covenants:

Covenants Measured at Year End:	Covenant	Actual
Tangible net worth minimum	$20,000,000	$31,076,732
Fixed charge coverage ratio must equal or exceed	1.5 : 1.0	1.81 : 1.0
Covenants Measured at Quarter End:
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	3.0 : 1.0	1.22 : 1.0
Asset coverage ratio must equal or exceed if LOC exceeds $5.0 million	1.2 : 1.0	N/A

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of September 30, 2014, at the reasonable assurance level.
Changes in Internal Control
No changes in our internal control over financial reporting occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended all such activities in December 2002. In June 2013, the Company received an inquiry from the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site (the “Site”) located in Stevens County, Washington. The Company sold the Site over fifty years ago. Effective September 15, 2014, the Company and the EPA entered into an Administrative Order on Consent in settlement of the EPA matter.
For more detailed information regarding this matter and pending declaratory judgment actions with respect to insurance coverage, please see the discussion set forth in note 3 to the consolidated financial statements in this Form 10-Q.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 11, 2014, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2015, a maximum of 1,154,940 shares. No shares have been purchased since 2006. Since the inception of the repurchase plan, the Company has repurchased 2,345,060 shares of its Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. We currently hold the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

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

Dated: November 12, 2014		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
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