Form 10-K
period 2014-12-31
GOLDFIELD CORP
filed 2015-03-30
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $35.3 million as of June 30, 2014 (the last business day of the registrant’s most recently completed second quarter), computed by reference to the price at which such common equity was last sold on such date.
The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 23, 2015 was 25,451,354.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of The Goldfield Corporation’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I
Item 1.    Business.
General
The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is primarily engaged in electrical construction. Unless the context otherwise requires, the terms “Goldfield” and the “Company,” “we,” “our” and “us” as used herein mean The Goldfield Corporation and its consolidated subsidiaries. The electrical construction operation serves electric utilities and industrial companies throughout much of the United States.
On January 3, 2014, Power Corporation of America (“PCA”), a Florida corporation and a wholly owned subsidiary of the Company, completed its acquisition of all the stock of C and C Power Line, Inc., a Florida corporation (“C&C”). C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce. C&C has been involved in the electrical business primarily in Florida since 1989.
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
Financial Information About Geographic Areas
During the years ended December 31, 2014 and 2013, our operations were exclusively in the United States.
Employees
As of March 1, 2015, we had a total of 418 employees, which included 411 full-time and 7 part-time employees. These employees included 82 unionized employees at our subsidiary, C&C. The total number of employees includes 369 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We believe that our relationship with our employees is good.
Electrical Construction Operations
We provide electrical construction services throughout much of the United States. Through our subsidiaries, Southeast Power Corporation (“Southeast Power”) and C&C, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers. Southeast Power and C&C operate under Power Corporation of America, headquartered in Port Orange, Florida. Southeast Power, headquartered in Titusville, Florida, performs electrical contracting services primarily in the southeastern, mid-Atlantic and south central regions of the United States. Southeast Power has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized work force that provides substantially the same electrical construction services. Most of C&C operations have been primarily in Florida, however, it is expanding its geographical base to include Texas and the Midwest.
Our electrical construction business includes the construction of transmission lines, concrete foundations, distribution systems and substations, and other electrical installation services for utility systems and industrial and specialty projects.
Representative customers include:

Santee Cooper (South Carolina Public Service Authority)	Central Electric Power Cooperative, Inc.
Florida Power & Light Company	Duke Energy Corporation
CPS Energy	Orlando Utilities Commission
Lower Colorado River Authority	Lee County Electric Cooperative
Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. For the year ended December 31, 2014, our top three customers accounted for approximately 54% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

It is our policy to commit ourselves only to the amount of work we believe we can properly supervise, equip and complete to the customer’s satisfaction and timetable. As a result of this policy and the magnitude of some of the construction projects undertaken by us, a substantial portion of our annual revenue is derived from a relatively small number of customers. See note 11 to the consolidated financial statements for detail on sales to major customers which exceed 10% of total sales.
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
We enter into contracts on the basis of either competitive bidding or direct negotiations with our customers. Competitively bid contracts account for a majority of our electrical construction revenue. Although there is considerable variation in the terms of the contracts undertaken, such contracts are typically lump sum (fixed price) or unit price contracts. Most of our contracts do not require our clients to purchase a minimum amount of services, and some of our contracts are cancelable on short notice. The magnitude and duration of projects undertaken by us vary, which may result in substantial fluctuations in our backlog from time to time.
Generally, our customers supply most or all of the materials required for a particular contract, except for the construction of concrete foundations, and we provide the personnel, tools and equipment to perform the installation services. However, with respect to a small portion of our contracts, we supply part or all of the materials required. In these instances, we may not depend upon any one source for the materials that we customarily utilize to complete the job. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.
In certain circumstances, we are required to provide performance and payment bonds issued by a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations as presently conducted. As of December 31, 2014, outstanding performance bonds issued on behalf of our electrical construction subsidiaries amounted to $54.9 million.
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing master service agreements (“MSAs”).
The table below presents our total backlog as of December 31, 2014 and 2013 along with an estimate of the backlog amounts expected to be realized within 12 months and during the total life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for additional renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer:

	Backlog as of		Backlog as of
	December 31, 2014		December 31, 2013 (1)
Electrical Construction	12 Months	Total	12 Months	Total
Project Specific Firm Contracts	$31,938,038	$34,313,038	$21,242,396	$21,242,396
Estimated Master Service Agreements (MSAs)	53,404,668	240,705,071	16,991,528	53,252,783
Total	$85,342,706	$275,018,109	$38,233,924	$74,495,179

(1) The backlog as of December 31, 2013, has been revised to conform to the 2014 presentation of our backlog.
Our total backlog as of December 31, 2014, was $275.0 million, compared to $74.5 million as of December 31, 2013. Of the $275.0 million backlog as of December 31, 2014, $34.3 million (12.5%) is believed to be firm under project-specific fixed- price and maintenance contracts and the balance represents the estimated value of future services under our existing MSAs. This compares to a total backlog of $74.5 million as of December 31, 2013, of which $21.2 million (28.5%) was believed to be firm under project-specific fixed-price contracts and maintenance contracts and the balance which was attributable to estimated value of future services under our existing MSAs. Of our total backlog as of December 31, 2014, we expect approximately $85.3 million (31.0%) to be completed during 2015.

The estimated amount of backlog for work under MSAs is calculated by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Our estimated backlog also assumes exercise of existing customer renewal options. Certain MSAs are not exclusive to the Company and, therefore, the size and amount of projects we may be awarded cannot be determined with certainty. Accordingly, the amount of future revenue from MSA contracts may vary substantially from our current estimate. Backlog is not a term recognized under U.S. generally accepted accounting principles, but is a common measurement used in our industry. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies.
Revenue from assumed exercise of renewal options represents $114.0 million (47.4%) of our total estimated MSA backlog as of December 31, 2014.
Backlog is only a snap-shot at a particular point in time and is not completely determinative of total future revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the snap-shot dates. For example, our revenue in 2014 exceeded our December 31, 2013 backlog by 27.3%.
As of December 31, 2014 and 2013, MSAs accounted for approximately 87.5% and 71.5% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year which allows for more consistent work load and improved operating efficiencies.
Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including but not limited to: commercial issues, material deficiency, regulatory requirements and adverse weather. Our customers are not contractually committed to specific level of services under our MSAs. While we did not experience any material cancellations during the current period, most of our contracts may be terminated, even if we are not in default under the contract.
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
Properties
The Company and its subsidiaries operate with owned or leased offices and facilities, located in Florida, South Carolina, Kansas and Texas. Individually, none of the properties are financially significant to the Company. We believe that such properties are currently in good condition and properly maintained.

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
Our electrical construction customer base is highly concentrated. For example, for the year ended December 31, 2014, our top three customers accounted for approximately 54% of our consolidated revenue, as discussed in note 11 to our consolidated financial statements herein. Our revenue could materially decline if we lose one or more of our significant customers. In addition, revenue under our contracts with significant customers may vary from period-to-period, depending on the timing and volume of work which such customers order in a given period, and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or the loss of one or more of these customers would, if not replaced by other business, result in a decrease in revenue, profits and cash receipts, which could have a material impact on our results of operations.
The electrical construction industry is highly competitive.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service and organizations that employ personnel who perform some of the same types of services as those provided by us. Some of our competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than we can provide. Many of our current and potential competitors, especially our competitors with national scope, also may have significantly greater financial, technical and marketing resources than we do. If we fail to compete favorably with new or existing competitors, our results of operations and financial condition could be adversely affected.
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
We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers mainly include gas and electric utilities and telecommunication companies. As of December 31, 2014, we had net accounts receivable of $17.8 million and costs and estimated earnings in excess of billings of $6.5 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Furthermore, bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all. The failure or delay in payment by our customers could reduce our cash flows and adversely impact our liquidity and profitability.
Amounts included in our backlog may not result in revenue or translate into profits.
Backlog for our electrical construction operations as of December 31, 2014 was $275.0 million, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. This revenue is not guaranteed, however, as many of our customers may cancel their contracts with us on short notice (typically 30-90 days), even if we are not in default under the contract. In addition, $240.7 million of the backlog is attributable to MSAs. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Typically, these service agreements do not require our customers to purchase a minimum amount of services and are cancelable on short notice. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control. Even if we realize all of the revenue from the projects in our backlog, if our expenses associated with these projects are higher than expected, our results of operations and financial condition would be adversely affected.
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
On many of our projects we are required to provide performance bonds to secure our contractual commitments. We have not experienced difficulty in obtaining bonding, however, if we were unable to obtain surety bonds in the future, or were required to post collateral in order to obtain surety bonds, our ability to obtain new contracts would be adversely affected. This could have a material adverse effect on our results of operations and financial condition.
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
Certain of our engagements involve large-scale, complex projects. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including permitting, material and weather delays, may cause us to incur costs for standby pay, and may lead to personnel shortages on other projects scheduled to commence at a later date. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage costs, or delays in completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers' expectations could result in large damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our more complex projects, damage claims may substantially exceed the amount we can charge for our associated services.
Our business may be affected by difficult work sites and environments, which could cause delays and increase our costs.
We perform work under a variety of conditions, including, but not limited to, difficult and hard to reach terrain and difficult site conditions. Weather changes can materially change work site conditions after initial inspection and bid submittal. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur additional, unanticipated costs, reductions in revenues or the payment of liquidated damages. In addition, most of our contracts require that we assume the risk should actual site conditions vary from those expected.
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
From time to time, we may incur costs and obligations for correcting environmental noncompliance matters and for remediation at or relating to our operations. We believe that we are currently in compliance with our environmental obligations and that any such obligations should not have a material adverse effect on our business or financial performance.
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
The Company was previously engaged in mining activities, and ended all such activities in December 2002. However, we could still be liable for previous activities at sites we once owned. For example, in June 2013, we received an inquiry from the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). We sold the Site over fifty years ago. Effective September 15, 2014, we have entered into an Administrative Order on Consent (“AOC”) in settlement of this EPA matter. For more information regarding the Site and our discontinued operations, please see the discussion in note 4 to the consolidated financial statements.
Our operating results may vary significantly from period-to-period.
Our periodic results may be materially and adversely affected by:

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
Our future success depends, to a significant degree, on the efforts of our executive officers and senior management, including those of our subsidiaries. Other than with respect to our Chief Executive Officer, we do not have employment or non-competition agreements with any of our employees. We believe that key members of our senior management possess valuable industry knowledge, relationships and experience that are important to the successful operation of our business. The relationships between our executive officers and senior management and our customers are important to our being retained as a service provider. We are also dependent upon our project managers and field supervisors who are responsible for managing and drawing employees to our projects. There can be no assurance that any individual will continue in his or her capacity for any particular period of time. Industry-wide competition for managerial talent in electrical construction has increased and the loss of one or more of our key employees could negatively impact our ability to manage our business and relationships with our customers. The loss of any of our executive officers or senior management could adversely affect our financial condition and results of operations.
The violation of our debt covenants imposed by our credit facility could impact our access to that credit facility and therefore our cash flows.
Our debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, maximum debt to tangible net worth ratio and fixed charge coverage ratio. Our loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. Although we are in compliance with all covenants, if we were to experience substantial consecutive losses, absent a modification of the loan agreement or a waiver, this could result in a violation of the financial covenants. A violation of our financial covenants will give the right to our lender to accelerate our loans. Under these circumstances, there can be no assurance that we could obtain a modification or waiver. The acceleration of all of our loans would adversely affect our cash flows and consequently our results of operations.
We may not be able to continue to rely on an exemption from the requirement to provide an attestation by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control, investors could lose confidence and the market value of our common stock could decrease.
The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirement that management report on our internal control over financial reporting. As of December 31, 2014, we believe our internal control over financial reporting was effective. However, there can be no assurance that our internal control over financial reporting will continue to be effective in the future. Pursuant to rules of the SEC, we are exempt from the requirement that our independent registered public accounting firm express an opinion on the effectiveness of our internal control over financial reporting and, accordingly, provide only management’s report on the effectiveness of our internal controls in this annual report. Therefore, we were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit of our internal control over financial reporting.
However, an increase in our market capitalization to $75.0 million or more could render us ineligible to rely on this exemption and require us to engage our independent registered public accounting firm to attest on our internal control over financial reporting. We may also be required to expand disclosure and accelerate our financial reporting and disclosure. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. As a result, we may incur significant additional cost. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a loss of investor confidence and reduce the market value of our common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. Failure to maintain effective internal controls or the identification of significant internal control deficiencies could also impair our ability to obtain financing and result in the loss of customers. In addition, such failure could result in investigations and penalties.

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
Item 3.    Legal Proceedings.
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended all such activities in December 2002. Effective September 15, 2014, the Company entered into an Administrative Order on Consent (“AOC”) with the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site (the “Site”) located in Stevens County, Washington. The Company sold the Site over fifty years ago.
For more detailed information regarding this matter and settlement of declaratory judgment actions with respect to insurance coverage, please see the discussion set forth in note 4 to the consolidated financial statements in this Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NYSE MKT LLC under the symbol GV. Our Common Stock is the longest traded security on the NYSE MKT LLC and its predecessor exchanges, having commenced trading in 1906. The following table shows the reported high and low sales price at which our Common Stock was traded in 2014 and 2013:

	2014		2013
	High	Low	High	Low
First Quarter	$2.55	$1.90	$5.67	$1.94
Second Quarter	2.31	1.57	3.89	2.05
Third Quarter	2.47	1.51	2.41	1.45
Fourth Quarter	2.52	1.66	2.61	1.68
As of March 23, 2015, there were 6,661 holders of record of our Common Stock.
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

Item 6.    Selected Financial Data.
The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2014:

	Year Ended December 31,
	2014	2013	2012	2011		2010
	(In thousands except per share and share amounts)
Continuing operations
Revenue
Electrical construction	$94,827	$88,755	$80,433	$31,743		$31,385
Other	3,537	449	1,196	1,089		1,983
Total revenue	$98,363	$89,204	$81,629	$32,831		$33,368
Income (loss) from continuing operations
Electrical construction	4,012	11,171	19,591	3,296		2,046
Other	141	(306)	37	(81)	(1)	154
Corporate	(3,375)	(3,074)	(2,883)	(2,269)		(2,300)
Income (loss) before taxes from continuing operations	778	7,792	16,745	946		(100)
Income tax provision	653	3,285	4,783	74	(2)	35	(2)
Income (loss) from continuing operations	125	4,507	11,961	873		(135)
Discontinued operations (3)
(Loss) gain from operations, net of tax	(444)	(724)	—	1		(118)
Net (loss) income	$(319)	$3,783	$11,961	$874		$(253)
(Loss) earnings per share — basic and diluted
Continuing operations	$0.00	$0.18	$0.47	$0.03		$(0.01)
Discontinued operations	(0.02)	(0.03)	—	0.00		0.00
Net (loss) income	$(0.01)	$0.15	$0.47	$0.03		$(0.01)
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354		25,451,354

Balance sheet data
Total assets	$79,970	$77,579	$57,119	$26,611		$20,959
Long term debt and capital lease obligations, including current portion	26,344	31,532	17,756	5,903		3,330
Stockholders’ equity	30,758	31,077	27,293	15,332		14,458
Working capital	19,674	21,923	18,822	8,049		7,200
The total of the above categories may differ from the sum of the components due to rounding.
 ___________________

(1)	Reflects the $112,000 impairment write-off to our land carrying value in the fourth quarter of 2011.

(2)	Reflects the change in the valuation allowance of $(496,000) and $(31,000) against the deferred tax assets for the years ended December 31, 2011 and 2010, respectively.

(3)	For information as to Discontinued Operations, see note 4 to the consolidated financial statements.

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
Overview
We are a provider of electrical construction services in the southeast and mid-Atlantic regions of the United States including Texas. For the year ended December 31, 2014, our total consolidated revenue was $98.4 million.
Through our subsidiaries, Power Corporation of America (“PCA”) Southeast Power Corporation (“Southeast Power”) and C and C Power Line, Inc. (“C&C”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers. Southeast Power performs electrical contracting services throughout the United States. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce and has been involved in the electrical business primarily in Florida since 1989.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service and organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for both the years ended December 31, 2014 and 2013, three of our customers accounted for approximately 54% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. Because we have a number of projects of varying levels of complexity and size in process at any given time, these changes in estimates can offset each other without materially impacting our overall profitability. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of December 31, 2014 and 2013, were $2.5 million and $84,000, respectively. The accrued contract losses for 2014 and 2013 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
As described in note 4 to the consolidated financial statements, we originally established a contingency provision within Discontinued Operations of $1.2 million as of December 31, 2013, relating to a pending environmental matter with respect to a mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”), which we sold over fifty years ago. During the year ended December 31, 2014, we increased the contingency provision within discontinued operations by a net charge of $711,000. The balance of the accrued remediation costs as of both December 31, 2014 and 2013, was $1.1 million. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount. We are currently taking certain remediation actions at the Site, which work has commenced and is expected to be completed in the fourth quarter of 2015.
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
As of December 31, 2014, our deferred tax assets were largely comprised of accrued workers’ compensation claims, accrued contract losses, accrued remediation costs and federal net operating loss carryforward (refer to note 4 to the consolidated financial statements). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2014 is approximately $6.5 million.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013
The table below presents our operating income from continuing operations for the two year period ended December 31 as indicated:

	2014	2013
Revenue
Electrical construction	$94,826,620	$88,755,236
Other	3,536,650	448,902
Total revenue	98,363,270	89,204,138
Costs and expenses
Electrical construction	84,067,942	71,680,877
Other	2,858,699	362,243
Selling, general and administrative	4,321,250	4,036,955
Depreciation and amortization	6,064,636	4,967,311
Gain on sale of property and equipment	(332,182)	(100,233)
Total costs and expenses	96,980,345	80,947,153
Total operating income	$1,382,925	$8,256,985
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the year ended December 31, 2014, increased 10.3% to $98.4 million, from $89.2 million in 2013. Electrical construction operations revenue increased $6.1 million to $94.8 million, from $88.8 million in 2013, due primarily to additional revenue from our acquisition of C&C in January 2014 and growth in our construction under master service agreements (“MSAs”). Other revenue increased $3.1 million to $3.5 million, from $449,000 in 2013, due to the sale of residential properties.
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of December 31, 2014 and 2013 along with an estimate of the backlog amounts expected to be realized within 12 months and during the total life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for additional renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $114.0 million (47.4%) of our total estimated MSA backlog as of December 31, 2014.

	Backlog as of		Backlog as of
	December 31, 2014		December 31, 2013 (1)
Electrical Construction	12 Months	Total	12 Months	Total
Project Specific Firm Contracts	$31,938,038	$34,313,038	$21,242,396	$21,242,396
Estimated Master Service Agreements (MSAs)	53,404,668	240,705,071	16,991,528	53,252,783
Total	$85,342,706	$275,018,109	$38,233,924	$74,495,179

(1) The backlog as of December 31, 2013, has been revised to conform to the 2014 presentation of our backlog.
Our total backlog as of December 31, 2014, was $275.0 million, compared to $74.5 million as of December 31, 2013. Of the $275.0 million backlog as of December 31, 2014, $34.3 million (12.5%) is believed to be firm under project-specific fixed- price and maintenance contracts and the balance represents the estimated value of future services under our existing MSAs. This compares to a backlog of $74.5 million as of December 31, 2013, of which $21.2 million (28.5%) was believed to be firm under project-specific fixed-price contracts and maintenance contracts and the balance which was attributable to estimated value of future services under our existing MSAs. Of our total backlog as of December 31, 2014, we expect approximately $85.3 million (31.0%) to be completed during 2015.
The estimated amount of backlog for work under MSAs is calculated by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Our estimated backlog also assumes exercise of existing customer renewal options. Certain MSAs are not exclusive to the Company and, therefore, the size and amount of projects we may be awarded cannot be determined with certainty. Accordingly, the amount of future revenue from MSA contracts may vary substantially from our current estimate. Backlog is not a term recognized under U.S. generally accepted accounting principles, but is a common measurement used in our industry. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies.
Backlog is only a snap-shot at a particular point in time and is not completely determinative of total future revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the snap-shot dates. For example, our revenue in 2014 exceeded our December 31, 2013 backlog by 27.3%.
As of December 31, 2014 and 2013, MSAs accounted for approximately 87.5% and 71.5% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year which allows for more consistent work load and improved operating efficiencies.
For further Backlog information, please refer to the information set forth in “Item 1. Business” under the caption “Backlog.”
Operating Results
Total operating income decreased 83.3% to $1.4 million for the year ended December 31, 2014, from $8.3 million in 2013. Electrical construction operations operating income decreased 60.1% to $4.7 million for the year ended December 31, 2014, from $11.7 million in 2013. This decrease in 2014 electrical construction operating income largely resulted from losses aggregating $5.0 million recognized in the fourth quarter on projects for two different utility companies in Texas. These losses were attributable to a combination of factors, including start-up delays in material procurement and adverse weather conditions which adversely affected the allocation of labor and equipment resources. We have made management changes in our Texas operations to improve project management. Also contributing to the decrease in electrical construction operating income were approximately $1.1 million of expenses, largely incurred in the second quarter ended June 30, 2014, on one project in Virginia caused by unanticipated geological conditions, which project was completed in 2014.
Our projects are accounted for using the percentage of completion method as described in note 1 to the consolidated financial statements. In calculating gains and/or losses on a project, we utilize the most recent information and operating results available. Provision is made in the period for the full amount of an expected loss through project completion. The aforementioned Texas projects are scheduled to be completed by May 2015. In providing for the full amount of expected losses through completion on the Texas projects, we utilized information available through late March 2015.
Operating margins on electrical construction operations decreased to 4.9% for the year ended December 31, 2014, from 13.2% in 2013, mainly due to the aforementioned factors on the five projects which resulted in losses during the fourth quarter of 2014, as well as unanticipated expenses on one project (largely incurred in the second quarter of 2014).
Costs and Expenses
Total costs and expenses increased by $16.0 million to $97.0 million for the year ended December 31, 2014, from $80.9 million in 2013.
Electrical construction operations cost of goods sold increased by $12.4 million to $84.1 million for the year ended December 31, 2014, from $71.7 million in 2013. This increase in costs was primarily attributable to increased revenue, as well as additional labor and equipment costs, totaling approximately $5.0 million incurred on the aforementioned construction projects for two different utility companies in Texas. Also contributing to the increase were approximately $1.1 million of expenses, (largely incurred in the second quarter ended June 30, 2014) on one project caused by unanticipated geological conditions. Also impacting electrical construction operations cost of goods sold, to a lesser extent, were increases in electrical construction operations fixed and overhead costs, mainly due to our growth and expansion efforts.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the years ended December 31 as indicated:

	2014	2013
Electrical construction operations	$442,389	$537,793
Other	524,901	394,769
Corporate	3,353,960	3,104,393
Total	$4,321,250	$4,036,955

SG&A expenses increased 7.0% to $4.3 million for the year ended December 31, 2014, from $4.0 million for the year ended December 31, 2013. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, specifically professional services, during the year ended December 31, 2014, when compared to the same period in 2013, mainly attributable to the Company's expansion. Also contributing to the increase in SG&A expenses were increases in other selling expenses, due to the sale of residential properties during the year ended December 31, 2014, when compared to 2013. As a percentage of revenue, SG&A expenses decreased to 4.4% for 2014, from 4.5% in 2013, due primarily to the aforementioned increase in revenue during the current year.
The following table sets forth depreciation and amortization expense for the years ended December 31 as indicated:

	2014	2013
Electrical construction operations	$5,975,400	$4,921,187
Other	14,621	11,176
Corporate	74,615	34,948
Total	$6,064,636	$4,967,311
Depreciation and amortization expense, which includes $76,000 of amortization expense for acquired intangibles, increased to $6.1 million for the year ended December 31, 2014, from $5.0 million for the year ended December 31, 2013, an increase of 22.1%. The increase in depreciation is mainly due to the acquisition of C&C and an increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2014	2013
Income tax provision	$653,442	$3,284,647
Effective income tax rate	84.0%	42.2%
Our effective tax rate for the year ended December 31, 2014 was 84.0% and differs from the federal statutory rate of 34% mainly due to a large amount of non-deductible expenses in comparison to income before taxes. Our effective tax rate for the year ended December 31, 2013 was 42.2% and differs from the federal statutory rate of 34% primarily due to state income taxes.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002.
Effective September 15, 2014, the Company entered into an AOC with the EPA with respect to the Site located in Stevens County, Washington, we sold over fifty years ago. Please refer to the discussion in note 4 to the consolidated financial statements for more information regarding the Site and our discontinued operations.
The following table presents our results of discontinued operations for the years ended December 31 as indicated:

	2014	2013
Provision for remediation costs	$(711,496)	$(1,200,000)

Loss from discontinued operations before income taxes	(711,496)	(1,200,000)
Income tax benefit	(267,736)	(476,261)
Loss from discontinued operations, net of tax	$(443,760)	$(723,739)
Our effective tax rate related to discontinued operations for the year ended December 31, 2014 was (37.6%). The effective tax rate differs from the federal statutory rate of 34% for the year ended December 31, 2014 due to state income taxes. Our effective tax rate related to discontinued operations for the year ended December 31, 2013 was (39.7%). The effective tax rate differs from the federal statutory rate of 34% for the year ended December 31, 2013 primarily due to state income taxes.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of December 31, 2014, we had cash and cash equivalents of $9.8 million and working capital of $19.7 million, as compared to cash and cash equivalents of $20.2 million, and working capital of $21.9 million as of December 31, 2013. The decline in both cash and cash equivalents and working capital was largely attributable to a net repayment of $5.2 million in debt and the net payment of $5.8 million for the acquisition of C&C.
In addition to cash flow from operations, we have a $15.0 million revolving line of credit, all of which was unused as of December 31, 2014. This revolving line of credit is used as a Working Capital Loan, as discussed in note 7 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2014	2013
Net cash provided by operating activities	$7,804,213	$10,393,189
Net cash used in investing activities	(13,008,674)	(11,800,648)
Net cash (used in) provided by financing activities	(5,187,929)	13,776,085
Net (decrease) increase in cash and cash equivalents	$(10,392,390)	$12,368,626
Operating Activities
Cash flows from operating activities are comprised of net income (loss), adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as, the stages of our electrical construction projects.
Cash provided by our operating activities totaled $7.8 million for the year ended December 31, 2014, compared to cash provided by operating activities of $10.4 million for 2013. The decrease in cash flows from operating activities was approximately $2.6 million, and was primarily due to the changes in net income (loss). For the year ended December 31, 2014, net loss was $319,000, compared to net income of $3.8 million for the year ended December 31, 2013, primarily due to the aforementioned decreases in operating income. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
Days of Sales Outstanding Analysis
We evaluate fluctuations in our “accounts receivable and accrued billings” and “costs and estimated earnings in excess of billings on uncompleted contracts,” for our electrical construction operations, by comparing days of sales outstanding (“DSO”). We calculate DSO as of the end of any period by utilizing the respective quarter’s electrical construction revenue to determine sales per day. We then divide “accounts receivable and accrued billings, net of allowance for doubtful accounts” at the end of the period, by sales per day, to calculate DSO for accounts receivable. To calculate DSO for costs and estimated earnings in excess of billings, we divide “costs and estimated earnings in excess of billings on uncompleted contracts,” by sales per day.
For the quarters ended December 31, 2014 and 2013, our DSO for accounts receivable were 58 and 57, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 21 and 20, respectively. Our DSO for the quarter ended December 31, 2014, for both costs and estimated earnings in excess of billings and accounts receivable and accrued billings remained relatively unchanged when compared to the same quarterly period in 2013. As of March 26, 2015, we have received approximately 100.0% of our December 31, 2014 outstanding trade accounts receivable and have billed 75.8% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $345,000 for the year ended December 31, 2014 from $2.2 million for the year ended December 31, 2013. Taxes paid for the year ended December 31, 2014 included $191,000 for the 2013 income tax liability and $154,000 for the estimated 2014 income tax liability, compared to taxes paid for the same annual period in 2013, which included $1.0 million for the 2012 income tax liability and $1.2 million for the estimated 2013 income tax liability.

Investing Activities
Cash used in investing activities for the year ended December 31, 2014, was $13.0 million, compared to cash used in investing activities of $11.8 million for 2013. The increase in cash used in our investing activities for the year ended December 31, 2014, when compared to 2013, is primarily due to the acquisition of C&C. On January 3, 2014, PCA completed its acquisition of C&C as described in note 13 to the consolidated financial statements. The aggregate cash consideration paid, net of cash acquired, was $5.8 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired intangible assets, $3.3 million to fixed assets, $2.6 million to current assets and $1.3 million to liabilities assumed.
Our investing activities also included capital expenditures of $9.1 million. Our capital expenditures are mainly attributable to purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as for our expansion efforts. Our capital budget for 2015 is expected to total approximately $4.9 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the year ended December 31, 2014, was $5.2 million, compared to cash provided by financing activities of $13.8 million for 2013. Our financing activities for the current year consisted mainly of net repayments on our Working Capital Loan of $12.0 million, repayments on our electrical construction equipment loans totaling $4.1 million, and installment loan repayments of $2.0 million. These repayments were offset by net borrowings on our $10.0 Million Equipment Loan totaling $10.0 million, as well as borrowings on our $3.5 Million Acquisition Loan of $3.5 million. Our financing activities for the year ended December 31, 2013 consisted mainly of net borrowings on our equipment loans totaling $6.5 million, as well as borrowings on our Working Capital Loan of $14.0 million. These borrowings were offset by net repayments on our electrical construction equipment loans totaling $2.8 million, repayments on our Working Capital Loan of $2.0 million, and installment loan repayments of $1.9 million.
On March 6, 2015, we entered into the $17.0 Million Equipment Loan. Borrowings of $15.2 million from the $17.0 Million Equipment Loan were used to pay in full all of the outstanding BB&T loans and the equipment loan from CAT as discussed in note 7 to the consolidated financial statements.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of December 31, 2014.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Quarter End:	Covenant	December 31, 2014
Tangible net worth minimum	$20,000,000	$29,718,431
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	1.66
Covenants Measured at Year End:
Fixed charge coverage ratio must equal or exceed	1.3 : 1.0	1.52
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
We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Orlando, Florida
March 30, 2015
Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$9,822,179	$20,214,569
Accounts receivable and accrued billings	17,840,680	14,194,959
Costs and estimated earnings in excess of billings on uncompleted contracts	6,537,280	4,991,754
Income taxes receivable	763,821	452,099
Current portion of notes receivable	53,332	56,829
Real estate inventory	—	395,062
Residential properties under construction	—	1,616,916
Prepaid expenses	613,765	471,221
Deferred income taxes	2,274,896	621,632
Other current assets	262,630	18,147
Total current assets	38,168,583	43,033,188

Property, buildings and equipment, at cost, net of accumulated depreciation of $28,224,661 in 2014 and $25,559,606 in 2013	37,002,843	31,853,982
Deferred charges and other assets
Land and land development costs	2,564,449	1,545,310
Cash surrender value of life insurance	546,291	541,439
Restricted cash	566,321	481,003
Notes receivable, less current portion	50,096	103,132
Goodwill	101,407	—
Intangibles, net of accumulated amortization of $75,967 in 2014	937,833	—
Other assets	32,113	20,934
Total deferred charges and other assets	4,798,510	2,691,818
Total assets	$79,969,936	$77,578,988
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,674,961	$7,767,977
Contract loss accruals	2,547,816	84,360
Billings in excess of costs and estimated earnings on uncompleted contracts	1,537,971	55,846
Current portion of notes payable	3,685,859	13,046,080
Accrued remediation costs	1,048,380	155,667
Total current liabilities	18,494,987	21,109,930
Deferred income taxes	7,988,539	5,982,368
Accrued remediation costs, less current portion	15,000	900,000
Notes payable, less current portion	22,657,973	18,485,681
Other accrued liabilities	55,766	24,277
Total liabilities	49,212,265	46,502,256
Commitments and contingencies (notes 4 and 8)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	10,802,798	11,121,859
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	30,757,671	31,076,732
Total liabilities and stockholders’ equity	$79,969,936	$77,578,988
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Revenue
Electrical construction	$94,826,620	$88,755,236
Other	3,536,650	448,902
Total revenue	98,363,270	89,204,138
Costs and expenses
Electrical construction	84,067,942	71,680,877
Other	2,858,699	362,243
Selling, general and administrative	4,321,250	4,036,955
Depreciation and amortization	6,064,636	4,967,311
Gain on sale of property and equipment	(332,182)	(100,233)
Total costs and expenses	96,980,345	80,947,153
Total operating income	1,382,925	8,256,985
Other income (expense), net
Interest income	22,820	29,461
Interest expense	(681,101)	(594,632)
Other income, net	53,497	99,875
Total other expense, net	(604,784)	(465,296)
Income from continuing operations before income taxes	778,141	7,791,689
Income tax provision	653,442	3,284,647
Income from continuing operations	124,699	4,507,042
Loss from discontinued operations, net of tax benefit of $267,736 in 2014 and $476,261 in 2013	(443,760)	(723,739)
Net (loss) income	$(319,061)	$3,783,303
Net (loss) income per share of common stock — basic and diluted
Continuing operations	$0.00	$0.18
Discontinued operations	(0.02)	(0.03)
Net (loss) income	$(0.01)	$0.15
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities
Net (loss) income	$(319,061)	$3,783,303
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	6,064,636	4,967,311
Deferred income taxes	352,907	2,088,223
Gain on sale of property and equipment	(332,182)	(100,233)
(Gain) loss on cash surrender value of life insurance	(4,852)	4,900
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable and accrued billings	(1,081,183)	(906,147)
Construction inventory	—	108,974
Real estate inventory	395,062	(43,428)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,512,861)	2,419,790
Residential properties under construction	1,616,916	(1,401,268)
Income taxes receivable	(311,722)	(452,099)
Prepaid expenses and other assets	(376,456)	532,901
Land and land development costs	(1,019,139)	(517,353)
Restricted cash	(85,318)	(62,696)
Income taxes payable	—	(1,001,062)
Accounts payable and accrued liabilities	796,176	150,712
Contract loss accruals	2,463,456	83,900
Billings in excess of costs and estimated earnings on uncompleted contracts	1,150,121	(318,206)
Accrued remediation costs	7,713	1,055,667
Net cash provided by operating activities	7,804,213	10,393,189
Cash flows from investing activities
Proceeds from disposal of property and equipment	1,811,226	374,339
Proceeds from notes receivable	56,533	38,819
Purchases of property, buildings and equipment	(9,123,291)	(12,284,557)
Proceeds from life insurance	—	70,751
Net cash paid for acquisition	(5,753,142)	—
Net cash used in investing activities	(13,008,674)	(11,800,648)
Cash flows from financing activities
Proceeds from notes payable	13,500,000	20,500,000
Repayments on notes payable	(16,718,961)	(4,821,623)
Installment loan repayments	(1,968,968)	(1,902,292)
Net cash (used in) provided by financing activities	(5,187,929)	13,776,085
Net (decrease) increase in cash and cash equivalents	(10,392,390)	12,368,626
Cash and cash equivalents at beginning of year	20,214,569	7,845,943
Cash and cash equivalents at end of year	$9,822,179	$20,214,569
Supplemental disclosure of cash flow information
Interest paid	$668,646	$593,621
Income taxes paid, net	$344,521	$2,173,324
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$143,403	$993,514
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2012	27,813,772	$2,781,377	$18,481,683	$7,338,556	$(1,308,187)	$27,293,429
Net income	—	—	—	3,783,303	—	3,783,303
Balance as of December 31, 2013	27,813,772	2,781,377	18,481,683	11,121,859	(1,308,187)	31,076,732
Net loss	—	—	—	(319,061)	—	(319,061)
Balance as of December 31, 2014	27,813,772	$2,781,377	$18,481,683	$10,802,798	$(1,308,187)	$30,757,671
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
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
In 2013, the Company adopted Accounting Standards Updates (“ASU”) ASU 2011-05 and ASU 2011-12, which require comprehensive income (loss) to be reported in either a single statement or in two consecutive statements reporting net income (loss) and other comprehensive income (loss). The amendment eliminates the option to report other comprehensive income (loss) and its components in the statement of changes in shareholders’ equity. However, comprehensive income (loss) is equivalent to net income (loss) for the Company, and therefore, the Company’s accompanying financial statements do not include a Statement of Other Comprehensive Income (Loss).
Cash and Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of December 31, 2014 and 2013, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
The Company’s contracts allow it to bill additional amounts for change orders and claims. Additionally, the Company considers a claim to be for additional work performed outside the scope of the contract and contested by the customer. Historically, claims relating to electrical construction work have not been significant. It is the Company’s policy to include revenue from change orders and claims in contract value only when they can be reliably estimated and realization is considered probable, in accordance with ASC Topic 605-35-25-30 and ASC Topic 605-35-25-31, Revenue Recognition for Construction Type Contracts.
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
Real Estate Inventory
Real estate inventory, which consists of residential properties is carried at the lower of cost or estimated fair value in accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets. In accordance with ASC Topic 360-10, real estate inventory is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its real estate inventory for either of the years ended December 31, 2014 and 2013.
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
In accordance with ASC Topics 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its land carrying value for either of the years ended December 31, 2014 and 2013.
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
Executive Long-term Incentive Plan
The Company has not issued shares pursuant to The Goldfield Corporation 2013 Long-term Incentive Plan (the “2013 Plan”) in 2014. Therefore, the Company has no compensation expense for shares pursuant to the 2013 Plan for the year ended December 31, 2014.

Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U. S. generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates. Management considers the most significant estimates in preparing these financial statements to be the estimated cost to complete electrical construction contracts in progress, the adequacy of the accrued remediation costs and the realizability of deferred tax assets.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable and accrued billings, and notes receivable, restricted cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, accounts payable, notes payable, and other current liabilities.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The Company’s long-term notes payable are also estimated by management to approximate carrying value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically. The Company has determined the fair value of its fixed rate long-term installment notes payable to be $3.2 million using an interest rate of 2.69% (Level 2 input), which is the Company’s current interest rate on borrowings. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.
Restricted Cash
The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s workers’ compensation insurance policies, as described in note 12.
Goodwill and Intangible Assets
Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relations and trademarks. All definite lived intangibles are amortized over their estimated useful lives. The Company reviews the values recorded for intangible assets to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2014, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.
Segment Reporting
The Company operates as a single reportable segment under ASC Topic 280-10-50 Disclosures about Segments of an Enterprise and Related Information.
Reclassifications
Certain amounts previously reflected in the prior year balance sheet and statement of cash flows have been reclassified to conform to the Company’s 2014 presentation. The current liabilities on the balance sheet and the cash flows from operating activities, includes amounts under contract loss accruals which were previously reported within accounts payable and accrued liabilities. This reclassification had no effect on the previously reported total current liabilities or cash flows from operating activities.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2014-08 relating to the reporting of discontinued operations and the disclosures related to disposals of components of an entity. The new standard addresses the question around whether the disposal represents a strategic shift, if the operations and cash flows can be clearly distinguished and continuing involvement will no longer preclude a disposal from being presented as discontinued operations. These changes are effective for interim and annual periods that begin after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-08 will have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.
Note 2 – Costs and Estimated Earnings on Uncompleted Contracts
Long-term fixed price electrical construction contracts in progress accounted for using the percentage-of-completion method as of December 31 for the years as indicated:

	2014	2013
Costs incurred on uncompleted contracts	$50,510,735	$31,133,132
Estimated earnings	10,054,556	9,372,782
	60,565,291	40,505,914
Less billings to date	55,565,982	35,570,006
Total	$4,999,309	$4,935,908
Included in the balance sheets under the following captions
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,537,280	$4,991,754
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,537,971)	(55,846)
Total	$4,999,309	$4,935,908
The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $1.8 million and $1.5 million as of December 31, 2014 and 2013, respectively, and are included in the accompanying balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 3 – Income Taxes
The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2014	2013
Current
Federal	$217,785	$530,367
State	79,848	268,810
	297,633	799,177
Deferred
Federal	264,759	2,160,082
State	91,050	325,388
	355,809	2,485,470
Total	$653,442	$3,284,647
The following table presents the total income tax provision for the years ended December 31 as indicated:

	2014	2013
Continuing operations	$653,442	$3,284,647
Discontinued operations	(267,736)	(476,261)
Total	$385,706	$2,808,386
The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31 as indicated:

	2014	2013
Deferred tax assets
Accrued vacation	$138,650	$149,439
Acquisition costs capitalized	113,035	81,205
Accrued remediation costs	400,150	397,247
Net operating loss carryforwards	248,459	—
Accrued payables	150,629	42,508
Alternative minimum tax credit carryforwards	24,369	3,124
Accrued workers’ compensation	278,943	172,421
Capitalized bidding costs	56,706	12,570
Inventory adjustments	67,260	192,442
Accrued lease expense	20,985	9,135
Accrued contract losses	958,743	31,745
Other	1,196	1,034
Total deferred tax assets	2,459,125	1,092,870
Deferred tax liabilities
Deferred gain on installment notes	(16,608)	(25,254)
Tax amortization in excess of financial statement amortization	(4,237)	—
Tax depreciation in excess of financial statement depreciation	(8,151,923)	(6,428,352)
Total deferred tax liabilities	(8,172,768)	(6,453,606)
Total net deferred tax liabilities	$(5,713,643)	$(5,360,736)
As of December 31, 2014, the Company had net operating loss (“NOL”) carryforwards of approximately $723,000 available to offset future federal taxable income, which if unused will expire in 2034, and alternative minimum tax (“AMT”) credit carryforwards of approximately $24,000, available to reduce future federal income taxes over an indefinite period.

The current deferred tax assets increased to $2.3 million as of December 31, 2014 from $622,000 as of December 31, 2013 primarily due to the increase in accrued contract losses, federal net operating loss carryforward and the reclassification of accrued remediation from non-current to current. The non-current deferred tax liabilities increased to $8.0 million as of December 31, 2014 from $6.0 million as of December 31, 2013 mainly due to additional tax depreciation in excess of book depreciation. The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, allowed bonus depreciation for tax purposes for 2013 and bonus depreciation was extended for 2014.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2014 is approximately $6.5 million.
The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on its income (loss) from continuing operations for the years ended December 31 as indicated:

	2014	2013
Federal statutory rate	34.0%	34.0%
State tax rate, net of federal tax	3.6	5.0
Non-deductible expenses	38.3	1.8
Valuation allowance	—	—
Prior year true-up to tax return	9.0	—
Other	(0.9)	1.4
Total	84.0%	42.2%
The Company has gross unrecognized tax benefits of $11,000 as of both December 31, 2014 and December 31, 2013. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2014	2013
Balance as of January 1	$10,946	$9,486
Increase from current year tax positions	52	1,460
Increase from prior years’ tax positions	—	—
Decrease from settlements with taxing authority	—	—
Balance as of December 31	$10,998	$10,946
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During the years ended December 31, 2014 and 2013, the Company recognized $1,000 each year in interest and penalties. The Company had accrued as a current liability $9,000 and $8,000 for the future payment of interest and penalties as of December 31, 2014 and 2013, respectively.

Note 4 – Discontinued Operations
Commitments and Contingencies Related to Discontinued Operations
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended all such activities in December 2002.
Effective September 15, 2014, the Company entered into an Administrative Order on Consent (“AOC”) with the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). The Company sold the Site over fifty years ago. The Site includes a tailings impoundment that was not previously reclaimed. Pursuant to the AOC, the Company agreed to undertake certain remediation actions at the Site, which work has commenced and is expected to be completed in the fourth quarter of 2015. The contract price for this work is $1.3 million. This amount does not include certain other charges, such as potential change orders, environmental oversight costs and other direct and indirect costs.
Based on the foregoing the Company has reasonably estimated the amounts related to this response action in accordance with ASC Topic 450-20, Loss Contingencies, and established a contingency provision within discontinued operations. As of both December 31, 2014 and December 31, 2013, the balance of the estimated contingency provision accrued by the Company was $1.1 million. This contingency provision represents the estimated costs of the response action, as provided by the Company’s environmental consultants, as well as the anticipated legal costs. It is reasonably possible the total actual costs to be incurred at the Site in future periods may vary from this estimate. The provision will be reviewed periodically based upon facts and circumstances available at the time. The costs provisioned for future expenditures related to this environmental obligation are not discounted to present value.
The Company made claims with two of its insurers for certain defense and remediation costs related to the Site. In December 2014 the Company received from these insurers $377,000 in full settlement of the previously disclosed declaratory judgment actions related to such claims. This payment was recorded upon its receipt and is recorded as a gain within discontinued operations and is not reflected in the accrued remediation costs. In addition, the Company previously received defense reimbursements from the insurers aggregating $201,000, which is reflected in the calculation of the contingency provision.
As of December 31, 2014 and December 31, 2013, respectively, discontinued operations had no liabilities other than the accrued remediation costs associated with the aforementioned EPA action.

	2014	2013
Accrued remediation costs current	$1,048,380	$155,667
Accrued remediation costs non-current	15,000	900,000
Total liabilities of discontinued operations	$1,063,380	$1,055,667
The following table presents our results of discontinued operations for the years ended December 31 as indicated:

	2014	2013
Provision for remediation costs	$(711,496)	$(1,200,000)

Loss from discontinued operations before income taxes	(711,496)	(1,200,000)
Income tax benefit	(267,736)	(476,261)
Loss from discontinued operations, net of tax	$(443,760)	$(723,739)
Our effective tax rate related to discontinued operations for the year ended December 31, 2014 was (37.6%). The effective tax rate differs from the federal statutory rate of 34% for the year ended December 31, 2014 due to state income taxes. Our effective tax rate related to discontinued operations for the year ended December 31, 2013 was (39.7%). The effective tax rate differs from the federal statutory rate of 34% for the year ended December 31, 2013 primarily due to state income taxes.

Note 5 – Property, Buildings and Equipment
The following table presents the balances of major classes of properties as of December 31 as indicated:

	Estimated useful lives in years	2014	2013
Land	—	$371,228	$339,460
Land improvements	7 - 39	261,420	261,420
Buildings and improvements	5 - 40	2,098,338	2,018,882
Leasehold improvements	7 - 15	252,646	243,349
Machinery and equipment	2 - 10	62,230,362	54,413,095
Construction in progress	—	13,510	137,382
Total		65,227,504	57,413,588
Less accumulated depreciation		28,224,661	25,559,606
Net properties, buildings and equipment		$37,002,843	$31,853,982
Management reviews the net carrying value of all properties, buildings and equipment on a regular basis to assess and determine the need for possible impairments. As a result of such review, no impairment write-down was considered necessary for the years ended December 31, 2014 and 2013.
Note 6 – 401 (k) Employee Benefits Plan
Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 100% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $224,000 and $213,000 for the years ended December 31, 2014 and 2013, respectively.

Note 7 – Notes Payable
The following table presents the balances of our notes payables as of December 31 as indicated:

	Lending Institution	Maturity Date	2014	2013	Interest Rates
					2014	2013
Working Capital Loan	Branch Banking and Trust Company	June 16, 2016	$—	$12,000,000	2.19%	2.19%
$6.94 Million Equipment Loan	Branch Banking and Trust Company	February 22, 2016	2,701,343	3,692,772	2.69%	2.69%
$1.5 Million Equipment Loan	Branch Banking and Trust Company	October 17, 2016	727,000	1,097,000	2.69%	2.69%
$4.25 Million Equipment Loan	Branch Banking and Trust Company	September 19, 2016	2,094,000	3,270,000	2.69%	2.66%
$1.5 Million Equipment Loan (2013)	Branch Banking and Trust Company	April 22, 2017	1,000,000	1,428,571	2.67%	2.66%
$5.0 Million Equipment Loan	Branch Banking and Trust Company	April 22, 2018	3,703,704	4,814,815	2.67%	2.66%
$3.5 Million Acquisition Loan	Branch Banking and Trust Company	January 28, 2019	2,858,150	—	2.19%	—%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	10,000,000	—	2.19%	—%
$7.9 Million Installment Sale Contract	Caterpillar Financial Services Corporation	July 17, 2016	3,259,635	5,228,603	3.45%	3.45%
Total notes payable			26,343,832	31,531,761
Current portion of notes payable			(3,685,859)	(13,046,080)
Notes payable, less current portion			$22,657,973	$18,485,681
As of December 31, 2014, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), were parties to a Master Loan Agreement, dated January 31, 2014 (the “2014 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property of the Debtors.
As of December 31, 2014, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan.” The Working Capital Loan will bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two percent 2.00% (previously 2.50%), which will be adjusted monthly and subject to a maximum of 24.00%; utilizing the financial information contained in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, pricing is based on the following table:

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

Under the ancillary agreements relating to the Working Capital Loan, the Company agrees to pay an unused commitment fee on any difference between the face amount of the Working Capital Loan and the amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period. The fee will be calculated annually at the rates set forth in the table above and was due on April 1, 2014 and the same day of each following quarter until the maturity date of the Working Capital Loan. The unused portion of the Working Capital Loan as of December 31, 2014, was $15.0 million.
With the exception of the Working Capital Loan, as described above, the $3.5 Million Acquisition Loan and the $10.0 Million Equipment Loan, all the loans with the Bank bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two and one-half percent 2.50%, which is adjusted monthly and subject to a maximum interest rate of 24.00%.
As of December 31, 2014, Southeast Power, the Company, and Ring Power Corporation (the “Seller”), are parties to an Installment Sale Contract (Security Agreement), as amended (the “$7.9 Million Installment Sale Contract”), and related ancillary agreements. Southeast Power agreed to purchase specific identified equipment units (the “Equipment”) from the Seller for a purchase price of $7.9 million. On July 16, 2012, the Seller assigned to Caterpillar Financial Services Corporation (“CAT”) its interest in and rights and remedies under the $7.9 Million Installment Sale Contract and related agreements, as well as the Seller’s security interest in the Equipment. The Bank and CAT entered into a Subordination Agreement with respect to the Equipment. Pursuant to the terms of the $7.9 Million Installment Sale Contract, Southeast Power agreed to pay the entire purchase price of all Equipment plus fees and finance charges by way of forty-eight (48) installment payments of $176,535, aggregating to $8,473,658, payable directly to CAT. Borrowings outstanding under the $7.9 Million Installment Sale Contract were $3.3 million and $5.2 million as of December 31, 2014 and 2013, respectively. The $7.9 Million Installment Sale Contract bears a fixed interest rate of 3.45% and is due and payable in full on July 17, 2016.
Subsequently, on March 6, 2015, the Company and its wholly owned subsidiaries; Southeast Power, Pineapple House, Bayswater, PCA and C&C, collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), which replaced all previous Bank loan agreements, including the 2014 Master Loan Agreement. The terms of the 2015 Master Loan Agreement are the same as the 2014 Master Loan Agreement, except for (i) the modification of certain financial covenants and (ii) the addition of a $17.0 million loan (the “$17.0 Million Equipment Loan”) and a $2.0 million loan (the “$2.0 Million Equipment Loan”), which are both described below.
Also, on March 6, 2015, the Company and the Debtors, and the Bank entered into the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan, and these loans are governed by the 2015 Master Loan Agreement and related ancillary agreements.
Under the terms of the $17.0 Million Equipment Loan, principal payments of $283,500 plus accrued interest will commence on April 6, 2015 and continue monthly thereafter until the loan is paid in full. Borrowings of $15.2 million from the $17.0 Million Equipment Loan were used to pay in full all of the outstanding BB&T loans listed below and the equipment loan from CAT listed below:

		Outstanding Balance as of Pay Off Date
Loan Description	Loan Amount		Pay Off Date
$6.94 Million Equipment Loan	$6,940,000	$2,538,346	March 6, 2015
$1.5 Million Equipment Loan	1,500,000	662,826	March 6, 2015
$4.25 Million Equipment Loan	4,250,000	1,900,081	March 6, 2015
$1.5 Million Equipment Loan (2013)	1,500,000	929,386	March 6, 2015
$5.0 Million Equipment Loan	5,000,000	3,521,620	March 6, 2015
$3.5 Million Acquisition Loan	3,500,000	2,742,251	March 6, 2015
Sub-total BB&T loans	$22,690,000	$12,294,510
$7.9 Million CAT Equipment Loan	7,902,877	2,931,237	March 9, 2015
Total all loans	$30,592,877	$15,225,747
As discussed above and in accordance with ASC Topic 470-10 Debt, this subsequent issuance of debt demonstrated intent and ability to refinance certain short-term obligations on a long-term basis. Therefore, as of December 31, 2014, we have reclassified the current portion of our outstanding debt to long-term for those loans listed in the table above.
Under the documentation related to the $2.0 Million Equipment Loan, the loan will mature and will be due and payable in full on March 6, 2020. Accrued interest is payable monthly commencing on April 6, 2015 and continuing on the same day of each calendar period thereafter until March 6, 2016, at which time principal and interest shall be paid as follows: (a) commencing April 6, 2016 and each month thereafter through and including March 6, 2020, monthly principal payments in the amount of 1/48th of the principal balance outstanding as of March 6, 2016, plus monthly accrued interest.
Both the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan bear interest at a rate per annum equal to One Month LIBOR (as defined in the documentation related to each loan) plus 1.80%, which will be adjusted monthly and subject to a maximum rate of 24.00%.
The Company’s debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, maximum debt to tangible net worth ratio and fixed charge coverage ratio. Other loan covenants prohibit, among other things, a change in legal form of the Company, and entering into a merger or consolidation. The loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the Bank, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the Bank.
The schedule of payments of the notes payable as of December 31, 2014 is as follows:

2015	$3,685,859
2016	5,439,037
2017	5,624,222
2018	5,624,222
2019 and beyond	5,970,492
Total payments of debt	$26,343,832
Note 8 – Commitments and Contingencies
Operating Leases
The Company leases its principal office space under a seven-year non-cancelable operating lease. Within the provisions of the office lease, there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. In addition, the Company leases other office spaces as principal offices for our subsidiaries PCA and C&C. The Company also leases office equipment under operating leases that expire over the next four years. The Company’s leases require payments of property taxes, insurance and maintenance costs in addition to the rent payments. Additionally, the Company leases several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement. Lastly, the Company has several lease agreements to lease certain equipment from time to time over a 60 month term. The leased equipment is used in our electrical construction operations. The Company recognizes rent expense on a straight-line basis over the expected lease term.
Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 are as follows:

2015	$2,656,015
2016	2,742,347
2017	2,673,853
2018	2,584,937
2019 and beyond	1,816,401
Total minimum operating lease payments	$12,473,553
Total rent expense for the operating leases were $1.3 million and $170,000 for the years ended December 31, 2014 and 2013, respectively.
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2014, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $54.9 million.
Collective Bargaining Agreements
C&C, one of the Company’s electrical construction subsidiaries, is party to collective bargaining agreements with unions representing workers performing field construction operations. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. The agreements require the subsidiary to pay specified wages, provide certain benefits to their respective union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. The subsidiary’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on such subsidiary’s union employee payrolls, which cannot be determined for future periods because contributions depend on, among other things, the number of union employees that such subsidiary employs at any given time; the plans in which it may participate vary depending on the projects it has ongoing at any time; and the need for union resources in connection with those projects. If the subsidiary withdraws from, or otherwise terminates its participation in, one or more multi-employer pension plans, or if the plans were to otherwise become substantially underfunded, such subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. The Company is not aware of any amounts of withdrawal liability that have been incurred as a result of a withdrawal by C&C from any multi-employer defined benefit pension plans.
Multi-employer Pension Plans
The Company contributes to a multi-employer pension plan on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multi-employer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. For the years ended December 31, 2014 and 2013, the contributions to these plans were $122,693 and $105,871, respectively.
The Company’s participation in multi-employer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of the plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2014 and 2013 is for the plan’s year ended December 31, 2014, and 2013, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP” column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multi-employer plans or other significant events that would impact the comparability of contributions to the plans.
Information about the Plan is publicly available on Form 5500, Annual Return / Report of Employee Benefit Plan. The Plan year-end is December 31st and no single employer contributes 5% or more of total plan contributions.

		Certified Zone Status
Plan Name:	EIN Number	Plan Number	2014	2013	FIP Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
National Electrical Benefit Fund	53-0181657	001	Green	Green	Not applicable (green-zone plan)	Not applicable (green-zone plan)	August 31, 2017
Note 9 – Income (Loss) Per Share of Common Stock
Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.
As of December 31, 2014 and 2013, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2014 and 2013.
Note 10 – Common Stock Repurchase Plan
The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 11, 2014, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2015, a maximum of 1,154,940 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2014 and December 31, 2013. As of December 31, 2014, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share). The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.
Note 11 – Business Concentration
Credit Risks
Financial instruments, mainly within the electrical construction operations, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $17.8 million and $14.2 million as of December 31, 2014 and 2013, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts.
Customer Concentration
Revenue (in thousands of dollars) to customers exceeding 10% of the Company’s total revenue for the years ended December 31 as indicated are as follows:

	2014		2013
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Customer A	$14,378	15	$—	—
Customer B	12,849	13	9,818	11
Customer C	25,723	26	13,787	15
Customer D	—	—	24,568	28

Revenue by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2014		2013
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Transmission & foundation	$91,196	92	$82,581	93
Fiber optics	1,694	2	3,244	4
Other	1,936	2	2,930	3
Total	94,827	96	88,755	100
All other	3,537	4	449	—
Total revenue	$98,363	100	$89,204	100
The total of the above categories may differ from the sum of the components due to rounding.
Note 12 - Restricted Cash
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
Note 13 - Acquisition of C and C Power Line, Inc.
On January 3, 2014, PCA completed its acquisition of all the issued and outstanding shares of stock of C&C. The purchase price was $7,250,000 in cash, subject to certain customary post-closing adjustments; $725,000 of such purchase price was deposited into an escrow fund to secure certain purchase price adjustments and indemnification obligations. The purchase price was funded through our Working Capital Loan and the $3.5 Million Acquisition Loan as described in note 7.

As of December 31, 2014, the purchase price adjustments relating to indemnification obligations resulted in a decrease of the purchase price of approximately $139,000. These purchase price adjustments are presented as if the adjustments had been taken into account as of the date of the acquisition.
PCA incurred acquisition costs totaling approximately $322,000 through December 31, 2014 in connection with the transaction. These acquisition costs are included under the caption “selling, general and administrative” on the Company’s consolidated statements of operations. For the year ended December 31, 2014, these acquisition costs totaled approximately $106,000. The balance was incurred in 2013.
C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized workforce. C&C has been involved in the electrical business in Florida since 1989.
The following table summarizes the purchase price allocation recognized as of December 31, 2014, which includes purchase price adjustments for the year ended December 31, 2014:

Assets
Current assets
Accounts receivable, net	$2,564,538
Other current assets	54,415
Total current assets	2,618,953

Machinery and equipment	3,349,880
Intangible assets	1,013,800
Goodwill	101,407
Total assets	$7,084,040

Liabilities
Accounts payable	$448,296
Accrued compensation and payroll taxes	521,782
Other accrued liabilities	360,820
Total liabilities	$1,330,898

Purchase price, net of cash acquired of $1,376,508	$5,753,142
The actual total revenue and income from continuing operations before income taxes included in our consolidated statements of operations for the period ended December 31, 2014 are $22.3 million and $4.5 million, respectively.
The following supplemental unaudited pro forma information presents the financial results as if the acquisition of C&C had occurred on January 1, 2013, assuming the revenue sharing arrangements had been in effect for the entire period and after making certain other pro forma adjustments:

	Years Ended December 31,
Pro Forma Results (unaudited)	2014	2013
Total revenue	$98,363,270	$103,930,433
Income from continuing operations before income taxes	778,141	8,550,691
Net income per share of common stock — basic and diluted	$0.03	$0.34
Certain pro forma adjustments have been included as part of the supplemental pro forma information (in the table above) for earnings and revenues for the year-ended December 31, 2013. Specifically, these pro forma adjustments are reported in the income from continuing operations before income taxes that includes (a) an add-back for expenses for $1.3 million, related to stockholder and key employee buy-out bonuses that occurred prior to the Company’s acquisition, (b) the exclusion of a non-recurring gain on the sale of property and equipment for $601,000, and (c) the additional depreciation and amortization expense related to the increase in the purchase accounting book-basis of the acquired property and equipment and intangible assets for $174,000 and $76,000, respectively.

The unaudited pro forma financial results are not necessarily indicative of the financial results had the acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of the financial results expected in future periods. The pro forma financial results do not include the impact of transaction and integration related costs or benefits that may be expected to result from these investments.
Note 14 – Goodwill and Other Intangible Assets Associated with the Acquisition of C&C
In connection with the acquisition of C&C, as described in note 13, the Company acquired intangible assets with definite useful lives primarily consisting of trademarks and names, customer relationships and non-competition agreements and are amortized over periods from five to twenty years. The aggregate cash consideration paid, net of cash acquired of $1,376,508, was $5.8 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired other intangible assets, $3.3 million to property and equipment, $2.6 million to net current assets and $1.3 million to net liabilities assumed. The Company performed an annual impairment assessment on its intangible assets as of December 31, 2014.  Based upon this analysis, the Company determined that there were no impairments.
The following table presents the gross and net balances of our goodwill and intangible assets as of December 31, 2014:

	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(42,667)	$597,333
Customer relationships	20	350,000	(17,500)	332,500
Non-competition agreement	5	10,000	(2,000)	8,000
Other	1	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(75,967)	$937,833

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon this evaluation, our management, including our CEO and our CFO concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, at the reasonable assurance level.
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our assessment, we believe that as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.
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
Changes in internal control
No changes in our internal control over financial reporting occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information concerning the directors of the Company will be contained under the heading “Proposal 1. Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, which information is incorporated herein by reference.
Our executive officers are as follows:

Name and Title	Year in which service began as officer	Age (1)
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	67
Stephen R. Wherry Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	56
John W. Davis III President, Power Corporation of America and Southeast Power Corporation	2013	41
___________________

(1)	As of February 28, 2015
Throughout the past five years, John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company, with responsibilities substantially consistent with those of their current positions.
John H. Sottile has served as Chairman of the Board of Directors since May 1998.
John W. Davis III was appointed President of Southeast Power, effective January 1, 2013, and President of Power Corporation of America, effective August 29, 2013. Mr. Davis had served as Southeast Power’s Chief Operating Officer since April 2011 and as its Vice President from May 2009 to December 2012. Prior to joining Southeast Power, from January 2008 to May 2009, Mr. Davis was the General Manager of Reliable Constructors, Inc., a foundation and drilled shaft contractor.
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
Audit Committee
Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2015 Proxy Statement, which information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information concerning executive compensation and director compensation will be contained under “Executive Compensation” and “Director Compensation” in our 2015 Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning the security ownership of certain beneficial owners and management will be contained under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our 2015 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Proposal 1. Election of Directors” and “Director Compensation-Transactions with Related Parties” in our 2015 Proxy Statement, which information is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2015 Proxy Statement, which information is incorporated herein by reference.
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

+10-2(a)
Form of Indemnification Agreement is hereby incorporated by reference to Item 1.01 of the Company's Current Report on Form 8-K dated December 5, 2014, heretofore filed with the Commission (file No. 1-7525).

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

10-5(c)
Renewal Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No.1-7525).

10-5(d)
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

10-5(f)
Allonge to Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated September 27, 2007, heretofore filed with the Commission (file No. 1-7525).

10-5(g)
Renewal Revolving Line of Credit Promissory Note (Allonge to promissory note) of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated November 25, 2008, heretofore filed with the Commission (file No. 1-7525).

10-5(h)
Extension of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated November 27, 2009, heretofore filed with the Commission (file No. 1-7525).

10-5(i)
Note Modification Agreement of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to Loans of up to $3.0 million and Addendum to Promissory Note is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-5(j)
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

10-5(k)
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

10-5(y)
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

10-5(z)
Addendum To Renewal and Additional Advance Promissory Note, dated April 17, 2012, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(aa)
Loan Agreement, dated April 17, 2012, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(bb)
Modification of Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(cc)
Guaranty Agreement, dated April 17, 2012, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(dd)
Modification of Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(ee)
Letter from Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(ff)
Addendum to Loan Agreement, dated July 16, 2012, between Branch Banking and Trust Company and The Goldfield Corporation relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(gg)
Addendum to Loan Agreement, dated September 17, 2012, between Branch Banking and Trust Company and The Goldfield Corporation relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(hh)
Renewal Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(ii)
Addendum To Renewal and Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(jj)
Loan Agreement, dated January 15, 2013, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(kk)
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

10-5(ll)
Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(mm)
Addendum to Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(nn)
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

10-5(oo)
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

10-6
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

10-6(b)
Guaranty Agreement, dated July 13, 2006, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-6(c)
Security Agreement, dated July 13, 2006, between Southeast Power Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

10-6(d)
Promissory Note of Southeast Power Corporation relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(e)
Addendum to Loan Agreement dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.825 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(f)
Security Agreement, dated December 29, 2009, between Southeast Power Corporation and Branch Banking and Trust Company and Attachment "A" to the Security Agreement dated December 29, 2009, is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(g)
Guaranty Agreement, dated December 29, 2009, between The Goldfield Corporation and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(h)
Guaranty Agreement, dated December 29, 2009, between Pineapple House of Brevard, Inc. and Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated December 29, 2009, heretofore filed with the Commission (file No. 1-7525).

10-6(i)
Promissory Note of Southeast Power Corporation relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(j)
Addendum to Promissory Note dated February 22, 2011, among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(k)
Loan Agreement, dated February 22, 2011, among Southeast Power Corporation, The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(l)
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

10-6(o)
Letter from Branch Banking and Trust Company relating to loans to Southeast Power Corporation of up to $6.94 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(p)
Addendum To Loan Agreement, dated July 16, 2012, of Southeast Power Corporation relating to loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(q)
Addendum To Loan Agreement, dated September 17, 2012, of Southeast Power Corporation relating to loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-7
Collateral Trust Agreement between The Goldfield Corporation, Valley Forge Insurance Company Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated October 25, 2010, heretofore filed with the Commission (file No. 1-7525).

10-8
Promissory Note of Southeast Power Corporation, dated April 17, 2012, relating to Loans of up to $1.5 Million is hereby incorporated by reference to Exhibit 10-8 of the Company's Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(a)
Addendum to Promissory Note dated April 17, 2012 among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-9 of the Company's Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(b)
Loan Agreement, dated April 17, 2012, among Southeast Power Corporation, The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-10 of the Company's Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(c)
Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-11 of the Company's Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(d)
Guaranty Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million, is hereby incorporated by reference to Exhibit 10-12 of the Company's Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(e)
Letter from Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $1.5 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(f)
Addendum To Loan Agreement, dated July 16, 2012, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(g)
Addendum To Loan Agreement, dated September 17, 2012, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-8 of the Company's Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(h)
Addendum To Loan Agreement, dated January 15, 2013, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated January 15, 2013 heretofore are filed with the Commission (file No. 1-7525).

10-9
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

10-9(a)
Amendment to Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-9(b)
Guaranty Agreement to Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10
Promissory Note of Southeast Power Corporation, dated September 17, 2012, relating to Loans of up to $4.25 Million is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(a)
Addendum to Promissory Note dated September 17, 2012 among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(b)
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

10-10(c)
Security Agreement, dated September 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(d)
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

10-10(e)
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

10-11(a)
Addendum to Promissory Note, dated April 22, 2013, among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-11(b)
Security Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-11(c)
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

10-14
Promissory Note of The Goldfield Corporation, dated January 31, 2014, relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-14(a)
Addendum to Promissory Note, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-14(b)
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

10-14(c)
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

10-16(a)
The First Amendment to the Lease Agreement signed October 7, 2011, effective November 1, 2011 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated October 7, 2011, heretofore filed with the Commission (file No. 1-7525).

10-16(b)
The Second Amendment to the Lease Agreement signed July 29, 2013, effective November 1, 2013 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2013, heretofore filed with the Commission (file No. 1-7525).

10-17
Master Lease Agreement dated March 31, 2014, among Power Corporation of America and Terex Master Trust relating to (4) 60 month lease schedules for specific use of equipment totaling $6.4 million in the aggregate over the 60-month term is hereby incorporated by reference to Item 2.03 of the Company's Current Report on Form 8-K dated April 3, 2014, heretofore filed with the Commission (file No. 1-7525).

10-18
Master Loan Agreement, dated March 6, 2015, among The Goldfield Corporation, Power Corporation of America, Southeast Power Corporation, C and C Power Line Inc., Bayswater Development Corporation, Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to all prior and new loans with Branch Banking and Trust Company as listed in Exhibit "A" of the loan document is hereby incorporated by reference to Exhibit 10-1 of the Company's Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-19
Promissory Note of The Goldfield Corporation, dated March 6, 2015, relating to Loans of up to $17.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-19(a)
Addendum to Promissory Note dated March 6, 2015 among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $17.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-19(b)
Security Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $17.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-19(c)
Guaranty Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $17.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-20
Promissory Note of The Goldfield Corporation, dated March 6, 2015, relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company's Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-20(a)
Addendum to Promissory Note dated March 6, 2015 among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-7 of the Company's Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-20(b)
Security Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $2.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company's Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-20(c)
Guaranty Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $2.0 million is hereby incorporated by reference to Exhibit 10-9 of the Company's Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

11	For computation of per share earnings, see note 9 to the consolidated financial statements.

*21	Subsidiaries of Registrant

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

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
(John H. Sottile)

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 30, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2015.

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