Form 10-Q
period 2015-03-31
GOLDFIELD CORP
filed 2015-05-15
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2015 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$5,648,264	$9,822,179
Accounts receivable and accrued billings	18,554,812	17,840,680
Costs and estimated earnings in excess of billings on uncompleted contracts	7,623,993	6,537,280
Income taxes receivable	1,570,878	763,821
Current portion of notes receivable	59,679	53,332
Residential properties under construction	385,790	—
Prepaid expenses	946,858	613,765
Deferred income taxes	2,183,067	2,274,896
Other current assets	547,322	262,630
Total current assets	37,520,663	38,168,583

Property, buildings and equipment, at cost, net of accumulated depreciation of $29,672,905 in 2015 and $28,224,661 in 2014	37,157,555	37,002,843
Deferred charges and other assets
Land and land development costs	2,145,271	2,564,449
Cash surrender value of life insurance	546,055	546,291
Restricted cash	566,391	566,321
Notes receivable, less current portion	36,120	50,096
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $91,509 in 2015 and $75,967 in 2014	922,291	937,833
Other assets	19,651	32,113
Total deferred charges and other assets	4,337,186	4,798,510
Total assets	$79,015,404	$79,969,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,950,947	$9,674,961
Contract loss accruals	2,342,372	2,547,816
Billings in excess of costs and estimated earnings on uncompleted contracts	757,286	1,537,971
Current portion of notes payable	3,772,370	3,685,859
Accrued remediation costs	1,016,386	1,048,380
Total current liabilities	17,839,361	18,494,987
Deferred income taxes	7,958,252	7,988,539
Accrued remediation costs, less current portion	15,000	15,000
Notes payable, less current portion	23,227,630	22,657,973
Other accrued liabilities	63,825	55,766
Total liabilities	49,104,068	49,212,265
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	9,956,463	10,802,798
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	29,911,336	30,757,671
Total liabilities and stockholders’ equity	$79,015,404	$79,969,936
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenue
Electrical construction	$30,400,162	$21,519,115
Other	146,645	412,130
Total revenue	30,546,807	21,931,245
Costs and expenses
Electrical construction	29,233,723	18,328,257
Other	127,734	308,304
Selling, general and administrative	1,001,710	1,114,227
Depreciation and amortization	1,613,845	1,498,904
Loss (gain) on sale of property and equipment	5,627	(8,004)
Total costs and expenses	31,982,639	21,241,688
Total operating (loss) income	(1,435,832)	689,557
Other income (expense), net
Interest income	5,865	7,693
Interest expense	(170,053)	(177,813)
Other income, net	15,376	13,984
Total other expense, net	(148,812)	(156,136)
(Loss) income before income taxes	(1,584,644)	533,421
Income tax provision	(738,309)	198,140
Net (loss) income	$(846,335)	$335,281

Net (loss) income per share of common stock — basic and diluted	$(0.03)	$0.01
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(846,335)	$335,281
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	1,613,845	1,498,904
Deferred income taxes	61,542	142,241
Loss (gain) on sale of property and equipment	5,627	(8,004)
Loss (gain) on cash surrender value of life insurance	236	(1,272)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable and accrued billings	(714,132)	5,149,526
Remediation insurance receivable	—	(160,540)
Construction inventory	—	(21,846)
Real estate inventory	—	(1,656,227)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,086,713)	(2,155,307)
Residential properties under construction	(385,790)	1,616,916
Income taxes receivable	(807,057)	(55,934)
Prepaid expenses and other assets	(605,323)	(613,131)
Land and land development costs	419,178	(5,199)
Restricted cash	(70)	(85,105)
Accounts payable and accrued liabilities	123,827	(2,291,857)
Contract loss accruals	(205,444)	(12,759)
Billings in excess of costs and estimated earnings on uncompleted contracts	(780,685)	(310,325)
Accrued remediation costs	(31,994)	100,913
Net cash (used in) provided by operating activities	(3,239,288)	1,466,275
Cash flows from investing activities
Proceeds from disposal of property and equipment	18,715	11,000
Proceeds from notes receivable	7,629	9,809
Purchases of property, buildings and equipment	(1,617,139)	(2,751,403)
Net cash paid for acquisition	—	(5,873,492)
Net cash used in investing activities	(1,590,795)	(8,604,086)
Cash flows from financing activities
Proceeds from notes payable	18,000,000	3,500,000
Repayments on notes payable	(14,084,197)	(8,134,978)
Installment loan repayments	(3,259,635)	(485,901)
Net cash provided by (used in) financing activities	656,168	(5,120,879)
Net decrease in cash and cash equivalents	(4,173,915)	(12,258,690)
Cash and cash equivalents at beginning of period	9,822,179	20,214,569
Cash and cash equivalents at end of period	$5,648,264	$7,955,879
Supplemental disclosure of cash flow information
Interest paid	$149,547	$172,752
Income taxes paid, net	$7,206	$111,833
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$160,218	$163,805
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
Basis of Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2014, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of both March 31, 2015 and December 31, 2014, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable and accrued billings, notes receivable, restricted cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, accounts payable, notes payable, and other current liabilities.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes receivable is considered by management to approximate carrying value based on their interest rates and terms, maturities, collateral, and current status of the receivables. The fair value of the Company’s long-term notes payable are also estimated by management to approximate their carrying value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.
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
Segment Reporting
The Company operates as a single reportable segment, electrical construction, under ASC Topic 280-10-50 Disclosures about Segments of an Enterprise and Related Information. Certain corporate costs are not allocated to a segment.
Reclassifications
Certain amounts previously reflected in the prior year statement of cash flows have been reclassified to conform to the Company’s 2015 presentation. The cash flows from operating activities includes amounts under contract loss accruals which were previously reported within accounts payable and accrued liabilities. This reclassification had no effect on the previously reported total cash flows from operating activities.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2014-08 relating to the reporting of discontinued operations and the disclosures related to disposals of components of an entity. The new standard addresses the question around whether the disposal represents a strategic shift, if the operations and cash flows can be clearly distinguished and continuing involvement will no longer preclude a disposal from being presented as discontinued operations. These changes are effective for the Company for interim and annual periods that begin after December 15, 2014 and is not expected to have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard’s effective date. Public business entities would be required to apply the revenue recognition standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application would be permitted but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). The option to use either a retrospective or cumulative-effective transition method would not change.
In August 2014, the FASB issued ASU 2014-15 requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-15 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 that intends to simplify the presentation of debt issuance costs. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The ASU requires that they be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, which is similar to the presentation of debt discounts or premiums. The costs will continue to be amortized to interest expense using the effective interest method. The Company is currently evaluating the impact that the adoption of ASU 2015-03 will have on its consolidated financial statements.
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rate from continuing operations for the three months ended March 31 as indicated:

	2015	2014
Income tax provision	$(738,309)	$198,140
Effective income tax rate	(46.6)%	37.1%
The Company’s expected tax rate for the year ending December 31, 2015, which was calculated based on the estimated annual operating results for the year, is 46.6%. The expected tax rate differs from the federal statutory rate of 34% mainly due to non-deductible expenses and to a lesser extent state income taxes.
The effective tax rate for the three months ended March 31, 2015 was (46.6)% and reflects the annual expected tax rate for 2015. The effective tax rate for the three months ended March 31, 2014 was 37.1% and differs from the federal statutory rate of 34% primarily due to state income taxes.
The current deferred tax assets decreased to $2.2 million as of March 31, 2015 from $2.3 million as of December 31, 2014 due to the decrease in accrued contract losses. The non-current deferred tax liabilities were $8.0 million as of both March 31, 2015 and December 31, 2014.
The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with loss carryforwards expiring unused, and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2015 is approximately $6.3 million.
The Company has gross unrecognized tax benefits of $11,000 as of both March 31, 2015 and December 31, 2014. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
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
Effective September 15, 2014, the Company entered into an Administrative Order on Consent (“AOC”) with the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). The Company sold the Site over fifty years ago. The Site includes a tailings impoundment that was not previously reclaimed. Pursuant to the AOC, the Company agreed to undertake certain remediation actions at the Site, which work has commenced and is expected to be completed in the fourth quarter of 2015. The contract price for this work is $1.3 million. As of March 31, 2015, approximately 33.7% of the contract work was completed, with a remaining balance of contract work of $875,000. This amount does not include certain other charges, such as potential change orders, environmental oversight costs and other direct and indirect costs.
Based on the foregoing, the Company has reasonably estimated the amounts related to this response action in accordance with ASC Topic 450-20, Loss Contingencies, and established a contingency provision within discontinued operations. As of March 31, 2015 and December 31, 2014, the balance of the estimated contingency provision accrued by the Company was $1.0 million and $1.1 million, respectively. This contingency provision represents the estimated costs of the response action, as provided by the Company’s environmental consultants, as well as the anticipated legal costs. It is reasonably possible the total actual costs to be incurred at the Site in future periods may vary from this estimate. The provision will be reviewed periodically based upon facts and circumstances available at the time. The costs provisioned for future expenditures related to this environmental obligation are not discounted to present value.
The Company made claims with two of its insurers for certain defense and remediation costs related to the Site. In December 2014 the Company received $377,000 from these insurers in full settlement of the previously disclosed declaratory judgment actions related to such claims. This payment was recorded upon its receipt and is recorded as a gain within discontinued operations and is not reflected in the accrued remediation costs. In addition, the Company previously received defense reimbursements from the insurers aggregating $201,000, which is reflected in the calculation of the contingency provision.
As of March 31, 2015 and December 31, 2014, respectively, discontinued operations had no liabilities other than the accrued remediation costs associated with the aforementioned EPA action.

	March 31,	December 31,
	2015	2014
Accrued remediation costs current	$1,016,386	$1,048,380
Accrued remediation costs non-current	15,000	15,000
Total liabilities of discontinued operations	$1,031,386	$1,063,380

Note 4 – Notes Payable
The following table presents the balances of our notes payable as of the dates indicated:

	Lending Institution	Maturity Date	March 31, 2015	December 31, 2014	Interest Rates
					March 31, 2015	December 31, 2014
Working Capital Loan	Branch Banking and Trust Company	June 16, 2016	$—	$—	2.19%	2.19%
$6.94 Million Equipment Loan	Branch Banking and Trust Company	February 22, 2016	—	2,701,343	—%	2.69%
$1.5 Million Equipment Loan	Branch Banking and Trust Company	October 17, 2016	—	727,000	—%	2.69%
$4.25 Million Equipment Loan	Branch Banking and Trust Company	September 19, 2016	—	2,094,000	—%	2.69%
$1.5 Million Equipment Loan (2013)	Branch Banking and Trust Company	April 22, 2017	—	1,000,000	—%	2.67%
$5.0 Million Equipment Loan	Branch Banking and Trust Company	April 22, 2018	—	3,703,704	—%	2.67%
$3.5 Million Acquisition Loan	Branch Banking and Trust Company	January 28, 2019	—	2,858,150	—%	2.19%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	10,000,000	10,000,000	2.19%	2.19%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	17,000,000	—	2.00%	—%
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	—	—	2.00%	—%
$7.9 Million Installment Sale Contract	Caterpillar Financial Services Corporation	July 17, 2016	—	3,259,635	—%	3.45%
Total notes payable			27,000,000	26,343,832
Current portion of notes payable			(3,772,370)	(3,685,859)
Notes payable, less current portion			$23,227,630	$22,657,973
As of March 31, 2015, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned, hereafter acquired and wherever located personal property of the Debtors.
As of March 31, 2015, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan.” As of both March 31, 2015 and December 31, 2014, there were no borrowings under the Working Capital Loan. The Working Capital Loan will bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two percent 2.00% (previously 2.50%), which will be adjusted monthly and subject to a maximum of 24.00%. Pricing is based on the following table:

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
Under the ancillary agreements relating to the Working Capital Loan, the Company agrees to pay an unused commitment fee on any difference between the face amount of the Working Capital Loan and the amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period. The fee will be calculated annually at the rates set forth in the table above and was due on April 1, 2014 and the same day of each following quarter until the maturity date of the Working Capital Loan. The unused portion of the Working Capital Loan as of March 31, 2015, was $15.0 million.
The Working Capital Loan, as described above, and the $10.0 Million Equipment Loan, bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two percent 2.00%, which is adjusted monthly and subject to a maximum interest rate of 24.00%.
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
Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2015, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $67.4 million.
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

Note 6 – (Loss) Income Per Share of Common Stock
Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common stock shares outstanding during the period. Diluted (loss) income per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.
As of March 31, 2015 and 2014, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three months ended March 31, 2015 and 2014.
Note 7 – Customer Concentration
A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the three months ended March 31, 2015 and 2014, the three largest customers accounted for 62% and 57%, respectively, of the Company’s total revenue.
Note 8 – Restricted Cash
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
Note 9 – Goodwill and Other Intangible Assets Associated with the Acquisition of C&C
On January 3, 2014, PCA completed its acquisition of all the issued and outstanding shares of stock of C&C. The purchase price was $7.3 million in cash, subject to certain customary post-closing adjustments. As of December 31, 2014 all such adjustments were recognized. In connection with the acquisition of C&C, the Company acquired intangible assets with definite useful lives primarily consisting of trademarks and names, customer relationships and non-competition agreements and are amortized over periods from five to twenty years. The aggregate cash consideration paid, net of cash acquired of $1.4 million, was $5.8 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired other intangible assets, $3.3 million to property and equipment, $2.6 million to net current assets and $1.3 million to net liabilities assumed.
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		March 31, 2015			December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(53,334)	$586,666	$640,000	$(42,667)	$597,333
Customer relationships	20	350,000	(21,875)	328,125	350,000	(17,500)	332,500
Non-competition agreement	5	10,000	(2,500)	7,500	10,000	(2,000)	8,000
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(91,509)	$922,291	$1,013,800	$(75,967)	$937,833

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.
You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
We are a provider of electrical construction services in the southeast and mid-Atlantic regions of the United States including Texas. For the three months ended March 31, 2015, our total consolidated revenue was $30.5 million.
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”) and C and C Power Line, Inc. (“C&C”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers. Southeast Power performs electrical contracting services throughout the United States. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with an additional office in Lenexa, Kansas. C&C has a unionized workforce and has been involved in the electrical business primarily in Florida since 1989.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service and organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the three months ended March 31, 2015 and the year ended December 31, 2014, three of our customers accounted for approximately 62% and 54%, respectively, of our consolidated revenue. The loss of, or decrease in current demand from, one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. We recognized contract losses totaling $3.9 million for the three month period ended March 31, 2015. Accrued contract losses as of March 31, 2015 and December 31, 2014, were $2.3 million and $2.5 million, respectively. The accrued contract losses for 2015 and 2014 are mainly attributable to transmission projects in Texas experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, we originally established a contingency provision within Discontinued Operations of $1.2 million as of December 31, 2013, relating to a pending environmental matter with respect to a mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”), which we sold over fifty years ago. During the three months ended March 31, 2015, there was no increase to the contingency provision within discontinued operations. The balance of the accrued remediation costs as of March 31, 2015 and December 31, 2014, was $1.0 million and $1.1 million, respectively. The accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount. We are currently taking certain remediation actions at the Site, which work has commenced and is expected to be completed in the fourth quarter of 2015.
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
As of March 31, 2015, our deferred tax assets were largely comprised of accrued workers’ compensation claims, accrued remediation costs and federal net operating loss carryforward. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2015 is approximately $6.3 million.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014
The table below presents our operating (loss) income from continuing operations for the three months ended March 31, 2015 and 2014:

	2015	2014
Revenue
Electrical construction	$30,400,162	$21,519,115
Other	146,645	412,130
Total revenue	30,546,807	21,931,245
Costs and expenses
Electrical construction	29,233,723	18,328,257
Other	127,734	308,304
Selling, general and administrative	1,001,710	1,114,227
Depreciation and amortization	1,613,845	1,498,904
Loss (gain) on sale of property and equipment	5,627	(8,004)
Total costs and expenses	31,982,639	21,241,688
Total operating (loss) income	$(1,435,832)	$689,557
Operating (loss) income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating (loss) income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended March 31, 2015, increased 39.3% to $30.5 million, from $21.9 million in the same period in 2014. Electrical construction operations revenue increased $8.9 million to $30.4 million, from $21.5 million in the same period in 2014, due primarily to growth in our construction under master service agreements (“MSAs”).
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of March 31, 2015 and 2014 along with an estimate of the backlog amounts expected to be realized within 12 months and during the total life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for additional renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $114.0 million (54.4%) of our total estimated MSA backlog as of March 31, 2015.

	Backlog as of		Backlog as of
	March 31, 2015		March 31, 2014
Electrical Construction	12 Months	Total	12 Months	Total
Project Specific Firm Contracts	$31,682,878	$39,884,523	$22,578,681	$23,188,331
Estimated Master Service Agreements (MSAs)	45,160,653	209,728,753	22,742,098	49,938,039
Total	$76,843,531	$249,613,276	$45,320,779	$73,126,370

Our total backlog as of March 31, 2015, was $249.6 million, compared to $73.1 million as of March 31, 2014. Of the $249.6 million backlog as of March 31, 2015, $39.9 million (16.0%) is believed to be firm under project-specific fixed-price and maintenance contracts and the balance represents the estimated value of future services under our existing MSAs. This compares to a backlog of $73.1 million as of March 31, 2014, of which $23.2 million (31.7%) was believed to be firm under project-specific fixed-price and maintenance contracts and the balance was attributable to estimated value of future services under our existing MSAs. Of our total backlog as of March 31, 2015, we expect approximately $76.8 million (30.8%) to be completed over the next twelve months.

As of March 31, 2015, compared to December 31, 2014, our total backlog declined $25.4 million (9.2%) and our 12-month backlog declined $8.5 million (10.0%). These declines resulted primarily from completion of some MSA work, not replaced by new work and the reduction in estimated work under certain MSAs. Growth in non MSA firm contracts partially offset the decrease in MSAs.
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
As of March 31, 2015 and 2014, the estimated value of future services under MSAs accounted for approximately 84.0% and 68.3% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year which allows for more consistent work load and improved operating efficiencies.
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
Operating Results
Electrical construction operations had an operating loss of $512,000 for the three months ended March 31, 2015, compared to operating income of $1.5 million in the same period in 2014. This decrease largely resulted from losses aggregating $3.9 million recognized in the first quarter, principally on four projects for two utilities in Texas. The largest loss was mainly attributable to adverse weather conditions and a safety incident on one project that resulted in a delay of approximately four weeks and caused an increase in labor and equipment rental expenses. Losses on two other projects also resulted from completion delays attributable to adverse weather conditions. The loss on the fourth project resulted from unanticipated additional labor costs necessary to meet critical completion deadlines.
The 2015 year to date rainfall, in the area in Texas where our projects are located, is estimated to be as much as double the year to date normal precipitation rate. The extraordinary amount of rain not only delays productive work, but also creates adverse ground conditions that slow ongoing work. Rain and, in some cases, flood conditions have impaired our ability to move equipment along the power line right of way.
During the first quarter we made operational and management changes in our Texas operations designed to reduce production difficulties experienced on our Texas projects.
The first quarter losses on our Texas projects were in large part offset by improved operating results elsewhere. For the quarter ended March 31, 2015, the operating profit from our other electrical construction operations grew 43.4% to $1.3 million, from the same period last year.
With the addition of selling, general and administrative expenses (“SG&A”) and depreciation we had a total operating loss of $1.4 million for the three months ended March 31, 2015, compared to total operating income of $690,000 in the same period in 2014.
Because of these electrical construction operating losses, our electrical construction operations operating margins decreased to (1.7%) for the three months ended March 31, 2015, from 7.1% in the same period in 2014.
Costs and Expenses
Electrical construction operations cost of goods sold increased by $10.9 million to $29.2 million for the three months ended March 31, 2015, from $18.3 million in the same period in 2014. This increase was primarily attributable to a 41.3% higher level of electrical construction operations. The aforementioned losses relating to the four Texas projects also contributed to this increase. Due to this increase in electrical construction expenses, total costs and expenses increased by $10.7 million to $32.0 million for the three months ended March 31, 2015, from $21.2 million in the same period in 2014.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2015 and 2014:

	2015	2014
Electrical construction operations	$89,470	$187,217
Other	118,763	125,242
Corporate	793,477	801,768
Total	$1,001,710	$1,114,227
During the three months ended March 31, 2015 as compared to the same period in 2014, SG&A expenses decreased 10.1% to $1.0 million, primarily due to decreases in corporate administrative and electrical construction operations expenditures. As a percentage of revenue, SG&A expenses decreased to 3.3% for 2015, from 5.1% in 2014, due primarily to the aforementioned increase in revenue and the decrease in SG&A expenses during the three months ended March 31, 2015.
The following table sets forth depreciation and amortization expense for the three months ended March 31, 2015 and 2014:

	2015	2014
Electrical construction operations	$1,583,356	$1,479,600
Other	2,928	2,749
Corporate	27,561	16,555
Total	$1,613,845	$1,498,904
Depreciation and amortization expense, which includes $16,000 and $29,000 of amortization expense for acquired intangibles in 2015 and 2014, respectively, increased to $1.6 million for the three months ended March 31, 2015, from $1.5 million for the three months ended March 31, 2014, an increase of 7.7%. The increase in depreciation is mainly due to the acquisition of C&C and an increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31, 2015 and 2014:

	2015	2014
Income tax provision	$(738,309)	$198,140
Effective income tax rate	(46.6)%	37.1%
Our expected tax rate for the year ending December 31, 2015, which was calculated based on the estimated annual operating results for the year, is 46.6%. Our expected tax rate differs from the federal statutory rate of 34% mainly due to non-deductible expenses and to a lesser extent state income taxes.
Our effective tax rate for the three months ended March 31, 2015 was (46.6)% and reflects the annual expected tax rate of 46.6% for 2015. Our effective tax rate for the three months ended March 31, 2014 was 37.1% and differs from the federal statutory rate of 34% primarily due to state income taxes.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of March 31, 2015, we had cash and cash equivalents of $5.6 million and working capital of $19.7 million, as compared to cash and cash equivalents of $9.8 million, and working capital of $19.7 million as of December 31, 2014.
In addition to cash flow from operations, we have a $15.0 million revolving line of credit and a $2.0 million term loan for equipment purchases, both of which were unused as of March 31, 2015. The revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis
The following table presents our net cash flows for each of the three months ended March 31, 2015 and 2014:

	2015	2014
Net cash (used in) provided by operating activities	$(3,239,288)	$1,466,275
Net cash used in investing activities	(1,590,795)	(8,604,086)
Net cash provided by (used in) financing activities	656,168	(5,120,879)
Net decrease in cash and cash equivalents	$(4,173,915)	$(12,258,690)
Operating Activities
Cash flows from operating activities are comprised of net (loss) income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash used in our operating activities totaled $3.2 million for the three months ended March 31, 2015, compared to cash provided by operating activities of $1.5 million for 2014. The decrease in cash flows from operating activities was approximately $4.7 million, and was primarily due to the changes reflected in the item “accounts receivable and accrued billings.” For the three months ended March 31, 2015, accounts receivable and accrued billings was $(714,000), compared to $5.1 million for the three months ended March 31, 2014. This decrease was primarily due to an increase in the receivable balances of several large utility customers, attributable to the aforementioned increase in MSA revenue. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended March 31, 2015 and 2014, our DSO for accounts receivable were 54 and 49, respectively, and our DSO for costs and estimated earnings in excess of billings were 23 and 30, respectively. The increase in our DSO for accounts receivable and accrued billings for the quarter ended March 31, 2015, when compared to the same quarterly period in 2014, was mainly due to the aforementioned increase in revenue mainly attributable to the growth in our MSAs. The decrease in our DSO for costs and estimated earnings in excess of billings was mainly due to several large projects being close to completion for the quarter ended March 31, 2015, when compared to the same quarterly period in 2014. As of May 12, 2015, we have received approximately 83.4% of our March 31, 2015 outstanding trade accounts receivable and have billed 54.3% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $7,000 for the three months ended March 31, 2015 from $112,000 for the three months ended March 31, 2014. Taxes paid for the three months ended March 31, 2015 were for the estimated 2014 income tax liability, compared to taxes paid for the same annual period in 2014, which were primarily for the estimated 2013 income tax liability.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2015, was $1.6 million, compared to cash used in investing activities of $8.6 million for 2014. The decrease in cash used in our investing activities for the three months ended March 31, 2015, when compared to 2014, is primarily due to the acquisition of C&C in 2014. On January 3, 2014, PCA completed its acquisition of C&C as described in note 9 to the consolidated financial statements. The aggregate cash consideration paid, net of cash acquired, was $5.8 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired intangible assets, $3.3 million to fixed assets, $2.6 million to current assets and $1.3 million to liabilities assumed.
Our investing activities for the three months ended March 31, 2015 were mainly attributable to capital expenditures of $1.6 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as for our expansion efforts. Our capital budget for 2016 is expected to total approximately $5.0 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.

Financing Activities
Cash provided by financing activities for the three months ended March 31, 2015, was $656,000, compared to cash used in financing activities of $5.1 million for 2014. Our financing activities for the three months ended March 31, 2015 consisted mainly of net repayments on our electrical construction equipment loans totaling $10.2 million, repayments on our $3.5 Million Acquisition Loan of $2.9 million, installment loan repayments of $3.3 million, and repayments on our Working Capital Loan of $1.0 million. These repayments were offset by net borrowings on our $17.0 Million Equipment Loan totaling $17.0 million, as well as borrowings on our Working Capital Loan of $1.0 million. Our financing activities for the three months ended March 31, 2014 consisted mainly of repayments on our Working Capital Loan of $7.0 million and net repayments on our equipment loans totaling $1.0 million, repayments on our acquisition loan of $117,000 and installment loan repayments of $486,000. These repayments were offset by borrowings on our acquisition loan of $3.5 million.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of March 31, 2015.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Quarter End:	Covenant	March 31, 2015
Tangible net worth minimum	$20,000,000	$28,887,638
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	1.70
Covenants Measured at Year End:
Fixed charge coverage ratio must equal or exceed	1.3 : 1.0	1.52
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Not applicable to smaller reporting companies.
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of March 31, 2015, at the reasonable assurance level.
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our assessment, we believe that as of March 31, 2015, our internal control over financial reporting was effective based on those criteria.
Changes in internal control
No changes in our internal control over financial reporting occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended all such activities in December 2002. Effective September 15, 2014, the Company entered into an Administrative Order on Consent (“AOC”) with the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site (the “Site”), located in Stevens County, Washington. The Company sold the Site over fifty years ago.
For more detailed information regarding this matter and settlement of declaratory judgment actions with respect to insurance coverage, please see the discussion set forth in note 3 to the consolidated financial statements in this Form 10-Q.
Item 1A.    Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 11, 2014, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2015 a maximum of 1,154,940 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the three months ended March 31, 2015 or March 31, 2014. As of March 31, 2015, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share). The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.	Exhibits.

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
**32-1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
**32-2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
***101.INS	XBRL Instance Document
***101.SCH	XBRL Schema Document
***101.CAL	XBRL Calculation Linkbase Document
***101.LAB	XBRL Label Linkbase Document
***101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

**
These exhibits are furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section. These exhibits shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates them by reference.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2015		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
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