Form 10-Q
period 2015-06-30
GOLDFIELD CORP
filed 2015-08-14
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2015 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$7,279,986	$9,822,179
Accounts receivable and accrued billings	14,035,315	17,840,680
Costs and estimated earnings in excess of billings on uncompleted contracts	15,499,404	6,537,280
Income taxes receivable	1,631,271	763,821
Current portion of notes receivable	59,714	53,332
Residential properties under construction	673,817	—
Prepaid expenses	697,842	613,765
Deferred income taxes	948,459	2,274,896
Other current assets	575,105	262,630
Total current assets	41,400,913	38,168,583

Property, buildings and equipment, at cost, net of accumulated depreciation of $29,530,951 in 2015 and $28,224,661 in 2014	37,204,360	37,002,843
Deferred charges and other assets
Land and land development costs	2,156,038	2,564,449
Cash surrender value of life insurance	547,719	546,291
Restricted cash	566,462	566,321
Notes receivable, less current portion	23,049	50,096
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $107,050 in 2015 and $75,967 in 2014	906,750	937,833
Other assets	39,454	32,113
Total deferred charges and other assets	4,340,879	4,798,510
Total assets	$82,946,152	$79,969,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,757,469	$9,674,961
Contract loss accruals	182,572	2,547,816
Billings in excess of costs and estimated earnings on uncompleted contracts	361,275	1,537,971
Current portion of notes payable	7,952,926	3,685,859
Accrued remediation costs	800,113	1,048,380
Total current liabilities	20,054,355	18,494,987
Deferred income taxes	7,889,933	7,988,539
Accrued remediation costs, less current portion	15,000	15,000
Notes payable, less current portion	23,696,574	22,657,973
Other accrued liabilities	66,755	55,766
Total liabilities	51,722,617	49,212,265
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	11,268,662	10,802,798
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	31,223,535	30,757,671
Total liabilities and stockholders’ equity	$82,946,152	$79,969,936
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Electrical construction	$33,296,684	$22,890,318	$63,696,846	$44,409,433
Other	157,221	2,439,772	303,867	2,851,903
Total revenue	33,453,905	25,330,090	64,000,713	47,261,336
Costs and expenses
Electrical construction	27,222,221	19,963,568	56,455,944	38,291,826
Other	143,143	2,009,762	270,878	2,318,066
Selling, general and administrative	1,477,422	1,137,747	2,479,131	2,251,974
Depreciation and amortization	1,658,424	1,521,395	3,272,269	3,020,300
Loss (gain) on sale of property and equipment	11,564	(154,896)	17,192	(162,901)
Total costs and expenses	30,512,774	24,477,576	62,495,414	45,719,265
Total operating income	2,941,131	852,514	1,505,299	1,542,071
Other income (expense), net
Interest income	4,120	1,418	9,985	9,111
Interest expense	(163,775)	(174,682)	(333,828)	(352,494)
Other income, net	17,461	14,245	32,837	28,228
Total other expense, net	(142,194)	(159,019)	(291,006)	(315,155)
Income before income taxes	2,798,937	693,495	1,214,293	1,226,916
Income tax provision	1,285,701	266,443	547,392	464,583
Income from continuing operations	1,513,236	427,052	666,901	762,333
Loss from discontinued operations, net of tax benefit of $154,855 in 2015 and $405,478 in 2014	(201,037)	(665,347)	(201,037)	(665,347)
Net income (loss)	$1,312,199	$(238,295)	$465,864	$96,986

Net income (loss) per share of common stock — basic and diluted
Continuing operations	$0.06	$0.02	$0.03	$0.03
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.03)
Net income (loss)	$0.05	$(0.01)	$0.02	$0.00
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$465,864	$96,986
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	3,272,269	3,020,300
Deferred income taxes	1,227,831	(1,541)
Loss (gain) on sale of property and equipment	17,192	(162,901)
Gain on cash surrender value of life insurance	(1,428)	(2,507)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable and accrued billings	3,805,365	4,251,711
Real estate inventory	—	148,451
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,962,124)	361,519
Residential properties under construction	(673,817)	1,616,916
Income taxes receivable	(867,450)	(164,187)
Prepaid expenses and other assets	(403,893)	(932,177)
Land and land development costs	408,411	219,053
Restricted cash	(141)	(85,176)
Accounts payable and accrued liabilities	873,049	(1,693,361)
Contract loss accruals	(2,365,244)	142,571
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,176,696)	276,130
Accrued remediation costs	(248,267)	834,811
Net cash (used in) provided by operating activities	(4,629,079)	7,926,598
Cash flows from investing activities
Proceeds from disposal of property and equipment	673,840	1,340,310
Proceeds from notes receivable	20,665	29,260
Purchases of property, buildings and equipment	(3,913,287)	(5,541,920)
Net cash paid for acquisition	—	(5,743,665)
Net cash used in investing activities	(3,218,782)	(9,916,015)
Cash flows from financing activities
Proceeds from notes payable	23,500,000	3,500,000
Repayments on notes payable	(14,934,697)	(9,328,306)
Installment loan repayments	(3,259,635)	(976,005)
Net cash provided by (used in) financing activities	5,305,668	(6,804,311)
Net decrease in cash and cash equivalents	(2,542,193)	(8,793,728)
Cash and cash equivalents at beginning of period	9,822,179	20,214,569
Cash and cash equivalents at end of period	$7,279,986	$11,420,841
Supplemental disclosure of cash flow information
Interest paid	$299,424	$343,962
Income taxes paid, net	$32,156	$224,833
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$220,448	$115,778
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of both June 30, 2015 and December 31, 2014, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Goodwill and Intangible Assets
Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. All definite lived intangibles are amortized over their estimated useful lives. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2014, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2014-08 relating to the reporting of discontinued operations and the disclosures related to disposals of components of an entity. The new standard addresses the question around whether the disposal represents a strategic shift, if the operations and cash flows can be clearly distinguished and continuing involvement will no longer preclude a disposal from being presented as discontinued operations. These changes were effective for the Company for interim and annual periods after December 15, 2014 and had no material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements. In July 2015, a one-year deferral of the revenue recognition standard’s effective date was approved. Public business entities are required to apply the revenue recognition standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is permitted but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). The option to use either a retrospective or cumulative-effective transition method did not change.
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
In April 2015, the FASB issued ASU 2015-05 which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. generally accepted accounting principles for a customer’s accounting for service contracts. The standard will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2015-05 will have on its consolidated financial statements.
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rate from continuing operations for the three and six month periods ended June 30 as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax provision	$1,285,701	$266,443	$547,392	$464,583
Effective income tax rate	45.9%	38.4%	45.1%	37.9%
The Company’s expected tax rate for the year ending December 31, 2015, which was calculated based on the estimated annual operating results for the year, is 45.1%. The expected tax rate differs from the federal statutory rate of 34.0% mainly due to non-deductible expenses and to a lesser extent state income taxes.
The effective tax rate for the three and six months ended June 30, 2015 were 45.9% and 45.1%, respectively. The effective tax rate for the three months ended June 30, 2015 differs from the expected tax rate due to an adjustment of annual operating results for the year. The effective tax rate for the six months ended June 30, 2015 reflects the expected tax rate for the year.
The effective tax rate for the three and six months ended June 30, 2014 were 38.4% and 37.9%, respectively, and differ from the federal statutory rate of 34.0% primarily due to state income taxes.
The current deferred tax assets decreased to $948,000 as of June 30, 2015 from $2.3 million as of December 31, 2014 primarily due to the decrease in accrued contract losses. The non-current deferred tax liabilities were $7.9 million and $8.0 million as of June 30, 2015 and December 31, 2014, respectively.
The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with loss carryforwards expiring unused, and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2015 is approximately $3.0 million.
The Company has gross unrecognized tax benefits of $11,000 as of both June 30, 2015 and December 31, 2014. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
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
Effective September 15, 2014, the Company entered into an Administrative Order on Consent (“AOC”) with the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). The Company sold the Site over fifty years ago. The Site includes a tailings impoundment that was not previously reclaimed. Pursuant to the AOC, the Company agreed to undertake certain remediation actions at the Site, which work has commenced and is expected to be substantially completed by September 30, 2015. The contract price for this work is $1.3 million. As of June 30, 2015, approximately 60.9% of the contract work was completed, with a remaining balance of contract work of $516,000. This amount does not include certain other charges, such as potential change orders, environmental oversight costs and other direct and indirect costs.
Based on the foregoing, the Company has reasonably estimated the amounts related to this response action in accordance with ASC Topic 450-20, Loss Contingencies, and established a contingency provision within discontinued operations. As of June 30, 2015 and December 31, 2014, the balance of the estimated contingency provision accrued by the Company was $815,000 and $1.1 million, respectively. This contingency provision represents the estimated costs of the response action, as provided by the Company’s environmental consultants, as well as the anticipated legal costs. It is reasonably possible the total actual costs to be incurred at the Site in future periods may vary from this estimate.
During the three and six months ended June 30, 2015, the Company increased its contingency provision within discontinued operations by $356,000. The increase for the three and six months ended June 30, 2015 is associated with amounts already expended and the estimated future costs anticipated for professional, legal and EPA costs, in excess of amounts provisioned in 2014. This increase is mainly attributable to changes in the scope of the project management portion, as required by the EPA and is estimated based on information provided by the Company’s environmental consultants.
The provision will be reviewed periodically based upon facts and circumstances available at the time. The costs provisioned for future expenditures related to this environmental obligation are not discounted to present value.
The Company made claims with two of its insurers for certain defense and remediation costs related to the Site. In December 2014, the Company received $377,000 from these insurers in full settlement of the previously disclosed declaratory judgment actions related to such claims. This payment was recorded upon its receipt and is recorded as a gain within discontinued operations and is not reflected in the accrued remediation costs. In addition, the Company previously received defense reimbursements from the insurers aggregating $201,000, which is reflected in the calculation of the contingency provision.
As of June 30, 2015 and December 31, 2014, respectively, discontinued operations had no liabilities other than the accrued remediation costs associated with the aforementioned EPA action.

	June 30,	December 31,
	2015	2014
Accrued remediation costs current	$800,113	$1,048,380
Accrued remediation costs non-current	15,000	15,000
Total liabilities of discontinued operations	$815,113	$1,063,380

The following table presents the unaudited operating results of the discontinued operations for the three and six month periods ended June 30, as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Provision for remediation costs	$(355,892)	$(1,070,825)	$(355,892)	$(1,070,825)

Loss from discontinued operations before income taxes	(355,892)	(1,070,825)	(355,892)	(1,070,825)
Income tax benefit	(154,855)	(405,478)	(154,855)	(405,478)
Loss from discontinued operations, net of tax	$(201,037)	$(665,347)	$(201,037)	$(665,347)
The Company’s effective tax benefit rates related to discontinued operations for both the three and six month periods ended June 30, 2015 was (43.5)%. The effective tax benefit rate differs from the statutory rate of (34.0)% primarily due to non-deductible expenses and state income taxes. The Company’s effective tax benefit rates related to discontinued operations for both the three and six month periods ended June 30, 2014 was (37.9)%. The effective tax benefit rate differs from the statutory rate of (34.0)% primarily due to state income taxes.

Note 4 – Notes Payable
The following table presents the balances of our notes payable as of the dates indicated:

	Lending Institution	Maturity Date	June 30, 2015	December 31, 2014	Interest Rates
					June 30, 2015	December 31, 2014
Working Capital Loan	Branch Banking and Trust Company	June 16, 2016	$3,500,000	$—	2.19%	2.19%
$6.94 Million Equipment Loan	Branch Banking and Trust Company	February 22, 2016	—	2,701,343	—%	2.69%
$1.5 Million Equipment Loan	Branch Banking and Trust Company	October 17, 2016	—	727,000	—%	2.69%
$4.25 Million Equipment Loan	Branch Banking and Trust Company	September 19, 2016	—	2,094,000	—%	2.69%
$1.5 Million Equipment Loan (2013)	Branch Banking and Trust Company	April 22, 2017	—	1,000,000	—%	2.67%
$5.0 Million Equipment Loan	Branch Banking and Trust Company	April 22, 2018	—	3,703,704	—%	2.67%
$3.5 Million Acquisition Loan	Branch Banking and Trust Company	January 28, 2019	—	2,858,150	—%	2.19%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	10,000,000	10,000,000	2.19%	2.19%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	16,149,500	—	2.00%	—%
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	2,000,000	—	2.00%	—%
$7.9 Million Installment Sale Contract	Caterpillar Financial Services Corporation	July 17, 2016	—	3,259,635	—%	3.45%
Total notes payable			31,649,500	26,343,832
Current portion of notes payable			(7,952,926)	(3,685,859)
Notes payable, less current portion			$23,696,574	$22,657,973
As of June 30, 2015, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned, hereafter acquired and wherever located personal property of the Debtors.
As of June 30, 2015, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan.” As of June 30, 2015 and December 31, 2014, borrowings under the Working Capital Loan were $3.5 million and $0, respectively. The Working Capital Loan will bear interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two percent 2.00% (previously 2.50%), which will be adjusted monthly and subject to a maximum of 24.00%. Pricing is based on the following table:

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
Under the ancillary agreements relating to the Working Capital Loan, the Company agrees to pay an unused commitment fee on any difference between the face amount of the Working Capital Loan and the amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period. The fee will be calculated annually at the rates set forth in the table above and was due on April 1, 2014 and the same day of each following quarter until the maturity date of the Working Capital Loan. The unused portion of the Working Capital Loan as of June 30, 2015, was $11.5 million.
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
Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2015, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $59.7 million.
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
As of June 30, 2015 and 2014, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and six month periods ended June 30, 2015 and 2014.
Note 7 – Customer Concentration
A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For both the three months ended June 30, 2015 and 2014, the three largest customers accounted for 58% of the Company’s total revenue. For the six months ended June 30, 2015 and 2014, the three largest customers accounted for 56% and 57%, respectively, of the Company’s total revenue.
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
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		June 30, 2015			December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(64,000)	$576,000	$640,000	$(42,667)	$597,333
Customer relationships	20	350,000	(26,250)	323,750	350,000	(17,500)	332,500
Non-competition agreement	5	10,000	(3,000)	7,000	10,000	(2,000)	8,000
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(107,050)	$906,750	$1,013,800	$(75,967)	$937,833

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
Overview
We are a provider of electrical construction services in the southeast and mid-Atlantic regions of the United States including Texas. For the six months ended June 30, 2015, our total consolidated revenue was $64.0 million.
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”) and C and C Power Line, Inc. (“C&C”), we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers. Southeast Power performs electrical contracting services throughout the United States. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C is a full service electrical contractor, headquartered in Jacksonville, Florida. C&C has a unionized workforce and has been involved in the electrical business primarily in Florida since 1989.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service and organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the six months ended June 30, 2015 and the year ended December 31, 2014, three of our customers accounted for approximately 56% and 54%, respectively, of our consolidated revenue. The loss of, or decrease in current demand from, one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
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
Percentage of Completion
We recognize revenue from fixed price contracts on a percentage-of-completion basis, using the cost-to-cost method based on the percentage of total cost incurred to date, in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, is impacted by several factors including, but not limited to: changes in productivity and scheduling, the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), customer needs, customer delays in providing approvals and materials, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials, and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of June 30, 2015 and December 31, 2014, were $183,000 and $2.5 million, respectively. The accrued contract losses for 2015 and 2014 are mainly attributable to transmission projects in Texas experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
In 2013 we originally established a contingency provision within discontinued operations of $1.2 million, relating to a pending environmental matter with respect to a mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”), which we sold over fifty years ago. As described in note 3 to the consolidated financial statements, during the six months ended June 30, 2015 and 2014, we increased the contingency provision within discontinued operations by $356,000 and $1.1 million, respectively. The increase in the contingency provision for the six months ended June 30, 2015 is associated with amounts already expended and the estimated future costs anticipated for professional, legal and EPA costs, in excess of amounts provisioned in 2014. This increase is mainly attributable to changes in the scope of the project management portion, as required by the EPA, and is estimated based on information provided by our environmental consultants.
The balance of the accrued remediation costs as of June 30, 2015 and December 31, 2014, was $815,000 and $1.1 million, respectively. We anticipate that the current accrual will be adequate to cover the full remediation costs. However, the accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to this amount. We are currently taking certain remediation actions at the Site, which work has commenced and is expected to be substantially completed by September 30, 2015.
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
As of June 30, 2015, our deferred tax assets were largely comprised of accrued vacation, accrued workers’ compensation claims, accrued remediation costs and federal net operating loss carryforward. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2015 is approximately $3.0 million.
RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014
The table below presents our operating income from continuing operations for the six months ended June 30, 2015 and 2014:

	2015	2014
Revenue
Electrical construction	$63,696,846	$44,409,433
Other	303,867	2,851,903
Total revenue	64,000,713	47,261,336
Costs and expenses
Electrical construction	56,455,944	38,291,826
Other	270,878	2,318,066
Selling, general and administrative	2,479,131	2,251,974
Depreciation and amortization	3,272,269	3,020,300
Loss (gain) on sale of property and equipment	17,192	(162,901)
Total costs and expenses	62,495,414	45,719,265
Total operating income	$1,505,299	$1,542,071
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the six months ended June 30, 2015 increased 35.4% to $64.0 million, from $47.3 million in the same period in 2014. Electrical construction operations revenue increased $19.3 million (43.4%) to $63.7 million, from $44.4 million in the same period in 2014, due primarily to growth in our construction under master service agreements (“MSAs”).
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of June 30, 2015 and 2014 along with an estimate of the backlog amounts expected to be realized within 12 months and during the total life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for additional renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $101.1 million (59.5%) of our total estimated MSA backlog as of June 30, 2015.

	Backlog as of		Backlog as of
	June 30, 2015		June 30, 2014
Electrical Construction	12 Months	Total	12 Months	Total
Project Specific Firm Contracts	$38,111,427	$48,303,162	$33,851,396	$33,851,396
Estimated Master Service Agreements (MSAs)	34,845,234	169,946,194	26,144,341	189,661,011
Total	$72,956,661	$218,249,356	$59,995,737	$223,512,407

Our total backlog as of June 30, 2015, was $218.2 million, compared to $223.5 million as of June 30, 2014. Of the $218.2 million backlog as of June 30, 2015, $48.3 million (22.1%) is believed to be firm under project-specific fixed-price and maintenance contracts and the balance represents the estimated value of future services under our existing MSAs. This compares to a backlog of $223.5 million as of June 30, 2014, of which $33.9 million (15.1%) was believed to be firm under project-specific fixed-price and maintenance contracts and the balance was attributable to estimated value of future services under our existing MSAs. Of our total backlog as of June 30, 2015, we expect approximately $73.0 million (33.4%) to be completed over the next twelve months.

As of June 30, 2015, compared to December 31, 2014, our total backlog declined $56.8 million (20.6%) and our 12-month backlog declined $12.4 million (14.5%). These declines resulted primarily from completion of some MSA work, not replaced by new work and the reduction in estimated work under certain MSAs. Growth in non-MSA firm contracts partially offset the decrease in MSAs. We expect additional new projects under certain MSAs to be awarded in the fall of 2015.
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
As of June 30, 2015 and 2014, the estimated value of future services under MSAs accounted for approximately 77.9% and 84.9% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year which allows for more consistent work load and improved operating efficiencies.
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
Operating Results
Electrical construction operations operating income increased $794,000 (26.4%) to $3.8 million for the six months ended June 30, 2015, from $3.0 million in the same period in 2014. This increase was mainly due to the aforementioned increase in revenue attributable to growth in our construction under master service agreements.
Electrical construction operations operating margins decreased to 6.0% for the six months ended June 30, 2015, from 6.8% in the same period in 2014, in large part due to losses aggregating $5.1 million recognized in the six months ended June 30, 2015 (largely in the first quarter) principally on projects for two utilities in Texas, which are now substantially completed. The largest loss was mainly attributable to adverse weather conditions and a safety incident on one project that resulted in a delay of approximately four weeks and caused an increase in labor and equipment rental expenses.
During the six months ended June 30, 2015, rain and, in some cases, flood conditions, significantly impaired our ability to move equipment along the power line right of way. The 2015 year to date rainfall in the area in Texas where our projects are located was more than double the year to date normal precipitation rate. The extraordinary amount of rain not only delays productive work, but also creates adverse ground conditions that slow ongoing work.
During the first quarter we made operational and management changes in our Texas operations designed to reduce production difficulties experienced on our Texas projects. The aforementioned Texas projects were substantially completed by July 2015. In providing for the amount of expected losses through completion on the Texas projects, we utilized information available through late July 2015. The losses on our Texas projects were in large part offset by improved operating results elsewhere.
With the addition of selling, general and administrative expenses (“SG&A”) and depreciation we had a total operating income of $1.5 million for the six months ended June 30, 2015, compared to total operating income of $1.5 million in the same period in 2014.
Costs and Expenses
Electrical construction operations cost of goods sold increased by $18.2 million to $56.5 million for the six months ended June 30, 2015, from $38.3 million in the same period in 2014. This increase was primarily attributable to a 43.4% higher level of electrical construction operations. The aforementioned losses relating primarily to the Texas projects also contributed to this increase. Mainly due to this increase in electrical construction expenses, total costs and expenses increased by $16.8 million to $62.5 million for the six months ended June 30, 2015, from $45.7 million in the same period in 2014.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2015 and 2014:

	2015	2014
Electrical construction operations	$214,647	$296,685
Other	226,080	307,036
Corporate	2,038,404	1,648,253
Total	$2,479,131	$2,251,974
During the six months ended June 30, 2015 as compared to the same period in 2014, SG&A expenses increased 10.1% to $2.5 million, primarily due to increases in corporate administrative expenditures, mainly compensation and increases in other professional services specifically legal and consulting. As a percentage of revenue, SG&A expenses decreased to 3.9% for 2015, from 4.8% in 2014, due primarily to the aforementioned increase in revenue during the six months ended June 30, 2015.
The following table sets forth depreciation and amortization expense for the six months ended June 30, 2015 and 2014:

	2015	2014
Electrical construction operations	$3,210,427	$2,979,242
Other	5,855	5,558
Corporate	55,987	35,500
Total	$3,272,269	$3,020,300
Depreciation and amortization expense, which includes $31,000 and $45,000 of amortization expense for acquired intangibles in 2015 and 2014, respectively, increased to $3.3 million for the six months ended June 30, 2015, from $3.0 million for the six months ended June 30, 2014, an increase of 8.3%. The increase in depreciation is mainly due to the acquisition of C&C and an increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30, 2015 and 2014:

	2015	2014
Income tax provision	$547,392	$464,583
Effective income tax rate	45.1%	37.9%
Our expected tax rate for the year ending December 31, 2015, which was calculated based on the estimated annual operating results for the year, is 45.1%. Our expected tax rate differs from the federal statutory rate of 34.0% mainly due to non-deductible expenses and to a lesser extent state income taxes.
Our effective tax rate for the six months ended June 30, 2015 was 45.1% and reflects the expected tax rate. Our effective tax rate for the six months ended June 30, 2014 was 37.9% and differs from the federal statutory rate of 34.0% primarily due to state income taxes.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002. Refer to the discussion in note 3 to the consolidated financial statements for more information regarding the Site and our discontinued operations.

The following table presents our results of discontinued operations for the six months ended June 30, 2015 and 2014:

	2015	2014
Provision for remediation costs	$(355,892)	$(1,070,825)

Loss from discontinued operations before income taxes	(355,892)	(1,070,825)
Income tax benefit	(154,855)	(405,478)
Loss from discontinued operations, net of tax	$(201,037)	$(665,347)
Our effective income tax benefit rate related to discontinued operations for the six months ended June 30, 2015 was (43.5)%. The effective tax benefit rate differs from the statutory rate of (34.0)% for the six months ended June 30, 2015 primarily due to non-deductible expenses and state income taxes. Our effective tax benefit rate related to discontinued operations for the six months ended June 30, 2014 was (37.9)%. The effective tax benefit rate differs from the statutory rate of (34.0)% for the six months ended June 30, 2014 primarily due to state income taxes.
THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014
The table below presents our operating income from continuing operations for the three months ended June 30, 2015 and 2014:

	2015	2014
Revenue
Electrical construction	$33,296,684	$22,890,318
Other	157,221	2,439,772
Total revenue	33,453,905	25,330,090
Costs and expenses
Electrical construction	27,222,221	19,963,568
Other	143,143	2,009,762
Selling, general and administrative	1,477,422	1,137,747
Depreciation and amortization	1,658,424	1,521,395
Loss (gain) on sale of property and equipment	11,564	(154,896)
Total costs and expenses	30,512,774	24,477,576
Total operating income	$2,941,131	$852,514
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended June 30, 2015 increased 32.1% to $33.5 million, from $25.3 million in the same period in 2014. Electrical construction operations revenue increased $10.4 million to $33.3 million, from $22.9 million in the same period in 2014, due primarily to growth in our construction under both our MSAs and non-MSA electrical construction work.
Operating Results
Electrical construction operations operating income increased $2.8 million to $4.3 million for the three months ended June 30, 2015, from $1.5 million in the same period in 2014. This increase largely resulted from the aforementioned growth in large transmission projects under our current MSAs and non-MSAs.
Electrical construction operations operating margins increased to 12.9% for the three months ended June 30, 2015, from 6.5% in the same period in 2014. The increase in operating margins was largely the result of the aforementioned increase in transmission revenue, which provides the electrical construction operations the ability to spread its fixed costs over a larger revenue base. The increase in operating margins attributable to revenue was slightly offset by losses of $1.2 million incurred from continued adverse weather conditions causing construction delays in the second quarter on the projects in Texas, which are now substantially complete.

With the addition of selling, general and administrative expenses (“SG&A”) and depreciation we had a total operating income of $2.9 million for the three months ended June 30, 2015, compared to total operating income of $853,000 in the same period in 2014.
Costs and Expenses
Electrical construction operations cost of goods sold increased by $7.3 million to $27.2 million for the three months ended June 30, 2015, from $20.0 million in the same period in 2014. This increase was primarily attributable to a 45.5% higher level of electrical construction operations. The aforementioned losses relating to the Texas projects also contributed to this increase. Mainly due to this increase in electrical construction expenses, total costs and expenses increased by $6.0 million to $30.5 million for the three months ended June 30, 2015, from $24.5 million in the same period in 2014.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2015 and 2014:

	2015	2014
Electrical construction operations	$125,178	$109,468
Other	107,317	181,794
Corporate	1,244,927	846,485
Total	$1,477,422	$1,137,747
During the three months ended June 30, 2015 as compared to the same period in 2014, SG&A expenses increased 29.9% to $1.5 million, primarily due to increases in corporate administrative expenditures, mainly compensation and increases in other professional services specifically legal and consulting. As a percentage of revenue, SG&A expenses decreased to 4.4% for 2015, from 4.5% in 2014, due primarily to the aforementioned increase in revenue during the three months ended June 30, 2015.
The following table sets forth depreciation and amortization expense for the three months ended June 30, 2015 and 2014:

	2015	2014
Electrical construction operations	$1,627,070	$1,499,642
Other	2,928	2,808
Corporate	28,426	18,945
Total	$1,658,424	$1,521,395
Depreciation and amortization expense, which includes $16,000 and $15,000 of amortization expense for acquired intangibles in 2015 and 2014, respectively, increased to $1.7 million for the three months ended June 30, 2015, from $1.5 million for the three months ended June 30, 2014, an increase of 9.0%. The increase in depreciation is mainly due to the acquisition of C&C and an increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30, 2015 and 2014:

	2015	2014
Income tax provision	$1,285,701	$266,443
Effective income tax rate	45.9%	38.4%
Our expected tax rate for the year ending December 31, 2015, which was calculated based on the estimated annual operating results for the year, is 45.1%. Our expected tax rate differs from the federal statutory rate of 34.0% mainly due to non-deductible expenses and to a lesser extent state income taxes.
Our effective tax rate for the three months ended June 30, 2015 was 45.9% and differs from the expected tax rate due to an adjustment of annual results for the year. Our effective tax rate for the three months ended June 30, 2014 was 38.4% and differs from the federal statutory rate of 34.0% primarily due to state income taxes.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002. Refer to the discussion in note 3 to the consolidated financial statements for more information regarding the Site and our discontinued operations.

The following table presents our results of discontinued operations for the three months ended June 30, 2015 and 2014:

	2015	2014
Provision for remediation costs	$(355,892)	$(1,070,825)

Loss from discontinued operations before income taxes	(355,892)	(1,070,825)
Income tax benefit	(154,855)	(405,478)
Loss from discontinued operations, net of tax	$(201,037)	$(665,347)
Our effective income tax benefit rate related to discontinued operations for the three months ended June 30, 2015 was (43.5)%. The effective tax benefit rate differs from the statutory rate of (34.0)% for the three months ended June 30, 2015 primarily due to non-deductible expenses and state income taxes. Our effective tax benefit rate related to discontinued operations for the three months ended June 30, 2014 was (37.9)%. The effective tax benefit rate differs from the statutory rate of (34.0)% for the three months ended June 30, 2014 primarily due to state income taxes.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of June 30, 2015, we had cash and cash equivalents of $7.3 million and working capital of $21.3 million, as compared to cash and cash equivalents of $9.8 million, and working capital of $19.7 million as of December 31, 2014.
In addition to cash flow from operations, we have a $15.0 million revolving line of credit of which $11.5 million was unused as of June 30, 2015. The revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the six months ended June 30, 2015 and 2014:

	2015	2014
Net cash (used in) provided by operating activities	$(4,629,079)	$7,926,598
Net cash used in investing activities	(3,218,782)	(9,916,015)
Net cash provided by (used in) financing activities	5,305,668	(6,804,311)
Net decrease in cash and cash equivalents	$(2,542,193)	$(8,793,728)
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash used in our operating activities totaled $4.6 million for the six months ended June 30, 2015, compared to cash provided by operating activities of $7.9 million for 2014. The decrease in cash flows from operating activities was approximately $12.6 million, and was primarily due to the changes reflected in the item “costs and estimated earnings in excess of billings on uncompleted contracts.” For the six months ended June 30, 2015, the change in costs and estimated earnings in excess of billings was $(9.0) million, compared to $362,000 for the six months ended June 30, 2014. This decrease was primarily due to several large electrical construction transmission projects being in the final stages of completion and billing, attributable to the aforementioned increase in MSA work. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended June 30, 2015 and 2014, our DSO for accounts receivable were 38 and 50, respectively, and our DSO for costs and estimated earnings in excess of billings were 42 and 19, respectively. The decrease in our DSO for accounts receivable and accrued billings for the quarter ended June 30, 2015, when compared to the same quarterly period in 2014, was mainly due to the timing of the collections of some customers’ large balances, and the aforementioned increase in our balance of costs and estimated earnings in excess of billings as explained subsequently. The increase in our DSO for costs and estimated earnings in excess of billings was mainly due to several large projects being close to completion for the quarter ended June 30, 2015, when compared to the same quarterly period in 2014. As of August 11, 2015, we have received approximately 86.7% of our June 30, 2015 outstanding trade accounts receivable and have billed 57.8% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $32,000 for the six months ended June 30, 2015 from $225,000 for the six months ended June 30, 2014. Taxes paid for the six months ended June 30, 2015 were for the estimated 2014 income tax liability, compared to taxes paid for the same annual period in 2014, which were primarily for the estimated 2013 income tax liability.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2015, was $3.2 million, compared to cash used in investing activities of $9.9 million for 2014. The decrease in cash used in our investing activities for the six months ended June 30, 2015, when compared to 2014, is primarily due to the acquisition of C&C in 2014. On January 3, 2014, PCA completed its acquisition of C&C as described in note 9 to the consolidated financial statements. The aggregate cash consideration paid, net of cash acquired, was $5.8 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired intangible assets, $3.3 million to fixed assets, $2.6 million to current assets and $1.3 million to liabilities assumed.
Our investing activities for the six months ended June 30, 2015 were mainly attributable to capital expenditures of $3.9 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as for our expansion efforts. Our capital budget for 2015 is expected to total approximately $7.6 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2015, was $5.3 million, compared to cash used in financing activities of $6.8 million for 2014. Our financing activities for the six months ended June 30, 2015 consisted mainly of net borrowings on our $17.0 Million Equipment Loan totaling $17.0 million, as well as borrowings on our Working Capital Loan of $4.5 million and borrowings on our $2.0 Million Equipment Loan of $2.0 million. These borrowings were offset by net repayments on our electrical construction equipment loans totaling $10.2 million, repayments on our $3.5 Million Acquisition Loan of $2.9 million, installment loan repayments of $3.3 million, repayments on our Working Capital Loan of $1.0 million, and repayments on our $17.0 Million Equipment Loan of $851,000. Our financing activities for the six months ended June 30, 2014 consisted mainly of repayments on our Working Capital Loan of $7.0 million, net repayments on our equipment loans totaling $2.0 million, repayments on our acquisition loan of $292,000 and installment loan repayments of $976,000. These repayments were offset by borrowings on our acquisition loan of $3.5 million.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of June 30, 2015.

The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Quarter End:	Covenant	June 30, 2015
Tangible net worth minimum	$20,000,000	$30,215,378
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	1.71 : 1:0
Covenants Measured at Year End:
Fixed charge coverage ratio must equal or exceed	1.3 : 1.0	1.52 : 1.0
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
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of June 30, 2015, at the reasonable assurance level.
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
Changes in internal control
No changes in our internal control over financial reporting occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 11, 2014, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2015 a maximum of 1,154,940 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares have been purchased since 2006. As of June 30, 2015, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share). The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.	Exhibits.

31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
32-1 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32-2 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)
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

Dated: August 14, 2015		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
32-1 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32-2 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)
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