Form 10-Q
period 2015-09-30
GOLDFIELD CORP
filed 2015-11-12
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of November 9, 2015 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$7,645,491	$9,822,179
Accounts receivable and accrued billings	18,786,292	17,840,680
Costs and estimated earnings in excess of billings on uncompleted contracts	11,612,548	6,537,280
Income taxes receivable	815,737	763,821
Current portion of notes receivable	61,412	53,332
Residential properties under construction	1,097,094	—
Prepaid expenses	685,620	613,765
Deferred income taxes	581,909	2,274,896
Other current assets	278,516	262,630
Total current assets	41,564,619	38,168,583

Property, buildings and equipment, at cost, net of accumulated depreciation of $29,970,793 in 2015 and $28,224,661 in 2014	37,039,527	37,002,843
Deferred charges and other assets
Land and land development costs	2,395,602	2,564,449
Cash surrender value of life insurance	548,841	546,291
Restricted cash	307,048	566,321
Notes receivable, less current portion	15,703	50,096
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $124,759 in 2015 and $75,967 in 2014	889,041	937,833
Other assets	37,874	32,113
Total deferred charges and other assets	4,295,516	4,798,510
Total assets	$82,899,662	$79,969,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,669,477	$9,674,961
Contract loss accruals	267,702	2,547,816
Billings in excess of costs and estimated earnings on uncompleted contracts	29,286	1,537,971
Current portion of notes payable	8,133,482	3,685,859
Accrued remediation costs	164,631	1,048,380
Total current liabilities	18,264,578	18,494,987
Deferred income taxes	7,868,045	7,988,539
Accrued remediation costs, less current portion	64,260	15,000
Notes payable, less current portion	23,665,518	22,657,973
Other accrued liabilities	69,227	55,766
Total liabilities	49,931,628	49,212,265
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	13,013,161	10,802,798
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	32,968,034	30,757,671
Total liabilities and stockholders’ equity	$82,899,662	$79,969,936
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Electrical construction	$26,813,125	$22,111,299	$90,509,971	$66,520,732
Other	249,236	548,052	553,102	3,399,954
Total revenue	27,062,361	22,659,351	91,063,073	69,920,686
Costs and expenses
Electrical construction	20,966,266	17,849,577	77,422,210	56,141,402
Other	231,163	420,331	502,040	2,738,397
Selling, general and administrative	1,072,870	997,214	3,552,001	3,249,188
Depreciation and amortization	1,677,097	1,495,141	4,949,367	4,515,441
Gain on sale of property and equipment	(84,179)	(161,035)	(66,988)	(323,936)
Total costs and expenses	23,863,217	20,601,228	86,358,630	66,320,492
Total operating income	3,199,144	2,058,123	4,704,443	3,600,194
Other income (expense), net
Interest income	4,918	7,647	14,903	16,758
Interest expense	(175,651)	(163,632)	(509,478)	(516,127)
Other income, net	14,216	11,830	47,053	40,059
Total other expense, net	(156,517)	(144,155)	(447,522)	(459,310)
Income before income taxes	3,042,627	1,913,968	4,256,921	3,140,884
Income tax provision	1,199,211	728,243	1,746,602	1,192,826
Income from continuing operations	1,843,416	1,185,725	2,510,319	1,948,058
Loss from discontinued operations, net of tax benefit of ($39,395), $0, ($194,249) and ($405,478), respectively	(98,918)	—	(299,956)	(665,347)
Net income	$1,744,498	$1,185,725	$2,210,363	$1,282,711

Net income (loss) per share of common stock — basic and diluted
Continuing operations	$0.07	$0.05	$0.10	$0.08
Discontinued operations	0.00	—	(0.01)	(0.03)
Net income	$0.07	$0.05	$0.09	$0.05
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$2,210,363	$1,282,711
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	4,949,367	4,515,441
Deferred income taxes	1,572,493	243,982
Gain on sale of property and equipment	(66,988)	(323,936)
Gain on cash surrender value of life insurance	(2,550)	(3,761)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable and accrued billings	(945,612)	5,939,637
Real estate inventory	—	395,062
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,075,268)	(3,870,551)
Residential properties under construction	(1,097,094)	1,616,916
Income taxes receivable	(51,916)	289,539
Prepaid expenses and other assets	(93,502)	(639,900)
Land and land development costs	168,847	(551,079)
Restricted cash	259,273	(85,248)
Accounts payable and accrued liabilities	(59,355)	(1,139,271)
Contract loss accruals	(2,280,114)	(31,615)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,508,685)	(77,651)
Accrued remediation costs	(834,489)	583,742
Net cash (used in) provided by operating activities	(2,855,230)	8,144,018
Cash flows from investing activities
Proceeds from disposal of property and equipment	814,293	1,701,819
Proceeds from notes receivable	26,313	38,898
Purchases of property, buildings and equipment	(5,617,232)	(6,773,377)
Net cash paid for acquisition	—	(5,743,665)
Net cash used in investing activities	(4,776,626)	(10,776,325)
Cash flows from financing activities
Proceeds from notes payable	24,500,000	3,500,000
Repayments on notes payable	(15,785,197)	(10,521,633)
Installment loan repayments	(3,259,635)	(1,470,349)
Net cash provided by (used in) financing activities	5,455,168	(8,491,982)
Net decrease in cash and cash equivalents	(2,176,688)	(11,124,289)
Cash and cash equivalents at beginning of period	9,822,179	20,214,569
Cash and cash equivalents at end of period	$7,645,491	$9,090,280
Supplemental disclosure of cash flow information
Interest paid	$471,807	$505,620
Income taxes paid, net	$31,776	$253,857
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$67,332	$385,044
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
Basis of Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2014, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Any increase in the allowance account has a corresponding negative effect on the results of operations. As of both September 30, 2015 and December 31, 2014, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Reclassifications
Certain amounts previously reflected in the prior year statement of cash flows have been reclassified to conform to the Company’s 2015 presentation. The cash flows from operating activities include amounts under contract loss accruals which were previously reported within accounts payable and accrued liabilities. This reclassification had no effect on the previously reported total cash flows from operating activities.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements. In August 2015, the FASB issued ASU 2015-14 which provides a one-year deferral of the revenue recognition standard’s effective date. Public business entities are required to apply the revenue recognition standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is permitted but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). The option to use either a retrospective or cumulative-effective transition method did not change.
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
In April 2015, the FASB issued ASU 2015-03 that intends to simplify the presentation of debt issuance costs. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. The Company is currently evaluating the impact that the adoption of both ASU 2015-03 and 2015-15 will have on its consolidated financial statements.
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
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rates from continuing operations for the three and nine month periods ended September 30 as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax provision	$1,199,211	$728,243	$1,746,602	$1,192,826
Effective income tax rate	39.4%	38.0%	41.0%	38.0%
The Company’s expected tax rate for the year ending December 31, 2015, which was calculated based on the estimated annual operating results for the year, is 41.0%. The expected tax rate differs from the federal statutory rate of 34.0% mainly due to non-deductible expenses and state income taxes.
The effective tax rates for the three and nine months ended September 30, 2015 were 39.4% and 41.0%, respectively. The effective tax rate for the three months ended September 30, 2015 differs from the expected tax rate due to an adjustment of the estimated annual operating results for the year. The effective tax rate for the nine months ended September 30, 2015 reflects the expected tax rate for the year.
The effective tax rates for both the three and nine months ended September 30, 2014 were 38.0% and differ from the federal statutory rate of 34.0% primarily due to state income taxes.
The current deferred tax assets decreased to $582,000 as of September 30, 2015 from $2.3 million as of December 31, 2014 primarily due to the decrease in accrued contract losses and to a lesser extent the decrease in accrued remediation costs. The non-current deferred tax liabilities were $7.9 million and $8.0 million as of September 30, 2015 and December 31, 2014, respectively. This change is mainly due to a decrease between the book and tax net value of fixed assets.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2015 is approximately $2.1 million.
The Company has gross unrecognized tax benefits of $12,000 and $11,000 as of September 30, 2015 and December 31, 2014, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2012 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
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
Effective September 15, 2014, the Company entered into an Administrative Order on Consent (“AOC”) with the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”). The Company sold the Site over fifty years ago. The Site includes a tailings impoundment that was not previously reclaimed. Pursuant to the AOC, the Company agreed to undertake certain remediation actions at the Site, which work was completed by September 30, 2015.
Based on the foregoing, the Company has reasonably estimated the amounts related to this response action in accordance with ASC Topic 450-20, Loss Contingencies, and established a contingency provision within discontinued operations. As of September 30, 2015 and December 31, 2014, the balance of the estimated contingency provision accrued by the Company was $229,000 and $1.1 million, respectively, including an increase of $138,000 and $494,000 recognized in the three and the nine months ended September 30, 2015, respectively. This increase resulted mainly from changes in the scope of the project as required by the EPA. The remaining balance of the accrued remediation costs as of September 30, 2015, mainly represents estimated future charges for EPA response costs and monitoring of the Site. It is reasonably possible the total actual costs to be incurred at the Site in future periods may vary from this estimate.
The provision will be reviewed periodically based upon facts and circumstances available at the time. The costs provisioned for future expenditures related to this environmental obligation are not discounted to present value.
As of September 30, 2015 and December 31, 2014, respectively, discontinued operations had no liabilities other than the accrued remediation costs associated with the aforementioned EPA action.

	September 30,	December 31,
	2015	2014
Accrued remediation costs current	$164,631	$1,048,380
Accrued remediation costs non-current	64,260	15,000
Total liabilities of discontinued operations	$228,891	$1,063,380
The following table presents the operating results of the discontinued operations for the three and nine month periods ended September 30, as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Provision for remediation costs	$(138,313)	$—	$(494,205)	$(1,070,825)

Loss from discontinued operations before income taxes	(138,313)	—	(494,205)	(1,070,825)
Income tax benefit	(39,395)	—	(194,249)	(405,478)
Loss from discontinued operations, net of tax	$(98,918)	$—	$(299,956)	$(665,347)
The Company’s effective tax benefit rates related to discontinued operations for the three and nine month periods ended September 30, 2015 was (28.5)% and (39.3)%, respectively. The effective tax benefit rate for the three months ended September 30, 2015 differs from the expected tax rate due to an adjustment of the estimated annual operating results for the year. The effective tax benefit rate for the nine months ended September 30, 2015 differs from the statutory rate of (34.0)% primarily due to non-deductible expenses and state income taxes. The Company’s effective tax benefit rates related to discontinued operations for the three and nine month periods ended September 30, 2014 was 0.0% and (37.9)%, respectively. The Company had no discontinued operations for the three months ended September 30, 2014. The effective tax benefit rate differs from the statutory rate of (34.0)% primarily due to state income taxes.

Note 4 – Notes Payable
The following table presents the balances of our notes payable as of the dates indicated:

	Lending Institution	Maturity Date	September 30, 2015	December 31, 2014	Interest Rates
					September 30, 2015	December 31, 2014
Working Capital Loan	Branch Banking and Trust Company	June 16, 2017	$4,500,000	$—	2.06%	2.19%
$6.94 Million Equipment Loan	Branch Banking and Trust Company	February 22, 2016	—	2,701,343	—%	2.69%
$1.5 Million Equipment Loan	Branch Banking and Trust Company	October 17, 2016	—	727,000	—%	2.69%
$4.25 Million Equipment Loan	Branch Banking and Trust Company	September 19, 2016	—	2,094,000	—%	2.69%
$1.5 Million Equipment Loan (2013)	Branch Banking and Trust Company	April 22, 2017	—	1,000,000	—%	2.67%
$5.0 Million Equipment Loan	Branch Banking and Trust Company	April 22, 2018	—	3,703,704	—%	2.67%
$3.5 Million Acquisition Loan	Branch Banking and Trust Company	January 28, 2019	—	2,858,150	—%	2.19%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	10,000,000	10,000,000	2.25%	2.19%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	15,299,000	—	2.06%	—%
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	2,000,000	—	2.06%	—%
$7.9 Million Installment Sale Contract	Caterpillar Financial Services Corporation	July 17, 2016	—	3,259,635	—%	3.45%
Total notes payable			31,799,000	26,343,832
Current portion of notes payable			(8,133,482)	(3,685,859)
Notes payable, less current portion			$23,665,518	$22,657,973
As of September 30, 2015, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned, hereafter acquired and wherever located personal property of the Debtors.

As of September 30, 2015, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan.” As of September 30, 2015 and December 31, 2014, borrowings under the Working Capital Loan were $4.5 million and $0, respectively. On October 15, 2015 the Company paid down $3.0 million of the Working Capital Loan. Such amount has been reflected under the “current portion of notes payable” in the accompanying consolidated balance sheets.
The $10.0 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus two percent 2.00%, which is adjusted monthly and subject to a maximum interest rate of 24.00%.
The Working Capital Loan, the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan bear interest at a rate per annum equal to one month LIBOR (as defined in the documentation related to each loan) plus 1.80%, which will be adjusted monthly and subject to a maximum rate of 24.00%.
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
Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2015, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiary amounted to approximately $42.2 million.
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
As of September 30, 2015 and 2014, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and nine month periods ended September 30, 2015 and 2014.
Note 7 – Customer Concentration
A significant portion of the Company’s electrical construction revenue has historically been derived from three or four utility customers each year. For the nine months ended September 30, 2015 and 2014, the three largest customers accounted for 57% and 56%, respectively, of the Company’s total revenue. For the three months ended September 30, 2015 and 2014, the three largest customers accounted for 77% and 55%, respectively, of the Company’s total revenue. The increase in concentration for the most recent quarter resulted from fluctuations in awards under existing MSAs.

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
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		September 30, 2015			December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(74,667)	$565,333	$640,000	$(42,667)	$597,333
Customer relationships	20	350,000	(30,625)	319,375	350,000	(17,500)	332,500
Non-competition agreement	5	10,000	(5,667)	4,333	10,000	(2,000)	8,000
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(124,759)	$889,041	$1,013,800	$(75,967)	$937,833

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
Overview
We are a provider of electrical construction services in the southeast and mid-Atlantic regions of the United States including Texas. For the nine months ended September 30, 2015, our total consolidated revenue was $91.1 million.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house service and organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period to period. For example, for the nine months ended September 30, 2015 and the year ended December 31, 2014, three of our customers accounted for approximately 57% and 54%, respectively, of our consolidated revenue. The loss of, or decrease in current demand from, one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of September 30, 2015 decreased to $268,000 from $2.5 million as of December 31, 2014. The accrued contract losses for 2015 and 2014 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. The 2014 accrued amount related mainly to projects in Texas, where adverse weather conditions were especially severe. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable.
Accrued Remediation Costs
In 2013, we originally established a contingency provision within discontinued operations of $1.2 million relating to a pending environmental matter with respect to a mining property, the Sierra Zinc Site located in Stevens County, Washington (the “Site”), which we sold over fifty years ago. As described in note 3 to the consolidated financial statements, during the nine months ended September 30, 2015 and 2014, we increased the contingency provision within discontinued operations by $494,000 and $1.1 million, respectively. The increase in the contingency provision for the nine months ended September 30, 2015 resulted mainly from changes in the scope of the project as required by the EPA.
The balance of the accrued remediation costs as of September 30, 2015 and December 31, 2014, was $229,000 and $1.1 million, respectively. We anticipate that the current accrual will be adequate to cover the full remediation costs. However, the accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result in changes to this amount. We have taken certain remediation actions at the Site, which work is now completed, with future costs accrued related mainly to EPA response costs and the monitoring of the site.
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
As of September 30, 2015, our deferred tax assets were largely comprised of accrued vacation, accrued workers’ compensation claims, accrued remediation costs and federal net operating loss carryforward. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2015 is approximately $2.1 million.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014
The table below presents our operating income from continuing operations for the nine months ended September 30, 2015 and 2014:

	2015	2014
Revenue
Electrical construction	$90,509,971	$66,520,732
Other	553,102	3,399,954
Total revenue	91,063,073	69,920,686
Costs and expenses
Electrical construction	77,422,210	56,141,402
Other	502,040	2,738,397
Selling, general and administrative	3,552,001	3,249,188
Depreciation and amortization	4,949,367	4,515,441
Gain on sale of property and equipment	(66,988)	(323,936)
Total costs and expenses	86,358,630	66,320,492
Total operating income	$4,704,443	$3,600,194
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
The table below presents our operating income from electrical construction operations for the nine months ended September 30, 2015 and 2014:

	2015	2014
Revenue	$90,509,971	$66,520,732
Cost and expenses (excluding depreciation and amortization):	77,422,210	56,141,402
Selling, general and administrative	253,677	369,039
Depreciation and amortization	4,856,430	4,450,733
Gain on sale of property and equipment	(66,988)	(323,936)
Total operating income from electrical construction operations	$8,044,642	$5,883,494
Operating income from electrical construction operations equals electrical construction revenue less electrical construction costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Electrical construction operating costs and expenses also include any gains or losses on the sale of property and equipment. Electrical construction operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the nine months ended September 30, 2015 increased 30.2% to $91.1 million, from $69.9 million in the same period in 2014, due to the increase in electrical construction operations revenue. Electrical construction operations revenue increased $24.0 million (36.1%) to $90.5 million, from $66.5 million in the same period in 2014, due primarily to growth in our construction under master service agreements (“MSA”).
Backlog
Our backlog represents the uncompleted portion of services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of September 30, 2015 and 2014 along with an estimate of the backlog amounts expected to be realized within 12 months and during the total life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for additional renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $97.7 million (63.5%) of our total estimated MSA backlog as of September 30, 2015.

	Backlog as of		Backlog as of
	September 30, 2015		September 30, 2014
Electrical Construction Operations	12 Months	Total	12 Months	Total
Project-Specific Firm Contracts	$48,792,425	$60,592,086	$39,823,589	$41,345,422
Estimated Master Service Agreements (MSAs)	39,704,268	153,916,666	47,584,962	245,941,406
Total	$88,496,693	$214,508,752	$87,408,551	$287,286,828

Our total backlog as of September 30, 2015, was $214.5 million, compared to $287.3 million as of September 30, 2014. Of the $214.5 million backlog as of September 30, 2015, $60.6 million (28.2%) is believed to be firm under project-specific fixed-price and maintenance contracts and the balance represents the estimated value of future services under our existing MSAs. This compares to a backlog of $287.3 million as of September 30, 2014, of which $41.3 million (14.4%) was believed to be firm under project-specific fixed-price and maintenance contracts and the balance was attributable to estimated value of future services under our existing MSAs. Of our total backlog as of September 30, 2015, we expect approximately $88.5 million (41.3%) to be completed over the next twelve months.
As of September 30, 2015, compared to December 31, 2014, our total backlog declined $60.5 million (22.0%) and our 12-month backlog increased $3.2 million (3.7%). The decline in our total backlog resulted primarily from completion of some MSA work, not replaced by new work and the reduction in estimated work under certain MSAs. Growth in non-MSA firm contracts partially offset the decrease in MSAs.
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
As of September 30, 2015 and 2014, the estimated value of future services under MSAs accounted for approximately 71.8% and 85.6% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year which allows for more consistent work load and improved operating efficiencies.
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
Operating Results
Electrical construction operations operating income increased $2.2 million (36.7%) to $8.0 million for the nine months ended September 30, 2015, from $5.9 million in the same period in 2014. This increase was mainly due to the aforementioned increase in revenue attributable to growth in our construction under master service agreements.
Electrical construction operations operating margins increased to 8.9% for the nine months ended September 30, 2015, from 8.8% in the same period in 2014, mainly attributable to the aforementioned increase in MSA revenue and partially offset by losses recognized in the nine months ended September 30, 2015. These losses were largely recognized in the first quarter and primarily resulted from extreme adverse weather conditions affecting several large projects in Texas which are now completed.
We had total operating income of $4.7 million for the nine months ended September 30, 2015, compared to total operating income of $3.6 million in the same period in 2014. This increase resulted mainly from a 36.1% revenue increase in electrical construction operations coupled with improved operating margins in the third quarter of 2015, attributable to the completion of certain unprofitable projects in Texas.
Costs and Expenses
Electrical construction operations cost of goods sold increased by $21.3 million to $77.4 million for the nine months ended September 30, 2015, from $56.1 million in the same period in 2014. This increase was primarily attributable to a 36.1% higher level of electrical construction operations, and to a lesser extent, the aforementioned losses relating primarily to the Texas projects also contributed to this increase. Mainly due to this increase in electrical construction expenses, total costs and expenses increased by $20.0 million to $86.4 million for the nine months ended September 30, 2015, from $66.3 million in the same period in 2014.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2015 and 2014:

	2015	2014
Electrical construction operations	$253,677	$369,039
Other	324,750	412,421
Corporate	2,973,574	2,467,728
Total	$3,552,001	$3,249,188
During the nine months ended September 30, 2015 as compared to the same period in 2014, SG&A expenses increased 9.3% to $3.6 million, primarily due to increases in corporate administrative expenditures, mainly compensation and increases in other professional services (specifically legal and consulting services). As a percentage of revenue, SG&A expenses decreased to 3.9% for 2015, from 4.6% in 2014, due primarily to the aforementioned increase in revenue during the nine months ended September 30, 2015.
The following table sets forth depreciation and amortization expense for the nine months ended September 30, 2015 and 2014:

	2015	2014
Electrical construction operations	$4,856,430	$4,450,733
Other	8,793	10,134
Corporate	84,144	54,574
Total	$4,949,367	$4,515,441
Depreciation and amortization expense, which includes $49,000 and $60,000 of amortization expense for acquired intangibles in 2015 and 2014, respectively, increased to $4.9 million for the nine months ended September 30, 2015, from $4.5 million for the nine months ended September 30, 2014, an increase of 9.6%. The increase in depreciation is mainly due to the acquisition of C&C and an increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion efforts.
Income Taxes
The following table presents our provision for income tax and effective income tax rates from continuing operations for the nine months ended September 30, 2015 and 2014:

	2015	2014
Income tax provision	$1,746,602	$1,192,826
Effective income tax rate	41.0%	38.0%
Our expected tax rate for the year ending December 31, 2015, which was calculated based on the estimated annual operating results for the year, is 41.0%. Our expected tax rate differs from the federal statutory rate of 34.0% mainly due to non-deductible expenses and state income taxes.
Our effective tax rate for the nine months ended September 30, 2015 was 41.0% and reflects the expected tax rate. Our effective tax rate for the nine months ended September 30, 2014 was 38.0% and differs from the federal statutory rate of 34.0% primarily due to state income taxes.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002. Refer to the discussion in note 3 to the consolidated financial statements for more information regarding the Site and our discontinued operations.

The following table presents our results of discontinued operations for the nine months ended September 30, 2015 and 2014:

	2015	2014
Provision for remediation costs	$(494,205)	$(1,070,825)

Loss from discontinued operations before income taxes	(494,205)	(1,070,825)
Income tax benefit	(194,249)	(405,478)
Loss from discontinued operations, net of tax	$(299,956)	$(665,347)
Our effective income tax benefit rate related to discontinued operations for the nine months ended September 30, 2015 was (39.3)%. The effective tax benefit rate differs from the statutory rate of (34.0)% for the nine months ended September 30, 2015 primarily due to non-deductible expenses and state income taxes. Our effective tax benefit rate related to discontinued operations for the nine months ended September 30, 2014 was (37.9)%. The effective tax benefit rate differs from the statutory rate of (34.0)% for the nine months ended September 30, 2014 primarily due to state income taxes.
THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014
The table below presents our operating income from continuing operations for the three months ended September 30, 2015 and 2014:

	2015	2014
Revenue
Electrical construction	$26,813,125	$22,111,299
Other	249,236	548,052
Total revenue	27,062,361	22,659,351
Costs and expenses
Electrical construction	20,966,266	17,849,577
Other	231,163	420,331
Selling, general and administrative	1,072,870	997,214
Depreciation and amortization	1,677,097	1,495,141
Gain on sale of property and equipment	(84,179)	(161,035)
Total costs and expenses	23,863,217	20,601,228
Total operating income	$3,199,144	$2,058,123
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
The table below presents our operating income from electrical construction operations for the three months ended September 30, 2015 and 2014:

	2015	2014
Revenue	$26,813,125	$22,111,299
Cost and services (excluding depreciation and amortization):	20,966,266	17,849,577
Selling, general and administrative	39,029	72,354
Depreciation and amortization	1,646,003	1,471,491
Gain on sale of property and equipment	(84,179)	(161,035)
Total operating income from electrical construction operations	$4,246,006	$2,878,912
Operating income from electrical construction operations equals electrical construction revenue less electrical construction costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Electrical construction operating costs and expenses also include any gains or losses on the sale of property and equipment. Electrical construction operating income excludes interest expense, interest income, other income, and income taxes.

Revenue
Total revenue for the three months ended September 30, 2015 increased 19.4% to $27.1 million, from $22.7 million in the same period in 2014, due to the increase in electrical construction operations revenue. Electrical construction operations revenue increased $4.7 million to $26.8 million, from $22.1 million in the same period in 2014, due primarily to growth in our construction under our MSAs work.
Operating Results
Electrical construction operations operating income increased $1.4 million to $4.2 million for the three months ended September 30, 2015, from $2.9 million in the same period in 2014. This increase largely resulted from the aforementioned growth in large transmission projects under our current MSAs and non-MSAs.
Electrical construction operations operating margins increased to 15.8% for the three months ended September 30, 2015, from 13.0% in the same period in 2014. The increase in operating margins was largely the result of the aforementioned increase in transmission revenue, which provides the electrical construction operations the ability to spread its fixed costs over a larger revenue base.
We had total operating income of $3.2 million for the three months ended September 30, 2015, compared to total operating income of $2.1 million in the same period in 2014. This increase resulted mainly from a 21.3% revenue increase in electrical construction operations coupled with improved operating margins in the third quarter of 2015, attributable to the completion of certain unprofitable projects in Texas.
Costs and Expenses
Electrical construction operations cost of goods sold increased by $3.1 million to $21.0 million for the three months ended September 30, 2015, from $17.8 million in the same period in 2014. This increase was primarily attributable to a 21.3% higher level of electrical construction operations. Mainly due to this increase in electrical construction expenses, total costs and expenses increased by $3.3 million to $23.9 million for the three months ended September 30, 2015, from $20.6 million in the same period in 2014.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2015 and 2014:

	2015	2014
Electrical construction operations	$39,029	$72,354
Other	98,670	105,385
Corporate	935,171	819,475
Total	$1,072,870	$997,214
During the three months ended September 30, 2015 as compared to the same period in 2014, SG&A expenses increased 7.6% to $1.1 million, primarily due to increases in corporate administrative expenditures, mainly compensation. As a percentage of revenue, SG&A expenses decreased to 4.0% for 2015, from 4.4% in 2014, due primarily to the aforementioned increase in revenue during the three months ended September 30, 2015.
The following table sets forth depreciation and amortization expense for the three months ended September 30, 2015 and 2014:

	2015	2014
Electrical construction operations	$1,646,003	$1,471,491
Other	2,938	4,577
Corporate	28,156	19,073
Total	$1,677,097	$1,495,141
Depreciation and amortization expense, which includes $18,000 and $16,000 of amortization expense for acquired intangibles in 2015 and 2014, respectively, increased to $1.7 million for the three months ended September 30, 2015, from $1.5 million for the three months ended September 30, 2014, an increase of 12.2%. The increase in depreciation is mainly due to the acquisition of C&C and an increase in fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion efforts.

Income Taxes
The following table presents our provision for income tax and effective income tax rates from continuing operations for the three months ended September 30, 2015 and 2014:

	2015	2014
Income tax provision	$1,199,211	$728,243
Effective income tax rate	39.4%	38.0%
Our expected tax rate for the year ending December 31, 2015, which was calculated based on the estimated annual operating results for the year, is 41.0%. Our expected tax rate differs from the federal statutory rate of 34.0% mainly due to non-deductible expenses and state income taxes.
Our effective tax rate for the three months ended September 30, 2015 was 39.4% and differs from the expected tax rate due to an adjustment of the estimated annual operating results for the year. Our effective tax rate for the three months ended September 30, 2014 was 38.0% and differs from the federal statutory rate of 34.0% primarily due to state income taxes.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended all such activities in December 2002. Refer to the discussion in note 3 to the consolidated financial statements for more information regarding the Site and our discontinued operations.
The following table presents our results of discontinued operations for the three months ended September 30, 2015 and 2014:

	2015	2014
Provision for remediation costs	$(138,313)	$—

Loss from discontinued operations before income taxes	(138,313)	—
Income tax benefit	(39,395)	—
Loss from discontinued operations, net of tax	$(98,918)	$—
Our effective income tax benefit rate related to discontinued operations for the three months ended September 30, 2015 was (28.5)%. The effective tax benefit rate for the three months ended September 30, 2015 differs from the expected tax benefit rate due to an adjustment of the estimated annual operating results for the year. We had no discontinued operations for the three months ended September 30, 2014.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of September 30, 2015, we had cash and cash equivalents of $7.6 million and working capital of $23.3 million, as compared to cash and cash equivalents of $9.8 million, and working capital of $19.7 million as of December 31, 2014.
In addition to cash flow from operations, we have a $15.0 million revolving line of credit of which $10.5 million was unused as of September 30, 2015. On October 15, 2015, we paid down $3.0 million on this line of credit. The revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the nine months ended September 30, 2015 and 2014:

	2015	2014
Net cash (used in) provided by operating activities	$(2,855,230)	$8,144,018
Net cash used in investing activities	(4,776,626)	(10,776,325)
Net cash provided by (used in) financing activities	5,455,168	(8,491,982)
Net decrease in cash and cash equivalents	$(2,176,688)	$(11,124,289)

Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash used in our operating activities totaled $2.9 million for the nine months ended September 30, 2015, compared to cash provided by operating activities of $8.1 million for 2014. The decrease in cash flows from operating activities was approximately $11.0 million, and was primarily due to the changes reflected in the items “accounts receivable and accrued billings” and “costs and estimated earnings in excess of billings on uncompleted contracts.” For the nine months ended September 30, 2015, the change in accounts receivable and accrued billings was $(946,000), compared to $5.9 million for the nine months ended September 30, 2014. This decrease was mainly due to the increase in receivable balances of several large customers in 2015, mainly attributable to the increase in MSA revenue in 2015, compared to a decrease in the receivable balances of several large utility customers in 2014, which was primarily attributable to the status of some large projects. For the nine months ended September 30, 2015, the change in costs and estimated earnings in excess of billings was $(5.1) million, compared to $(3.9) million for the nine months ended September 30, 2014. This decrease was primarily due to large electrical construction transmission projects, which are in the beginning stages of construction. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended September 30, 2015 and 2014, our DSO for accounts receivable were 64 and 45, respectively, and our DSO for costs and estimated earnings in excess of billings were 40 and 37, respectively. The increase in our DSO for accounts receivable and accrued billings for the quarter ended September 30, 2015, when compared to the same quarterly period in 2014, was mainly due to the increase in the balances of several large customers’ mainly attributable to the increase in MSA project revenue, and the increase in our balance of costs and estimated earnings in excess of billings. The increase in our DSO for costs and estimated earnings in excess of billings was mainly due to the increase in the balance of costs and estimated earnings in excess of billings of large projects which are in the beginning stages of construction for the quarter ended September 30, 2015, when compared to the same quarterly period in 2014. As of November 9, 2015, we have received approximately 97.0% of our September 30, 2015 outstanding trade accounts receivable and have billed 85.4% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $32,000 for the nine months ended September 30, 2015 from $254,000 for the nine months ended September 30, 2014. Taxes paid for the nine months ended September 30, 2015 were for the estimated 2014 income tax liability, compared to taxes paid for the same annual period in 2014, which were primarily for the estimated 2013 income tax liability.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2015, was $4.8 million, compared to cash used in investing activities of $10.8 million for 2014. The decrease in cash used in our investing activities for the nine months ended September 30, 2015, when compared to 2014, is primarily due to the acquisition of C&C in 2014. On January 3, 2014, PCA completed its acquisition of C&C as described in note 9 to the consolidated financial statements. The aggregate cash consideration paid, net of cash acquired, was $5.8 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired intangible assets, $3.3 million to fixed assets, $2.6 million to current assets and $1.3 million to liabilities assumed.
Our investing activities for the nine months ended September 30, 2015 were mainly attributable to capital expenditures of $5.6 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as for our expansion efforts. Our capital budget for 2015 is expected to total approximately $7.6 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.

Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2015, was $5.5 million, compared to cash used in financing activities of $8.5 million for 2014. Our financing activities for the nine months ended September 30, 2015 consisted mainly of net borrowings on our $17.0 Million Equipment Loan totaling $17.0 million, as well as borrowings on our Working Capital Loan of $5.5 million and borrowings on our $2.0 Million Equipment Loan of $2.0 million. These borrowings were offset by net repayments on our electrical construction equipment loans totaling $10.2 million, repayments on our $3.5 Million Acquisition Loan of $2.9 million, installment loan repayments of $3.3 million, repayments on our Working Capital Loan of $1.0 million, and repayments on our $17.0 Million Equipment Loan of $1.7 million. Our financing activities for the nine months ended September 30, 2014 consisted mainly of repayments on our Working Capital Loan of $7.0 million, net repayments on our equipment loans totaling $3.1 million, repayments on our acquisition loan of $467,000 and installment loan repayments of $1.5 million. These repayments were offset by borrowings on our acquisition loan of $3.5 million.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of September 30, 2015.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Quarter End:	Covenant	September 30, 2015
Tangible net worth minimum	$20,000,000	$31,977,586
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	1.56 : 1:0
Covenants Measured at Year End:
Fixed charge coverage ratio must equal or exceed	1.3 : 1.0	1.52 : 1.0
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
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of September 30, 2015, at the reasonable assurance level.
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
Changes in internal control
Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended all such activities in December 2002. Effective September 15, 2014, the Company entered into an Administrative Order on Consent (“AOC”) with the United States Environmental Protection Agency (the “EPA”) with respect to a previously owned mining property, the Sierra Zinc Site (the “Site”), located in Stevens County, Washington. The Company sold the Site over fifty years ago. For more detailed information regarding this matter please see the discussion set forth in note 3 to the consolidated financial statements in this Form 10-Q.
Item 1A.    Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 17, 2015, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2016 a maximum of 1,154,940 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares have been purchased since 2006. As of September 30, 2015, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467

(average cost of $0.55 per share). The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock which it had purchased at a cost of $18,720.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.	Exhibits.

10-1
Modification Promissory Note, dated September 4, 2015 (incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 4, 2015 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

10-2
Addendum to Modification Promissory Note, dated September 4, 2015 (incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 4, 2015 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

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

Dated: November 12, 2015		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10-1
Modification Promissory Note, dated September 4, 2015 (incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 4, 2015 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

10-2
Addendum to Modification Promissory Note, dated September 4, 2015 (incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 4, 2015 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

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