Form 10-K
period 2015-12-31
GOLDFIELD CORP
filed 2016-03-16
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $35.1 million as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the price at which such common equity was last sold on such date.
The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 11, 2016 was 25,451,354.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of The Goldfield Corporation’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I
Item 1.    Business.
General
The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is primarily engaged in the construction of electrical infrastructure for the utility industry and industrial customers, primarily in the Southeast and mid-Atlantic regions of the United States, including Texas. Unless the context otherwise requires, the terms “Goldfield,” the “Company,” “we,” “our” and “us” as used herein mean The Goldfield Corporation and its consolidated subsidiaries.
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
Financial Information About Geographic Areas
During the years ended December 31, 2015 and 2014, our operations were exclusively in the United States.
Employees
As of February 28, 2016, we had a total of 326 employees, which included 315 full-time and eleven part-time employees. These employees included 97 unionized employees at our subsidiary, C and C Power Line, Inc. (“C&C”). The total number of employees includes 285 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We believe that our relationship with our employees is good.
Electrical Construction Operations
We provide electrical construction services primarily in the Southeast and mid-Atlantic regions of the United States, including Texas. Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”) and C&C, we are engaged in the construction and maintenance of electric utility facilities for electric utilities and industrial customers. Southeast Power and C&C operate under Power Corporation of America, headquartered in Port Orange, Florida. Southeast Power is headquartered in Titusville, Florida, and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C is a full service electrical contractor, headquartered in Jacksonville, Florida, with a unionized work force that provides substantially the same electrical construction services as Southeast Power. C&C operations have been primarily in Florida since 1989.
Our electrical construction business includes the construction of transmission lines, concrete foundations, distribution systems, fiber optic splicing, substations and other electrical services.
Representative customers include:

Santee Cooper (South Carolina Public Service Authority)	Central Electric Power Cooperative, Inc.
Florida Power & Light Company	Duke Energy Corporation
CPS Energy	Orlando Utilities Commission
Lower Colorado River Authority	Lee County Electric Cooperative
Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. For the year ended December 31, 2015, our top three customers accounted for approximately 62% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.
It is our policy to commit ourselves only to the amount of work we believe we can properly supervise, equip and complete to the customer’s satisfaction and timetable. As a result of this policy and the magnitude of some of the construction projects undertaken by us, a substantial portion of our annual revenue is derived from a relatively small number of customers. See note 11 to the consolidated financial statements for detail on sales to major customers that exceed 10% of total sales.

Construction is customarily performed pursuant to plans and specifications of customers. We generally supply the management, labor, equipment and tools, while customers generally supply most of the required materials, except for the construction of concrete foundations. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.
Revenue and results of operations in our electrical construction business can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns and system loads. Project duration varies based on project type, complexity and customer requirements.
We enter into contracts on the basis of either competitive bidding, direct negotiations or pursuant to master service agreements (“MSAs”). Competitively bid contracts and MSAs account for a majority of our electrical construction revenue. Although there is considerable variation in the terms of the contracts undertaken, such contracts are typically lump sum (fixed-price) or unit price contracts. Most of our contracts do not require our clients to purchase a minimum amount of services, and some of our contracts are cancelable on short notice.
In certain circumstances, we are required to provide performance and payment bonds issued by a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations. As of December 31, 2015, outstanding performance bonds issued on behalf of our electrical construction subsidiaries amounted to $44.5 million.
Contracts may include retention provisions. From 5% to 10% is withheld by the customer from progress payments as retainage until the contract work has been completed and approved.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of December 31, 2015 and 2014 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $84.5 million (59.2%) of our total estimated MSA backlog as of December 31, 2015:

	Backlog as of		Backlog as of
	December 31, 2015		December 31, 2014
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts	$56,996,145	$60,195,066	$31,938,038	$34,313,038
Estimated MSAs	27,724,000	142,675,666	53,404,668	240,705,071
Total	$84,720,145	$202,870,732	$85,342,706	$275,018,109
Our total backlog as of December 31, 2015, was $202.9 million, compared to $275.0 million as of December 31, 2014. Of the $202.9 million backlog as of December 31, 2015, $60.2 million (29.7%) is believed to be firm under project-specific fixed- price and maintenance contracts. The project-specific backlog as of December 31, 2015 increased $25.9 million (75.4%) from the same date last year. The balance of the backlog represents the estimated value of future services under our existing MSAs. Of our total backlog as of December 31, 2015, we expect approximately $84.7 million (41.8%) to be completed during 2016.
The decline in our total backlog resulted primarily from completion of some MSA work and the ever changing nature and size of customer demand for services. The decreases in our MSA work has been partially offset by increases in non-MSA work. As of December 31, 2015 our total firm non-MSA contracts increased to $41.0 million, or 68.1% of total project-specific firm contracts, from $7.5 million or 22.0% as of December 31, 2014, an increase of $33.5 million.
The estimated amount of backlog for work under MSAs is calculated by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Our estimated backlog also assumes exercise of existing customer renewal options. Certain MSAs are not exclusive to the Company and, therefore, the size and amount of projects we may be awarded cannot be determined with certainty. Accordingly, the amount of future revenue from MSA contracts may vary substantially from our current estimate. Even if we realize all of the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs.

Backlog is not a term recognized under U.S. generally accepted accounting principles, but is a common measurement used in our industry. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog.
Backlog is estimated at a particular point in time and is not determinative of future revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. For example, our electrical construction revenue in 2015 exceeded our 12-month backlog as of December 31, 2014 by 40.2%.
As of December 31, 2015 and 2014, the estimated value of future services under MSAs accounted for approximately 70.3% and 87.5% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
Revenue estimates included in our backlog may be subject to change as a result of project accelerations, additions, cancellations or delays due to various factors, including but not limited to: commercial issues, material deficiencies, permitting, regulatory requirements and adverse weather. Our customers are not contractually committed to a specific level of services under our MSAs. While we did not experience any material cancellations during the current period, most of our contracts may be terminated, even if we are not in default under the contract. For further information regarding the factors that affect the realizability of profits from our business backlog, please refer to the information set forth in “Item 1A. Risk Factors.”
Competition and Regulation
The electrical construction business is highly competitive. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. Competitive factors include: level of technical expertise and experience, industry reputation, quality of work, price, geographic presence, dependability, availability of skilled personnel, worker safety and financial stability. Our management believes that we compete favorably with our competitors on the basis of these factors. There can be no assurance that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position.
We are subject to various federal, state and local statutes and rules regarding, among other things, contractor licensing, electrical codes, worker safety and environmental protection. We believe that we are in substantial compliance with all applicable regulatory requirements.
Properties
The Company and its subsidiaries operate with owned or leased offices and facilities located in Florida, South Carolina and Texas. Individually, none of the properties are financially significant to the Company. We believe that such properties are currently in good condition and properly maintained. See note 8 to the consolidated financial statements for additional detail on properties.
Other Operations - Real Estate Development
Due to the size of our real estate development operations in relation to our total operations, real estate development operations do not meet the requirements to be a reportable segment. Revenue from real estate development is included under the caption “Other” and was $955,000 and $3.5 million for the years ended December 31, 2015 and 2014, respectively, representing approximately 1% and 4%, respectively, of our total revenue for such years. Our current real estate development activity is the construction of single and multi-family residential projects in Brevard County, Florida.
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
Our electrical construction customer base is highly concentrated. For example, for the year ended December 31, 2015, our top three customers accounted for approximately 62% of our consolidated revenue, as discussed in note 11 to our consolidated financial statements herein. Our revenue could materially decline if one or more of our significant customers terminated our business relationship. Revenue under our contracts with significant customers may vary substantially from period-to-period.

Reduced demand for our services or the loss of one or more of these customers, if not replaced by other business, would result in a decrease in revenue and profits, and could have a material impact on our results of operations.
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
Our revenues are primarily driven by the spending patterns of our customers, which can vary significantly from period-to-period, as well as seasonal variations. These variations are influenced by weather, hours of daylight, available system outages from utilities, bidding seasons and holidays and can have a significant impact on our gross margins. Most of our work is performed outdoors and as a result, our results of operations can be adversely impacted by extended periods of inclement weather. Any weather related delays in the completion of, or which increase the cost of, our projects could adversely affect our revenue and results of operations in any one or more of our reporting periods.
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
As discussed in Critical Accounting Estimates and in the notes to our consolidated financial statements included herein, a significant portion of our revenue in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed-price contracts. For the percentage-of-completion accounting practice, we recognize contract revenue and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profit for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.
We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.
We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers mainly include electric utilities. As of December 31, 2015, we had net accounts receivable of $17.3 million and costs and estimated earnings in excess of billings of $10.3 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. The failure or delay in payment by our customers could reduce our cash flows and adversely impact our liquidity and profitability.

Amounts included in our backlog may not result in revenue or translate into profits.
Backlog for our electrical construction operations as of December 31, 2015 was $202.9 million, which represents the amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. $142.7 million of the backlog is attributable to MSAs. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends in current MSAs and projected customer needs based upon ongoing communications with the customer. These service agreements do not require our customers to award a minimum amount of contracts and are cancelable on short notice. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of backlog revenue because of project delays or cancellations, external market factors and economic factors beyond our control. Even if we realize all of the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog and should we receive less revenue than expected, our results of operations and financial condition may be adversely affected. For further discussion on how we calculate backlog for our business, please refer to the information set forth in “Item 1. Business” under the caption “Backlog.”
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
Certain of our engagements involve large-scale, complex projects. The quality of our performance on such a project depends in large part upon our ability to manage our client relationship and the project itself and to timely deploy appropriate resources, including third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if we miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including permitting, material and weather delays, may cause us to incur costs for standby pay, and may lead to personnel shortages on other projects scheduled to commence at a later date. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage costs, or delays in completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations could result in large damage claims against us, and because of the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our more complex projects, damage claims may substantially exceed the amount we can charge for our associated services.
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
Climate change risks.
We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. The potential physical impacts of climate change on our operations are highly uncertain. Climate change may result in, among other things, changing rainfall patterns, changing storm patterns and intensities and changing temperature levels. Because our operating results are significantly influenced by weather, substantial changes in historical weather patterns could significantly impact our future operating results. For example, if climate change results in a greater amount of rainfall, snow, ice, flooding or other less accommodating weather over a greater period of time in a given period, we could experience reduced productivity, which could negatively impact our revenue and gross margins.
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
The Company was previously engaged in mining activities and disposed of our last mining property over 13 years ago. However, we could still be liable for previous activities at sites we once owned. For example, we recently completed remediation activities at a mining site which we sold over 50 years ago, as discussed in note 4 to the consolidated financial statements.
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
Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.
We currently generate, and expect to continue to generate, a significant portion of our revenues and profits under fixed-price and unit-price contracts. We must estimate the costs of completing a particular project when we bid for these types of contracts or when these are awarded under our current MSAs. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:

•	failure to properly estimate costs of engineering, material, equipment or labor;

•	unanticipated technical problems with the materials or services being supplied by us, which may require us to incur additional costs to remedy the problem;

•	project modifications that create unanticipated costs;

•	changes in costs of equipment, materials, labor or subcontractors;

•	the failure of our suppliers or subcontractors to perform;

•	difficulties in our customers obtaining required governmental permits or approvals;

•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

•	the availability and skill level of workers in the geographic location of the project;

•	an increase in the cost of fuel or other resources;

•	changes in local laws and regulations;

•	delays caused by local weather conditions, third parties or customers; and

•	quality issues requiring rework.
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
The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirement that management report on our internal control over financial reporting. As of December 31, 2015, we believe our internal control over financial reporting was effective. However, there can be no assurance that our internal control over financial reporting will continue to be effective in the future. Pursuant to rules of the SEC, we are exempt from the requirement that our independent registered public accounting firm express an opinion on the effectiveness of our internal control over financial reporting and, accordingly, provide only management’s report on the effectiveness of our internal controls in this annual report. Therefore, we were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit of our internal control over financial reporting.

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
Item 3.    Legal Proceedings.
The Company is not currently involved in any material legal proceedings, having recently completed the Environmental Protection Agency remediation matter described in note 4 to the consolidated financial statements in this Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NYSE MKT LLC under the symbol GV. Our Common Stock is the longest traded security on the NYSE MKT LLC and its predecessor exchanges, having commenced trading in 1906. The following table shows the reported high and low sales price at which our Common Stock was traded in 2015 and 2014:

	2015		2014
	High	Low	High	Low
First Quarter	$2.85	$1.68	$2.55	$1.90
Second Quarter	2.06	1.20	2.31	1.57
Third Quarter	1.99	1.28	2.47	1.51
Fourth Quarter	1.93	1.44	2.52	1.66
As of March 11, 2016, there were 6,434 holders of record of our Common Stock.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
We have had a stock repurchase plan since September 17, 2002, that was last amended by the Board of Directors on September 17, 2015. This plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2016, a maximum of 1,154,940 shares. No shares have been purchased since 2006. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. We currently hold the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

Item 6.    Selected Financial Data.
The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands except per share and share amounts)
Continuing operations
Revenue
Electrical construction	$119,617	$94,827	$88,755	$80,433	$31,743
Other	955	3,537	449	1,196	1,089
Total revenue	$120,571	$98,363	$89,204	$81,629	$32,831
Income before taxes from continuing operations	$8,204	$778	$7,792	$16,745	$946
Income tax provision	3,378	653	3,285	4,783	74	(1)
Income from continuing operations	4,826	125	4,507	11,961	873
Discontinued operations (2)
(Loss) gain from operations, net of tax	(333)	(444)	(724)	—	1
Net income (loss)	$4,493	$(319)	$3,783	$11,961	$874
Earnings (loss) per share — basic and diluted
Continuing operations	$0.19	$0.00	$0.18	$0.47	$0.03
Discontinued operations	(0.01)	(0.02)	(0.03)	—	0.00
Net income (loss)	$0.18	$(0.01)	$0.15	$0.47	$0.03
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354	25,451,354

Balance sheet data
Total assets (3)	$81,164	$79,910	$77,530	$57,073	$26,561
Long term debt including current portion, net (3)	26,472	26,284	31,483	17,710	6,652
Stockholders’ equity	35,251	30,758	31,077	27,293	15,332
Working capital	25,498	19,674	21,923	18,822	8,049
The total of the above categories may differ from the sum of the components due to rounding.
 ___________________

(1)	Reflects the change in the valuation allowance of $(496,000) against the deferred tax assets for the year ended December 31, 2011.

(2)	For information as to Discontinued Operations, see note 4 to the consolidated financial statements.

(3)
Reflects the presentation of debt issuance costs in accordance with the adoption of Accounting Standard Update No. 2015-03 and 2015-15, which resulted in a reduction of total assets and long term debt of $60,000, $49,000, $45,000, and $50,000 for each of the years ended December 31, 2014 through December 31, 2011, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed-price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” sections and should be considered while evaluating our business, financial condition, results of operations and prospects.
You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
We are a provider of electrical construction services, primarily in the Southeast and mid-Atlantic regions of the United States including Texas. For the year ended December 31, 2015, our total consolidated revenue was $120.6 million.
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”), and C and C Power Line, Inc. (“C&C”), we are engaged in the construction of electrical infrastructure for the utility industry and industrial customers. Southeast Power performs electrical contracting services including the construction of transmission lines, concrete foundations, distribution systems and fiber optic splicing. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C is a full service electrical contractor that provides substantially the same electrical construction services as Southeast Power, headquartered in Jacksonville, Florida, with a unionized workforce. C&C has been involved in the electrical business primarily in Florida since 1989.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the years ended December 31, 2015 and 2014, three of our customers accounted for approximately 62% and 54% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to fixed-price electrical construction contracts, the adequacy of our accrued remediation costs and deferred tax assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosure with the Audit Committee of the Board of Directors.
Percentage of Completion
We recognize revenue from fixed-price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total cost incurred to date, in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, is impacted by several factors including, but not limited to: changes in productivity and scheduling, the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), customer needs, customer delays in providing approvals and materials, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials, and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.
A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. Revenue from a change order is included in total estimated contract revenue only when it is probable that the change order will result in an addition to contract value and can be reliably estimated.
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses as of December 31, 2015 declined to $65,000 from $2.5 million as of December 31, 2014. The accrued contract losses for 2015 and 2014 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. The 2014 accrued amount related mainly to projects in Texas, where adverse weather conditions were especially severe. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable and estimable.
Accrued Remediation Costs
As described in note 4 to the consolidated financial statements, we recently completed remediation activities at a mining site which we sold over 50 years ago. We had a balance of accrued remediation costs, related mainly to Environmental Protection Agency response costs and monitoring of the site, as of December 31, 2015 and 2014, of $243,000 and $1.1 million, respectively. We anticipate that this accrual will be adequate to cover the full remediation costs. However, the accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount.
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
As of December 31, 2015, our deferred tax assets were largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, accrued remediation costs, inventory adjustments and capitalized acquisition costs (refer to note 3 to the consolidated financial statements). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2015 is approximately $2.7 million.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014
The table below presents our operating income from continuing operations for the two year period ended December 31 as indicated:

	2015	2014
Revenue
Electrical construction	$119,616,561	$94,826,620
Other	954,610	3,536,650
Total revenue	120,571,171	98,363,270
Costs and expenses
Electrical construction	99,726,789	84,067,942
Other	785,405	2,858,699
Selling, general and administrative	4,747,492	4,321,250
Depreciation and amortization	6,559,241	6,064,636
Gain on sale of property and equipment	(22,840)	(332,182)
Total costs and expenses	111,796,087	96,980,345
Total operating income	$8,775,084	$1,382,925
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the year ended December 31, 2015, increased 22.6% to $120.6 million, from $98.4 million in 2014. Electrical construction operations revenue increased $24.8 million (26.1%) to $119.6 million, from $94.8 million in 2014, due primarily to growth in our electrical construction under master service agreements (“MSAs”) as well as increases in our larger non-MSA electrical construction projects.
Revenue from real estate development is included under the caption “Other” and was $955,000 and $3.5 million for the years ended December 31, 2015 and 2014, respectively, representing approximately 1% and 4%, respectively, of our total revenue for such years. Other revenue decreased $2.6 million to $1.0 million, from $3.5 million in 2014, due to the decrease in sales of residential properties. Our current real estate development activity is the construction of single and multi-family residential projects in Brevard County, Florida.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of December 31, 2015 and 2014 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $84.5 million (59.2%) of our total estimated MSA backlog as of December 31, 2015.

	Backlog as of		Backlog as of
	December 31, 2015		December 31, 2014
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts	$56,996,145	$60,195,066	$31,938,038	$34,313,038
Estimated MSAs	27,724,000	142,675,666	53,404,668	240,705,071
Total	$84,720,145	$202,870,732	$85,342,706	$275,018,109

Our total backlog as of December 31, 2015, was $202.9 million, compared to $275.0 million as of December 31, 2014. Of the $202.9 million backlog as of December 31, 2015, $60.2 million (29.7%) is believed to be firm under project-specific fixed-

price and maintenance contracts. The project-specific backlog as of December 31, 2015 increased $25.9 million (75.4%) from the same date last year. The balance of the backlog represents the estimated value of future services under our existing MSAs. Of our total backlog as of December 31, 2015, we expect approximately $84.7 million (41.8%) to be completed during 2016.
The decline in our total backlog resulted primarily from completion of MSA work and the ever changing nature and size of customer demand for services. The decreases in our MSA work has been partially offset by increases in non-MSA work. As of December 31, 2015, our total firm non-MSA contracts increased to $41.0 million, or 68.1% of total project-specific firm contracts, from $7.5 million or 22.0% as of December 31, 2014, an increase of $33.5 million.
The estimated amount of backlog for work under MSAs is calculated by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Our estimated backlog also assumes exercise of existing customer renewal options. Certain MSAs are not exclusive to the Company and, therefore, the size and amount of projects we may be awarded cannot be determined with certainty. Accordingly, the amount of future revenue from MSA contracts may vary substantially from our current estimate. Even if we realize all of the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs.
Backlog is not a term recognized under U.S. generally accepted accounting principles, but is a common measurement used in our industry. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog.
Backlog is only estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. For example, our electrical construction revenue in 2015 exceeded our 12-month backlog as of December 31, 2014 by 40.2%.
Revenue estimates included in our backlog may be subject to change as a result of project accelerations, additions, cancellations or delays due to various factors, including but not limited to: commercial issues, material deficiencies, permitting, regulatory requirements and adverse weather. Our customers are not contractually committed to a specific level of services under our MSAs. While we did not experience any material cancellations during the current period, most of our contracts may be terminated, even if we are not in default under the contract.
As of December 31, 2015 and 2014, MSAs accounted for approximately 70.3% and 87.5% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
For further Backlog information, please refer to the information set forth in “Item 1. Business” under the caption “Backlog,” and “Item 1A. Risk Factors.”
Operating Results
Total operating income increased to $8.8 million for the year ended December 31, 2015, from $1.4 million in 2014. Electrical construction operations operating income increased to $13.2 million for the year ended December 31, 2015, from $4.7 million in 2014. This was mainly due to the aforementioned increase in revenue, coupled with improved operating margins in the third and fourth quarters of 2015, attributable to the completion of certain unprofitable projects in Texas, partially offset by increased electrical construction costs and expenses consistent with the higher level of operations.
Electrical construction operations operating margins increased to 11.0% for the year ended December 31, 2015, from 4.9% in 2014, mainly due to the aforementioned increase in revenue as well as the completion of certain unprofitable projects in Texas.
Electrical construction operations operating income, is defined as consolidated operating income adjusted for non-electrical construction activity within operating income including: other operations gross margins and non-electrical construction selling, general and administrative, depreciation and amortization, and gain or loss on sale of property and equipment. Electrical construction operations operating income, a non-GAAP financial measure, does not purport to be an alternative to the Company’s operating income as a measure of operations. Because not all companies use identical calculations, this presentation of electrical construction operations operating income may not be comparable to other similarly-titled measures of other companies. We believe investors benefit from the presentation of electrical construction operations operating income in evaluating our operating performance because it provides our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations and is useful in comparing our operating results with those of our competitors.

The table below presents our electrical construction operations operating income (non-GAAP) for the two year period ended December 31 as indicated:

Electrical Construction Operations Operating Income	2015	2014
Total operating income (GAAP as reported)	$8,775,084	$1,382,925
Total operating income (GAAP as reported) as a percentage of consolidated revenue	7.3%	1.4%
Other operations gross margin	(169,205)	(677,951)
Non-electrical construction selling, general and administrative	4,443,178	3,878,861
Non-electrical construction depreciation and amortization	134,771	89,236
Non-electrical construction (gain) loss on sale of property and equipment	113	122
Electrical construction operations operating income	$13,183,941	$4,673,193
Electrical construction operations operating income as a percentage of electrical construction revenue	11.0%	4.9%
Costs and Expenses
Electrical construction operations cost of goods sold increased by $15.7 million to $99.7 million for the year ended December 31, 2015, from $84.1 million in 2014. This increase was primarily attributable to a 26.1% higher level of electrical construction operations, and to a lesser extent, smaller losses relating to the Texas projects. Mainly due to this increase in electrical construction expenses, consistent with the higher level of operations, total costs and expenses increased by $14.8 million to $111.8 million for the year ended December 31, 2015, from $97.0 million in the same period in 2014.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the years ended December 31 as indicated:

	2015	2014
Electrical construction operations	$304,314	$442,389
Other	489,027	524,901
Corporate	3,954,151	3,353,960
Total	$4,747,492	$4,321,250
SG&A expenses increased 9.9% to $4.7 million for the year ended December 31, 2015, from $4.3 million for the year ended December 31, 2014. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, mainly compensation and increases in other professional services, during the year ended December 31, 2015, when compared to the same period in 2014, mainly attributable to the Company’s expansion. As a percentage of revenue, SG&A expenses decreased to 3.9% for 2015, from 4.4% in 2014, due primarily to the aforementioned increase in revenue during the current year.
The following table sets forth depreciation and amortization expense for the years ended December 31 as indicated:

	2015	2014
Electrical construction operations	$6,424,470	$5,975,400
Other	14,770	14,621
Corporate	120,001	74,615
Total	$6,559,241	$6,064,636
Depreciation and amortization expense, which includes $64,000 of amortization expense for acquired intangibles, increased to $6.6 million for the year ended December 31, 2015, from $6.1 million for the year ended December 31, 2014, an increase of 8.2%. The increase in depreciation is mainly due to fixed assets purchases for new equipment, primarily for our electrical construction operations, as a result of our growth and expansion efforts.

Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2015	2014
Income tax provision	$3,378,205	$653,442
Effective income tax rate	41.2%	84.0%
Our effective tax rate for the year ended December 31, 2015 was 41.2% and differs from the federal statutory rate of 34% mainly due to state income taxes and non-deductible expenses. Our effective tax rate for the year ended December 31, 2014 was 84.0% and differs from the federal statutory rate of 34% primarily due to a large amount of non-deductible expenses in comparison to the amount of income before taxes.
Discontinued Operations
Through certain of our subsidiaries and predecessor companies, we were previously engaged in mining activities and ended the last of such activities in December 2002.
The following table presents our results of discontinued operations for the years ended December 31 as indicated:

	2015	2014
Provision for remediation costs	$(533,507)	$(711,496)

Loss from discontinued operations before income taxes	(533,507)	(711,496)
Income tax benefit	(200,759)	(267,736)
Loss from discontinued operations, net of tax	$(332,748)	$(443,760)
Our effective income tax benefit rate related to discontinued operations for both years ended December 31, 2015 and 2014 was (37.6%). The effective tax benefit rate differs from the federal statutory rate of 34% for both years ended December 31, 2015 and 2014 due to state income taxes.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of December 31, 2015, we had cash and cash equivalents of $11.4 million and working capital of $25.5 million, as compared to cash and cash equivalents of $9.8 million, and working capital of $19.7 million as of December 31, 2014.
In addition to cash flow from operations, we have a $15.0 million revolving line of credit, of which $13.2 million was available for borrowing as of December 31, 2015. This revolving line of credit is used as a Working Capital Loan, as discussed in note 7 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2015	2014
Net cash provided by operating activities	$5,567,807	$7,843,644
Net cash used in investing activities	(4,153,000)	(13,008,674)
Net cash provided by (used in) financing activities	137,252	(5,227,360)
Net increase (decrease) in cash and cash equivalents	$1,552,059	$(10,392,390)

Operating Activities
Cash flows from operating activities are comprised of net income (loss), adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $5.6 million for the year ended December 31, 2015, compared to cash provided by operating activities of $7.8 million for 2014. The decrease in cash flows from operating activities was approximately $2.3 million, and was primarily due to the changes reflected in “costs and estimated earnings in excess of billings on uncompleted contracts.” For the year ended December 31, 2015, the change in costs and estimated earnings in excess of billings was $(3.8) million, compared to $(1.5) million for the year ended December 31, 2014. This change was primarily due to large electrical construction transmission projects that, as of December 31, 2015, were near completion and awaiting final billing. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended December 31, 2015 and 2014, our DSO for accounts receivable were 54 and 58, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 33 and 21, respectively. The decrease in our DSO for accounts receivable and accrued billings for the quarter ended December 31, 2015, when compared to the same quarterly period in 2014 was mainly due to the decrease in the balances of several large customers and the aforementioned increase in revenue mainly attributable to the increase in MSA project revenue. The increase in our DSO for costs and estimated earnings in excess of billings was mainly due to the increase in the balance of costs and estimated earnings in excess of billings of large projects that, as of December 31, 2015, were near completion and awaiting final billing when compared to the same quarterly period in 2014. As of March 14, 2016, we have received approximately 99.7% of our December 31, 2015 outstanding trade accounts receivable and have billed 91.6% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $88,000 for the year ended December 31, 2015 from $345,000 for the year ended December 31, 2014. Taxes paid for the year ended December 31, 2015 included $26,000 for the 2014 income tax liability, $7,000 for the settlement of unrecognized tax benefits on state income taxes from prior years and the remaining $55,000 for the estimated 2015 income tax liability. Taxes paid for the year ended December 31, 2014 included $191,000 for the 2013 income tax liability and $154,000 for the estimated 2014 income tax liability.
Investing Activities
Cash used in investing activities for the year ended December 31, 2015, was $4.2 million, compared to cash used in investing activities of $13.0 million for 2014. The decrease in cash used in our investing activities for the year ended December 31, 2015, when compared to 2014, is primarily due to the acquisition of C&C in 2014, as well as a decrease in our 2015 capital expenditures.
Our investing activities for the year ended December 31, 2015 were primarily attributable to capital expenditures of $6.0 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment, as well as for our expansion efforts. Our capital budget for 2016 is expected to total approximately $2.9 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2015, was $137,000, compared to cash used in financing activities of $5.2 million for 2014. Our financing activities for the current year consisted mainly of net borrowings of $17.0 million on our $17.0 Million Equipment Loan , borrowings of $5.5 million on our Working Capital Loan, and borrowings of $2.0 million on our $2.0 Million Equipment Loan (as such loans are defined in note 7 to the consolidated financial statements). These borrowings were offset by repayments on our electrical construction equipment loans totaling $10.2 million, repayments of $4.0 million on our Working Capital Loan, repayments of $4.0 million on our $17.0 Million Equipment Loan, repayments of $2.9 million on our $3.5 Million Acquisition Loan (as defined in note 7 to the consolidated financial statements), and installment loan repayments of $3.3 million. Our financing activities for the year ended December 31, 2014 consisted mainly of net repayments on our Working Capital Loan of $12.0 million, repayments on our electrical construction equipment loans totaling $4.1 million, and installment loan repayments of $2.0 million. These repayments were offset by net borrowings on our $10.0 Million Equipment Loan (as defined in note 7 to the consolidated financial statements) totaling $10.0 million, as well as borrowings on our $3.5 Million Acquisition Loan of $3.5 million.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of December 31, 2015.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Quarter End:	Covenant	December 31, 2015
Tangible net worth minimum	$20,000,000	$34,275,740
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	1.34 : 1.00
Covenants Measured at Year End:
Fixed charge coverage ratio must equal or exceed	1.3 : 1.0	2.23 : 1:00
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
We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Orlando, Florida
March 16, 2016
Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$11,374,238	$9,822,179
Accounts receivable and accrued billings	17,250,067	17,840,680
Costs and estimated earnings in excess of billings on uncompleted contracts	10,292,199	6,537,280
Income taxes receivable	—	763,821
Current portion of notes receivable	47,851	53,332
Prepaid expenses	1,210,780	585,678
Deferred income taxes	773,245	2,274,896
Other current assets	1,286,229	262,630
Total current assets	42,234,609	38,140,496

Property, buildings and equipment, at cost, net of accumulated depreciation of $28,653,138 in 2015 and $28,224,661 in 2014	34,671,947	37,002,843
Deferred charges and other assets
Land and land development costs	2,417,089	2,564,449
Cash surrender value of life insurance	549,600	546,291
Restricted cash	307,092	566,321
Notes receivable, less current portion	8,197	50,096
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $140,134 in 2015 and $75,967 in 2014	873,666	937,833
Total deferred charges and other assets	4,257,051	4,766,397
Total assets	$81,163,607	$79,909,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,002,231	$9,674,961
Contract loss accruals	65,322	2,547,816
Billings in excess of costs and estimated earnings on uncompleted contracts	234,161	1,537,971
Current portion of notes payable, net	5,815,510	3,657,772
Income taxes payable	483,763	—
Accrued remediation costs	135,786	1,048,380
Total current liabilities	16,736,773	18,466,900
Deferred income taxes	8,328,492	7,988,539
Accrued remediation costs, less current portion	107,429	15,000
Notes payable, less current portion, net	20,656,402	22,625,860
Other accrued liabilities	83,698	55,766
Total liabilities	45,912,794	49,152,065
Commitments and contingencies (notes 4, 7 and 8)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	15,295,940	10,802,798
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	35,250,813	30,757,671
Total liabilities and stockholders’ equity	$81,163,607	$79,909,736
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Revenue
Electrical construction	$119,616,561	$94,826,620
Other	954,610	3,536,650
Total revenue	120,571,171	98,363,270
Costs and expenses
Electrical construction	99,726,789	84,067,942
Other	785,405	2,858,699
Selling, general and administrative	4,747,492	4,321,250
Depreciation and amortization	6,559,241	6,064,636
Gain on sale of property and equipment	(22,840)	(332,182)
Total costs and expenses	111,796,087	96,980,345
Total operating income	8,775,084	1,382,925
Other income (expense), net
Interest income	20,727	22,820
Interest expense	(667,596)	(681,101)
Other income, net	75,880	53,497
Total other expense, net	(570,989)	(604,784)
Income from continuing operations before income taxes	8,204,095	778,141
Income tax provision	3,378,205	653,442
Income from continuing operations	4,825,890	124,699
Loss from discontinued operations, net of income tax benefit of $200,759 in 2015 and $267,736 in 2014	(332,748)	(443,760)
Net income (loss)	$4,493,142	$(319,061)
Net income (loss) per share of common stock — basic and diluted
Continuing operations	$0.19	$0.00
Discontinued operations	(0.01)	(0.02)
Net income (loss)	$0.18	$(0.01)
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$4,493,142	$(319,061)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,559,241	6,064,636
Amortization of debt issuance costs	51,028	27,904
Deferred income taxes	1,841,604	352,907
Gain on sale of property and equipment	(22,840)	(332,182)
Gain on cash surrender value of life insurance	(3,309)	(4,852)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable and accrued billings	590,613	(1,081,183)
Real estate inventory	—	395,062
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,754,919)	(1,512,861)
Residential properties under construction	—	1,616,916
Income taxes receivable	763,821	(311,722)
Prepaid expenses and other assets	(1,648,701)	(364,929)
Land and land development costs	147,360	(1,019,139)
Restricted cash	259,229	(85,318)
Income taxes payable	483,763	—
Accounts payable and accrued liabilities	414,244	796,176
Contract loss accruals	(2,482,494)	2,463,456
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,303,810)	1,150,121
Accrued remediation costs	(820,165)	7,713
Net cash provided by operating activities	5,567,807	7,843,644
Cash flows from investing activities
Proceeds from disposal of property and equipment	1,796,786	1,811,226
Proceeds from notes receivable	47,380	56,533
Purchases of property, buildings and equipment	(5,997,166)	(9,123,291)
Net cash paid for acquisition	—	(5,753,142)
Net cash used in investing activities	(4,153,000)	(13,008,674)
Cash flows from financing activities
Proceeds from notes payable	24,500,000	13,500,000
Repayments on notes payable	(21,056,805)	(16,718,961)
Installment loan repayments	(3,259,635)	(1,968,968)
Debt issuance costs	(46,308)	(39,431)
Net cash provided by (used in) financing activities	137,252	(5,227,360)
Net increase (decrease) in cash and cash equivalents	1,552,059	(10,392,390)
Cash and cash equivalents at beginning of year	9,822,179	20,214,569
Cash and cash equivalents at end of year	$11,374,238	$9,822,179
Supplemental disclosure of cash flow information
Interest paid	$652,419	$668,646
Income taxes paid, net	$88,258	$344,521
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$84,361	$143,403
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2013	27,813,772	$2,781,377	$18,481,683	$11,121,859	$(1,308,187)	$31,076,732
Net loss	—	—	—	(319,061)	—	(319,061)
Balance as of December 31, 2014	27,813,772	2,781,377	18,481,683	10,802,798	(1,308,187)	30,757,671
Net income	—	—	—	4,493,142	—	4,493,142
Balance as of December 31, 2015	27,813,772	$2,781,377	$18,481,683	$15,295,940	$(1,308,187)	$35,250,813
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014
Note 1 – Organization and Summary of Significant Accounting Policies
Overview
The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is the construction of electrical infrastructure for the utility industry and industrial customers. The principal market for the Company’s electrical construction operation is primarily in the Southeast and mid-Atlantic regions of the United States, including Texas.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2015 and 2014, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Electrical Construction Revenue
The Company accepts contracts on a fixed-price, unit-price and service agreement basis. Revenue from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the ratio of costs incurred to date, to the estimated total costs to be incurred for each contract. Revenue from unit-price contracts is recognized on either the percentage-of-completion method or a man-hour or man-hour plus equipment basis. Revenue from service agreements are recognized as services are performed. Revenue from service agreements are billed on either a man-hour or man-hour plus equipment basis. Terms of the Company’s service agreements may extend for periods beyond one year.
The Company’s contracts allow it to bill additional amounts for change orders and claims. The Company considers a claim to be for additional work performed outside the scope of the contract and contested by the customer. Historically, claims relating to electrical construction work have not been significant.

A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. It is the Company’s policy to include revenue from change orders in contract value only when they can be reliably estimated and realization is considered probable, in accordance with ASC Topic 605-35-25-30 and ASC Topic 605-35-25-31, Revenue Recognition for Construction Type Contracts.
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
Land and Land Development Costs
The costs of a land purchase and any development expenses up to the initial construction phase of any residential property development project are recorded under the asset “land and land development costs.” The asset “land and land development costs” relating to specific projects is recorded as a current asset when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is more than one year from the date of the consolidated financial statements.
In accordance with ASC Topics 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its land carrying value for either of the years ended December 31, 2015 or 2014.
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
Executive Long-term Incentive Plan
The Company has not issued shares pursuant to The Goldfield Corporation 2013 Long-term Incentive Plan (the “2013 Plan”) in either 2015 or 2014. Therefore, the Company has no compensation expense for shares pursuant to the 2013 Plan for either of the years ended December 31, 2015 or 2014.
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
Goodwill and Intangible Assets
Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relations and trademarks. All definite lived intangibles are amortized over their estimated useful lives. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2015, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.
Segment Reporting
The Company operates as a single reportable segment, electrical construction, under ASC Topic 280-10-50 Disclosures about Segments of an Enterprise and Related Information. The Company’s real estate activities have diminished to a point that it is no longer significant for reporting purposes and, accordingly, results of the ongoing real estate operations are included in the income statement under the caption “Other.” Certain corporate costs are not allocated to the electrical construction segment.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 which provides a one-year deferral of the revenue recognition standard’s effective date. Public business entities are required to apply the revenue recognition standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is permitted but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). The option to use either a retrospective or cumulative-effective transition method did not change. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15 requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 that intends to simplify the presentation of debt issuance costs. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. The Company has adopted both ASU 2015-03 and 2015-15. This new guidance was applied on a retrospective basis to December 31, 2014. The amended presentation of debt issuance costs resulted in a $28,000 reduction in each of prepaid expenses and current portion of notes payable and a $32,000 reduction in each of other non-current assets and non-current notes payable in the Consolidated Balance Sheet and Statement of Cash Flows for the period ended December 31, 2014. The adoption of ASU No. 2015-03 and 2015-15 did not have any other impact on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU No 2015-17 to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in the balance sheet. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the method of adoption and the impact that the adoption of ASU 2015-17 will have on its consolidated financial statements.
Note 2 – Costs and Estimated Earnings on Uncompleted Contracts
Long-term fixed-price electrical construction contracts in progress accounted for using the percentage-of-completion method as of December 31 for the years as indicated:

	2015	2014
Costs incurred on uncompleted contracts	$46,719,492	$50,510,735
Estimated earnings	18,910,883	10,054,556
	65,630,375	60,565,291
Less billings to date	55,572,337	55,565,982
Total	$10,058,038	$4,999,309
Included in the consolidated balance sheets under the following captions
Costs and estimated earnings in excess of billings on uncompleted contracts	$10,292,199	$6,537,280
Billings in excess of costs and estimated earnings on uncompleted contracts	(234,161)	(1,537,971)
Total	$10,058,038	$4,999,309
The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $1.6 million and $1.8 million as of December 31, 2015 and 2014, respectively, and are included in the accompanying consolidated balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 3 – Income Taxes
The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2015	2014
Current
Federal	$1,423,082	$217,785
State	422,147	79,848
	1,845,229	297,633
Deferred
Federal	1,348,420	264,759
State	184,556	91,050
	1,532,976	355,809
Total	$3,378,205	$653,442
The following table presents the total income tax provision for the years ended December 31 as indicated:

	2015	2014
Continuing operations	$3,378,205	$653,442
Discontinued operations	(200,759)	(267,736)
Total	$3,177,446	$385,706
The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31 as indicated:

	2015	2014
Deferred tax assets
Accrued vacation	$161,796	$138,650
Acquisition costs capitalized	104,961	113,035
Accrued remediation costs	91,522	400,150
Net operating loss carryforwards	—	248,459
Accrued payables	226,795	150,629
Alternative minimum tax credit carryforwards	—	24,369
Accrued workers’ compensation	182,258	278,943
Capitalized bidding costs	8,510	56,706
Inventory adjustments	159,324	67,260
Accrued lease expense	36,462	20,985
Accrued contract losses	24,581	958,743
Other	3,449	1,196
Total deferred tax assets	999,658	2,459,125
Deferred tax liabilities
Deferred gain on installment notes	(11,034)	(16,608)
Tax amortization in excess of financial statement amortization	(8,809)	(4,237)
Tax depreciation in excess of financial statement depreciation	(8,535,062)	(8,151,923)
Total deferred tax liabilities	(8,554,905)	(8,172,768)
Total net deferred tax liabilities	$(7,555,247)	$(5,713,643)
As of December 31, 2015, the current deferred tax assets decreased to $773,000 from $2.3 million as of December 31, 2014 primarily due to the decrease in accrued contract losses, federal net operating loss carryforward and accrued remediation. The non-current deferred tax liabilities increased to $8.3 million as of December 31, 2015 from $8.0 million as of December 31,

2014 mainly due to additional tax depreciation in excess of book depreciation. The Protecting Americans from Tax Hikes Act of 2015 allowed bonus depreciation for tax purposes for 2015 and extended bonus depreciation through 2019.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2015 is approximately $2.7 million.
The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on its income (loss) from continuing operations for the years ended December 31 as indicated:

	2015	2014
Federal statutory rate	34.0%	34.0%
State tax rate, net of federal tax	4.9	3.6
Non-deductible expenses	2.7	38.3
Prior year true-up to tax return	—	9.0
Other	(0.4)	(0.9)
Total	41.2%	84.0%
The Company has gross unrecognized tax benefits of $5,000 and $11,000 as of December 31, 2015 and December 31, 2014, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2015	2014
Balance as of January 1	$10,998	$10,946
Increase from current year tax positions	800	52
Decrease from settlements with taxing authority	(7,075)	—
Balance as of December 31	$4,723	$10,998
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During the years ended December 31, 2015 and 2014, the Company recognized $1,000 each year in interest and penalties. The Company had accrued as a current liability $7,000 and $9,000 for the future payment of interest and penalties as of December 31, 2015 and 2014, respectively.

Note 4 – Discontinued Operations
Commitments and Contingencies Related to Discontinued Operations
Through certain of our subsidiaries and predecessor companies, the Company was previously engaged in mining activities and ended the last of such activities in December 2002.
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
Based on the foregoing the Company has reasonably estimated the amounts related to this response action in accordance with ASC Topic 450-20, Loss Contingencies, and established a contingency provision within discontinued operations. As of December 31, 2015 and December 31, 2014, the balance of the estimated contingency provision accrued by the Company was $243,000 and $1.1 million, respectively, including an increase of $534,000 and $711,000 recognized in the years ended December 31, 2015 and 2014, respectively. These increases resulted mainly from changes in the scope of the project as required by the EPA. The remaining balance of the accrued remediation costs as of December 31, 2015, mainly represents estimated future charges for EPA response costs and monitoring of the Site. It is reasonably possible the total actual costs to be incurred at the Site in future periods may vary from this estimate.
The provision will be reviewed periodically based upon facts and circumstances available at the time. The costs provisioned for future expenditures related to this environmental obligation are not discounted to present value.
As of December 31, 2015 and December 31, 2014, respectively, discontinued operations had no liabilities other than the accrued remediation costs associated with the aforementioned EPA action.

	2015	2014
Accrued remediation costs current	$135,786	$1,048,380
Accrued remediation costs non-current	107,429	15,000
Total liabilities of discontinued operations	$243,215	$1,063,380
The following table presents our results of discontinued operations for the years ended December 31 as indicated:

	2015	2014
Provision for remediation costs	$(533,507)	$(711,496)

Loss from discontinued operations before income taxes	(533,507)	(711,496)
Income tax benefit	(200,759)	(267,736)
Loss from discontinued operations, net of tax	$(332,748)	$(443,760)
Our effective tax benefit rate related to discontinued operations for both years ended December 31, 2015 and 2014 was (37.6%). The effective tax benefit rate differs from the federal statutory rate of 34% for both years ended December 31, 2015 and 2014 due to state income taxes.

Note 5 – Property, Buildings and Equipment
The following table presents the balances of major classes of properties as of December 31 as indicated:

	Estimated useful lives in years	2015	2014
Land	—	$371,228	$371,228
Land improvements	7 - 39	405,195	261,420
Buildings and improvements	5 - 40	2,104,320	2,098,338
Leasehold improvements	7 - 15	252,646	252,646
Machinery and equipment	2 - 10	60,185,730	62,230,362
Construction in progress	—	5,966	13,510
Total		63,325,085	65,227,504
Less accumulated depreciation		28,653,138	28,224,661
Net properties, buildings and equipment		$34,671,947	$37,002,843
Management reviews the net carrying value of all properties, buildings and equipment on a regular basis to assess and determine whether trigger events of impairment exist and the need for possible impairments. As a result of such review, no impairment write-down was considered necessary for the years ended December 31, 2015 and 2014.
Note 6 – 401(k) Employee Benefits Plan
Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 100% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $248,000 and $224,000 for the years ended December 31, 2015 and 2014, respectively.

Note 7 – Notes Payable
The following table presents the balances of our notes payables as of December 31 as indicated:

	Lending Institution	Maturity Date	2015	2014	Interest Rates
					2015	2014
Working Capital Loan	Branch Banking and Trust Company	June 16, 2017	$1,500,000	$—	2.06%	2.19%
$6.94 Million Equipment Loan	Branch Banking and Trust Company	February 22, 2016	—	2,701,343	—	2.69%
$1.5 Million Equipment Loan	Branch Banking and Trust Company	October 17, 2016	—	727,000	—	2.69%
$4.25 Million Equipment Loan	Branch Banking and Trust Company	September 19, 2016	—	2,094,000	—	2.69%
$1.5 Million Equipment Loan (2013)	Branch Banking and Trust Company	April 22, 2017	—	1,000,000	—	2.67%
$5.0 Million Equipment Loan	Branch Banking and Trust Company	April 22, 2018	—	3,703,704	—	2.67%
$3.5 Million Acquisition Loan	Branch Banking and Trust Company	January 28, 2019	—	2,858,150	—	2.19%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	10,000,000	10,000,000	2.44%	2.19%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	13,027,392	—	2.13%	—
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	2,000,000	—	2.13%	—
$7.9 Million Installment Sale Contract	Caterpillar Financial Services Corporation	July 17, 2016	—	3,259,635	—	3.45%
Total notes payable			26,527,392	26,343,832
Less unamortized debt issuance costs			55,480	60,200
Total notes payable, net			26,471,912	26,283,632
Less current portion of notes payable, net			5,815,510	3,657,772
Notes payable net, less current portion			$20,656,402	$22,625,860
As of December 31, 2015, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).

As of December 31, 2015, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan.” As of December 31, 2015 and December 31, 2014, borrowings under the Working Capital Loan were $1.5 million and $0, respectively. As a credit guaranty to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. As of December 31, 2015 and December 31, 2014, the Company had $320,000 and $0, respectively, for this irrevocable letter of credit related to workers’ compensation.
As of December 31, 2015, the Debtors had loan agreements with the Bank for the $10.0 Million Equipment Loan, the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan. All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property of the Debtors.
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
On March 6, 2015, the Debtors and the Bank entered into the $10.0 Million Equipment Loan, the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan agreements. The Company used borrowings of $15.2 million from the $17.0 Million Equipment Loan to pay in full all of its outstanding equipment loans.
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
The schedule of payments of the notes payable as of December 31, 2015 is as follows:

2016	$5,838,429
2017	7,624,222
2018	6,124,222
2019	5,519,222
2020 and beyond	1,421,297
Total payments of debt	$26,527,392
Note 8 – Commitments and Contingencies
Operating Leases
The Company leases its principal office space under a seven-year operating lease. Within the provisions of the office lease, there are escalations in payments over the base lease term, as well as renewal periods and cancellation provisions. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. In addition, the Company leases other office spaces as principal offices for our subsidiaries PCA and C&C. The Company also leases office equipment under operating leases that expire over the next four years. The Company’s leases require payments of property taxes, insurance and maintenance costs in addition to the rent payments. Additionally, the Company leases several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement. Lastly, the Company has several lease agreements to lease certain equipment from time to time over a 60-month term. The leased equipment is used in our electrical construction operations. The Company recognizes rent expense on a straight-line basis over the expected lease term.

Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 are as follows:

2016	$4,390,230
2017	4,303,840
2018	4,212,026
2019	3,206,302
2020 and beyond	676,962
Total minimum operating lease payments	$16,789,360
Total rent expense for the operating leases were $3.9 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively.
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2015, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $44.5 million.
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
Multi-employer Pension Plans
The Company contributes to a multi-employer pension plan on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multi-employer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. For the years ended December 31, 2015 and 2014, the contributions to these plans were $211,000 and $123,000, respectively.
The Company’s participation in multi-employer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of the plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2015 and 2014 is for the plan’s year ended December 31, 2015, and 2014, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP” column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multi-employer plans or other significant events that would impact the comparability of contributions to the plans.

Information about the Plan is publicly available on Form 5500, Annual Return / Report of Employee Benefit Plan. The Plan year-end is December 31st and no single employer contributes 5% or more of total plan contributions.

		Certified Zone Status
Plan Name:	EIN Number	Plan Number	2015	2014	FIP Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
National Electrical Benefit Fund	53-0181657	001	Green	Green	Not applicable (green-zone plan)	Not applicable (green-zone plan)	August 31, 2017
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
As of December 31, 2015 and 2014, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2015 and 2014.
Note 10 – Common Stock Repurchase Plan
The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 17, 2015, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2016, a maximum of 1,154,940 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2015 and December 31, 2014. As of December 31, 2015, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share). The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock that it had purchased at a cost of $18,720.
Note 11 – Business Concentration
Credit Risks
Financial instruments, mainly within the electrical construction operations, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $17.3 million and $17.8 million as of December 31, 2015 and 2014, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts.
Customer Concentration
Revenue (in thousands of dollars) to customers exceeding 10% of the Company’s total revenue for the years ended December 31 as indicated are as follows:

	2015		2014
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Customer A	$22,518	19	$14,378	15
Customer B	16,093	13	12,849	13
Customer C	36,753	30	25,723	26

Revenue by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2015		2014
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Transmission & foundation	$115,769	96	$91,196	92
Fiber optics	2,016	2	1,694	2
Other	1,831	1	1,936	2
Total	119,617	99	94,827	96
All other	955	1	3,537	4
Total revenue	$120,571	100	$98,363	100
The total of the above categories may differ from the sum of the components due to rounding.
Note 12 – Restricted Cash
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

Note 13 – Acquisition of C and C Power Line, Inc.
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
The following table summarizes the purchase price allocation recognized as of December 31, 2014, and includes purchase price adjustments for the year ended December 31, 2014. There were no adjustments made during the year ended December 31, 2015 to the purchase price allocation:

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

Note 14 – Goodwill and Other Intangible Assets Associated with the Acquisition of C&C
In connection with the acquisition of C&C, as described in note 13, the Company acquired intangible assets with definite useful lives primarily consisting of trademarks and names, customer relationships and non-competition agreements and are amortized over periods from five to twenty years. The aggregate cash consideration paid, net of cash acquired of $1.4 million, was $5.8 million, of which $101,000 was allocated to goodwill, $1.0 million to acquired other intangible assets, $3.3 million to property and equipment, $2.6 million to net current assets and $1.3 million to net liabilities assumed. The Company performed an annual impairment assessment on its goodwill and intangible assets on December 31, 2015.  Based upon this analysis, the Company determined that there were no impairments.
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		December 31, 2015			December 31, 2014
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(85,334)	$554,666	$640,000	$(42,667)	$597,333
Customer relationships	20	350,000	(35,000)	315,000	350,000	(17,500)	332,500
Non-competition agreement	5	10,000	(6,000)	4,000	10,000	(2,000)	8,000
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(140,134)	$873,666	$1,013,800	$(75,967)	$937,833
Amortization of definite-lived intangible assets will be approximately $61,000 annually for fiscal 2016 through 2020.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, at the reasonable assurance level.
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our assessment, we believe that as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
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
Changes in internal control
No changes in our internal control over financial reporting occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information concerning the directors of the Company will be contained under the heading “Proposal 1. Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement, which information is incorporated herein by reference.
Our executive officers are as follows:

Name and Title	Year in which service began as officer	Age (1)
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	68
Stephen R. Wherry Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	57
John W. Davis III President, Power Corporation of America and Southeast Power Corporation	2013	42
___________________

(1)	As of February 29, 2016
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
Audit Committee
Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2016 Proxy Statement, which information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information concerning executive compensation and director compensation will be contained under “Executive Compensation” and “Director Compensation” in our 2016 Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning the security ownership of certain beneficial owners and management will be contained under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Proposal 1. Election of Directors” and “Director Compensation-Transactions with Related Parties” in our 2016 Proxy Statement, which information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2016 Proxy Statement, which information is incorporated herein by reference.
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

+10-2(a)
Form of Indemnification Agreement is hereby incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated December 5, 2014, heretofore filed with the Commission (file No. 1-7525).

+10-3
Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

+10-4
The Goldfield Corporation 2013 Long-Term Incentive Plan is hereby incorporated by reference to the Company’s 2013 Proxy Statement, heretofore filed with the Commission on April 29, 2013 (file No. 1-7525).

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

10-5(d)
Guaranty Agreement is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

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

10-5(m)
Addendum to Note Modification Agreement dated February 22, 2011 among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

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

10-5(u)
Loan Agreement, dated January 4, 2012, of The Goldfield Corporation relating to loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(v)
Modification of Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company, relating to loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(w)
Guaranty Agreement, dated January 4, 2012, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(x)
Modification of Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $3.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(y)
Renewal and Additional Advance Promissory Note dated April 17, 2012, between Southeast Power Corporation, Bayswater and Pineapple House Inc. and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(z)
Addendum To Renewal and Additional Advance Promissory Note, dated April 17, 2012, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(aa)
Loan Agreement, dated April 17, 2012, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(bb)
Modification of Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(cc)
Guaranty Agreement, dated April 17, 2012, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(dd)
Modification of Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(ee)
Letter from Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(ff)
Addendum to Loan Agreement, dated July 16, 2012, between Branch Banking and Trust Company and The Goldfield Corporation relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(gg)
Addendum to Loan Agreement, dated September 17, 2012, between Branch Banking and Trust Company and The Goldfield Corporation relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(hh)
Renewal Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(ii)
Addendum To Renewal and Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(jj)
Loan Agreement, dated January 15, 2013, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(kk)
Guaranty Agreement, dated January 15, 2013, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(ll)
Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(mm)
Addendum to Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(nn)
Security Agreement, dated December 16, 2013, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(oo)
Guaranty Agreement, dated December 16, 2013, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation, Power Corporation of America and Branch Banking and Trust Company relating to loans of up to $15.0 million, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(pp)
Modification Promissory Note, dated September 4, 2015, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 8, 2015, heretofore filed with the Commission (file No. 1-7525).

10-5(qq)
Addendum to Modification Promissory Note, dated September 4, 2015, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 8, 2015, heretofore filed with the Commission (file No. 1-7525).

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

10-6(n)
Addendum To Loan Agreement, dated April 17, 2012, of Southeast Power Corporation relating to loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(o)
Letter from Branch Banking and Trust Company relating to loans to Southeast Power Corporation of up to $6.94 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(p)
Addendum To Loan Agreement, dated July 16, 2012, of Southeast Power Corporation relating to loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

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

10-8
Promissory Note of Southeast Power Corporation, dated April 17, 2012, relating to Loans of up to $1.5 Million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(a)
Addendum to Promissory Note dated April 17, 2012 among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(b)
Loan Agreement, dated April 17, 2012, among Southeast Power Corporation, The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-10 of the Company’s Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(c)
Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-11 of the Company’s Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(d)
Guaranty Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million, is hereby incorporated by reference to Exhibit 10-12 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(e)
Letter from Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $1.5 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(f)
Addendum To Loan Agreement, dated July 16, 2012, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(g)
Addendum To Loan Agreement, dated September 17, 2012, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(h)
Addendum To Loan Agreement, dated January 15, 2013, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore are filed with the Commission (file No. 1-7525).

10-9
Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation relating to sales contract for specific equipment totaling $7.9 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-9(a)
Amendment to Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-9(b)
Guaranty Agreement to Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10
Promissory Note of Southeast Power Corporation, dated September 17, 2012, relating to Loans of up to $4.25 Million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(a)
Addendum to Promissory Note dated September 17, 2012 among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(b)
Loan Agreement, dated September 17, 2012, among Southeast Power Corporation, The Goldfield Corporation, Bayswater Development Corporation, and Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(c)
Security Agreement, dated September 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(d)
Guaranty Agreement, dated September 17, 2012, between The Goldfield Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $4.25 million, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-10(e)
Addendum To Loan Agreement, dated January 15, 2013, of Southeast Power Corporation relating to loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore are filed with the Commission (file No. 1-7525).

10-11
Promissory Note of Southeast Power Corporation, dated April 22, 2013, relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-11(a)
Addendum to Promissory Note, dated April 22, 2013, among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-11(b)
Security Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-11(c)
Guaranty Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated April 22, 2013 heretofore filed with the Commission (file No. 1-7525).

10-12
Promissory Note of Southeast Power Corporation, dated April 22, 2013, relating to Loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-12(a)
Addendum to Promissory Note, dated April 22, 2013, among Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-12(b)
Security Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-12(c)
Guaranty Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated April 22, 2013 heretofore filed with the Commission (file No. 1-7525).

10-13
Master Loan Agreement, dated January 31, 2014, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc., Power Corporation of America and C and C Power Line Inc., and Branch Banking and Trust Company relating to all prior and new loans with Branch Banking and Trust Company as listed in Exhibit "A" of the loan document is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated January 31, 2014 heretofore filed with the Commission (file No. 1-7525).

10-14
Promissory Note of The Goldfield Corporation, dated January 31, 2014, relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-14(a)
Addendum to Promissory Note, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-14(b)
Security Agreement, dated January 31, 2014, among The Goldfield Corporation, Power Corporation of America, Bayswater Development Corporation and Pineapple House of Brevard, C and C Power Line, Inc., and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-14(c)
Guaranty Agreement, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-15
Promissory Note of The Goldfield Corporation, dated January 31, 2014, relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-15(a)
Addendum to Promissory Note, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-15(b)
Security Agreement, dated January 31, 2014, among The Goldfield Corporation, Power Corporation of America, Bayswater Development Corporation and Pineapple House of Brevard, C and C Power Line, Inc., and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

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

10-16(b)
The Second Amendment to the Lease Agreement signed July 29, 2013, effective November 1, 2013 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, heretofore filed with the Commission (file No. 1-7525).

10-17
Master Lease Agreement dated March 31, 2014, among Power Corporation of America and Terex Master Trust relating to (4) 60 month lease schedules for specific use of equipment totaling $6.4 million in the aggregate over the 60-month term is hereby incorporated by reference to Item 2.03 of the Company’s Current Report on Form 8-K dated April 3, 2014, heretofore filed with the Commission (file No. 1-7525).

10-18
Master Loan Agreement, dated March 6, 2015, among The Goldfield Corporation, Power Corporation of America, Southeast Power Corporation, C and C Power Line Inc., Bayswater Development Corporation, Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to all prior and new loans with Branch Banking and Trust Company as listed in Exhibit "A" of the loan document is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-19
Promissory Note of The Goldfield Corporation, dated March 6, 2015, relating to Loans of up to $17.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-19(a)
Addendum to Promissory Note dated March 6, 2015 among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $17.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-19(b)
Security Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $17.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-19(c)
Guaranty Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $17.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-20
Promissory Note of The Goldfield Corporation, dated March 6, 2015, relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-20(a)
Addendum to Promissory Note dated March 6, 2015 among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-20(b)
Security Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $2.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-20(c)
Guaranty Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $2.0 million is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

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
(John H. Sottile)

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 16, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2016.

Signature	Title

/s/ JOHN H. SOTTILE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
(John H. Sottile)

/s/ STEPHEN R. WHERRY	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
(Stephen R. Wherry)

*	Director
(David P. Bicks)

*	Director
(Harvey C. Eads, Jr.)

*	Director
(John P. Fazzini)

*	Director
(Danforth E. Leitner)

*By:	/s/ JOHN H. SOTTILE
John H. Sottile
Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Description of Exhibit
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

+10-2(a)
Form of Indemnification Agreement is hereby incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated December 5, 2014, heretofore filed with the Commission (file No. 1-7525).

+10-3
Performance-Based Bonus Plan effective January 1, 2002 is hereby incorporated by reference to Exhibit 10-4 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, heretofore filed with the Commission (file No. 1-7525).

+10-4
The Goldfield Corporation 2013 Long-Term Incentive Plan is hereby incorporated by reference to the Company’s 2013 Proxy Statement, heretofore filed with the Commission on April 29, 2013 (file No. 1-7525).

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

Exhibit	Description of Exhibit
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

10-5(d)
Guaranty Agreement is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission on March 20, 2006 (file No. 1-7525).

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

10-5(m)
Addendum to Note Modification Agreement dated February 22, 2011 among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated February 22, 2011, heretofore filed with the Commission (file No. 1-7525).

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

Exhibit	Description of Exhibit
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

10-5(u)
Loan Agreement, dated January 4, 2012, of The Goldfield Corporation relating to loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(v)
Modification of Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company, relating to loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(w)
Guaranty Agreement, dated January 4, 2012, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $3.0 million, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(x)
Modification of Security Agreement, dated January 4, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $3.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(y)
Renewal and Additional Advance Promissory Note dated April 17, 2012, between Southeast Power Corporation, Bayswater and Pineapple House Inc. and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(z)
Addendum To Renewal and Additional Advance Promissory Note, dated April 17, 2012, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(aa)
Loan Agreement, dated April 17, 2012, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(bb)
Modification of Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(cc)
Guaranty Agreement, dated April 17, 2012, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(dd)
Modification of Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

Exhibit	Description of Exhibit
10-5(ee)
Letter from Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $5.0 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(ff)
Addendum to Loan Agreement, dated July 16, 2012, between Branch Banking and Trust Company and The Goldfield Corporation relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(gg)
Addendum to Loan Agreement, dated September 17, 2012, between Branch Banking and Trust Company and The Goldfield Corporation relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(hh)
Renewal Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(ii)
Addendum To Renewal and Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(jj)
Loan Agreement, dated January 15, 2013, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(kk)
Guaranty Agreement, dated January 15, 2013, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(ll)
Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(mm)
Addendum to Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(nn)
Security Agreement, dated December 16, 2013, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(oo)
Guaranty Agreement, dated December 16, 2013, between Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation, Power Corporation of America and Branch Banking and Trust Company relating to loans of up to $15.0 million, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(pp)
Modification Promissory Note, dated September 4, 2015, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 8, 2015, heretofore filed with the Commission (file No. 1-7525).

10-5(qq)
Addendum to Modification Promissory Note, dated September 4, 2015, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 8, 2015, heretofore filed with the Commission (file No. 1-7525).

10-6
Loan Agreement, dated July 13, 2006, among The Goldfield Corporation, Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 13, 2006, heretofore filed with the Commission (file No. 1-7525).

Exhibit	Description of Exhibit
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

10-6(n)
Addendum To Loan Agreement, dated April 17, 2012, of Southeast Power Corporation relating to loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(o)
Letter from Branch Banking and Trust Company relating to loans to Southeast Power Corporation of up to $6.94 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-6(p)
Addendum To Loan Agreement, dated July 16, 2012, of Southeast Power Corporation relating to loans of up to $6.94 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

Exhibit	Description of Exhibit
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

10-8
Promissory Note of Southeast Power Corporation, dated April 17, 2012, relating to Loans of up to $1.5 Million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(a)
Addendum to Promissory Note dated April 17, 2012 among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(b)
Loan Agreement, dated April 17, 2012, among Southeast Power Corporation, The Goldfield Corporation, Pineapple House of Brevard, Inc. and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-10 of the Company’s Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(c)
Security Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-11 of the Company’s Current Report on Form 8-K dated April 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-8(d)
Guaranty Agreement, dated April 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million, is hereby incorporated by reference to Exhibit 10-12 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(e)
Letter from Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $1.5 million to Waive Outside Debt Limitation of $500,000, dated July 16, 2012, for Loan Installment Agreement is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(f)
Addendum To Loan Agreement, dated July 16, 2012, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated July 16, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(g)
Addendum To Loan Agreement, dated September 17, 2012, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-8(h)
Addendum To Loan Agreement, dated January 15, 2013, of Southeast Power Corporation relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore are filed with the Commission (file No. 1-7525).

10-9
Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation relating to sales contract for specific equipment totaling $7.9 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-9(a)
Amendment to Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-9(b)
Guaranty Agreement to Financial Equipment Loan Installment Sale Contract, dated July 16, 2012, among The Goldfield Corporation and Southeast Power Corporation, and Ring Power Corporation is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated July 16, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10
Promissory Note of Southeast Power Corporation, dated September 17, 2012, relating to Loans of up to $4.25 Million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

Exhibit	Description of Exhibit
10-10(a)
Addendum to Promissory Note dated September 17, 2012 among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(b)
Loan Agreement, dated September 17, 2012, among Southeast Power Corporation, The Goldfield Corporation, Bayswater Development Corporation, and Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(c)
Security Agreement, dated September 17, 2012, between Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated September 17, 2012, heretofore filed with the Commission (file No. 1-7525).

10-10(d)
Guaranty Agreement, dated September 17, 2012, between The Goldfield Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation and Branch Banking and Trust Company relating to loans of up to $4.25 million, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-10(e)
Addendum To Loan Agreement, dated January 15, 2013, of Southeast Power Corporation relating to loans of up to $4.25 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore are filed with the Commission (file No. 1-7525).

10-11
Promissory Note of Southeast Power Corporation, dated April 22, 2013, relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-11(a)
Addendum to Promissory Note, dated April 22, 2013, among Southeast Power Corporation, and Branch Banking and Trust Company relating to Loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-11(b)
Security Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-11(c)
Guaranty Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $1.5 million, is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated April 22, 2013 heretofore filed with the Commission (file No. 1-7525).

10-12
Promissory Note of Southeast Power Corporation, dated April 22, 2013, relating to Loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-12(a)
Addendum to Promissory Note, dated April 22, 2013, among Southeast Power Corporation and Branch Banking and Trust Company relating to Loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-12(b)
Security Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated April 22, 2013, heretofore filed with the Commission (file No. 1-7525).

10-12(c)
Guaranty Agreement, dated April 22, 2013, between Southeast Power Corporation and Branch Banking and Trust Company relating to loans of up to $5.0 million, is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated April 22, 2013 heretofore filed with the Commission (file No. 1-7525).

10-13
Master Loan Agreement, dated January 31, 2014, among The Goldfield Corporation, Southeast Power Corporation, Bayswater Development Corporation, Pineapple House of Brevard, Inc., Power Corporation of America and C and C Power Line Inc., and Branch Banking and Trust Company relating to all prior and new loans with Branch Banking and Trust Company as listed in Exhibit "A" of the loan document is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated January 31, 2014 heretofore filed with the Commission (file No. 1-7525).

Exhibit	Description of Exhibit
10-14
Promissory Note of The Goldfield Corporation, dated January 31, 2014, relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-14(a)
Addendum to Promissory Note, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-14(b)
Security Agreement, dated January 31, 2014, among The Goldfield Corporation, Power Corporation of America, Bayswater Development Corporation and Pineapple House of Brevard, C and C Power Line, Inc., and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-14(c)
Guaranty Agreement, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-15
Promissory Note of The Goldfield Corporation, dated January 31, 2014, relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-15(a)
Addendum to Promissory Note, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-15(b)
Security Agreement, dated January 31, 2014, among The Goldfield Corporation, Power Corporation of America, Bayswater Development Corporation and Pineapple House of Brevard, C and C Power Line, Inc., and Branch Banking and Trust Company relating to Loans of up to $3.5 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

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

10-16(b)
The Second Amendment to the Lease Agreement signed July 29, 2013, effective November 1, 2013 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, heretofore filed with the Commission (file No. 1-7525).

10-17
Master Lease Agreement dated March 31, 2014, among Power Corporation of America and Terex Master Trust relating to (4) 60 month lease schedules for specific use of equipment totaling $6.4 million in the aggregate over the 60-month term is hereby incorporated by reference to Item 2.03 of the Company’s Current Report on Form 8-K dated April 3, 2014, heretofore filed with the Commission (file No. 1-7525).

10-18
Master Loan Agreement, dated March 6, 2015, among The Goldfield Corporation, Power Corporation of America, Southeast Power Corporation, C and C Power Line Inc., Bayswater Development Corporation, Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to all prior and new loans with Branch Banking and Trust Company as listed in Exhibit "A" of the loan document is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-19
Promissory Note of The Goldfield Corporation, dated March 6, 2015, relating to Loans of up to $17.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

Exhibit	Description of Exhibit
10-19(a)
Addendum to Promissory Note dated March 6, 2015 among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $17.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-19(b)
Security Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $17.0 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-19(c)
Guaranty Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $17.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-20
Promissory Note of The Goldfield Corporation, dated March 6, 2015, relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-20(a)
Addendum to Promissory Note dated March 6, 2015 among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-20(b)
Security Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $2.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-20(c)
Guaranty Agreement, dated March 6, 2015, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $2.0 million is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

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