Form 10-Q
period 2016-03-31
GOLDFIELD CORP
filed 2016-05-06
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of May 4, 2016 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$6,951,177	$11,374,238
Accounts receivable and accrued billings	18,975,274	17,250,067
Costs and estimated earnings in excess of billings on uncompleted contracts	17,471,792	10,292,199
Current portion of notes receivable	38,757	47,851
Prepaid expenses	1,636,907	1,210,780
Deferred income taxes	—	773,245
Other current assets	1,008,289	1,286,229
Total current assets	46,082,196	42,234,609

Property, buildings and equipment, at cost, net of accumulated depreciation of $29,946,437 in 2016 and $28,653,138 in 2015	33,609,908	34,671,947
Deferred charges and other assets
Land and land development costs	2,487,806	2,417,089
Cash surrender value of life insurance	549,804	549,600
Restricted cash	307,130	307,092
Notes receivable, less current portion	—	8,197
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $155,509 in 2016 and $140,134 in 2015	858,291	873,666
Other assets	59,712	—
Total deferred charges and other assets	4,364,150	4,257,051
Total assets	$84,056,254	$81,163,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,183,221	$10,002,231
Contract loss accruals	79,318	65,322
Billings in excess of costs and estimated earnings on uncompleted contracts	14,838	234,161
Current portion of notes payable, net	6,102,405	5,815,510
Income taxes payable	2,145,084	483,763
Accrued remediation costs	179,986	135,786
Total current liabilities	17,704,852	16,736,773
Deferred income taxes	7,526,412	8,328,492
Accrued remediation costs, less current portion	103,824	107,429
Notes payable, less current portion, net	19,130,332	20,656,402
Other accrued liabilities	79,850	83,698
Total liabilities	44,545,270	45,912,794
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	19,556,111	15,295,940
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	39,510,984	35,250,813
Total liabilities and stockholders’ equity	$84,056,254	$81,163,607
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenue
Electrical construction	$34,841,504	$30,400,162
Other	917,480	146,645
Total revenue	35,758,984	30,546,807
Costs and expenses
Electrical construction	25,156,975	29,233,723
Other	657,329	127,734
Selling, general and administrative	1,430,414	1,001,710
Depreciation and amortization	1,537,974	1,613,845
Loss on sale of property and equipment	19,437	5,627
Total costs and expenses	28,802,129	31,982,639
Total operating income (loss)	6,956,855	(1,435,832)
Other income (expense), net
Interest income	6,820	5,865
Interest expense	(159,548)	(170,053)
Other income, net	15,378	15,376
Total other expense, net	(137,350)	(148,812)
Income (loss) from continuing operations before income taxes	6,819,505	(1,584,644)
Income tax provision	2,519,489	(738,309)
Income (loss) from continuing operations	4,300,016	(846,335)
Loss from discontinued operations, net of income tax benefit of $23,884 in 2016	(39,845)	—
Net income (loss)	$4,260,171	$(846,335)
Net income (loss) per share of common stock — basic and diluted
Continuing operations	$0.17	$(0.03)
Discontinued operations	—	—
Net income (loss)	$0.17	$(0.03)
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$4,260,171	$(846,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,537,974	1,613,845
Amortization of debt issuance costs	6,087	10,290
Deferred income taxes	(28,835)	61,542
Loss on sale of property and equipment	19,437	5,627
Other (gains) losses	(204)	236
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(1,725,207)	(714,132)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,179,593)	(1,086,713)
Income taxes receivable	—	(807,057)
Prepaid expenses and other assets	(207,937)	(1,001,473)
Land and land development costs	(70,717)	419,178
Income taxes payable	1,661,321	—
Accounts payable and accrued liabilities	(805,083)	123,827
Contract loss accruals	13,996	(205,444)
Billings in excess of costs and estimated earnings on uncompleted contracts	(219,323)	(780,685)
Accrued remediation costs	40,595	(31,994)
Net cash used in operating activities	(2,697,318)	(3,239,288)
Cash flows from investing activities
Proceeds from disposal of property and equipment	31,731	18,715
Proceeds from notes receivable	17,291	7,629
Purchases of property, buildings and equipment	(529,503)	(1,617,139)
Net cash used in investing activities	(480,481)	(1,590,795)
Cash flows from financing activities
Proceeds from notes payable	750,000	18,000,000
Repayments on notes payable	(1,995,262)	(14,084,197)
Installment loan repayments	—	(3,259,635)
Net cash (used in) provided by financing activities	(1,245,262)	656,168
Net decrease in cash and cash equivalents	(4,423,061)	(4,173,915)
Cash and cash equivalents at beginning of period	11,374,238	9,822,179
Cash and cash equivalents at end of period	$6,951,177	$5,648,264
Supplemental disclosure of cash flow information
Interest paid	$129,311	$149,547
Income taxes paid, net	$863,119	$7,206
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$66,586	$160,218
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies
Overview
The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is the construction of electrical infrastructure for the utility industry and industrial customers. The principal market for the Company’s electrical construction operation is primarily in the Southeast and mid-Atlantic regions of the United States and in Texas.
Basis of Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2015, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2016 and December 31, 2015, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Goodwill and Intangible Assets
Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2015, the Company assessed the recoverability of its long-lived assets and goodwill, and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.
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
Reclassifications
Certain amounts previously reflected in the prior year statement of cash flows have been reclassified to conform to the Company’s 2016 presentation. The reclassifications had no effect on the previously reported total cash flows from operating activities.
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
In April 2015, the FASB issued ASU 2015-03 that intends to simplify the presentation of debt issuance costs. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. The Company has adopted both ASU 2015-03 and 2015-15. This new guidance was applied on a retrospective basis. The amended presentation of debt issuance costs resulted in a $10,290 reduction in the line item “prepaid expenses and other assets” on the Statement of Cash Flows for the period ended March 31, 2015. This reduction represents the total amortization of debt issuance costs for the three months ended March 31, 2015. The adoption of ASU No. 2015-03 and 2015-15 did not have any other impact on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU No 2015-17 to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in the balance sheet. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has adopted ASU 2015-17 prospectively as of January 1, 2016 and there were no adjustments made to prior periods as a result of the adoption.
In February 2016, the FASB issued ASU 2016-02, to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company is currently assessing the effect that adoption will have on its consolidated financial statements.
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rates from continuing operations for the three months ended March 31, 2016 and 2015:

	2016	2015
Income tax provision	$2,519,489	$(738,309)
Effective income tax rate	36.9%	(46.6)%
The Company’s expected tax rate for the year ending December 31, 2016, which was calculated based on the estimated annual operating results for the year, is 36.9%. The expected tax rate differs from the federal statutory rate of 35% mainly due to state income taxes and non-deductible expenses.
The Company’s effective tax rate for the three months ended March 31, 2016 was 36.9% and reflects the annual expected tax rate for 2016. The effective tax rate for the three months ended March 31, 2015 was (46.6)% and differs from the federal statutory rate of 34% mainly due to non-deductible expenses and to a lesser extent state income taxes.
As of March 31, 2016, the current deferred tax assets decreased to $0 from $773,000 as of December 31, 2015, due to early adoption of ASU No 2015-17. The non-current deferred tax liabilities decreased to $7.5 million as of March 31, 2016 from $8.3 million as of December 31, 2015, mainly due to the early adoption of ASU No 2015-17.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2016 is approximately $2.4 million.
The Company has gross unrecognized tax benefits of $5,000 as of both March 31, 2016 and December 31, 2015. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 3 – Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision within discontinued operations, which was $284,000 and $243,000, as of March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016, the Company increased the provision by $64,000 ($39,845, net of tax benefit of $24,000). This increase is related to costs incurred to remedy a small aspect of previously completed work. The remaining balance of the accrued remediation costs as of March 31, 2016, mainly represents estimated future charges for EPA response costs and monitoring of the property. The total costs to be incurred in future periods may vary from this estimate.
The provision will be reviewed periodically based upon facts and circumstances available at the time.
Note 4 – Notes Payable
The following table presents the balances of notes payable as of the dates indicated:

	Lending Institution	Maturity Date	March 31, 2016	December 31, 2015	Interest Rates
					March 31, 2016	December 31, 2015
Working Capital Loan	Branch Banking and Trust Company	June 16, 2017	$1,500,000	$1,500,000	2.25%	2.06%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	9,629,630	10,000,000	2.44%	2.44%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	12,152,500	13,027,392	2.25%	2.13%
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	2,000,000	2,000,000	2.25%	2.13%
Total notes payable			25,282,130	26,527,392
Less unamortized debt issuance costs			49,393	55,480
Total notes payable, net			25,232,737	26,471,912
Less current portion of notes payable, net			6,102,405	5,815,510
Notes payable net, less current portion			$19,130,332	$20,656,402
As of March 31, 2016, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
As of March 31, 2016, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan.” As of both March 31, 2016 and December 31, 2015, borrowings under the Working Capital Loan were $1.5 million. As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $420,000 and $320,000, as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016, the Debtors had loan agreements with the Bank for the $10.0 Million Equipment Loan, the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan. All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property of the Debtors.

The $10.0 Million Equipment Loan bears interest at a rate per annum equal to one month LIBOR (as defined in the ancillary loan documents) plus 2.00%, which is adjusted monthly and subject to a maximum interest rate of 24.00%.
The Working Capital Loan, the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan bear interest at a rate per annum equal to one month LIBOR (as defined in the documentation related to each loan) plus 1.80%, which will be adjusted monthly and subject to a maximum rate of 24.00%.
Subsequently, on April 5, 2016, the Company made borrowings of $3.2 million on the Working Capital Loan, reducing its available balance to $9.9 million.
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
Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2016, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $40.9 million.
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
As of March 31, 2016 and 2015, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three months ended March 31, 2016 and 2015.
Note 7 – Customer Concentration
For the three months ended March 31, 2016 and 2015, the three largest customers accounted for 51% and 62%, respectively, of the Company’s total revenue.
Note 8 – Restricted Cash
Restricted cash, reported under “Deferred charges and other assets” on the Company’s balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s workers’ compensation insurance policies.

Note 9 – Goodwill and Other Intangible Assets
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		March 31, 2016			December 31, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(96,001)	$543,999	$640,000	$(85,334)	$554,666
Customer relationships	20	350,000	(39,375)	310,625	350,000	(35,000)	315,000
Non-competition agreement	5	10,000	(6,333)	3,667	10,000	(6,000)	4,000
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(155,509)	$858,291	$1,013,800	$(140,134)	$873,666
Amortization of definite-lived intangible assets will be approximately $60,900 annually for 2016 through 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed-price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.
You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
We are a provider of electrical construction services, primarily in the Southeast and mid-Atlantic regions of the United States and in Texas. For the three months ended March 31, 2016, our total consolidated revenue grew 17.1% to $35.8 million from $30.5 million in the same period in 2015.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the three months ended March 31, 2016 and the year ended December 31, 2015, three of our customers accounted for approximately 51% and 62% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses were $79,000 and $65,000 as of March 31, 2016 and December 31, 2015, respectively. The accrued contract losses for both March 31, 2016 and December 31, 2015 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable and estimable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, we recently completed remediation activities at a mining site which we sold over 50 years ago. We had a balance of accrued remediation costs, related mainly to Environmental Protection Agency response costs and monitoring of the site, as of March 31, 2016 and December 31, 2015, of $284,000 and $243,000, respectively. We anticipate that this accrual will be adequate to cover the full remediation costs. However, the accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount.
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
As of March 31, 2016, our deferred tax assets were largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, accrued remediation costs, inventory adjustments and capitalized acquisition costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2016 is approximately $2.4 million.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015
The table below presents our operating income (loss) from continuing operations for the three months ended March 31, 2016 and 2015:

	2016	2015
Revenue
Electrical construction	$34,841,504	$30,400,162
Other	917,480	146,645
Total revenue	35,758,984	30,546,807
Costs and expenses
Electrical construction	25,156,975	29,233,723
Other	657,329	127,734
Selling, general and administrative	1,430,414	1,001,710
Depreciation and amortization	1,537,974	1,613,845
Loss on sale of property and equipment	19,437	5,627
Total costs and expenses	28,802,129	31,982,639
Total operating income (loss)	$6,956,855	$(1,435,832)
Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended March 31, 2016, increased 17.1% to $35.8 million, from $30.5 million in 2015. Electrical construction operations revenue increased $4.4 million (14.6%) to $34.8 million, from $30.4 million in 2015, due primarily to growth in our electrical construction operations under both master service agreements (“MSAs”) and non-MSA electrical construction projects.
Revenue from real estate development is included under the caption “Other” and was $917,000 and $147,000 for the three months ended March 31, 2016 and 2015, respectively, representing approximately 3% and less than 1%, respectively, of our total revenue for such periods. This increase was due to higher sales of residential properties. Our current real estate development activity involves the construction of single and multi-family residential projects in Brevard County, Florida.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of March 31, 2016 and 2015 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $73.2 million (59.0%) of our total estimated MSA backlog as of March 31, 2016.

	Backlog as of		Backlog as of
	March 31, 2016		March 31, 2015
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts	$36,598,864	$36,598,864	$31,682,878	$39,884,523
Estimated MSAs	31,102,848	124,074,850	45,160,653	209,728,753
Total	$67,701,712	$160,673,714	$76,843,531	$249,613,276

Our total backlog as of March 31, 2016, was $160.7 million, compared to $249.6 million as of March 31, 2015. Of the $160.7 million backlog as of March 31, 2016, $36.6 million (22.8%) is believed to be firm under project-specific fixed-price and maintenance contracts. The project-specific backlog expected to be realized within twelve months grew 15.5% to $36.6 million, from $31.7 million from the same date last year. Total project-specific backlog as of March 31, 2016, decreased $3.3 million (8.2%) from $39.9 million to $36.6 million. The balance of the backlog represents the estimated value of future services under our existing MSAs. Of our total backlog as of March 31, 2016, we expect approximately $67.7 million (42.1%) to be completed over the next twelve-months.
The decline in our total backlog resulted primarily from performance of work completed under the existing MSA agreements, which are not yet eligible for renewal. This decrease has been partially offset by increases in non-MSA work. As of March 31, 2016, our total firm non-MSA contracts increased to $29.1 million, or 79.5% of total project-specific firm contracts, from $20.4 million or 51.1% as of March 31, 2015, an increase of $8.7 million.
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
As of March 31, 2016 and 2015, MSAs accounted for approximately 77.2% and 84.0% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
Operating Results
Total operating income increased to $7.0 million for the three months ended March 31, 2016, from an operating loss of $1.4 million in 2015. Electrical construction operations operating income (a non-GAAP financial measure) increased to $8.0 million for the three months ended March 31, 2016, from an operating loss of $512,000 in 2015. This was mainly due to improved operating margins attributable to the completion in the second quarter of 2015 of certain unprofitable projects in Texas, increased revenue and improved project operating efficiencies. The results for the first quarter 2015 included $3.9 million of losses recognized on the Texas projects.
Electrical construction operations operating margins (loss) (a non-GAAP financial measure) increased to 23.1% for the three months ended March 31, 2016, from a negative 1.7% in 2015, mainly due to completion of the aforementioned Texas projects, increases in revenue and improved operating efficiencies.
Electrical construction operations operating income (loss) (a non-GAAP financial measure) is defined as total operating income (loss) adjusted for non-electrical construction activity within total operating income including: other operations gross margins (loss) and non-electrical construction selling, general and administrative, depreciation and amortization, and gain or loss on sale of property and equipment. Electrical construction operations operating income (loss) does not purport to be an alternative to the Company’s total operating income (loss) as a measure of operations. Because not all companies use identical calculations, this presentation of electrical construction operations operating income may not be comparable to other similarly-titled measures of other companies. We believe investors benefit from the presentation of electrical construction operations operating income in evaluating our operating performance because it provides our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations and is useful in comparing our operating results with those of our competitors.
The table below provides a reconciliation of (i) our total operating income (loss) to our electrical construction operations operating income (loss) (a non-GAAP financial measure) and (ii) our operating margins (loss) to our electrical construction operations operating margins (loss) (a non-GAAP financial measure) for the three months ended March 31, 2016 and 2015:

Electrical Construction Operations Operating Income (Loss)	2016	2015
Total operating income (loss) (GAAP as reported)	$6,956,855	$(1,435,832)
Total operating income (loss) (GAAP as reported) as a percentage of total revenue ($35,758,984 and $30,546,807 for the three months ended March 31, 2016 and 2015, respectively)	19.5%	(4.7)%
Other operations gross (loss)	(260,151)	(18,911)
Non-electrical construction selling, general and administrative	1,316,997	912,240
Non-electrical construction depreciation and amortization	30,362	30,489
Electrical construction operations operating income (loss)	$8,044,063	$(512,014)
Electrical construction operations operating income (loss) as a percentage of electrical construction revenue ($34,841,504 and $30,400,162 for the three months ended March 31, 2016 and 2015, respectively)	23.1%	(1.7)%
The table below provides a reconciliation of our net income (loss) to EBITDA (a non-GAAP financial measure) for the three months ended March 31, 2016 and 2015:

EBITDA	2016	2015
Net income (loss) (GAAP as reported)	$4,260,171	$(846,335)
Interest expense	159,548	170,053
Provision for income taxes, net	2,495,605	(738,309)
Depreciation and amortization (1)	1,537,974	1,613,845
EBITDA	$8,453,298	$199,254
___________
(1) Depreciation and amortization includes depreciation on property, plant and equipment and amortization of finite-lived intangible assets.
EBITDA, a non-GAAP performance measure used by management, is defined as net income (loss) plus: interest income and expense, provision (benefit) for income taxes and depreciation and amortization, as shown in the table below. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income (loss) as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.
Using EBITDA as a performance measure has material limitations as compared to net income (loss), or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money in order to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income (loss). When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA and net income (loss) in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using both EBITDA and net income (loss) to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.
Costs and Expenses
Total costs and expenses decreased by $3.2 million to $28.8 million for the three months ended March 31, 2016, from $32.0 million in the same period in 2015. Electrical construction operations costs and expenses decreased by $4.1 million to $25.2 million for the three months ended March 31, 2016, from $29.2 million in 2015. This decrease was primarily attributable to completion of the Texas projects in the second quarter of 2015 and improved operating efficiencies in the current period.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2016 and 2015:

	2016	2015
Electrical construction operations	$113,417	$89,470
Other	182,229	118,763
Corporate	1,134,768	793,477
Total	$1,430,414	$1,001,710
SG&A expenses increased 42.8% to $1.4 million for the three months ended March 31, 2016, from $1.0 million for the three months ended March 31, 2015. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, mainly compensation and increases in other professional services, during the three months ended March 31, 2016, when compared to the same period in 2015, mainly attributable to the Company’s growth. As a percentage of revenue, SG&A expenses increased to 4.0% for 2016, from 3.3% in 2015, due primarily to the aforementioned increase in SG&A expenses during the current period.
The following table sets forth depreciation and amortization expense for the three months ended March 31, 2016 and 2015:

	2016	2015
Electrical construction operations	$1,507,612	$1,583,356
Other	3,586	2,928
Corporate	26,776	27,561
Total	$1,537,974	$1,613,845
Depreciation and amortization expense, which includes $15,000 of amortization expense for acquired intangibles, remained mainly flat at $1.5 million for the three months ended March 31, 2016, compared to $1.6 million for the three months ended March 31, 2015, as a result of lower capital expenditures.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31, 2016 and 2015:

	2016	2015
Income tax provision	$2,519,489	$(738,309)
Effective income tax rate	36.9%	(46.6)%
Our expected tax rate for the year ending December 31, 2016, which was calculated based on the estimated annual operating results for the year, is 36.9%. Our expected tax rate differs from the federal statutory rate of 35% mainly due to state income taxes and non-deductible expenses.
Our effective tax rate for the three months ended March 31, 2016 was 36.9% and reflects the annual expected tax rate for 2016. The effective tax rate for the three months ended March 31, 2015 was (46.6)% and differs from the federal statutory rate of 34% mainly due to non-deductible expenses and to a lesser extent state income taxes.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of March 31, 2016, we had cash and cash equivalents of $7.0 million and working capital of $28.4 million, as compared to cash and cash equivalents of $11.4 million, and working capital of $25.5 million as of March 31, 2015.
In addition to cash flow from operations, we have a $15.0 million revolving line of credit, of which $13.1 million was available for borrowing as of March 31, 2016. Subsequently, on April 5, 2016, we borrowed $3.2 million of the Working Capital Loan, reducing its available balance to $9.9 million. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the three months ended March 31, 2016 and 2015:

	2016	2015
Net cash used in operating activities	$(2,697,318)	$(3,239,288)
Net cash used in investing activities	(480,481)	(1,590,795)
Net cash (used in) provided by financing activities	(1,245,262)	656,168
Net decrease in cash and cash equivalents	$(4,423,061)	$(4,173,915)
Operating Activities
Cash flows from operating activities are comprised of net income (loss), adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash used in our operating activities totaled $(2.7) million for the three months ended March 31, 2016, compared to cash used in operating activities of $(3.2) million for the same period in 2015. The increase in cash flows from operating activities was approximately $542,000, and was primarily due to the changes reflected in our net income, offset by the changes in our “costs and estimated earnings in excess of billings on uncompleted contracts.” For the three months ended March 31, 2016, the change in net income was $4.3 million compared to $(846,000) for the three months ended March 31, 2015, due to the aforementioned increase in revenue and operating income. The changes in costs and estimated earnings in excess of billings, which were $(7.2) million for the three months ended March 31, 2016, compared to $(1.1) million for the three months ended March 31, 2015, were mainly due to the increase in the balance of large projects that, as of March 31, 2016, had not achieved billing milestones consistent with the contract terms when compared to the same quarterly period in 2015. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended March 31, 2016 and 2015, our DSO for accounts receivable were 49 and 54, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 46 and 23, respectively. The decrease in our DSO for accounts receivable and accrued billings for the quarter ended March 31, 2016, when compared to the same quarterly period in 2015 was mainly due to the decrease in the balances of several large customers and the aforementioned increase in revenue mainly attributable to the increase in electrical construction operations revenue. The increase in our DSO for costs and estimated earnings in excess of billings was mainly due to the increase in the balance of costs and estimated earnings in excess of billings of large projects that, as of March 31, 2016, had not achieved billing milestones consistent with the contract terms when compared to the same quarterly period in 2015. As of May 5, 2016, we have received approximately 83.4% of our March 31, 2016 outstanding trade accounts receivable and have billed 66.3% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments increased to $863,000 for the three months ended March 31, 2016 from $7,000 for the three months ended March 31, 2015. Taxes paid for the three months ended March 31, 2016 included $467,000 for the 2015 income tax liability and the remaining $396,000 for the estimated 2016 income tax liability. Taxes paid for the three months ended March 31, 2015 were for the estimated 2014 income tax liability.

Investing Activities
Cash used in investing activities for the three months ended March 31, 2016, was $480,000, compared to cash used in investing activities of $1.6 million for 2015. The decrease in cash used in our investing activities for the three months ended March 31, 2016, when compared to 2015, is primarily attributable to capital expenditures of $530,000. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2016 is expected to total approximately $2.9 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2016, was $1.2 million, compared to cash provided by financing activities of $656,000 for the same period in 2015. Our financing activities for the current period consisted of repayments of $875,000 on our $17.0 Million Equipment Loan and repayments of $370,000 on our $10.0 Million Equipment Loan (as such loans are defined in note 4 to the consolidated financial statements). Our financing activities for the three months ended March 31, 2015 consisted mainly of net repayments on our electrical construction equipment loans totaling $10.2 million, repayments on our $3.5 Million Acquisition Loan of $2.9 million, installment loan repayments of $3.3 million, and repayments on our Working Capital Loan of $1.0 million. These repayments were offset by net borrowings on our $17.0 Million Equipment Loan totaling $17.0 million, as well as borrowings on our Working Capital Loan of $1.0 million (as such loans are defined in note 4 to the consolidated financial statements).
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of March 31, 2016.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Quarter End:	Covenant	March 31, 2016
Tangible net worth minimum	$20,000,000	$38,551,286
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	1.16 : 1.00
Covenants Measured at Year End:
Fixed charge coverage ratio must equal or exceed	1.3 : 1.0	2.23 : 1:00
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

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of March 31, 2016, at the reasonable assurance level.
Changes in internal control
Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
The Company is not currently involved in any material legal proceedings, having recently completed the Environmental Protection Agency remediation matter described in note 3 to the consolidated financial statements in this Form 10-Q.
Item 1A.    Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, that was last amended by the Board of Directors on September 17, 2015. This plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2016, a maximum of 1,154,940 shares. No shares have been purchased since 2006. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
On March 10, 2016, the Company amended and restated The Goldfield Corporation Performance-Based Bonus Plan by adopting The Goldfield Corporation Amended and Restated Performance-Based Bonus Plan effective January 1, 2016 (the “2016 Plan”). While the effectiveness of the 2016 Plan is not conditioned on stockholder approval, the Company will submit the 2016 Plan for stockholder approval to satisfy the requirements of Section 162(m) of the United States Internal Revenue Code of 1986 at the annual meeting of stockholders on June 2, 2016. The 2016 Plan is filed as Exhibit 10-1 to this Current Report on Form 10-Q and Exhibit A of the Company’s proxy statement on Schedule 14A dated April 27, 2016.

Item 6.	Exhibits.

10-1
Amended and Restated Performance-Based Bonus Plan (incorporated by reference to Exhibit A of the Company’s proxy statement on Schedule 14A dated April 27, 2016 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

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

Dated: May 6, 2016		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10-1
Amended and Restated Performance-Based Bonus Plan (incorporated by reference to Exhibit A of the Company’s proxy statement on Schedule 14A dated April 27, 2016 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

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