Form 10-Q
period 2016-06-30
GOLDFIELD CORP
filed 2016-08-04
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of August 2, 2016 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$15,007,342	$11,374,238
Accounts receivable and accrued billings	22,768,205	17,250,067
Costs and estimated earnings in excess of billings on uncompleted contracts	9,560,907	10,292,199
Current portion of notes receivable	—	47,851
Residential properties under construction	2,750,810	145,450
Prepaid expenses	1,375,947	1,210,780
Deferred income taxes	—	773,245
Other current assets	446,229	1,140,779
Total current assets	51,909,440	42,234,609

Property, buildings and equipment, at cost, net of accumulated depreciation of $31,158,226 in 2016 and $28,653,138 in 2015	32,842,930	34,671,947
Deferred charges and other assets
Land and land development costs	2,602,809	2,417,089
Cash surrender value of life insurance	550,153	549,600
Restricted cash	307,169	307,092
Notes receivable, less current portion	—	8,197
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $170,884 in 2016 and $140,134 in 2015	842,916	873,666
Other assets	59,712	—
Total deferred charges and other assets	4,464,166	4,257,051
Total assets	$89,216,536	$81,163,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,246,035	$10,002,231
Contract loss accruals	65,405	65,322
Billings in excess of costs and estimated earnings on uncompleted contracts	1,686,344	234,161
Current portion of notes payable, net	6,100,314	5,815,510
Income taxes payable	106,954	483,763
Accrued remediation costs	263,171	135,786
Total current liabilities	17,468,223	16,736,773
Deferred income taxes	7,415,308	8,328,492
Accrued remediation costs, less current portion	95,420	107,429
Notes payable, less current portion, net	20,803,906	20,656,402
Other accrued liabilities	76,613	83,698
Total liabilities	45,859,470	45,912,794
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	23,402,193	15,295,940
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	43,357,066	35,250,813
Total liabilities and stockholders’ equity	$89,216,536	$81,163,607
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Electrical construction	$30,890,691	$33,296,684	$65,732,195	$63,696,846
Other	1,365,782	157,221	2,283,261	303,867
Total revenue	32,256,473	33,453,905	68,015,456	64,000,713
Costs and expenses
Electrical construction	21,777,492	27,222,221	46,934,467	56,455,944
Other	977,578	143,143	1,634,908	270,878
Selling, general and administrative	1,644,005	1,477,422	3,074,417	2,479,131
Depreciation and amortization	1,543,869	1,658,424	3,081,843	3,272,269
(Gain) loss on sale of property and equipment	(1,294)	11,564	18,143	17,192
Total costs and expenses	25,941,650	30,512,774	54,743,778	62,495,414
Total operating income	6,314,823	2,941,131	13,271,678	1,505,299
Other income (expense), net
Interest income	8,539	4,120	15,360	9,985
Interest expense	(151,742)	(163,775)	(311,291)	(333,828)
Other income, net	14,082	17,461	29,460	32,837
Total other expense, net	(129,121)	(142,194)	(266,471)	(291,006)
Income from continuing operations before income taxes	6,185,702	2,798,937	13,005,207	1,214,293
Income tax provision	2,271,458	1,285,701	4,790,947	547,392
Income from continuing operations	3,914,244	1,513,236	8,214,260	666,901
Loss from discontinued operations, net of income tax benefit of $42,193, $66,077, respectively in 2016 and $154,855 in 2015	(68,162)	(201,037)	(108,007)	(201,037)
Net income	$3,846,082	$1,312,199	$8,106,253	$465,864
Net income (loss) per share of common stock — basic and diluted
Continuing operations	$0.15	$0.06	$0.32	$0.03
Discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.15	$0.05	$0.32	$0.02
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$8,106,253	$465,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,081,843	3,272,269
Amortization of debt issuance costs	11,976	31,039
Deferred income taxes	(139,939)	1,227,831
Loss on sale of property and equipment	18,143	17,192
Other gains	(553)	(1,428)
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(5,518,138)	3,805,365
Costs and estimated earnings in excess of billings on uncompleted contracts	731,292	(8,962,124)
Residential properties under construction	(2,605,360)	(673,817)
Income taxes receivable	—	(867,450)
Prepaid expenses and other assets	469,594	(392,418)
Land and land development costs	(185,720)	408,411
Income taxes payable	(376,809)	—
Accounts payable and accrued liabilities	(806,649)	873,049
Contract loss accruals	83	(2,365,244)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,452,183	(1,176,696)
Accrued remediation costs	115,376	(248,267)
Net cash provided by (used in) operating activities	4,353,575	(4,586,424)
Cash flows from investing activities
Proceeds from disposal of property and equipment	33,025	673,840
Proceeds from notes receivable	56,048	20,665
Purchases of property, buildings and equipment	(1,229,876)	(3,913,287)
Net cash used in investing activities	(1,140,803)	(3,218,782)
Cash flows from financing activities
Proceeds from notes payable	3,950,000	23,500,000
Repayments on notes payable	(3,526,318)	(14,934,697)
Installment loan repayments	—	(3,259,635)
Debt issuance costs	(3,350)	(42,655)
Net cash provided by financing activities	420,332	5,263,013
Net increase (decrease) in cash and cash equivalents	3,633,104	(2,542,193)
Cash and cash equivalents at beginning of period	11,374,238	9,822,179
Cash and cash equivalents at end of period	$15,007,342	$7,279,986
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$277,801	$299,424
Income taxes paid, net	$5,241,619	$32,156
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$127,729	$220,448
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2016 and December 31, 2015, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable and accrued billings, restricted cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, accounts payable, notes payable, and other current liabilities.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company’s long-term notes payable are estimated by management to approximate carrying value since the interest rates prescribed by Branch Banking and Trust

Company (the “Bank”) are variable market interest rates and are adjusted periodically. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier.
Land and Land Development Costs and Residential Properties Under Construction
The costs of a land purchase and any development expenses up to the initial construction phase of any residential property development project are recorded under the asset “land and land development costs.” Once construction commences, both the land development costs and construction costs are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is, one year or more from the date of the consolidated financial statements.
In accordance with ASC Topics 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its land carrying value for the year ended December 31, 2015 or the six months ended June 30, 2016.
Goodwill and Intangible Assets
Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2015, the Company assessed the recoverability of its long-lived assets and goodwill, and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets.
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
Reclassifications
Certain amounts previously reflected on the prior year balance sheet and in the prior year statement of cash flows have been reclassified to conform to the Company’s 2016 presentation. The reclassifications had no effect on the previously reported total of current assets or cash flows from operating activities.
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

In May 2016, the FASB issued ASU 2016-12, which improves guidance on assessing collectibility, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. This update is effective concurrently with ASU 2014-09 and is also being evaluated by the Company.
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
In April 2015, the FASB issued ASU 2015-03 that intends to simplify the presentation of debt issuance costs. The new standard will more closely align the presentation of debt issuance costs under U.S. generally accepted accounting principles with the presentation under comparable IFRS standards. Debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The cost of issuing debt will no longer be recorded as a separate asset, except when incurred before receipt of the funding from the associated debt liability. Under current U.S. generally accepted accounting principles, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. The costs will continue to be amortized to interest expense using the effective interest method. Subsequent to the issuance of ASU 2015-03 the Securities and Exchange Commission staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. The Company has adopted both ASU 2015-03 and 2015-15. This new guidance was applied on a retrospective basis. The amended presentation of debt issuance costs resulted in a $31,000 reduction in the line item “prepaid expenses and other assets” on the Statement of Cash Flows for the period ended June 30, 2015. This reduction represents the total amortization of debt issuance costs for the six months ended June 30, 2015. The adoption of ASU No. 2015-03 and 2015-15 did not have any other impact on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU No 2015-17 to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current on the balance sheet. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has adopted ASU 2015-17 prospectively as of January 1, 2016 and there were no adjustments made to prior periods as a result of the adoption.
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
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rates from continuing operations for the three and six month periods ended June 30 as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax provision	$2,271,458	$1,285,701	$4,790,947	$547,392
Effective income tax rate	36.7%	45.9%	36.8%	45.1%
The Company’s expected tax rate for the year ending December 31, 2016, which was calculated based on the estimated annual operating results for the year, is 36.8%. The expected tax rate differs from the federal statutory rate of 35% mainly due to state income taxes.
The Company’s effective tax rate for the three and six months ended June 30, 2016 were 36.7% and 36.8%, respectively. The effective tax rate for the three months ended June 30, 2016 differs from the federal statutory rate of 35% mainly due to state income taxes. The effective tax rate for the six months ended June 30, 2015 was 45.1% and differs from the federal statutory rate of 34% mainly due to non-deductible expenses and to a lesser extent state income taxes.

As of June 30, 2016, the current deferred tax assets decreased to $0 from $773,000 as of December 31, 2015, due to early adoption of ASU No 2015-17. The non-current deferred tax liabilities decreased to $7.4 million as of June 30, 2016 from $8.3 million as of December 31, 2015, mainly due to the early adoption of ASU No 2015-17.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2016 is approximately $2.5 million.
The Company has gross unrecognized tax benefits of $5,000 as of both June 30, 2016 and December 31, 2015. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2008 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 3 – Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $359,000 and $243,000, as of June 30, 2016 and December 31, 2015, respectively. During the six months ended June 30, 2016, the Company increased the provision by $174,000 ($108,000, net of tax benefit of $66,000). This increase is related to costs associated with continued remediation efforts. The remaining balance of the accrued remediation costs as of June 30, 2016, mainly represents estimated future charges for EPA response costs and monitoring of the property. The total costs to be incurred in future periods may vary from this estimate.
The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 4 – Notes Payable
The following table presents the balances of notes payable as of the dates indicated:

	Lending Institution	Maturity Date	June 30, 2016	December 31, 2015	Interest Rates
					June 30, 2016	December 31, 2015
Working Capital Loan	Branch Banking and Trust Company	June 16, 2018	$4,700,000	$1,500,000	2.31%	2.06%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	9,074,075	10,000,000	2.50%	2.44%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	11,302,000	13,027,392	2.31%	2.13%
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	1,874,999	2,000,000	2.31%	2.13%
Total notes payable			26,951,074	26,527,392
Less unamortized debt issuance costs			46,854	55,480
Total notes payable, net			26,904,220	26,471,912
Less current portion of notes payable, net			6,100,314	5,815,510
Notes payable net, less current portion			$20,803,906	$20,656,402
As of June 30, 2016, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
As of June 30, 2016, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan.” As of June 30, 2016 and December 31, 2015, borrowings under the Working Capital Loan were $4.7 million and $1.5 million, respectively. As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $420,000 and $320,000, as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016, the Debtors had loan agreements with the Bank for the $10.0 Million Equipment Loan, the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan. All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property of the Debtors.
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

Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2016, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $43.1 million.
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
As of June 30, 2016 and 2015, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and six month periods ended June 30, 2016 and 2015.
Note 7 – Customer Concentration
For the six months ended June 30, 2016 and 2015, the three largest customers accounted for 60% and 56%, respectively, of the Company’s total revenue. For the three months ended June 30, 2016 and 2015, the three largest customers accounted for 57% and 58%, respectively of the Company’s total revenue.
Note 8 – Restricted Cash
Restricted cash, reported under “Deferred charges and other assets” on the Company’s balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s workers’ compensation insurance policies.

Note 9 – Goodwill and Other Intangible Assets
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		June 30, 2016			December 31, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(106,668)	$533,332	$640,000	$(85,334)	$554,666
Customer relationships	20	350,000	(43,750)	306,250	350,000	(35,000)	315,000
Non-competition agreement	5	10,000	(6,666)	3,334	10,000	(6,000)	4,000
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(170,884)	$842,916	$1,013,800	$(140,134)	$873,666
Amortization of definite-lived intangible assets will be approximately $61,000 annually for 2016 through 2020.

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
Overview
We are a provider of electrical construction services, primarily in the Southeast and mid-Atlantic regions of the United States and in Texas. For the six months ended June 30, 2016, our total consolidated revenue grew 6.3% to $68.0 million from $64.0 million in the same period in 2015.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the six months ended June 30, 2016 and the year ended December 31, 2015, three of our customers accounted for approximately 60% and 62% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses were $65,000 as of both June 30, 2016 and December 31, 2015. The accrued contract losses for both June 30, 2016 and December 31, 2015 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable and estimable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, we recently completed remediation activities at a mining site which we sold over 50 years ago. We had a balance of accrued remediation costs, related mainly to Environmental Protection Agency response costs and monitoring of the site, as of June 30, 2016 and December 31, 2015, of $359,000 and $243,000, respectively. We anticipate that this accrual will be adequate to cover the full remediation costs. However, the accrual will be reviewed periodically based upon facts and circumstances available at the time, which could result, and most likely will result, in changes to this amount.
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
As of June 30, 2016, in accordance with ASU No 2015-17, our deferred tax assets and liabilities are netted and reported as a non-current deferred tax liability on our balance sheet. Our non-current deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by our deferred tax assets, largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, accrued remediation costs, inventory adjustments and capitalized acquisition costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.

Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2016 is approximately $2.5 million.
RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015
The table below presents our operating income from continuing operations for the six months ended June 30, 2016 and 2015:

	2016	2015
Revenue
Electrical construction	$65,732,195	$63,696,846
Other	2,283,261	303,867
Total revenue	68,015,456	64,000,713
Costs and expenses
Electrical construction	46,934,467	56,455,944
Other	1,634,908	270,878
Selling, general and administrative	3,074,417	2,479,131
Depreciation and amortization	3,081,843	3,272,269
Loss on sale of property and equipment	18,143	17,192
Total costs and expenses	54,743,778	62,495,414
Total operating income	$13,271,678	$1,505,299
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the six months ended June 30, 2016, increased 6.3% to $68.0 million, from $64.0 million in 2015. Electrical construction operations revenue increased $2.0 million (3.2%) to $65.7 million, from $63.7 million in 2015, due primarily to continued growth in our electrical construction operations under both master service agreements (“MSAs”) and non-MSA electrical construction projects.
Revenue from real estate development is included under the caption “Other” and was $2.3 million and $304,000 for the six months ended June 30, 2016 and 2015, respectively, representing approximately 3% and less than 1%, respectively, of our total revenue for such periods. This increase was due to increased sales of residential properties. Our current real estate development activity involves the construction of single and multi-family residential projects in Brevard County, Florida.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of June 30, 2016 and 2015 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $87.0 million (65.4%) of our total estimated MSA backlog as of June 30, 2016.

	Backlog as of		Backlog as of
	June 30, 2016		June 30, 2015
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts	$30,935,084	$30,935,084	$38,111,427	$48,303,162
Estimated MSAs	40,475,275	132,940,546	34,845,234	169,946,194
Total	$71,410,359	$163,875,630	$72,956,661	$218,249,356

Our total backlog as of June 30, 2016, was $163.9 million, compared to $218.2 million as of June 30, 2015. Of the $163.9 million backlog as of June 30, 2016, $30.9 million (18.9%) is believed to be firm under project-specific fixed-price and maintenance contracts. The project-specific backlog expected to be realized within twelve months decreased 18.8% to $30.9 million, from $38.1 million from the same date last year. Total project-specific backlog as of June 30, 2016, decreased $17.4 million (36.0%) from $48.3 million to $30.9 million. The balance of the backlog represents the estimated value of future services under our existing MSAs. Of our total backlog as of June 30, 2016, we expect approximately $71.4 million (43.6%) to be completed over the next twelve-months.
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
As of June 30, 2016 and 2015, MSAs accounted for approximately 81.1% and 77.9% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
Operating Results
Total operating income increased to $13.3 million for the six months ended June 30, 2016, from $1.5 million in 2015. Electrical construction operations operating income (a non-GAAP financial measure) increased to $15.3 million for the six months ended June 30, 2016, from $3.8 million in 2015. This was mainly due to improved operating margins attributable to the completion in the second quarter of 2015 of certain unprofitable projects in Texas, increased revenue and improved project operating efficiencies. The results for the six months ended June 30, 2015 included $5.1 million of losses recognized on certain Texas projects. As a result, electrical construction operations operating margins (a non-GAAP financial measure) increased to 23.3% for the six months ended June 30, 2016, from 6.0% in 2015.
Electrical construction operations operating income (a non-GAAP financial measure) is defined as total operating income adjusted for non-electrical construction activity within total operating income including: other operations gross margins (loss) and non-electrical construction selling, general and administrative, depreciation and amortization, and gain or loss on sale of property and equipment. Electrical construction operations operating income does not purport to be an alternative to the Company’s total operating income as a measure of operations. Because not all companies use identical calculations, this presentation of electrical construction operations operating income may not be comparable to other similarly-titled measures of other companies. We believe investors benefit from the presentation of electrical construction operations operating income in evaluating our operating performance because it provides our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations and is useful in comparing our operating results with those of our competitors.

The table below provides a reconciliation of (i) our total operating income to our electrical construction operations operating income (a non-GAAP financial measure) and (ii) our operating margins to our electrical construction operations operating margins (a non-GAAP financial measure) for the six months ended June 30, 2016 and 2015:

Electrical Construction Operations Operating Income	2016	2015
Total operating income (GAAP as reported)	$13,271,678	$1,505,299
Total operating income (GAAP as reported) as a percentage of total revenue ($68,015,456 and $64,000,713 for the six months ended June 30, 2016 and 2015, respectively)	19.5%	2.4%
Other operations gross margin	(648,353)	(32,989)
Non-electrical construction selling, general and administrative	2,607,301	2,264,484
Non-electrical construction depreciation and amortization	60,923	61,842
Electrical construction operations operating income	$15,291,549	$3,798,636
Electrical construction operations operating income as a percentage of electrical construction revenue ($65,732,195 and $63,696,846 for the six months ended June 30, 2016 and 2015, respectively)	23.3%	6.0%
The table below provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the six months ended June 30, 2016 and 2015:

EBITDA	2016	2015
Net income (GAAP as reported)	$8,106,253	$465,864
Interest expense	311,291	333,828
Provision for income taxes, net (1)	4,724,870	392,537
Depreciation and amortization (2)	3,081,843	3,272,269
EBITDA	$16,224,257	$4,464,498
___________
(1) Provision for income tax, net is equal to the total amount of tax provision, which includes the tax benefit for discontinued operations.
(2) Depreciation and amortization includes depreciation on property, plant and equipment and amortization of finite-lived intangible assets.

EBITDA, a non-GAAP performance measure used by management, is defined as net income plus: interest expense, provision (benefit) for income taxes and depreciation and amortization, as shown in the table above. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.
Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense; however, as we have borrowed money in order to finance transactions and operations, interest expense is an element of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA and net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis.

Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.
Costs and Expenses
Total costs and expenses decreased by $7.8 million to $54.7 million for the six months ended June 30, 2016, from $62.5 million in the same period in 2015. Electrical construction operations costs and expenses (excludes depreciation and amortization, selling, general and administrative expenses, and loss on sale of property and equipment) decreased by $9.5 million to $46.9 million for the six months ended June 30, 2016, from $56.5 million in 2015. This decrease was primarily attributable to completion of the Texas projects in the second quarter of 2015 and improved operating efficiencies in the current period.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2016 and 2015:

	2016	2015
Electrical construction operations	$467,116	$214,647
Other	408,509	226,080
Corporate	2,198,792	2,038,404
Total	$3,074,417	$2,479,131
SG&A expenses increased 24.0% to $3.1 million for the six months ended June 30, 2016, from $2.5 million for the six months ended June 30, 2015. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, mainly compensation, and increases in other professional services, attributable to the Company’s growth. Also contributing to the increase in SG&A is an increase in selling expenses associated with our other operations during the six months ended June 30, 2016, when compared to the same period in 2015. As a percentage of revenue, SG&A expenses increased to 4.5% for 2016, from 3.9% in 2015, due primarily to the aforementioned increase in SG&A expenses during the current period. For the six months ended June 30, 2016, electrical construction operations SG&A expenses includes amounts allocated from our Corporate SG&A expenses, mainly due to the Company’s growth.
The following table sets forth depreciation and amortization expense for the six months ended June 30, 2016 and 2015:

	2016	2015
Electrical construction operations	$3,020,920	$3,210,427
Other	6,608	5,855
Corporate	54,315	55,987
Total	$3,081,843	$3,272,269
Depreciation and amortization expense, which includes $31,000 of amortization expense for acquired intangibles, slightly decreased to $3.1 million for the six months ended June 30, 2016, from $3.3 million for the six months ended June 30, 2015, as a result of lower capital expenditures.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30, 2016 and 2015:

	2016	2015
Income tax provision	$4,790,947	$547,392
Effective income tax rate	36.8%	45.1%
Our expected tax rate for the year ending December 31, 2016, which was calculated based on the estimated annual operating results for the year, is 36.8%. Our expected tax rate differs from the federal statutory rate of 35% mainly due to state income taxes.
Our effective tax rate for the six months ended June 30, 2016 was 36.8% and reflects the annual expected tax rate for 2016. The effective tax rate for the six months ended June 30, 2015 was 45.1% and differs from the federal statutory rate of 34% mainly due to non-deductible expenses and to a lesser extent state income taxes.
Our effective tax rates for the six months ended June 30, 2016 and 2015 were 36.8% and 45.1%, respectively. The change in the effective tax rate is a result of increased tax deductions based on estimated results, and non-deductibles, which when applied to the larger amount of estimated income, creates a smaller percentage effect on the income tax rate when compared to the same period last year.

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015
The table below presents our operating income from continuing operations for the three months ended June 30, 2016 and 2015:

	2016	2015
Revenue
Electrical construction	$30,890,691	$33,296,684
Other	1,365,782	157,221
Total revenue	32,256,473	33,453,905
Costs and expenses
Electrical construction	21,777,492	27,222,221
Other	977,578	143,143
Selling, general and administrative	1,644,005	1,477,422
Depreciation and amortization	1,543,869	1,658,424
(Gain) loss on sale of property and equipment	(1,294)	11,564
Total costs and expenses	25,941,650	30,512,774
Total operating income	$6,314,823	$2,941,131
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended June 30, 2016, decreased (3.6)% to $32.3 million, from $33.5 million in 2015. Electrical construction operations revenue decreased $2.4 million (7.2)% to $30.9 million, from $33.3 million in 2015, due primarily from large MSA projects in Texas completed in the second quarter of 2015 not replaced thus far in 2016. This decrease was partially offset by increases in other non-MSA work.
Revenue from real estate development is included under the caption “Other” and was $1.4 million and $157,000 for the three months ended June 30, 2016 and 2015, respectively, representing approximately 4% and less than 1%, respectively, of our total revenue for such periods. This increase was due to higher sales of residential properties. Our current real estate development activity involves the construction of single and multi-family residential projects in Brevard County, Florida.
Operating Results
Total operating income increased to $6.3 million for the three months ended June 30, 2016, from $2.9 million in 2015. Electrical construction operations operating income (a non-GAAP financial measure) increased to $7.2 million for the three months ended June 30, 2016, from $4.3 million in 2015. This was mainly due to improved operating margins attributable to performance of work on larger non-MSA bid jobs and a lower volume of unprofitable Texas work. As a result, electrical construction operations operating margins (a non-GAAP financial measure) increased to 23.5% for the three months ended June 30, 2016, from 12.9% in 2015.
Electrical construction operations operating income (a non-GAAP financial measure) is defined as total operating income adjusted for non-electrical construction activity within total operating income including: other operations gross margins (loss) and non-electrical construction selling, general and administrative, depreciation and amortization, and gain or loss on sale of property and equipment. Electrical construction operations operating income does not purport to be an alternative to the Company’s total operating income as a measure of operations. Because not all companies use identical calculations, this presentation of electrical construction operations operating income may not be comparable to other similarly-titled measures of other companies. We believe investors benefit from the presentation of electrical construction operations operating income in evaluating our operating performance because it provides our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations and is useful in comparing our operating results with those of our competitors.

The table below provides a reconciliation of (i) our total operating income to our electrical construction operations operating income (a non-GAAP financial measure) and (ii) our operating margins to our electrical construction operations operating margins (a non-GAAP financial measure) for the three months ended June 30, 2016 and 2015:

Electrical Construction Operations Operating Income	2016	2015
Total operating income (GAAP as reported)	$6,314,823	$2,941,131
Total operating income (GAAP as reported) as a percentage of total revenue ($32,256,473 and $33,453,905 for the three months ended June 30, 2016 and 2015, respectively)	19.6%	8.8%
Other operations gross margin	(388,204)	(14,078)
Non-electrical construction selling, general and administrative	1,290,306	1,352,244
Non-electrical construction depreciation and amortization	30,561	31,354
Electrical construction operations operating income	$7,247,486	$4,310,651
Electrical construction operations operating income as a percentage of electrical construction revenue ($30,890,691 and $33,296,684 for the three months ended June 30, 2016 and 2015, respectively)	23.5%	12.9%
The table below provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended June 30, 2016 and 2015:

EBITDA	2016	2015
Net income (GAAP as reported)	$3,846,082	$1,312,199
Interest expense	151,742	163,775
Provision for income taxes, net (1)	2,229,265	1,130,846
Depreciation and amortization (2)	1,543,869	1,658,424
EBITDA	$7,770,958	$4,265,244
___________
(1) Provision for income tax, net is equal to the total amount of tax provision, which includes the tax benefit for discontinued operations.
(2) Depreciation and amortization includes depreciation on property, plant and equipment and amortization of finite-lived intangible assets.

EBITDA, a non-GAAP performance measure used by management, is defined as net income plus: interest expense, provision (benefit) for income taxes and depreciation and amortization, as shown in the table above. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.
Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense; however, as we have borrowed money in order to finance transactions and operations, interest expense is an element of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA and net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis.

Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.
Costs and Expenses
Total costs and expenses decreased by $4.6 million to $25.9 million for the three months ended June 30, 2016, from $30.5 million in the same period in 2015. Electrical construction operations costs and expenses (excludes depreciation and amortization, selling, general and administrative expenses, and loss on sale of property and equipment) decreased by $5.4 million to $21.8 million for the three months ended June 30, 2016, from $27.2 million in 2015. This decrease was primarily attributable to the aforementioned improvement in operating results.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2016 and 2015:

	2016	2015
Electrical construction operations	$353,699	$125,178
Other	226,281	107,317
Corporate	1,064,025	1,244,927
Total	$1,644,005	$1,477,422
SG&A expenses increased 11.3% to $1.6 million for the three months ended June 30, 2016, from $1.5 million for the three months ended June 30, 2015. The increase in SG&A expenses was mainly attributable to increases in selling expenses and salaries associated with our other operations during the three months ended June 30, 2016 when compared to the same period in 2015. As a percentage of revenue, SG&A expenses increased to 5.1% for 2016, from 4.4% in 2015, due primarily to the aforementioned increase in SG&A expenses during the current period. For the three months ended June 30, 2016, electrical construction operations SG&A expenses includes amounts allocated from our Corporate SG&A expenses, mainly due to the Company’s growth.
The following table sets forth depreciation and amortization expense for the three months ended June 30, 2016 and 2015:

	2016	2015
Electrical construction operations	$1,513,308	$1,627,070
Other	3,022	2,928
Corporate	27,539	28,426
Total	$1,543,869	$1,658,424
Depreciation and amortization expense, which includes $15,000 of amortization expense for acquired intangibles, decreased to $1.5 million for the three months ended June 30, 2016, from $1.7 million for the three months ended June 30, 2015, as a result of lower capital expenditures.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30, 2016 and 2015:

	2016	2015
Income tax provision	$2,271,458	$1,285,701
Effective income tax rate	36.7%	45.9%
Our expected tax rate for the year ending December 31, 2016, which was calculated based on the estimated annual operating results for the year, is 36.8%. Our expected tax rate differs from the federal statutory rate of 35% mainly due to state income taxes.
Our effective tax rate for the three months ended June 30, 2016 was 36.7%. The effective tax rate for the three months ended June 30, 2015 was 45.9% and differs from the federal statutory rate of 34% mainly due to non-deductible expenses and to a lesser extent state income taxes.
Our effective tax rates for the three months ended June 30, 2016 and 2015 were 36.7% and 45.9%, respectively. The change in the effective tax rate is a result of increased tax deductions based on estimated results, and non-deductibles, which when applied to the larger amount of estimated income, creates a smaller percentage effect on the income tax rate when compared to the same period last year.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of June 30, 2016, we had cash and cash equivalents of $15.0 million and working capital of $34.4 million, as compared to cash and cash equivalents of $11.4 million, and working capital of $25.5 million as of December 31, 2015.
In addition to cash flow from operations, we have a $15.0 million revolving line of credit, of which $9.9 million was available for borrowing as of June 30, 2016. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the six months ended June 30, 2016 and 2015:

	2016	2015
Net cash provided by (used in) operating activities	$4,353,575	$(4,586,424)
Net cash used in investing activities	(1,140,803)	(3,218,782)
Net cash provided by financing activities	420,332	5,263,013
Net increase (decrease) in cash and cash equivalents	$3,633,104	$(2,542,193)
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $4.4 million for the six months ended June 30, 2016, compared to cash used in operating activities of $(4.6) million for the same period in 2015. The increase in cash flows from operating activities was approximately $8.9 million, and was primarily due to the changes reflected in our net income. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended June 30, 2016 and 2015, our DSO for accounts receivable were 67 and 38, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 28 and 42, respectively. The increase in our DSO for accounts receivable and accrued billings and the corresponding decrease in our costs and estimated earnings in excess of billings for the quarter ended June 30, 2016, when compared to the same quarterly period in 2015 was mainly due to the timing of billings and their proximity to June 30, 2016. As of August 3, 2016, we have received approximately 71.4% of our June 30, 2016 outstanding trade accounts receivable and have billed 56.2% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments increased to $5.2 million for the six months ended June 30, 2016 from $32,000 for the six months ended June 30, 2015. Taxes paid for the six months ended June 30, 2016 included $500,000 for the 2015 income tax liability and the remaining $4.7 million for the estimated 2016 income tax liability. Taxes paid for the six months ended June 30, 2015 were for the estimated 2014 income tax liability.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2016, was $1.1 million, compared to cash used in investing activities of $3.2 million for 2015. The decrease in cash used in our investing activities for the six months ended June 30, 2016, when compared to 2015, is primarily attributable to capital expenditures of $1.2 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2016 is expected to total approximately $2.9 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2016, was $420,000, compared to cash provided by financing activities of $5.3 million for the same period in 2015. Our financing activities for the current period consisted of borrowings on our Working Capital Loan of $3.2 million offset by repayments of $1.7 million on our $17.0 Million Equipment Loan, repayments of $926,000 on our $10.0 Million Equipment Loan and repayments of $125,000 on our $2.0 Million Equipment Loan (as such loans are defined in note 4 to the consolidated financial statements). Our financing activities for the six months ended June 30, 2015 consisted mainly of net borrowings on our $17.0 Million Equipment Loan totaling $17.0 million, as well as borrowings on our Working Capital Loan of $4.5 million and borrowings on our $2.0 Million Equipment Loan of $2.0 million. These borrowings were offset by net repayments on our electrical construction equipment loans totaling $10.2 million, repayments on our $3.5 Million Acquisition Loan of $2.9 million, installment loan repayments of $3.3 million, repayments on our Working Capital Loan of $1.0 million, and repayments on our $17.0 Million Equipment Loan of $851,000 (as such loans are defined in note 4 to the consolidated financial statements).
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of June 30, 2016.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Quarter End:	Covenant	June 30, 2016
Tangible net worth minimum	$20,000,000	$42,412,743
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	1.08 : 1.00
Covenants Measured at Year End:
Fixed charge coverage ratio must equal or exceed	1.3 : 1.0	2.23 : 1:00
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

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of June 30, 2016, at the reasonable assurance level.
Changes in internal control
Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Effective January 1, 2016, the Company modified its compensation arrangement for non-employee members of the Board of Directors of the Company. Details of this modification are filed as Exhibit 10-1 to this Quarterly Report on Form 10-Q and disclosed under Proposal I. Election of Directors under the sub-title Director Compensation of the Company’s proxy statement on Schedule 14A dated April 27, 2016.

Item 6.	Exhibits.

10-1	Director Compensation effective January 1, 2016
10-2
Modification Promissory Note, dated June 15, 2016 (incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated June 15, 2016 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

10-3
Addendum to Modification Promissory Note, dated June 15, 2016 (incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated June 15, 2016 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

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

Dated: August 4, 2016		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10-1	Director Compensation effective January 1, 2016
10-2
Modification Promissory Note, dated June 15, 2016 (incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated June 15, 2016 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

10-3
Addendum to Modification Promissory Note, dated June 15, 2016 (incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated June 15, 2016 heretofore filed with the Securities and Exchange Commission (file no. 1-7525))

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