Form 10-Q
period 2016-09-30
GOLDFIELD CORP
filed 2016-11-04
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of November 1, 2016 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$16,815,987	$11,374,238
Accounts receivable and accrued billings	18,547,073	17,250,067
Costs and estimated earnings in excess of billings on uncompleted contracts	12,044,706	10,292,199
Income taxes receivable	639,379	—
Current portion of notes receivable	—	47,851
Residential properties under construction	2,768,374	145,450
Prepaid expenses	1,494,843	1,210,780
Deferred income taxes	—	773,245
Other current assets	509,394	1,140,779
Total current assets	52,819,756	42,234,609

Property, buildings and equipment, at cost, net of accumulated depreciation of $32,573,472 in 2016 and $28,653,138 in 2015	32,838,290	34,671,947
Deferred charges and other assets
Land and land development costs	2,484,885	2,417,089
Cash surrender value of life insurance	550,508	549,600
Restricted cash	173,023	307,092
Notes receivable, less current portion	—	8,197
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $186,259 in 2016 and $140,134 in 2015	827,541	873,666
Other assets	59,711	—
Total deferred charges and other assets	4,197,075	4,257,051
Total assets	$89,855,121	$81,163,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,712,672	$10,067,553
Billings in excess of costs and estimated earnings on uncompleted contracts	272,287	234,161
Current portion of notes payable, net	6,105,039	5,815,510
Income taxes payable	—	483,763
Accrued remediation costs	140,089	135,786
Total current liabilities	18,230,087	16,736,773
Deferred income taxes	7,547,460	8,328,492
Accrued remediation costs, less current portion	95,420	107,429
Notes payable, less current portion, net	18,254,279	20,656,402
Other accrued liabilities	66,923	83,698
Total liabilities	44,194,169	45,912,794
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	25,706,079	15,295,940
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	45,660,952	35,250,813
Total liabilities and stockholders’ equity	$89,855,121	$81,163,607
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Electrical construction	$29,653,625	$26,813,125	$95,385,820	$90,509,971
Other	1,000,538	249,236	3,283,799	553,102
Total revenue	30,654,163	27,062,361	98,669,619	91,063,073
Costs and expenses
Electrical construction	23,161,561	20,966,266	70,096,028	77,422,210
Other	663,320	231,163	2,298,227	502,040
Selling, general and administrative	1,532,689	1,072,870	4,607,106	3,552,001
Depreciation and amortization	1,590,233	1,677,097	4,672,078	4,949,367
Gain on sale of property and equipment	(19,056)	(84,179)	(914)	(66,988)
Total costs and expenses	26,928,747	23,863,217	81,672,525	86,358,630
Total operating income	3,725,416	3,199,144	16,997,094	4,704,443
Other income (expense), net
Interest income	10,009	4,918	25,369	14,903
Interest expense, net of amount capitalized	(146,022)	(175,651)	(457,313)	(509,478)
Other income, net	12,903	14,216	42,363	47,053
Total other expense, net	(123,110)	(156,517)	(389,581)	(447,522)
Income from continuing operations before income taxes	3,602,306	3,042,627	16,607,513	4,256,921
Income tax provision	1,298,420	1,199,211	6,089,367	1,746,602
Income from continuing operations	2,303,886	1,843,416	10,518,146	2,510,319
Loss from discontinued operations, net of income tax benefit of $0, $39,395, $66,077 and $194,249, respectively	—	(98,918)	(108,007)	(299,956)
Net income	$2,303,886	$1,744,498	$10,410,139	$2,210,363
Net income (loss) per share of common stock — basic and diluted
Continuing operations	$0.09	$0.07	$0.41	$0.10
Discontinued operations	—	—	—	(0.01)
Net income	$0.09	$0.07	$0.41	$0.09
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$10,410,139	$2,210,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	4,672,078	4,949,367
Amortization of debt issuance costs	17,498	47,964
Deferred income taxes	(7,787)	1,572,493
Gain on sale of property and equipment	(914)	(66,988)
Other gains	(908)	(2,550)
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(1,297,006)	(945,612)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,752,507)	(5,075,268)
Residential properties under construction	(2,622,924)	(1,097,094)
Income taxes receivable	(639,379)	(51,916)
Prepaid expenses and other assets	287,611	(98,811)
Land and land development costs	(67,796)	168,847
Restricted cash	134,069	259,273
Income taxes payable	(483,763)	—
Accounts payable and accrued liabilities	1,658,621	(2,339,469)
Billings in excess of costs and estimated earnings on uncompleted contracts	38,126	(1,508,685)
Accrued remediation costs	(7,706)	(834,489)
Net cash provided by (used in) operating activities	10,337,452	(2,812,575)
Cash flows from investing activities
Proceeds from disposal of property and equipment	91,571	814,293
Proceeds from notes receivable	56,048	26,313
Purchases of property, buildings and equipment	(2,913,230)	(5,617,232)
Net cash used in investing activities	(2,765,611)	(4,776,626)
Cash flows from financing activities
Proceeds from notes payable	3,950,000	24,500,000
Repayments on notes payable	(6,076,742)	(15,785,197)
Installment loan repayments	—	(3,259,635)
Debt issuance costs	(3,350)	(42,655)
Net cash (used in) provided by financing activities	(2,130,092)	5,412,513
Net increase (decrease) in cash and cash equivalents	5,441,749	(2,176,688)
Cash and cash equivalents at beginning of period	11,374,238	9,822,179
Cash and cash equivalents at end of period	$16,815,987	$7,645,491
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$419,330	$471,807
Income taxes paid, net	$7,154,219	$31,776
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$54,084	$67,332
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies
Overview
The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is the construction of electrical infrastructure for the utility industry and industrial customers. The principal market for the Company’s electrical construction operation is primarily in the Southeast and mid-Atlantic regions of the United States and Texas.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2016 and December 31, 2015, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
In accordance with ASC Topics 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its land or residential properties under construction carrying value for the year ended December 31, 2015 or the nine months ended September 30, 2016. On October 3, 2016, the Company purchased land with a purchase price of $2.4 million for a future real estate development project.
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
Reclassifications
Certain amounts previously reflected on the prior year balance sheet and in the prior year statement of cash flows have been reclassified to conform to the Company’s 2016 presentation. The prior year balance sheet included amounts under contract loss accruals now included under accounts payable and accrued liabilities, in addition the prior year balance sheet includes amounts under residential properties under construction previously included under other assets. The cash flows from operating activities include amounts within accounts payable and accrued liabilities which were previously reported under contract loss accruals. These reclassifications had no effect on the previously reported total of current assets, current liabilities or cash flows from operating activities.
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
In May 2016, the FASB issued ASU 2016-12, which improves guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. This update is effective concurrently with ASU 2014-09 and is also being evaluated by the Company.
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
In August 2016, the FASB issued ASU 2016-15, which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the effect that adoption will have on its consolidated financial statements.
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rates from continuing operations for the three and nine month periods ended September 30 as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax provision	$1,298,420	$1,199,211	$6,089,367	$1,746,602
Effective income tax rate	36.0%	39.4%	36.7%	41.0%

The Company’s expected tax rate for the year ending December 31, 2016, which was calculated based on the estimated annual operating results for the year, is 36.7%. The expected tax rate differs from the federal statutory rate of 35% due to state income taxes offset by permanent differences.
The Company’s effective tax rate for the three and nine months ended September 30, 2016 were 36.0% and 36.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2016 differs from the federal statutory rate of 35% due to state income taxes offset by permanent differences. The effective tax rate for the three and nine months ended September 30, 2015 were 39.4% and 41.0%, which differs from the federal statutory rate of 34% mainly due to non-deductible expenses and state income taxes.
Due to the early adoption of ASU No 2015-17, the current deferred tax assets decreased to $0 as of September 30, 2016, from $773,000 as of December 31, 2015 and the non-current deferred tax liabilities decreased to $7.5 million as of September 30, 2016 from $8.3 million as of December 31, 2015.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2016 is approximately $2.5 million.
The Company has gross unrecognized tax benefits of $5,000 as of both September 30, 2016 and December 31, 2015. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2013 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 3 – Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $236,000 and $243,000, as of September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, the Company increased the provision by $174,000 ($108,000, net of tax benefit of $66,000). This increase is related to costs associated with some corrective remediation efforts during the period. The remaining balance of the accrued remediation costs as of September 30, 2016, mainly represents estimated future charges for EPA response costs and monitoring of the property. The total costs to be incurred in future periods may vary from this estimate.
The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 4 – Notes Payable
The following table presents the balances of notes payable as of the dates indicated:

	Lending Institution	Maturity Date	September 30, 2016	December 31, 2015	Interest Rates
					September 30, 2016	December 31, 2015
Working Capital Loan	Branch Banking and Trust Company	June 16, 2018	$4,432,340	$1,500,000	2.38%	2.06%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	8,135,185	10,000,000	2.56%	2.44%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	10,451,500	13,027,392	2.38%	2.13%
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	1,381,625	2,000,000	2.38%	2.13%
Total notes payable			24,400,650	26,527,392
Less unamortized debt issuance costs			41,332	55,480
Total notes payable, net			24,359,318	26,471,912
Less current portion of notes payable, net			6,105,039	5,815,510
Notes payable net, less current portion			$18,254,279	$20,656,402
As of September 30, 2016, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
As of September 30, 2016, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $15.0 million, to be used as a “Working Capital Loan.” As of September 30, 2016 and December 31, 2015, borrowings under the Working Capital Loan were $4.4 million and $1.5 million, respectively. As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $420,000 and $320,000, as of September 30, 2016 and December 31, 2015, respectively.
On October 3, 2016, the Company made borrowings of $750,000 on the Working Capital Loan. In addition, on November 1, 2016, the Company and the Bank modified the Working Capital Loan agreement. This modification increased the amount of the Working Capital Loan from $15.0 million to $18.0 million and changed the due date from June 16, 2018 to November 28, 2019. This modification increases its available balance to $12.4 million, as of November 1, 2016.
As of September 30, 2016, the Debtors had loan agreements with the Bank for the $10.0 Million Equipment Loan, the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan. All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and hereafter acquired and wherever located personal property of the Debtors.
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
Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2016, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $46.0 million.
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
As of September 30, 2016 and 2015, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and nine month periods ended September 30, 2016 and 2015.
Note 7 – Customer Concentration
For the nine months ended September 30, 2016 and 2015, the three largest customers accounted for 59% and 57%, respectively, of the Company’s total revenue. For the three months ended September 30, 2016 and 2015, the three largest customers accounted for 57% and 77%, respectively of the Company’s total revenue.
Note 8 – Restricted Cash
Restricted cash, reported under “Deferred charges and other assets” on the Company’s balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s workers’ compensation insurance policies.

Note 9 – Goodwill and Other Intangible Assets
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		September 30, 2016			December 31, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(117,335)	$522,665	$640,000	$(85,334)	$554,666
Customer relationships	20	350,000	(48,125)	301,875	350,000	(35,000)	315,000
Non-competition agreement	5	10,000	(6,999)	3,001	10,000	(6,000)	4,000
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(186,259)	$827,541	$1,013,800	$(140,134)	$873,666
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
Overview
We are a provider of electrical construction services, primarily in the Southeast and mid-Atlantic regions of the United States and Texas. For the nine months ended September 30, 2016, our total consolidated revenue grew 8.4% to $98.7 million from $91.1 million in the same period in 2015.
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”), and C and C Power Line, Inc. (“C&C”), we are engaged in the construction of electrical infrastructure for the utility industry and industrial customers. Southeast Power performs electrical contracting services including the construction of transmission lines, concrete foundations, distribution systems and fiber optic splicing. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C, headquartered in Jacksonville, Florida, is a full service electrical contractor that provides similar services as Southeast Power with a unionized workforce. C&C has been involved in the electrical business primarily in Florida since 1989.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the nine months ended September 30, 2016 and the year ended December 31, 2015, three of our customers accounted for approximately 59% and 62% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.
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
Percentage of Completion
We recognize revenue from fixed-price contracts on a percentage-of-completion basis, using primarily the cost-to-cost method based on the percentage of total cost incurred to date, in proportion to total estimated cost to complete the contract. Total estimated cost, and thus contract income, is impacted by factors including, but not limited to: changes in productivity and scheduling, the cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, site conditions and scheduling that differ from those assumed in the original bid (to the extent contract remedies are unavailable), customer needs, customer delays in providing approvals and materials, the availability and skill level of workers in the geographic location of the project, a change in the availability and proximity of materials, and governmental regulation, may also affect the progress and estimated cost of a project’s completion and thus the timing of income and revenue recognition.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses were insignificant as of September 30, 2016 and $65,000 as of December 31, 2015. The accrued contract losses as of December 31, 2015 are mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable and estimable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, we completed remediation activities at a mining site which we sold over 50 years ago. We had a balance of accrued remediation costs, related mainly to Environmental Protection Agency response costs and monitoring of the site, as of September 30, 2016 and December 31, 2015, of $236,000 and $243,000, respectively. We anticipate that this accrual will be adequate to cover the full remediation costs. The accrual will be reviewed periodically based upon facts and circumstances available at the time.
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
As of September 30, 2016, in accordance with ASU No 2015-17, our deferred tax assets and liabilities are netted and reported as a non-current deferred tax liability on our balance sheet. Our non-current deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by our deferred tax assets, largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, accrued remediation costs, inventory adjustments and capitalized acquisition costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2016 is approximately $2.5 million.
RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015
The table below presents our operating income from continuing operations for the nine months ended September 30, 2016 and 2015:

	2016	2015
Revenue
Electrical construction	$95,385,820	$90,509,971
Other	3,283,799	553,102
Total revenue	98,669,619	91,063,073
Costs and expenses
Electrical construction	70,096,028	77,422,210
Other	2,298,227	502,040
Selling, general and administrative	4,607,106	3,552,001
Depreciation and amortization	4,672,078	4,949,367
Gain on sale of property and equipment	(914)	(66,988)
Total costs and expenses	81,672,525	86,358,630
Total operating income	$16,997,094	$4,704,443
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the nine months ended September 30, 2016, increased 8.4% to $98.7 million, from $91.1 million in 2015. Electrical construction operations revenue grew $4.9 million (5.4%) to $95.4 million, from $90.5 million in 2015, due primarily to significant growth in non-MSA electrical construction projects.
Revenue from real estate development is included under the caption “Other” and was $3.3 million and $553,000 for the nine months ended September 30, 2016 and 2015, respectively, representing approximately 3% and less than 1%, respectively, of our total revenue for such periods. This increase was due to increased sales of residential properties. Our current real estate development activity involves the construction of single and multi-family residential projects in Brevard County, Florida.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing master service agreements (“MSAs”).
The table below presents our total backlog as of September 30, 2016 and 2015 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have initial terms ranging from one year to four years and some provide for renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $107.4 million (77.9%) of our total estimated MSA backlog as of September 30, 2016.

	Backlog as of		Backlog as of
	September 30, 2016		September 30, 2015
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts	$32,449,751	$32,449,751	$48,792,425	$60,592,086
Estimated MSAs	43,474,491	137,841,991	39,704,268	153,916,666
Total	$75,924,242	$170,291,742	$88,496,693	$214,508,752

Our total backlog as of September 30, 2016, was $170.3 million, compared to $214.5 million as of September 30, 2015. Of the $170.3 million backlog as of September 30, 2016, $32.4 million (19.1%) is believed to be firm under project-specific fixed-

price and maintenance contracts. The project-specific backlog expected to be realized within twelve months decreased 33.5% to $32.4 million, from $48.8 million from the same date last year. Total project-specific backlog as of September 30, 2016, decreased $28.1 million (46.4%) from $60.6 million to $32.4 million. The balance of the backlog represents the estimated value of future services under our existing MSAs. Of our total backlog as of September 30, 2016, we expect approximately $75.9 million (44.6%) to be completed over the next twelve-months.
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
The estimated amount of backlog for work under MSAs is calculated by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Our estimated backlog also assumes exercise of existing customer renewal options. Certain MSAs are not exclusive to the Company and, therefore, the size and amount of projects we may be awarded cannot be determined with certainty. Accordingly, the amount of future revenue from MSA contracts may vary substantially from reported backlog. Even if we realize all of the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs.
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
As of September 30, 2016 and 2015, MSAs accounted for approximately 80.9% and 71.8% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
Operating Results
Total operating income increased to $17.0 million for the nine months ended September 30, 2016, from $4.7 million in 2015. Electrical construction operations operating income (a non-GAAP financial measure) increased to $19.9 million for the nine months ended September 30, 2016, from $8.0 million in 2015. This was due to increases in revenue combined with continued operating efficiencies and improved performance of our current projects in Texas. Results for the nine month period in 2015 included a pre-tax operating loss of approximately $4.4 million on certain Texas projects completed in the second quarter of 2015. As a result, electrical construction operations operating margins (a non-GAAP financial measure) increased to 20.9% for the nine months ended September 30, 2016, from 8.9% in 2015.
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

The table below provides a reconciliation of (i) our total operating income to our electrical construction operations operating income (a non-GAAP financial measure) and (ii) our operating margins to our electrical construction operations operating margins (a non-GAAP financial measure) for the nine months ended September 30, 2016 and 2015:

Electrical Construction Operations Operating Income	2016	2015
Total operating income (GAAP as reported)	$16,997,094	$4,704,443
Total operating income (GAAP as reported) as a percentage of total revenue ($98,669,619 and $91,063,073 for the nine months ended September 30, 2016 and 2015, respectively)	17.2%	5.2%
Other operations gross margin	(985,572)	(51,062)
Non-electrical construction selling, general and administrative	3,790,577	3,298,324
Non-electrical construction depreciation and amortization	98,053	92,937
Electrical construction operations operating income	$19,900,152	$8,044,642
Electrical construction operations operating income as a percentage of electrical construction revenue ($95,385,820 and $90,509,971 for the nine months ended September 30, 2016 and 2015, respectively)	20.9%	8.9%
The table below provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the nine months ended September 30, 2016 and 2015:

EBITDA	2016	2015
Net income (GAAP as reported)	$10,410,139	$2,210,363
Interest expense, net of amount capitalized	457,313	509,478
Provision for income taxes, net (1)	6,023,290	1,552,353
Depreciation and amortization (2)	4,672,078	4,949,367
EBITDA	$21,562,820	$9,221,561
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
Costs and Expenses
Total costs and expenses decreased by $4.7 million to $81.7 million for the nine months ended September 30, 2016, from $86.4 million in the same period in 2015. Electrical construction operations costs and expenses (excludes depreciation and amortization, selling, general and administrative expenses, and loss on sale of property and equipment) decreased by $7.3 million to $70.1 million for the nine months ended September 30, 2016, from $77.4 million in 2015. This decrease was primarily attributable to the continued operating efficiencies and improved performance of our current projects in Texas.
The increase in our “Other” costs and expenses of $1.8 million is mainly due to the costs of sales attributable to the residential properties sold during the nine months ended September 30, 2016. These costs totaled $2.3 million, for the nine months ended September 30, 2016, compared to $502,000 in 2015.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2016 and 2015:

	2016	2015
Electrical construction operations	$816,529	$253,677
Other	591,284	324,750
Corporate	3,199,293	2,973,574
Total	$4,607,106	$3,552,001
SG&A expenses increased 29.7% to $4.6 million for the nine months ended September 30, 2016, from $3.6 million for the nine months ended September 30, 2015. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, mainly compensation attributable to the Company’s growth. Also contributing to the increase in SG&A is an increase in selling expenses associated with our other operations during the nine months ended September 30, 2016, when compared to the same period in 2015. As a percentage of revenue, SG&A expenses increased to 4.7% for 2016, from 3.9% in 2015, due primarily to the aforementioned increase in SG&A expenses during the current period. For the nine months ended September 30, 2016, electrical construction operations SG&A expenses includes amounts allocated from our Corporate SG&A expenses, mainly due to the Company’s growth.
The following table sets forth depreciation and amortization expense for the nine months ended September 30, 2016 and 2015:

	2016	2015
Electrical construction operations	$4,574,025	$4,856,430
Other	11,226	8,793
Corporate	86,827	84,144
Total	$4,672,078	$4,949,367
Depreciation and amortization expense, which includes $46,000 of amortization expense for acquired intangibles, decreased to $4.7 million for the nine months ended September 30, 2016, from $4.9 million for the nine months ended September 30, 2015, as a result of lower capital expenditures.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30, 2016 and 2015:

	2016	2015
Income tax provision	$6,089,367	$1,746,602
Effective income tax rate	36.7%	41.0%
Our expected tax rate for the year ending December 31, 2016, which was calculated based on the estimated annual operating results for the year, is 36.7%. Our expected tax rate differs from the federal statutory rate of 35% due to state income taxes offset by permanent differences.
Our effective tax rate for the nine months ended September 30, 2016 was 36.7% and reflects the annual expected tax rate for 2016. The effective tax rate for the nine months ended September 30, 2015 was 41.0% and differs from the federal statutory rate of 34% mainly due to non-deductible expenses and state income taxes.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015
The table below presents our operating income from continuing operations for the three months ended September 30, 2016 and 2015:

	2016	2015
Revenue
Electrical construction	$29,653,625	$26,813,125
Other	1,000,538	249,236
Total revenue	30,654,163	27,062,361
Costs and expenses
Electrical construction	23,161,561	20,966,266
Other	663,320	231,163
Selling, general and administrative	1,532,689	1,072,870
Depreciation and amortization	1,590,233	1,677,097
Gain on sale of property and equipment	(19,056)	(84,179)
Total costs and expenses	26,928,747	23,863,217
Total operating income	$3,725,416	$3,199,144
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended September 30, 2016, increased 13.3% to $30.7 million, from $27.1 million in 2015. Electrical construction operations revenue increased $2.8 million (10.6%) to $29.7 million, from $26.8 million in 2015, due primarily to increases in non-MSA work.
Revenue from real estate development is included under the caption “Other” and was $1.0 million and $249,000 for the three months ended September 30, 2016 and 2015, respectively, representing approximately 3% and less than 1%, respectively, of our total revenue for such periods. This increase was due to higher sales of residential properties. Our current real estate development activity involves the construction of single and multi-family residential projects in Brevard County, Florida.
Operating Results
Total operating income increased to $3.7 million for the three months ended September 30, 2016, from $3.2 million in 2015. Electrical construction operations operating income (a non-GAAP financial measure) increased to $4.6 million for the three months ended September 30, 2016, from $4.2 million in 2015. This was mainly due to increased volume in electrical construction work. Electrical construction operations operating margins (a non-GAAP financial measure) remained steady at 15.5% for the three months ended September 30, 2016, compared to 15.8% in 2015. The decrease in such margin from 20.9% in the current nine month period to 15.5% in the current quarterly period largely resulted from the conclusion of certain particularly high margin projects in the first two quarters of 2016.
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

The table below provides a reconciliation of (i) our total operating income to our electrical construction operations operating income (a non-GAAP financial measure) and (ii) our operating margins to our electrical construction operations operating margins (a non-GAAP financial measure) for the three months ended September 30, 2016 and 2015:

Electrical Construction Operations Operating Income	2016	2015
Total operating income (GAAP as reported)	$3,725,416	$3,199,144
Total operating income (GAAP as reported) as a percentage of total revenue ($30,654,163 and $27,062,361 for the three months ended September 30, 2016 and 2015, respectively)	12.2%	11.8%
Other operations gross margin	(337,218)	(18,073)
Non-electrical construction selling, general and administrative	1,183,276	1,033,841
Non-electrical construction depreciation and amortization	37,129	31,094
Electrical construction operations operating income	$4,608,603	$4,246,006
Electrical construction operations operating income as a percentage of electrical construction revenue ($29,653,625 and $26,813,125 for the three months ended September 30, 2016 and 2015, respectively)	15.5%	15.8%
The table below provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended September 30, 2016 and 2015:

EBITDA	2016	2015
Net income (GAAP as reported)	$2,303,886	$1,744,498
Interest expense, net of amount capitalized	146,022	175,651
Provision for income taxes, net (1)	1,298,420	1,159,816
Depreciation and amortization (2)	1,590,233	1,677,097
EBITDA	$5,338,561	$4,757,062
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
Costs and Expenses
Total costs and expenses increased by $3.1 million to $26.9 million for the three months ended September 30, 2016, from $23.9 million in the same period in 2015. Electrical construction operations costs and expenses (excludes depreciation and amortization, selling, general and administrative expenses, and loss on sale of property and equipment) increased by $2.2 million to $23.2 million for the three months ended September 30, 2016, from $21.0 million in 2015. This increase was primarily attributable to the increase in revenue.
The increase in our “Other” costs and expenses of $432,000 is mainly due to the costs of sales attributable to the residential properties sold during the three months ended September 30, 2016. These costs totaled $663,000, for the three months ended September 30, 2016, compared to $231,000 in 2015.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2016 and 2015:

	2016	2015
Electrical construction operations	$349,413	$39,029
Other	182,775	98,670
Corporate	1,000,501	935,171
Total	$1,532,689	$1,072,870
SG&A expenses increased 42.9% to $1.5 million for the three months ended September 30, 2016, from $1.1 million for the three months ended September 30, 2015. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, mainly compensation attributable to the Company’s growth when compared to the same period in 2015. As a percentage of revenue, SG&A expenses increased to 5.0% for 2016, from 4.0% in 2015, due primarily to the aforementioned increase in SG&A expenses during the current period. For the three months ended September 30, 2016, electrical construction operations SG&A expenses includes amounts allocated from our Corporate SG&A expenses, mainly due to the Company’s growth.
The following table sets forth depreciation and amortization expense for the three months ended September 30, 2016 and 2015:

	2016	2015
Electrical construction operations	$1,553,104	$1,646,003
Other	4,617	2,938
Corporate	32,512	28,156
Total	$1,590,233	$1,677,097
Depreciation and amortization expense, which includes $15,000 of amortization expense for acquired intangibles, decreased to $1.6 million for the three months ended September 30, 2016, from $1.7 million for the three months ended September 30, 2015, as a result of lower capital expenditures.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30, 2016 and 2015:

	2016	2015
Income tax provision	$1,298,420	$1,199,211
Effective income tax rate	36.0%	39.4%
Our expected tax rate for the year ending December 31, 2016, which was calculated based on the estimated annual operating results for the year, is 36.7%. Our expected tax rate differs from the federal statutory rate of 35% due to state income taxes offset by permanent differences.
Our effective tax rate for the three months ended September 30, 2016 was 36.0% and differs from the federal statutory rate of 35% due to state income taxes offset by permanent differences. The effective tax rate for the three months ended September 30, 2015 was 39.4% and differs from the federal statutory rate of 34% mainly due to non-deductible expenses and state income taxes.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of September 30, 2016, we had cash and cash equivalents of $16.8 million and working capital of $34.6 million, as compared to cash and cash equivalents of $11.4 million, and working capital of $25.5 million as of December 31, 2015.
In addition to cash flow from operations, we have a $15.0 million revolving line of credit, of which $10.1 million was available for borrowing as of September 30, 2016. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. Subsequently, on October 3, 2016, the Company made borrowings of $750,000 on the Working Capital Loan. In addition on November 1, 2016, the Company and the Bank modified the Working Capital Loan agreement. This modification increased the amount of the Working Capital Loan from $15.0 million to $18.0 million and changed the due date from June 16, 2018 to November 28, 2019. This modification increases its available balance to $12.4 million, as of November 1, 2016. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the nine months ended September 30, 2016 and 2015:

	2016	2015
Net cash provided by (used in) operating activities	$10,337,452	$(2,812,575)
Net cash used in investing activities	(2,765,611)	(4,776,626)
Net cash (used in) provided by financing activities	(2,130,092)	5,412,513
Net increase (decrease) in cash and cash equivalents	$5,441,749	$(2,176,688)
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $10.3 million for the nine months ended September 30, 2016, compared to cash used in operating activities of $(2.8) million for the same period in 2015. The increase in cash flows from operating activities was approximately $13.2 million, and was primarily due to the changes reflected in our net income. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended September 30, 2016 and 2015, our DSO for accounts receivable were 57 and 64, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 37 and 40, respectively. The decrease in our DSO for accounts receivable and accrued billings and the corresponding decrease in our costs and estimated earnings in excess of billings for the quarter ended September 30, 2016, when compared to the same quarterly period in 2015 was mainly due to the timing of billings and subsequent collections, as well as the increase in revenue. As of November 2, 2016, we have received approximately 75.0% of our September 30, 2016 outstanding trade accounts receivable and have billed 64.1% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments increased to $7.2 million for the nine months ended September 30, 2016 from $32,000 for the nine months ended September 30, 2015. Taxes paid for the nine months ended September 30, 2016 included approximately $500,000 for the 2015 income tax liability and the remaining $6.7 million for the estimated 2016 income tax liability. Taxes paid for the nine months ended September 30, 2015 were for the estimated 2014 income tax liability.

Investing Activities
Cash used in investing activities for the nine months ended September 30, 2016, was $2.8 million, compared to cash used in investing activities of $4.8 million for 2015. The decrease in cash used in our investing activities for the nine months ended September 30, 2016, when compared to 2015, is primarily attributable to capital expenditures of $2.9 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2016 is expected to total approximately $4.9 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2016, was $2.1 million, compared to cash provided by financing activities of $5.4 million for the same period in 2015. Our financing activities for the current period consisted of borrowings on our Working Capital Loan of $4.0 million offset by repayments of $2.6 million on our $17.0 Million Equipment Loan, repayments of $1.9 million on our $10.0 Million Equipment Loan, repayments of $1.0 million on our Working Capital Loan and repayments of $618,000 on our $2.0 Million Equipment Loan (as such loans are defined in note 4 to the consolidated financial statements). Our financing activities for the nine months ended September 30, 2015 consisted mainly of net borrowings on our $17.0 Million Equipment Loan totaling $17.0 million, as well as borrowings on our Working Capital Loan of $5.5 million and borrowings on our $2.0 Million Equipment Loan of $2.0 million. These borrowings were offset by net repayments on our electrical construction equipment loans totaling $10.2 million, repayments on our $3.5 Million Acquisition Loan of $2.9 million, installment loan repayments of $3.3 million, repayments on our Working Capital Loan of $1.0 million, and repayments on our $17.0 Million Equipment Loan of $1.7 million (as such loans are defined in note 4 to the consolidated financial statements).
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of September 30, 2016.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	September 30, 2016
Tangible net worth minimum	$20,000,000	$44,732,004
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	0.99 : 1.00
Covenants Measured Only at Year End:
Fixed charge coverage ratio must equal or exceed	1.3 : 1.0	2.23 : 1:00
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

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of September 30, 2016, at the reasonable assurance level.
Changes in internal control
Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, that was last amended by the Board of Directors on September 15, 2016. This plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2017, a maximum of 1,154,940 shares. No shares have been purchased since 2006. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

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

Dated: November 4, 2016		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
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