Form 10-K
period 2016-12-31
GOLDFIELD CORP
filed 2017-03-15
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $74.99 million as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the average bid and asked price of such common equity on such date.
The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 13, 2017 was 25,451,354.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of The Goldfield Corporation’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

PART I
Item 1.    Business.
General
The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is primarily engaged in the construction of electrical infrastructure for the utility industry and industrial customers, primarily in the Southeast and mid-Atlantic regions of the United States and Texas. Unless the context otherwise requires, the terms “Goldfield,” the “Company,” “we,” “our” and “us” as used herein mean The Goldfield Corporation and its consolidated subsidiaries.
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
Financial Information About Geographic Areas
During the years ended December 31, 2016 and 2015, our operations were exclusively in the United States.
Employees
As of March 5, 2017, we had a total of 343 employees, which included 334 full-time and nine part-time employees. These employees included 77 unionized employees at our subsidiary, C and C Power Line, Inc. (“C&C”). The total number of employees includes 300 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We believe that our relationship with our employees is good.
Electrical Construction Operations
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”) and C&C, we are engaged in the construction of electrical infrastructure for the utility industry and industrial customers. Southeast Power and C&C operate under Power Corporation of America, headquartered in Port Orange, Florida. Southeast Power is headquartered in Titusville, Florida, and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C, headquartered in Jacksonville, Florida, is a full service electrical contractor that provides similar services as Southeast Power with a unionized work force.
Our electrical construction business includes the construction of transmission lines, distribution systems, substations, drilled pier foundations and other electrical services.
Representative customers include:

Santee Cooper (South Carolina Public Service Authority)	Central Electric Power Cooperative, Inc.
Florida Power & Light Company	Duke Energy Corporation
CPS Energy	Orlando Utilities Commission
Lower Colorado River Authority	Lee County Electric Cooperative
Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. For the year ended December 31, 2016, our top three customers accounted for approximately 58% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.
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
In certain circumstances, we are required to provide performance and payment bonds issued by a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations. As of December 31, 2016, outstanding performance bonds issued on behalf of our electrical construction subsidiaries amounted to $37.3 million.
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
The table below presents our total backlog as of December 31, 2016 and 2015 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have initial terms ranging from one year to three years and some provide for renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $118.9 million (73.0%) of our total estimated MSA backlog as of December 31, 2016.

	Backlog as of		Backlog as of
	December 31, 2016		December 31, 2015
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts	$27,094,081	$27,094,081	$56,996,145	$60,195,066
Estimated MSAs	70,464,180	162,923,289	27,724,000	142,675,666
Total	$97,558,261	$190,017,370	$84,720,145	$202,870,732
Our 12-month backlog as of December 31, 2016 increased $12.8 million, due to favorable timing in the release of expected MSA projects. Project-specific firm backlog decreased as a result of the completion of several large fixed-price contracts in 2016.
Our total backlog as of December 31, 2016, was $190.0 million, compared to $202.9 million as of December 31, 2015, a decrease of 6.3%. The decrease in total backlog is primarily due to the aforementioned completion of several large fixed-price contracts in 2016.
Of our total backlog as of December 31, 2016, we expect approximately $97.6 million (51.3%) to be completed during 2017.
Backlog is estimated at a particular point in time and is not determinative of future revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. Our electrical construction revenue in 2016 exceeded our 12-month backlog as of December 31, 2015 by 48.5%.
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

As of December 31, 2016 and 2015, MSAs accounted for approximately 85.7% and 70.3% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
Backlog is not a term recognized under U.S. generally accepted accounting principles, but is a common measurement used in our industry. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of the year may not be indicative of the revenue we expect to earn in the following year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog.
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
Other Operations - Real Estate Development
Our real estate development operations have diminished to a point that it is no longer significant for reporting purposes and, accordingly, results of the ongoing real estate operations are included in the income statement under the caption “Other.” Revenue from real estate development under the caption “Other” was $4.7 million and $955,000 for the years ended December 31, 2016 and 2015, respectively, representing approximately 4% and 1%, respectively, of our total revenue for such years. Our current real estate development activity is the construction of single and multi-family residential projects in Brevard County, Florida.
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
Our electrical construction customer base is highly concentrated. For the year ended December 31, 2016, our top three customers accounted for approximately 58% of our consolidated revenue, as discussed in note 11 to our consolidated financial statements herein. Our revenue could materially decline if one or more of our significant customers terminated our business relationship. Revenue under our contracts with significant customers may vary substantially from period-to-period. Reduced demand for our services or the loss of one or more of these customers, if not replaced by other business, would result in a decrease in revenue and profits, and could have a material impact on our results of operations.
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
Our business is affected by the spending patterns of our customers, exposing us to variable quarterly results.
Our revenues are primarily driven by the spending patterns of our customers, which can vary significantly from period-to-period, as well as seasonal variations. These variations are influenced by available system outages from utilities, bidding seasons, customers’ budgetary constraints, holidays, weather and hours of daylight, which can have a significant impact on our gross margins.
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
As discussed in Critical Accounting Estimates and in the notes to our consolidated financial statements included herein, a significant portion of our revenue in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed-price contracts. For the percentage-of-completion accounting practice, we recognize contract revenue and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profit for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any quarter or year.
We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.
We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers mainly include electric utilities. As of December 31, 2016, we had net accounts receivable of $19.1 million and costs and estimated earnings in excess of billings of $7.3 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. The failure or delay in payment by our customers could reduce our cash flows and adversely impact our liquidity and profitability.
Amounts included in our backlog may not result in revenue or translate into profits.
Backlog for our electrical construction operations as of December 31, 2016 was $190.0 million, which represents the estimated amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Of the total backlog, $162.9 million is attributable to MSAs. We determine the estimated amount of backlog for work under MSAs by using recurring historical trends in current MSAs and projected customer needs based upon ongoing communications with the customer. These service agreements do not require our customers to award a minimum amount of contracts and are cancelable on short notice. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of backlog revenue because of project delays or cancellations, external market factors and economic factors beyond our control. Even if we realize all of the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of the year may not be indicative of the revenue we expect to earn in the following year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog and should we receive less revenue than expected, our results of operations and financial condition may be adversely affected. For further discussion on how we calculate backlog for our business, please refer to the information set forth in “Item 1. Business” under the caption “Backlog.”
Our projects are subject to numerous hazards. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, could be terminated from existing projects and could have difficulty procuring adequate insurance.
Hazards experienced as a result of our electrical construction operations include electrocutions, fires, mechanical failure and transportation accidents. These hazards can cause and have caused personal injury and loss of life, severe damage to or destruction of property and equipment, and other consequential damages, including blackouts, and may result in suspension of our operations on a project, large damage claims, and, in extreme cases, criminal liability. At any given time, we are subject to workers’ compensation claims and claims by employees, customers and third parties for property damage, loss of life and personal injuries resulting from such hazards or other workplace accidents. Further, regulatory changes implemented by the Occupational Safety and Health Administration could impose additional costs on us. Notwithstanding our investment of substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk and we may be unable to avoid accidents resulting from the hazards described above and the associated liability exposure, which may be significant. Furthermore, if serious accidents or fatalities were to occur or if our safety record were to deteriorate, we could become ineligible to bid on certain projects and could be terminated from existing projects, our reputation and our prospects for future projects could be negatively affected, and we could be required to expend additional resources on health and safety programs. In addition, if our safety record were to significantly deteriorate, it would become more difficult and expensive for us to procure adequate insurance.
An inability to obtain bonding would have a negative impact on our operations and results.
On many of our projects we are required to provide performance bonds to secure our contractual commitments. We have not experienced difficulty in obtaining bonding. However, if we were unable to obtain surety bonds in the future, or were required to post collateral in order to obtain surety bonds, our ability to obtain new contracts would be adversely affected. This could have a material adverse effect on our results of operations and financial condition.
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
We perform work under a variety of conditions, including, but not limited to, difficult and hard to reach terrain and difficult site conditions. Weather changes can materially change work site conditions after initial inspection and bid submittal. Performing work under such conditions can result in project delays or cancellations, potentially causing us to incur additional unanticipated costs, reductions in revenues or the payment of liquidated damages. In addition, most of our contracts require that we assume the risk should actual site conditions vary from those expected.
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
In addition, the Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multi-employer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. A number of multi-employer plans to which we contribute or may contribute in the future could have “endangered,” “seriously endangered” or “critical” status. The amount of additional funds we may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future work that requires the specific use of union employees covered by these plans, and the amount of that future work and the number of employees that may be affected cannot reasonably be estimated. Our performance of a significant amount of future services in areas that require us to utilize unionized employees covered by these affected plans, or a deterioration in the funding status of any of the plans to which our operating units contribute, could require significant additional contributions, which could detrimentally affect our results of operations, financial condition or cash flows if we are not able to adequately mitigate these costs.
Adverse weather conditions and climate change risk expose us to variable quarterly results.
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
We could be adversely affected by environmental liabilities associated with our former mining business.
The Company was previously engaged in mining activities and disposed of our last mining property over 14 years ago. Although we are not aware of any current environmental investigations relating to previously owned sites, we could still be liable for previous activities at such sites. For example, we recently completed remediation activities at a mining site which we sold over 50 years ago, as discussed in note 4 to the consolidated financial statements.
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
We currently generate, and expect to continue to generate, a significant portion of our revenues and profits under fixed-price and unit-price contracts. We must estimate the costs of completing a particular project when we bid for these types of contracts or when they are awarded under our current MSAs. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:

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
The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirement that management report on our internal control over financial reporting. As of December 31, 2016, we believe our internal control over financial reporting was effective. However, there can be no assurance that our internal control over financial reporting will continue to be effective in the future. Pursuant to rules of the SEC, we are exempt from the requirement that our independent registered public accounting firm express an opinion on the effectiveness of our internal control over financial reporting and, accordingly, provide only management’s report on the effectiveness of our internal controls in this annual report. Therefore, we were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit of our internal control over financial reporting.
However, an increase in our aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company on June 30th of any year to $75.0 million or more could render us ineligible to rely on this exemption and require us to engage our independent registered public accounting firm to attest on our internal control over financial reporting. We may also be required to expand disclosure and accelerate our financial reporting and disclosure. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. As a result, we may incur significant additional cost. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a loss of investor confidence and reduce the market value of our common stock. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. Failure to maintain effective internal controls or the identification of significant internal control deficiencies could also impair our ability to obtain financing and result in the loss of customers. In addition, such failure could result in investigations and penalties.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
For information with respect to the principal properties utilized in the Company’s operations, see “Item 1. Business - Properties.”
Item 3.    Legal Proceedings.
The Company is not currently involved in any material legal proceedings, having substantially completed the Environmental Protection Agency remediation matter described in note 4 to the consolidated financial statements in this Form 10-K.
The Company is involved in various legal claims arising in the ordinary course of business. The Company has concluded that the ultimate disposition of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is listed on the NYSE MKT LLC under the symbol GV. Our Common Stock is the longest traded security on the NYSE MKT LLC and its predecessor exchanges, having commenced trading in 1906. The following table shows the reported high and low sales price at which our Common Stock was traded in 2016 and 2015:

	2016		2015
	High	Low	High	Low
First Quarter	$1.74	$1.13	$2.85	$1.68
Second Quarter	3.44	1.70	2.06	1.20
Third Quarter	4.00	2.54	1.99	1.28
Fourth Quarter	5.40	2.60	1.93	1.44
As of March 13, 2017, there were 6,017 holders of record of our Common Stock.
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

Item 6.    Selected Financial Data.
The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands except per share and share amounts)
Continuing operations
Revenue
Electrical construction	$125,771	$119,617	$94,827	$88,755	$80,433
Other	4,652	955	3,537	449	1,196
Total revenue	$130,423	$120,571	$98,363	$89,204	$81,629
Income before taxes from continuing operations	$20,918	$8,204	$778	$7,792	$16,745
Income tax provision	7,810	3,378	653	3,285	4,783
Income from continuing operations	13,108	4,826	125	4,507	11,961
Discontinued operations (1)
Loss from operations, net of tax	(108)	(333)	(444)	(724)	—
Net income	$13,000	$4,493	$(319)	$3,783	$11,961
Earnings (loss) per share — basic and diluted
Continuing operations	$0.52	$0.19	$—	$0.18	$0.47
Discontinued operations	—	(0.01)	(0.02)	(0.03)	—
Net income (loss)	$0.51	$0.18	$(0.01)	$0.15	$0.47
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354	25,451,354

Balance sheet data
Total assets (2)	$91,302	$81,164	$79,910	$77,530	$57,073
Long term debt including current portion, net (2)	22,333	26,472	26,284	31,483	17,710
Stockholders’ equity	48,251	35,251	30,758	31,077	27,293
Working capital	32,993	25,498	19,674	21,923	18,822
The total of the above categories may differ from the sum of the components due to rounding.
 ___________________

(1)	For information as to Discontinued Operations, see note 4 to the consolidated financial statements.

(2)
Reflects the presentation of debt issuance costs in accordance with the adoption of Accounting Standard Update No. 2015-03 and 2015-15, which resulted in a reduction of total assets and long term debt of $60,000, $49,000, and $45,000 as of December 31, 2014, 2013 and 2012, respectively.

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
Overview
We are a provider of electrical construction services, primarily in the Southeast and mid-Atlantic regions of the United States and Texas. For the year ended December 31, 2016, our total consolidated revenue grew 8.2% to $130.4 million from $120.6 million in the same period in 2015.
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”), and C and C Power Line, Inc. (“C&C”), we are engaged in the construction of electrical infrastructure for the utility industry and industrial customers. Southeast Power performs electrical contracting services including the construction of transmission lines, distribution systems, substations, drilled pier foundations and other electrical services. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C, headquartered in Jacksonville, Florida, is a full service electrical contractor that provides similar services as Southeast Power with a unionized workforce.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform some of the same types of services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers, several of which account for a substantial portion of our revenue in any given year. The relative revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the years ended December 31, 2016 and 2015, three of our customers accounted for approximately 58% and 62% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more of these customers, would, if not replaced by other business, result in a decrease in revenue, margins and profits, which could be material.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses were insignificant as of December 31, 2016 and were $65,000 as of December 31, 2015. The accrued contract losses as of December 31, 2015 were mainly attributable to transmission projects experiencing either adverse weather conditions or unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable and estimable.
Accrued Remediation Costs
As described in note 4 to the consolidated financial statements, we completed remediation activities at a mining site which we sold over 50 years ago. We had a balance of accrued remediation costs, related mainly to Environmental Protection Agency response costs and monitoring of the site, as of December 31, 2016 and 2015, of $215,000 and $243,000, respectively. We anticipate that this accrual will be adequate to cover the full remediation costs. The accrual will be reviewed periodically based upon facts and circumstances available at the time.
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
As of December 31, 2016, in accordance with ASU 2015-17, our deferred tax assets and liabilities are netted and reported as a non-current deferred tax liability on our balance sheet. Our non-current deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by our deferred tax assets, largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, accrued remediation costs, inventory adjustments and capitalized acquisition costs (refer to note 3 to the consolidated financial statements). The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning strategies, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2016 is approximately $2.0 million.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015
The table below presents our operating income from continuing operations for the two year period ended December 31 as indicated:

	2016	2015
Revenue
Electrical construction	$125,771,361	$119,616,561
Other	4,652,102	954,610
Total revenue	130,423,463	120,571,171
Costs and expenses
Electrical construction	93,566,045	99,726,789
Other	3,242,887	785,405
Selling, general and administrative	5,913,132	4,747,492
Depreciation and amortization	6,312,164	6,559,241
Gain on sale of property and equipment	(17,535)	(22,840)
Total costs and expenses	109,016,693	111,796,087
Total operating income	$21,406,770	$8,775,084
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the year ended December 31, 2016, increased 8.2% to $130.4 million, from $120.6 million in 2015. Electrical construction operations revenue grew $6.2 million (5.1%) to $125.8 million, from $119.6 million in 2015, due primarily to continued growth in fixed-price contracts, partially offset by lower master service agreement (“MSAs”) volume, due to customer project scheduling.
Revenue from real estate development is included under the caption “Other” and was $4.7 million and $955,000 for the years ended December 31, 2016 and 2015, respectively, representing approximately 4% and 1%, respectively, of our total revenue for such years. This increase was mainly due to increased sales of residential properties. Our current real estate development activity is the construction of single and multi-family residential projects in Brevard County, Florida.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of December 31, 2016 and 2015 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have initial terms ranging from one year to three years and some provide for renewals at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $118.9 million (73.0%) of our total estimated MSA backlog as of December 31, 2016.

	Backlog as of		Backlog as of
	December 31, 2016		December 31, 2015
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts	$27,094,081	$27,094,081	$56,996,145	$60,195,066
Estimated MSAs	70,464,180	162,923,289	27,724,000	142,675,666
Total	$97,558,261	$190,017,370	$84,720,145	$202,870,732

Our 12-month backlog as of December 31, 2016 increased $12.8 million, due to favorable timing in the release of expected MSA projects. Project-specific firm backlog decreased as a result of the completion of several large fixed-price contracts in 2016.

Our total backlog as of December 31, 2016, was $190.0 million, compared to $202.9 million as of December 31, 2015, a decrease of 6.3%. The decrease in total backlog is primarily due to the aforementioned completion of several large fixed-price contracts in 2016.
Of our total backlog as of December 31, 2016, we expect approximately $97.6 million (51.3%) to be completed during 2017.
Backlog is only estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. Our electrical construction revenue in 2016 exceeded our 12-month backlog as of December 31, 2015 by 48.5%.
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
As of December 31, 2016 and 2015, MSAs accounted for approximately 85.7% and 70.3% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
Backlog is not a term recognized under U.S. generally accepted accounting principles, but is a common measurement used in our industry. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of the year may not be indicative of the revenue we expect to earn in the following year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog.
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
Operating Results
Total operating income increased to $21.4 million for the year ended December 31, 2016, from $8.8 million in 2015. This increase was mainly attributable to the increase in electrical construction revenue and in electrical construction operations operating margin as a result of completing several large profitable projects. Also contributing to this increase were improved operating efficiencies and an overall increase in “Other.” The 2015 results included operating losses from Texas projects which were not experienced in 2016.
Electrical construction operations operating income (a non-GAAP financial measure) increased to $24.8 million for the year ended December 31, 2016, from $13.2 million in 2015. This was mainly due to the aforementioned increase in revenue and improved operating margins, primarily attributable to improved performance on projects in Texas and the successful completion of several large fixed-price contracts, partially offset by increased electrical construction costs consistent with the higher level of operations. As a result, electrical construction operations operating margins (a non-GAAP financial measure) increased to 19.7% for the year ended December 31, 2016, from 11.0% in 2015.

The table below provides a reconciliation of (i) our total operating income to our electrical construction operations operating income (a non-GAAP financial measure) and (ii) our operating margins to our electrical construction operations operating margins (a non-GAAP financial measure) for the years ended December 31, 2016 and 2015:

Electrical Construction Operations Operating Income	2016	2015
Total operating income (GAAP as reported)	$21,406,770	$8,775,084
Total operating income (GAAP as reported) as a percentage of total revenue ($130,423,463 and $120,571,171 for the years ended December 31, 2016 and 2015, respectively)	16.4%	7.3%
Other operations gross margin	(1,409,215)	(169,205)
Non-electrical construction selling, general and administrative	4,647,321	4,443,178
Non-electrical construction depreciation and amortization	132,333	134,771
Non-electrical construction loss on sale of property and equipment	206	113
Electrical construction operations operating income	$24,777,415	$13,183,941
Electrical construction operations operating income as a percentage of electrical construction revenue ($125,771,361 and $119,616,561 for the years ended December 31, 2016 and 2015, respectively)	19.7%	11.0%
Electrical construction operations operating income (a non-GAAP financial measure) is defined as total operating income adjusted for non-electrical construction activity within total operating income including: other operations gross (margin) loss and non-electrical construction selling, general and administrative, depreciation and amortization, and gain or loss on sale of property and equipment. Electrical construction operations operating income does not purport to be an alternative to the Company’s total operating income as a measure of operations. Because not all companies use identical calculations, this presentation of electrical construction operations operating income may not be comparable to other similarly-titled measures of other companies. We believe investors benefit from the presentation of electrical construction operations operating income in evaluating our operating performance because it provides our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations and is useful in comparing our operating results with those of our competitors.
The table below provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the years ended December 31, 2016 and 2015:

EBITDA	2016	2015
Net income (GAAP as reported)	$12,999,749	$4,493,142
Interest expense, net of amount capitalized	591,176	667,596
Provision for income taxes, net (1)	7,743,691	3,177,446
Depreciation and amortization (2)	6,312,164	6,559,241
EBITDA	$27,646,780	$14,897,425
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
Costs and Expenses
Total costs and expenses decreased by $2.8 million to $109.0 million for the year ended December 31, 2016, from $111.8 million in the same period in 2015. This decrease is the result of the aforementioned improvements in operating efficiencies and the completion in 2015 of the higher costs associated with the Texas projects not experienced in 2016.
Electrical construction operations costs and expenses (excludes depreciation and amortization, selling, general and administrative expenses, and loss on sale of property and equipment) decreased by $6.2 million to $93.6 million for the year ended December 31, 2016, from $99.7 million in 2015. This decrease was primarily attributable to the continued operating efficiencies and improved performance of our projects in Texas.
The increase in our “Other” costs and expenses of $2.5 million is mainly due to the costs of sales attributable to the residential properties sold during the year ended December 31, 2016. These costs totaled $3.2 million, for the year ended December 31, 2016, compared to $785,000 in 2015.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the years ended December 31 as indicated:

	2016	2015
Electrical construction operations	$1,265,811	$304,314
Other	832,260	489,027
Corporate	3,815,061	3,954,151
Total	$5,913,132	$4,747,492
SG&A expenses increased 24.6% to $5.9 million for the year ended December 31, 2016, from $4.7 million for the year ended December 31, 2015. The increase in SG&A expenses was mainly attributable to increases in corporate administrative expenditures, mainly compensation, during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to the Company’s growth. As a percentage of revenue, SG&A expenses increased to 4.5% for 2016, from 3.9% in 2015, due primarily to the aforementioned increase in SG&A expenses during 2016. For the year ended December 31, 2016, electrical construction operations SG&A expenses includes amounts allocated from our Corporate SG&A expenses, mainly due to the Company’s growth.
The following table sets forth depreciation and amortization expense for the years ended December 31 as indicated:

	2016	2015
Electrical construction operations	$6,179,831	$6,424,470
Other	15,103	14,770
Corporate	117,230	120,001
Total	$6,312,164	$6,559,241
Depreciation and amortization expense, which includes $62,000 of amortization expense for acquired intangibles, decreased to $6.3 million for the year ended December 31, 2016, from $6.6 million for the year ended December 31, 2015, as a result of lower capital expenditures.

Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2016	2015
Income tax provision	$7,809,768	$3,378,205
Effective income tax rate	37.3%	41.2%
Our effective tax rate for the year ended December 31, 2016 was 37.3% and differs from the federal statutory rate of 35% mainly due to state income taxes and nondeductible expenses offset by a significant domestic production activities deduction. Our effective tax rate for the year ended December 31, 2015 was 41.2% and differs from the federal statutory rate of 34% mainly due to state income taxes and a similar amount of nondeductible expenses as 2016, offset by a smaller domestic production activities deduction.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of December 31, 2016, we had cash and cash equivalents of $20.6 million and working capital of $33.0 million, as compared to cash and cash equivalents of $11.4 million, and working capital of $25.5 million as of December 31, 2015.
In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $13.6 million was available for borrowing as of December 31, 2016. This revolving line of credit is used as a Working Capital Loan, as discussed in note 7 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2016	2015
Net cash provided by operating activities	$18,057,251	$5,567,807
Net cash used in investing activities	(4,669,739)	(4,153,000)
Net cash (used in) provided by financing activities	(4,162,102)	137,252
Net increase in cash and cash equivalents	$9,225,410	$1,552,059
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $18.1 million for the year ended December 31, 2016, compared to cash provided by operating activities of $5.6 million for 2015. The increase in cash flows from operating activities was approximately $12.5 million, and was primarily due to the changes reflected in our net income. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended December 31, 2016 and 2015, our DSO for accounts receivable were 58 and 54, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 22 and 33, respectively. The increase in our DSO for accounts receivable and accrued billings for the quarter ended December 31, 2016, when compared to the same quarterly period in 2015 was mainly due to the aforementioned increase in revenue mainly attributable to the increase in fixed-

price contract project revenue. The decrease in our DSO for costs and estimated earnings in excess of billings was mainly due to the decrease in the balance of costs and estimated earnings in excess of billings of large projects when compared to the same quarterly period in 2015. As of March 13, 2017, we have received approximately 98.8% of our December 31, 2016 outstanding trade accounts receivable and have billed 88.6% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments increased to $8.1 million for the year ended December 31, 2016 from $88,000 for the year ended December 31, 2015. Taxes paid for the year ended December 31, 2016 included approximately $500,000 for 2015 and the remaining $7.6 million for the estimated 2016 income tax liability. Taxes paid for the year ended December 31, 2015 included $26,000 for the 2014 income tax liability, $7,000 for the settlement of unrecognized tax benefits on state income taxes from prior years and the remaining $55,000 for the estimated 2015 income tax liability.
Investing Activities
Cash used in investing activities for the year ended December 31, 2016, was $4.7 million, compared to cash used in investing activities of $4.2 million for 2015. The increase in cash used in our investing activities for the year ended December 31, 2016, when compared to 2015, is attributable to a decrease in proceeds from the sales of property, plant and equipment of $1.5 million, offset by a decrease in capital expenditures of $1.0 million when compared to 2015. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2017 is expected to total approximately $9.1 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the year ended December 31, 2016, was $4.2 million, compared to cash provided by financing activities of $137,000 for 2015. Our financing activities for the current year consisted mainly of repayments totaling $8.8 million, as follows: $3.4 million on our $17.0 Million Equipment Loan, repayments of $2.4 million on our $10.0 Million Equipment Loan, repayments of $2.3 million on our Working Capital Loan and repayments of $743,000 on our $2.0 Million Equipment Loan (as such loans are defined in note 7 to the consolidated financial statements). These repayments were offset by net borrowings of $4.7 million on our Working Capital Loan (as defined in note 7 to the consolidated financial statements). Our financing activities for the year ended December 31, 2015 consisted mainly of net borrowings totaling $24.5 million as follows: $17.0 million on our $17.0 Million Equipment Loan, borrowings of $5.5 million on our Working Capital Loan, and borrowings of $2.0 million on our $2.0 Million Equipment Loan (as such loans are defined in note 7 to the consolidated financial statements). These borrowings were offset by repayments totaling $24.3 million as follows: $10.2 million on our electrical construction equipment loans, repayments of $4.0 million on our Working Capital Loan, repayments of $4.0 million on our $17.0 Million Equipment Loan, repayments of $2.9 million on our $3.5 Million Acquisition Loan (as defined in note 7 to the consolidated financial statements), and installment loan repayments of $3.3 million.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The earnings to fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest expense, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of December 31, 2016.

The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Quarter End:	Covenant	December 31, 2016
Tangible net worth minimum	$20,000,000	$47,336,989
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	0.91 : 1.00
Covenants Measured at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.3 : 1.0	3.95 : 1:00
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
We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, cash flows and stockholders’ equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Goldfield Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Orlando, Florida
March 15, 2017
Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$20,599,648	$11,374,238
Accounts receivable and accrued billings	19,094,407	17,250,067
Costs and estimated earnings in excess of billings on uncompleted contracts	7,313,099	10,292,199
Income taxes receivable	533,837	—
Current portion of notes receivable	—	47,851
Residential properties under construction	1,552,131	145,450
Prepaid expenses	1,037,715	1,210,780
Deferred income taxes	—	773,245
Other current assets	1,298,044	1,140,779
Total current assets	51,428,881	42,234,609

Property, buildings and equipment, at cost, net of accumulated depreciation of $33,140,214 in 2016 and $28,653,138 in 2015	33,245,947	34,671,947
Deferred charges and other assets
Land and land development costs	4,930,331	2,417,089
Cash surrender value of life insurance	550,672	549,600
Restricted cash	173,041	307,092
Notes receivable, less current portion	—	8,197
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $201,634 in 2016 and $140,134 in 2015	812,166	873,666
Other assets	59,712	—
Total deferred charges and other assets	6,627,329	4,257,051
Total assets	$91,302,157	$81,163,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,386,119	$10,067,553
Billings in excess of costs and estimated earnings on uncompleted contracts	845,057	234,161
Current portion of notes payable, net	6,101,855	5,815,510
Income taxes payable	—	483,763
Accrued remediation costs	102,526	135,786
Total current liabilities	18,435,557	16,736,773
Deferred income taxes	8,204,324	8,328,492
Accrued remediation costs, less current portion	112,380	107,429
Notes payable, less current portion, net	16,231,373	20,656,402
Other accrued liabilities	67,961	83,698
Total liabilities	43,051,595	45,912,794
Commitments and contingencies (notes 4, 7 and 8)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	28,295,689	15,295,940
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	48,250,562	35,250,813
Total liabilities and stockholders’ equity	$91,302,157	$81,163,607
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2016	2015
Revenue
Electrical construction	$125,771,361	$119,616,561
Other	4,652,102	954,610
Total revenue	130,423,463	120,571,171
Costs and expenses
Electrical construction	93,566,045	99,726,789
Other	3,242,887	785,405
Selling, general and administrative	5,913,132	4,747,492
Depreciation and amortization	6,312,164	6,559,241
Gain on sale of property and equipment	(17,535)	(22,840)
Total costs and expenses	109,016,693	111,796,087
Total operating income	21,406,770	8,775,084
Other income (expense), net
Interest income	33,465	20,727
Interest expense, net of amount capitalized	(591,176)	(667,596)
Other income, net	68,465	75,880
Total other expense, net	(489,246)	(570,989)
Income from continuing operations before income taxes	20,917,524	8,204,095
Income tax provision	7,809,768	3,378,205
Income from continuing operations	13,107,756	4,825,890
Loss from discontinued operations, net of income tax benefit of $66,077 in 2016 and $200,759 in 2015	(108,007)	(332,748)
Net income	$12,999,749	$4,493,142
Net income (loss) per share of common stock — basic and diluted
Continuing operations	$0.52	$0.19
Discontinued operations	—	(0.01)
Net income	$0.51	$0.18
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$12,999,749	$4,493,142
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,312,164	6,559,241
Amortization of debt issuance costs	23,418	51,028
Deferred income taxes	649,077	1,841,604
Gain on sale of property and equipment	(17,535)	(22,840)
Other gains	(1,072)	(3,309)
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(1,844,340)	590,613
Costs and estimated earnings in excess of billings on uncompleted contracts	2,979,100	(3,754,919)
Residential properties under construction	(1,406,681)	(145,450)
Income taxes receivable	(533,837)	763,821
Prepaid expenses and other assets	(43,912)	(1,503,251)
Land and land development costs	(2,513,242)	147,360
Restricted cash	134,051	259,229
Income taxes payable	(483,763)	483,763
Accounts payable and accrued liabilities	1,286,576	414,244
Contract loss accruals	(65,089)	(2,482,494)
Billings in excess of costs and estimated earnings on uncompleted contracts	610,896	(1,303,810)
Accrued remediation costs	(28,309)	(820,165)
Net cash provided by operating activities	18,057,251	5,567,807
Cash flows from investing activities
Proceeds from disposal of property and equipment	263,876	1,796,786
Proceeds from notes receivable	56,048	47,380
Purchases of property, buildings and equipment	(4,989,663)	(5,997,166)
Net cash used in investing activities	(4,669,739)	(4,153,000)
Cash flows from financing activities
Proceeds from notes payable	4,700,000	24,500,000
Repayments on notes payable	(8,840,137)	(21,056,805)
Installment loan repayments	—	(3,259,635)
Debt issuance costs	(21,965)	(46,308)
Net cash (used in) provided by financing activities	(4,162,102)	137,252
Net increase in cash and cash equivalents	9,225,410	1,552,059
Cash and cash equivalents at beginning of year	11,374,238	9,822,179
Cash and cash equivalents at end of year	$20,599,648	$11,374,238
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$548,959	$652,419
Income taxes paid, net	$8,112,214	$88,258
Supplemental disclosure of non-cash investing and financing activities
Liability for equipment acquired	$165,703	$84,361
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2014	27,813,772	$2,781,377	$18,481,683	$10,802,798	$(1,308,187)	$30,757,671
Net income	—	—	—	4,493,142	—	4,493,142
Balance as of December 31, 2015	27,813,772	2,781,377	18,481,683	15,295,940	(1,308,187)	35,250,813
Net income	—	—	—	12,999,749	—	12,999,749
Balance as of December 31, 2016	27,813,772	$2,781,377	$18,481,683	$28,295,689	$(1,308,187)	$48,250,562
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015
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
The Company adopted Accounting Standards Updates (“ASU”) ASU 2011-05 and ASU 2011-12, which require comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. However, comprehensive income is equivalent to net income for the Company, and therefore, the Company’s accompanying financial statements do not include a Statement of Other Comprehensive Income.
Cash and Cash Equivalents
The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2016 and 2015, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
In accordance with ASC Topics 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of the Company’s land carrying value or residential properties under construction for either of the years ended December 31, 2016 or 2015.
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
Executive Long-term Incentive Plan
The Company has not issued shares pursuant to The Goldfield Corporation 2013 Long-term Incentive Plan (the “2013 Plan”) in either 2016 or 2015. Therefore, the Company has no compensation expense for shares pursuant to the 2013 Plan for either of the years ended December 31, 2016 or 2015.
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
Goodwill and Intangible Assets
Intangible assets with finite useful lives are recorded at cost upon acquisition, and amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relations and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2016, the Company assessed the recoverability of its long-lived assets and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets and no reduction in their estimated useful lives.
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
Reclassifications
Certain amounts previously reflected on the prior year balance sheet and in the prior year statement of cash flows have been reclassified to conform to the Company’s 2016 presentation. The prior year balance sheet included amounts under contract loss accruals now included under accounts payable and accrued liabilities. In addition, the prior year balance sheet includes amounts under residential properties under construction previously included under other assets. The cash flows from operating activities include amounts under residential properties under construction previously included under other assets. These reclassifications had no effect on the previously reported total of current assets, current liabilities or cash flows from operating activities.
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
The Company has performed preliminary assessments and continues to assess the impact on our accounting practices, policies and procedures for recognizing revenue under the new standard. Specifically, under the new standard, electrical construction fixed-price contracts currently accounted for under ASC 605-35 will be recognized over time as services are performed and the underlying obligation to the customer is fulfilled. Generally, this will result in the use of input measures on a cost to cost basis similar to the practices currently in place for contracts accounted for currently under ASC 605-35. The Company has assessed that under the new guidance the primary impact will be on the timing of when contract modifications and change orders are recognized, mainly due to the application of the contract identification criteria. Currently, contract modifications and change orders are generally included in total contract value when executed by the customer as compared to the new guidance, when legally enforceable. This may result in timing differences on the recognition in revenue and margin when compared to current practices. The Company has also assessed there will not be material changes in the pattern of revenue recognition for electrical construction contracts, which are currently accounted for on a time and materials basis. These contracts will be treated as a series of distinct services transferred over time and will generally result in a similar revenue pattern when compared to our current accounting policies.
Additionally, for real estate operations presented under the caption “Other” in the consolidated financial statements, the Company estimates that there will not be changes in the pattern of revenue recognition and will continue to recognize revenue upon the transfer of control of the promised real estate properties, generally at time of closing.
The Company is currently completing its evaluation of significant contracts and assessing the potential changes and impact to its consolidated financial statements, as well as the method of adoption. The Company has identified and is in the process of implementing changes to its processes and internal controls to meet the reporting and disclosure requirements of this update and expects to adopt the new revenue recognition guidance, including all applicable subsequent ASUs issued, effective January 1, 2018.
In May 2016, the FASB issued ASU 2016-12, which improves guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-20, ASU 2016-10 and ASU 2016-08. These updates are effective concurrently with ASU 2014-09 and are also being evaluated by the Company.
In August 2014, the FASB issued ASU 2014-15 requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard also provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. As required by the new standard, the Company’s management completed its evaluation and identified no probable conditions or events, individually or in the aggregate, that would raise a substantial doubt about the Company’s ability to continue as a going concern. The Company’s adoption of this guidance did not have a significant impact on its consolidated financial statements.
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

In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in the balance sheet. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company has adopted ASU 2015-17 prospectively as of January 1, 2016 and there were no adjustments made to prior periods as a result of the adoption.
In February 2016, the FASB issued ASU 2016-02, to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company expects this new guidance to cause a material increase to the assets and liabilities on the Company’s consolidated balance sheets. The Company is currently assessing the effect the adoption will have on its consolidated financial statements of income. The impact of this ASU is non-cash in nature, therefore the Company does not expect the adoption of this new guidance to have a material impact on the Company’s cash flows or liquidity.
In August 2016, the FASB issued ASU 2016-15, which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. In addition, in November 2016, the FASB issued ASU 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both updates are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the effect that adoption of these standards will have on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, which eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the time of adoption. The Company is currently assessing the impact that adoption will have on its consolidated financial statements.
Note 2 – Costs and Estimated Earnings on Uncompleted Contracts
Long-term fixed-price electrical construction contracts in progress accounted for using the percentage-of-completion method as of December 31 for the years as indicated:

	2016	2015
Costs incurred on uncompleted contracts	$47,282,570	$46,719,492
Estimated earnings	18,644,216	18,910,883
	65,926,786	65,630,375
Less billings to date	59,458,744	55,572,337
Total	$6,468,042	$10,058,038
Included in the consolidated balance sheets under the following captions
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,313,099	$10,292,199
Billings in excess of costs and estimated earnings on uncompleted contracts	(845,057)	(234,161)
Total	$6,468,042	$10,058,038
The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $3.2 million and $1.6 million as of December 31, 2016 and 2015, respectively, and are included in the accompanying consolidated balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

Note 3 – Income Taxes
The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2016	2015
Current
Federal	$6,157,900	$1,423,082
State	1,014,213	422,147
	7,172,113	1,845,229
Deferred
Federal	570,770	1,348,420
State	66,885	184,556
	637,655	1,532,976
Total	$7,809,768	$3,378,205
The following table presents the total income tax provision for the years ended December 31 as indicated:

	2016	2015
Income tax provision	$7,809,768	$3,378,205
Discontinued operations	(66,077)	(200,759)
Total	$7,743,691	$3,177,446
The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31 as indicated:

	2016	2015
Deferred tax assets
Accrued vacation	$146,215	$161,796
Acquisition costs capitalized	98,484	104,961
Accrued remediation costs	80,100	91,522
Accrued payables	122,235	226,795
Accrued workers’ compensation	127,033	182,258
Capitalized bidding costs	8,846	8,510
Inventory adjustments	133,991	159,324
Accrued lease expense	32,683	36,462
Accrued contract losses	89	24,581
Other	5,214	3,449
Total deferred tax assets	754,890	999,658
Deferred tax liabilities
Deferred gain on installment notes	—	(11,034)
Tax amortization in excess of financial statement amortization	(12,156)	(8,809)
Tax depreciation in excess of financial statement depreciation	(8,947,058)	(8,535,062)
Total deferred tax liabilities	(8,959,214)	(8,554,905)
Total net deferred tax liabilities	$(8,204,324)	$(7,555,247)
As of December 31, 2016, the current deferred tax assets decreased to $0 from $773,000 as of December 31, 2015 primarily due to the early adoption of ASU 2015-17. The non-current deferred tax liabilities decreased to $8.2 million as of December 31, 2016 from $8.3 million as of December 31, 2015 mainly due to the early adoption of ASU 2015-17 offset by additional tax depreciation in excess of book depreciation. The Protecting Americans from Tax Hikes Act of 2015 allowed bonus depreciation for tax purposes for 2016 and extended bonus depreciation through 2019.

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
Based on assumptions with respect to forecasts of future taxable income and tax planning strategies, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2016 is approximately $2.0 million.
The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on income from continuing operations for the years ended December 31 as indicated:

	2016	2015
Federal statutory rate	35.0%	34.0%
State tax rate, net of federal tax	3.3	4.9
Nondeductible expenses	1.6	4.0
Domestic production activities deduction	(3.2)	(1.3)
Other	0.6	(0.4)
Total	37.3%	41.2%
The Company had gross unrecognized tax benefits of $5,000 as of both December 31, 2016 and 2015. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2013 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2016	2015
Balance as of January 1	$4,723	$10,998
Increase from current year tax positions	—	800
Decrease from settlements with taxing authority	—	(7,075)
Balance as of December 31	$4,723	$4,723
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During the years ended December 31, 2016 and 2015, the Company recognized $1,000 each year in interest and penalties. The Company had accrued as a current liability $8,000 and $7,000 for the future payment of interest and penalties as of December 31, 2016 and 2015, respectively.
Note 4 – Discontinued Operations
Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $215,000 and $243,000, respectively, including an increase of $174,000 and $534,000 ($108,000 and $333,000, net of tax benefit of $66,000 and $201,000, respectively) recognized for the years ended December 31, 2016 and 2015, respectively. The increase for the year ended December 31, 2016 is related to costs associated with some corrective remediation efforts during the year. The increase for the year ended December 31, 2015 resulted mainly from changes in the scope of the project as required by the EPA. The remaining balance of the accrued remediation costs as of December 31, 2016, mainly represents estimated future charges for EPA response costs and monitoring of the property. The total costs to be incurred in future periods may vary from this estimate.
The provision will be reviewed periodically based upon facts and circumstances available at the time. The costs provisioned for future expenditures related to this environmental obligation are not discounted to present value.
Note 5 – Property, Buildings and Equipment
The following table presents the balances of major classes of properties as of December 31 as indicated:

	Estimated useful lives in years	2016	2015
Land	—	$371,228	$371,228
Land improvements	7 - 15	470,754	405,195
Buildings and improvements	5 - 40	2,155,578	2,104,320
Leasehold improvements	7 - 39	252,646	252,646
Machinery and equipment	2 - 10	62,955,883	60,185,730
Construction in progress	—	180,072	5,966
Total		66,386,161	63,325,085
Less accumulated depreciation		33,140,214	28,653,138
Net properties, buildings and equipment		$33,245,947	$34,671,947
Management reviews the net carrying value of all properties, buildings and equipment on a regular basis to assess and determine whether trigger events of impairment exist and the need for possible impairments. As a result of such review, no impairment write-down was considered necessary for the years ended December 31, 2016 and 2015.
Note 6 – 401(k) Employee Benefits Plan
Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 100% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $286,000 and $248,000 for the years ended December 31, 2016 and 2015, respectively.

Note 7 – Notes Payable
The following table presents the balances of our notes payables as of December 31 as indicated:

	Lending Institution	Maturity Date	2016	2015	Interest Rates
					2016	2015
Working Capital Loan	Branch Banking and Trust Company	November 28, 2019	$3,950,000	$1,500,000	2.44%	2.06%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	7,579,630	10,000,000	2.81%	2.44%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	9,601,000	13,027,392	2.50%	2.13%
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	1,256,625	2,000,000	2.50%	2.13%
Total notes payable			22,387,255	26,527,392
Less unamortized debt issuance costs			54,027	55,480
Total notes payable, net			22,333,228	26,471,912
Less current portion of notes payable, net			6,101,855	5,815,510
Notes payable net, less current portion			$16,231,373	$20,656,402
As of December 31, 2016, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
As of December 31, 2016, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $18.0 million, to be used as a “Working Capital Loan.” As of December 31, 2016 and December 31, 2015, borrowings under the Working Capital Loan were $4.0 million and $1.5 million, respectively. As a credit guaranty to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. As of December 31, 2016 and December 31, 2015, the Company had $420,000 and $320,000, respectively, for this irrevocable letter of credit related to workers’ compensation.
As of December 31, 2016, the Debtors had loan agreements with the Bank for the $10.0 Million Equipment Loan, the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan. All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.
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

The schedule of payments of the notes payable as of December 31, 2016 is as follows:

2017	$6,124,222
2018	6,124,222
2019	9,225,847
2020	912,964
Total payments of debt	$22,387,255
Note 8 – Commitments and Contingencies
Operating Leases
The Company leases its principal office space under a nine-year operating lease. Within the provisions of the office lease, there are escalations in payments over the base lease term, as well as renewal periods and cancellation provisions. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. In addition, the Company leases other office spaces as principal offices for our subsidiaries PCA and C&C. The Company also leases office equipment under operating leases that expire over the next four years. The Company’s leases require payments of property taxes, insurance and maintenance costs in addition to the rent payments. Additionally, the Company leases several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement. Lastly, the Company has several lease agreements to lease certain equipment from time to time over a 60-month term. The leased equipment is used in our electrical construction operations. The Company recognizes rent expense on a straight-line basis over the expected lease term.
Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 are as follows:

2017	$4,710,941
2018	4,623,641
2019	3,558,718
2020	828,355
Total minimum operating lease payments	$13,721,655
Total expense for the operating leases were $4.8 million and $3.9 million for the years ended December 31, 2016 and 2015, respectively.
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2016, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $37.3 million.
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
Multi-employer Pension Plans
The Company contributes to a multi-employer pension plan on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multi-employer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. For the years ended December 31, 2016 and 2015, the contributions to these plans were $176,000 and $211,000, respectively.
The Company’s participation in multi-employer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of the plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2016 and 2015 is for the plan’s year ended December 31, 2016, and 2015, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP” column indicates plans for which a financial improvement plan “(“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multi-employer plans or other significant events that would impact the comparability of contributions to the plans.
Information about the Plan is publicly available on Form 5500, Annual Return / Report of Employee Benefit Plan. The Plan year-end is December 31st and no single employer contributes 5% or more of total plan contributions.

		Certified Zone Status
Plan Name:	EIN Number	Plan Number	2016	2015	FIP Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
National Electrical Benefit Fund	53-0181657	001	Green	Green	Not applicable (green-zone plan)	Not applicable (green-zone plan)	August 31, 2017
Committed Expenditures
The Company from time to time commits to purchase capital equipment such as heavy trucks in order to accommodate manufacture lead times. As of December 31, 2016 the Company had approximately $541,000 of such commitments.
Legal Proceedings
The Company is involved in various legal claims arising in the ordinary course of business. The Company has concluded that the ultimate disposition of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
Note 9 – Income Per Share of Common Stock
Basic income per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company.
As of December 31, 2016 and 2015, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2016 and 2015.
Note 10 – Common Stock Repurchase Plan
The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 15, 2016, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2017, a maximum of 1,154,940 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2016 and December 31, 2015. As of December 31, 2016, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share). The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock that it had purchased at a cost of $18,720.

Note 11 – Business Concentration and Credit Risks
Credit Risks
Financial instruments, mainly within the electrical construction operations, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $19.1 million and $17.3 million as of December 31, 2016 and 2015, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts.
Cash and Cash Equivalents
The Company holds cash on deposit in U.S. banks, in excess of  Federal Deposit Insurance Corporation insurance limits. The Company has not experienced and does not anticipate any losses in any such accounts. The Company mitigates this risk by doing business with well capitalized, quality financial institutions.
Customer Concentration
Revenue (in thousands of dollars) to customers exceeding 10% of the Company’s total revenue for the years ended December 31 as indicated are as follows:

	2016		2015
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Customer A	$23,669	18	$22,518	19
Customer B	18,630	14	16,093	13
Customer C	33,770	26	36,753	30

Revenue by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2016		2015
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Principal electrical construction operations (1)	$118,748	91	$115,769	96
Other electrical construction (2)	7,023	5	3,847	3
Total	125,771	96	119,617	99
All other	4,652	4	955	1
Total revenue	$130,423	100	$120,571	100

___________
(1) Principal electrical construction operations includes revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The total of the above categories may differ from the sum of the components due to rounding.
Note 12 – Restricted Cash
Restricted cash, reported under “Deferred charges and other assets” on the Company’s balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s workers’ compensation insurance policies.

Note 13 – Goodwill and Other Intangible Assets Associated with the Acquisition of C&C
The Company performed an annual impairment assessment on its goodwill and intangible assets on December 31, 2016.  Based upon this analysis, the Company determined that there were no impairments.
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		December 31, 2016			December 31, 2015
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(128,002)	$511,998	$640,000	$(85,334)	$554,666
Customer relationships	20	350,000	(52,500)	297,500	350,000	(35,000)	315,000
Non-competition agreement	5	10,000	(7,332)	2,668	10,000	(6,000)	4,000
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(201,634)	$812,166	$1,013,800	$(140,134)	$873,666
Amortization of definite-lived intangible assets will be approximately $61,000 annually for 2017 through 2021.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, at the reasonable assurance level.
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
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
Changes in internal control
No changes in our internal control over financial reporting occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information concerning the directors of the Company will be contained under the heading “Proposal 1. Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement, which information is incorporated herein by reference.
Our executive officers are as follows:

Name and Title	Year in which service began as officer	Age (1)
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	69
Stephen R. Wherry Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	58
R. Gregory Crutchfield President, Power Corporation of America and Southeast Power Corporation	2016	57
___________________

(1)	As of February 28, 2017
Throughout the past five years, John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company, with responsibilities substantially consistent with those of their current positions.
John H. Sottile has served as Chairman of the Board of Directors since May 1998.
R. Gregory Crutchfield joined Power Corporation of America as Executive Vice President earlier in 2016 and has worked in the power line construction industry for over 25 years. Prior to joining (“PCA”), from 2007 to 2016, Mr. Crutchfield held the positions of Transmission Department Administrator, Transmission Field Operations Manager and Transmission Field Safety Director at Davis H. Elliot, an electrical construction contractor.
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
The Code is also available, free of charge, within the “Corporate Governance” section of our website, our website address is www.goldfieldcorp.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.
Audit Committee
Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2017 Proxy Statement, which information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information concerning executive compensation and director compensation will be contained under “Executive Compensation” and “Director Compensation” in our 2017 Proxy Statement, which information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning the security ownership of certain beneficial owners and management will be contained under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Proposal 1. Election of Directors” and “Director Compensation-Transactions with Related Parties” in our 2017 Proxy Statement, which information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2017 Proxy Statement, which information is incorporated herein by reference.
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

+10-3
Amended and Restated Performance-Based Bonus Plan effective January 1, 2016 is hereby incorporated by reference to the Company’s 2016 Proxy Statement, heretofore filed with the Commission on April 27, 2016 (file No. 1-7525).

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

10-5(rr)
Modification Promissory Note, dated June 15, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated June 16, 2016, heretofore filed with the Commission (file No. 1-7525).

10-5(ss)
Addendum to Modification Promissory Note, dated June 15, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated June 16, 2016, heretofore filed with the Commission (file No. 1-7525).

10-5(tt)
Modification Promissory Note, dated November 1, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $18.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 1, 2016, heretofore filed with the Commission (file No. 1-7525).

10-5(uu)
Addendum to Modification Promissory Note, dated November 1, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $18.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated November 1, 2016 heretofore filed with the Commission (file No. 1-7525).

10-6
Collateral Trust Agreement between The Goldfield Corporation, Valley Forge Insurance Company Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated October 25, 2010, heretofore filed with the Commission (file No. 1-7525).

10-7
Promissory Note of The Goldfield Corporation, dated January 31, 2014, relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-7(a)
Addendum to Promissory Note, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-7(b)
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

10-7(c)
Guaranty Agreement, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-8
The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

10-8(a)
The First Amendment to the Lease Agreement signed October 7, 2011, effective November 1, 2011 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated October 7, 2011, heretofore filed with the Commission (file No. 1-7525).

10-8(b)
The Second Amendment to the Lease Agreement signed July 29, 2013, effective November 1, 2013 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, heretofore filed with the Commission (file No. 1-7525).

10-9
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

10-10
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

10-11
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

10-11(b)
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

10-11(c)
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

10-12
Promissory Note of The Goldfield Corporation, dated March 6, 2015, relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-12(a)
Addendum to Promissory Note dated March 6, 2015 among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-12(b)
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

10-12(c)
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

+	Management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOLDFIELD CORPORATION

By:	/s/ JOHN H. SOTTILE
(John H. Sottile)

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2017.

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

+10-3
Amended and Restated Performance-Based Bonus Plan effective January 1, 2016 is hereby incorporated by reference to the Company’s 2016 Proxy Statement, heretofore filed with the Commission on April 27, 2016 (file No. 1-7525).

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

Exhibit	Description of Exhibit
10-5(qq)
Addendum to Modification Promissory Note, dated September 4, 2015, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 8, 2015, heretofore filed with the Commission (file No. 1-7525).

10-5(rr)
Modification Promissory Note, dated June 15, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated June 16, 2016, heretofore filed with the Commission (file No. 1-7525).

10-5(ss)
Addendum to Modification Promissory Note, dated June 15, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated June 16, 2016, heretofore filed with the Commission (file No. 1-7525).

10-5(tt)
Modification Promissory Note, dated November 1, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $18.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 1, 2016, heretofore filed with the Commission (file No. 1-7525).

10-5(uu)
Addendum to Modification Promissory Note, dated November 1, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $18.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated November 1, 2016 heretofore filed with the Commission (file No. 1-7525).

10-6
Collateral Trust Agreement between The Goldfield Corporation, Valley Forge Insurance Company Branch Banking and Trust Company is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated October 25, 2010, heretofore filed with the Commission (file No. 1-7525).

10-7
Promissory Note of The Goldfield Corporation, dated January 31, 2014, relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-7(a)
Addendum to Promissory Note, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-7(b)
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

10-7(c)
Guaranty Agreement, dated January 31, 2014, among The Goldfield Corporation, and Branch Banking and Trust Company relating to Loans of up to $10.0 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated January 31, 2014, heretofore filed with the Commission (file No. 1-7525).

10-8
The Lease Agreement dated June 7, 2004 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, heretofore filed with the Commission (file No. 1-7525).

10-8(a)
The First Amendment to the Lease Agreement signed October 7, 2011, effective November 1, 2011 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated October 7, 2011, heretofore filed with the Commission (file No. 1-7525).

10-8(b)
The Second Amendment to the Lease Agreement signed July 29, 2013, effective November 1, 2013 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, heretofore filed with the Commission (file No. 1-7525).

Exhibit	Description of Exhibit
10-9
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

10-10
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

10-11
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

10-11(b)
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

10-11(c)
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

10-12
Promissory Note of The Goldfield Corporation, dated March 6, 2015, relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated March 6, 2015 heretofore filed with the Commission (file No. 1-7525).

10-12(a)
Addendum to Promissory Note dated March 6, 2015 among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $2.0 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-12(b)
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

10-12(c)
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

Exhibit	Description of Exhibit
11	For computation of per share earnings, see note 9 to the consolidated financial statements.

*21	Subsidiaries of Registrant

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney

*31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241

*32-1	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*32-2	**Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document