Form 10-Q
period 2017-03-31
GOLDFIELD CORP
filed 2017-05-04
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

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
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of May 2, 2017 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$14,228,271	$20,599,648
Accounts receivable and accrued billings	16,970,860	19,094,407
Costs and estimated earnings in excess of billings on uncompleted contracts	10,403,910	7,313,099
Income taxes receivable	—	533,837
Residential properties under construction	1,389,764	1,552,131
Prepaid expenses	1,820,770	1,037,715
Other current assets	1,386,620	1,298,044
Total current assets	46,200,195	51,428,881

Property, buildings and equipment, at cost, net of accumulated depreciation of $34,509,095 in 2017 and $33,140,214 in 2016	37,388,016	33,245,947
Deferred charges and other assets
Land and land development costs	4,456,345	4,930,331
Cash surrender value of life insurance	550,672	550,672
Restricted cash	173,058	173,041
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $217,009 in 2017 and $201,634 in 2016	796,791	812,166
Other assets	82,980	59,712
Total deferred charges and other assets	6,161,253	6,627,329
Total assets	$89,749,464	$91,302,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,086,382	$11,386,119
Billings in excess of costs and estimated earnings on uncompleted contracts	520,231	845,057
Current portion of notes payable, net	6,102,928	6,101,855
Income taxes payable	1,241,528	—
Accrued remediation costs	85,036	102,526
Total current liabilities	16,036,105	18,435,557
Deferred income taxes	7,913,016	8,204,324
Accrued remediation costs, less current portion	112,380	112,380
Notes payable, less current portion, net	14,705,165	16,231,373
Other accrued liabilities	67,087	67,961
Total liabilities	38,833,753	43,051,595
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	30,960,838	28,295,689
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	50,915,711	48,250,562
Total liabilities and stockholders’ equity	$89,749,464	$91,302,157
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenue
Electrical construction	$29,448,647	$34,841,504
Other	1,275,217	917,480
Total revenue	30,723,864	35,758,984
Costs and expenses
Electrical construction	22,008,973	25,156,975
Other	874,277	657,329
Selling, general and administrative	1,779,972	1,430,414
Depreciation and amortization	1,748,892	1,537,974
(Gain) loss on sale of property and equipment	(2,572)	19,437
Total costs and expenses	26,409,542	28,802,129
Total operating income	4,314,322	6,956,855
Other income (expense), net
Interest income	7,336	6,820
Interest expense, net of amount capitalized	(134,020)	(159,548)
Other income, net	14,649	15,378
Total other expense, net	(112,035)	(137,350)
Income from continuing operations before income taxes	4,202,287	6,819,505
Income tax provision	1,537,138	2,519,489
Income from continuing operations	2,665,149	4,300,016
Loss from discontinued operations, net of income tax benefit of $0 in 2017 and $23,884 in 2016	—	(39,845)
Net income	$2,665,149	$4,260,171
Net income per share of common stock — basic and diluted
Continuing operations	$0.10	$0.17
Discontinued operations	—	—
Net income	$0.10	$0.17
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$2,665,149	$4,260,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,748,892	1,537,974
Amortization of debt issuance costs	5,921	6,087
Deferred income taxes	(291,308)	(28,835)
(Gain) loss on sale of property and equipment	(2,572)	19,437
Other gains	—	(204)
Changes in operating assets and liabilities
Accounts receivable and accrued billings	2,123,547	(1,725,207)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,090,811)	(7,179,593)
Residential properties under construction	162,367	145,450
Income taxes receivable	533,837	—
Prepaid expenses and other assets	(894,916)	(353,387)
Land and land development costs	473,986	(70,717)
Income taxes payable	1,241,528	1,661,321
Accounts payable and accrued liabilities	(3,222,390)	(791,087)
Billings in excess of costs and estimated earnings on uncompleted contracts	(324,826)	(219,323)
Accrued remediation costs	(17,490)	40,595
Net cash provided by (used in) operating activities	1,110,914	(2,697,318)
Cash flows from investing activities
Proceeds from disposal of property and equipment	36,242	31,731
Proceeds from notes receivable	—	17,291
Purchases of property, buildings and equipment	(5,987,477)	(529,503)
Net cash used in investing activities	(5,951,235)	(480,481)
Cash flows from financing activities
Proceeds from notes payable	—	750,000
Repayments on notes payable	(1,531,056)	(1,995,262)
Net cash used in financing activities	(1,531,056)	(1,245,262)
Net decrease in cash and cash equivalents	(6,371,377)	(4,423,061)
Cash and cash equivalents at beginning of period	20,599,648	11,374,238
Cash and cash equivalents at end of period	$14,228,271	$6,951,177
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$127,751	$129,311
Income taxes paid, net	$53,081	$863,119
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$87,482	$66,586
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
Basis of Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2016, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. These statements should be read in conjunction with the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2017 and December 31, 2016, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Land and Land Development Costs and Residential Properties Under Construction
The costs of a land purchase and any development expenses up to the initial construction phase of any residential property development project are recorded under the asset “land and land development costs.” Once construction commences, both the land development costs and construction costs are recorded under the asset “residential properties under construction.” The assets “land and land development costs” and “residential properties under construction” relating to specific projects are recorded as current assets when the estimated project completion date is less than one year from the date of the consolidated financial statements, or as non-current assets when the estimated project completion date is one year or more from the date of the consolidated financial statements.
In accordance with Accounting Standards Codification (“ASC”) Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either the three months ended March 31, 2017 or in 2016.
Goodwill and Intangible Assets
Intangible assets with finite useful lives recorded in connection with a historical acquisition are amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2016, the Company assessed the recoverability of its long-lived assets and goodwill, and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets.
Segment Reporting
The Company operates as a single reportable segment, electrical construction, under ASC Topic 280-10-50 Disclosures about Segments of an Enterprise and Related Information. The Company’s real estate development operation has diminished to a point that it is no longer significant for reporting purposes and, accordingly, results of the ongoing real estate development operations are included in the income statement under the caption “Other.” Certain corporate costs are not allocated to the electrical construction segment.
Reclassifications
Certain amounts previously reflected in the prior year statement of cash flows have been reclassified to conform to the Company’s 2017 presentation. The prior year cash flows from operating activities include amounts under contract loss accruals which are currently reported within accounts payable and accrued liabilities, as well as amounts that were previously reported under prepaid expenses and other assets which are currently reported under residential properties under construction. These reclassifications had no effect on the previously reported total of cash flows from operating activities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for either retrospective or cumulative effect transition methods of adoption and is effective for periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 which provides a one-year deferral of the revenue recognition standard’s effective date. Public business entities are required to apply the revenue recognition standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early application is permitted but not before the original effective date for public business entities (annual reporting periods beginning after December 15, 2016). The option to use either a retrospective or cumulative effect transition method did not change.
The Company has performed preliminary assessments and continues to assess the impact on our accounting practices, policies and procedures for recognizing revenue under the new standard. Specifically, under the new standard, electrical construction fixed-price contracts currently accounted for under ASC 605-35 will be recognized over time as services are performed and the underlying obligation to the customer is fulfilled. Generally, this will result in the use of input measures on a cost to cost basis similar to the practices currently in place for contracts accounted for under ASC 605-35. The Company has assessed that under the new guidance the primary impact will be on the timing of when contract modifications and change orders are recognized, mainly due to the application of the contract identification criteria. Currently, contract modifications and change orders are generally included in total contract value when executed by the customer as compared to the new guidance, when legally enforceable. This may result in timing differences on the recognition in revenue and margin when compared to current practices. The Company has also determined there will not be material changes in the pattern of revenue recognition for electrical construction contracts, which are currently accounted for on a time and materials basis. These contracts will be treated as a series of distinct services transferred over time and will generally result in a similar revenue pattern when compared to our current accounting policies.
Additionally, for real estate development operations presented under the caption “Other” in the consolidated financial statements, the Company estimates that there will not be changes in the pattern of revenue recognition and will continue to recognize revenue upon the transfer of control of the promised real estate properties, generally at time of closing.
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
In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 of the current goodwill impairment test. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the recorded amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after

January 1, 2017. The Company is currently assessing the impact that adoption will have on its consolidated financial statements however, the Company does not expect this ASU to have a significant impact on its consolidated financial statements or disclosures.
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rates from continuing operations for the three months ended March 31 as indicated:

	Three Months Ended March 31,
	2017	2016
Income tax provision	$1,537,138	$2,519,489
Effective income tax rate	36.6%	36.9%
The Company’s expected tax rate for the year ending December 31, 2017, which was calculated based on the estimated annual operating results for the year, is 36.6%. The expected tax rate differs from the federal statutory rate of 35% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
The Company’s effective tax rate for the three months ended March 31, 2017 was 36.6% and reflects the annual expected tax rate for 2017. The effective tax rate for the three months ended March 31, 2016 was 36.9%, which differs from the federal statutory rate of 35% mainly due to state income taxes and non-deductible expenses offset by the domestic production activities deduction.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2017 is approximately $2.4 million.
The Company has gross unrecognized tax benefits of $5,000 as of both March 31, 2017 and December 31, 2016. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2013 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 3 – Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $197,000 and $215,000, as of March 31, 2017 and December 31, 2016, respectively. There was no change to the provision related to discontinued operations during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company increased the provision by $64,000 ($40,000, net of tax benefit of $24,000). This increase was related to costs associated with some corrective remediation efforts during the period. The remaining balance of the accrued remediation costs as of March 31, 2017, mainly represents estimated future charges for EPA response costs and monitoring of the property. The total costs to be incurred in future periods may vary from this estimate.
The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 4 – Notes Payable
The following table presents the balances of notes payable as of the dates indicated:

	Lending Institution	Maturity Date	March 31, 2017	December 31, 2016	Interest Rates
					March 31, 2017	December 31, 2016
Working Capital Loan	Branch Banking and Trust Company	November 28, 2019	$3,950,000	$3,950,000	2.81%	2.44%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	7,024,074	7,579,630	3.00%	2.81%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	8,750,500	9,601,000	2.69%	2.50%
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	1,131,625	1,256,625	2.69%	2.50%
Total notes payable			20,856,199	22,387,255
Less unamortized debt issuance costs			48,106	54,027
Total notes payable, net			20,808,093	22,333,228
Less current portion of notes payable, net			6,102,928	6,101,855
Notes payable net, less current portion			$14,705,165	$16,231,373
As of March 31, 2017, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated March 6, 2015 (the “2015 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
As of March 31, 2017, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $18.0 million, to be used as a “Working Capital Loan.” As of both March 31, 2017 and December 31, 2016, borrowings under the Working Capital Loan were $4.0 million. As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $420,000 as of both March 31, 2017 and December 31, 2016.
As of March 31, 2017, the Debtors had loan agreements with the Bank for the $10.0 Million Equipment Loan, the $17.0 Million Equipment Loan and the $2.0 Million Equipment Loan. All loans with the Bank are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.
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

Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2017, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $33.3 million.
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
As of March 31, 2017 and 2016, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three months ended March 31, 2017 and 2016.
Note 7 – Customer Concentration
For the three months ended March 31, 2017 and 2016, the three largest customers accounted for 66% and 64%, respectively, of the Company’s total revenue.
Note 8 – Restricted Cash
Restricted cash, reported under “Deferred charges and other assets” on the Company’s balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s workers’ compensation insurance policies.

Note 9 – Goodwill and Other Intangible Assets
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		March 31, 2017			December 31, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(138,669)	$501,331	$640,000	$(128,002)	$511,998
Customer relationships	20	350,000	(56,875)	293,125	350,000	(52,500)	297,500
Non-competition agreement	5	10,000	(7,665)	2,335	10,000	(7,332)	2,668
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(217,009)	$796,791	$1,013,800	$(201,634)	$812,166
Amortization of definite-lived intangible assets will be approximately $61,000 annually for 2017 through 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed-price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2016 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.
You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
We are a provider of electrical construction services, primarily in the Southeast and mid-Atlantic regions of the United States and Texas. Our first quarter revenue of $30.7 million slightly decreased 3.2%, from our fourth quarter 2016 revenue of $31.8 million. However, due to the absence of certain large, higher margin fixed-price projects substantially completed in the first and second quarters of 2016, our total consolidated revenue decreased 14.1% to $30.7 million from $35.8 million.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the three months ended March 31, 2017 and the year ended December 31, 2016, three of our customers accounted for approximately 66% and 58% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses were $42,000 as of March 31, 2017 and insignificant as of December 31, 2016. The accrued contract losses as of March 31, 2017 are mainly attributable to transmission projects experiencing unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable and estimable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, we completed remediation activities at a mining site which we sold over 50 years ago. We had a balance of accrued remediation costs, related mainly to Environmental Protection Agency response costs and monitoring of the site, as of March 31, 2017 and December 31, 2016, of $197,000 and $215,000, respectively. We anticipate that this accrual will be adequate to cover the full remediation costs. The accrual will be reviewed periodically based upon facts and circumstances available at the time.
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
As of March 31, 2017, in accordance with ASU No 2015-17, our deferred tax assets and liabilities are netted and reported as a non-current deferred tax liability on our balance sheet. Our non-current deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by our deferred tax assets, largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, accrued remediation costs, inventory adjustments and capitalized acquisition costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2017 is approximately $2.4 million.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016
The table below presents our operating income from continuing operations for the three months ended March 31, 2017 and 2016:

	2017	2016
Revenue
Electrical construction	$29,448,647	$34,841,504
Other	1,275,217	917,480
Total revenue	30,723,864	35,758,984
Costs and expenses
Electrical construction	22,008,973	25,156,975
Other	874,277	657,329
Selling, general and administrative	1,779,972	1,430,414
Depreciation and amortization	1,748,892	1,537,974
(Gain) loss on sale of property and equipment	(2,572)	19,437
Total costs and expenses	26,409,542	28,802,129
Total operating income	$4,314,322	$6,956,855
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended March 31, 2017 was $30.7 million, a decrease of $5.0 million, or 14.1%, from $35.8 million for the same period in 2016. Electrical construction operations revenue was $29.4 million, a decrease of $5.4 million, or 15.5%, from $34.8 million for the same period in 2016. Electrical construction revenue remained strong despite the absence of certain large, higher margin fixed-price contracts substantially completed in the first and second quarters of 2016. The 2017 revenue reflects continued growth in Texas and other master service agreement (“MSA”) projects.
Revenue from real estate development operations, included under the caption “Other,” increased to $1.3 million for the three months ended March 31, 2017 from $917,000 in 2016. This increase was due to the increased number and mix of properties sold in the three months ended March 31, 2017, compared to 2016.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The table below presents our total backlog as of March 31, 2017 and 2016 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have remaining renewals ranging from one to three years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $99.2 million, or 78.8% of our total estimated MSA backlog as of March 31, 2017.

	Backlog as of		Backlog as of
	March 31, 2017		March 31, 2016
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts	$26,432,289	$26,432,289	$36,598,864	$36,598,864
Estimated MSAs	53,022,788	125,885,856	31,102,848	124,074,850
Total	$79,455,077	$152,318,145	$67,701,712	$160,673,714

Our 12-month backlog as of March 31, 2017 increased $11.8 million, or 17.4%, to $79.5 million, due to favorable timing in the release of MSA projects. Our estimated MSA backlog increased $1.8 million to $125.9 million due to increases in MSA work in Texas and continued MSA project awards in Florida. Project-specific firm backlog decreased as a result of the completion of several large fixed-price contracts in 2016 and early 2017.
Our total backlog as of March 31, 2017 was $152.3 million, compared to $160.7 million as of March 31, 2016, a decrease of 5.2%.
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
As of March 31, 2017 and 2016, estimated MSAs accounted for approximately 82.6% and 77.2% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
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
Operating Results
Total operating income was $4.3 million for the three months ended March 31, 2017, a decrease from $7.0 million for the same period in 2016. This decrease was mainly attributable to the substantial completion in the first and second quarters of 2016 of certain large, higher margin fixed-price projects, partially offset by growth in projects in Texas and other MSA projects. Also contributing to the decrease in operating income were increases in depreciation and “Other” costs. The increase in depreciation was due to the increase in capital expenditures during the current period when compared to 2016, mainly attributable to advantageous purchasing opportunities and fleet upgrades. The increase in “Other” costs was a result of increases in selling related expenses.
Gross margin on electrical construction operations for the three months ended March 31, 2017 was 25.3%, compared to 27.8% for the same period in 2016. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by electrical construction revenue.

The following below provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended March 31, 2017 and 2016:

	2017	2016
Net income (GAAP as reported)	$2,665,149	$4,260,171
Interest expense, net of amount capitalized	134,020	159,548
Provision for income taxes, net (1)	1,537,138	2,495,605
Depreciation and amortization (2)	1,748,892	1,537,974
EBITDA	$6,085,199	$8,453,298
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
Costs and Expenses
Total costs and expenses decreased by $2.4 million to $26.4 million for the three months ended March 31, 2017, from $28.8 million for the same period in 2016, largely attributable to the decrease in electrical construction revenue.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2017 and 2016:

	2017	2016
Electrical construction operations	$369,022	$113,417
Other	256,376	182,229
Corporate	1,154,574	1,134,768
Total	$1,779,972	$1,430,414

SG&A expenses increased 24.4% to $1.8 million for the three months ended March 31, 2017, from $1.4 million for the three months ended March 31, 2016. The increase in SG&A expenses was mainly attributable to increases in selling expenses associated with our “Other” operations and a change in the method of allocating corporate SG&A expenses during the three months ended March 31, 2017, when compared to the same period in 2016. As a percentage of revenue, SG&A expenses increased to 5.8% for 2017, from 4.0% for the same period in 2016, due primarily to the aforementioned increase in SG&A expenses during the current period.
The following table sets forth depreciation and amortization expense for the three months ended March 31, 2017 and 2016:

	2017	2016
Electrical construction operations	$1,714,664	$1,507,612
Other	3,799	3,586
Corporate	30,429	26,776
Total	$1,748,892	$1,537,974
Depreciation and amortization expense, which includes $15,000 of amortization expense for intangibles, increased to $1.7 million for the three months ended March 31, 2017, from $1.5 million for the three months ended March 31, 2016, as a result of an increase in capital expenditures, mainly attributable to purchasing opportunities and fleet upgrades.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31, 2017 and 2016:

	2017	2016
Income tax provision	$1,537,138	$2,519,489
Effective income tax rate	36.6%	36.9%
Our expected tax rate for the year ending December 31, 2017, which was calculated based on the estimated annual operating results for the year, is 36.6%. Our expected tax rate differs from the federal statutory rate of 35% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
Our effective tax rate for the three months ended March 31, 2017 was 36.6% and reflects the annual expected tax rate for 2017. The effective tax rate for the three months ended March 31, 2016 was 36.9% and differs from the federal statutory rate of 35% mainly due to state income taxes and non-deductible expenses offset by the domestic production activities deduction.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of March 31, 2017, we had cash and cash equivalents of $14.2 million and working capital of $30.2 million, as compared to cash and cash equivalents of $20.6 million, and working capital of $33.0 million as of December 31, 2016.
In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $13.6 million was available for borrowing as of March 31, 2017. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the three months ended March 31, 2017 and 2016:

	2017	2016
Net cash provided by (used in) operating activities	$1,110,914	$(2,697,318)
Net cash used in investing activities	(5,951,235)	(480,481)
Net cash used in financing activities	(1,531,056)	(1,245,262)
Net decrease in cash and cash equivalents	$(6,371,377)	$(4,423,061)

Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $1.1 million for the three months ended March 31, 2017, compared to cash used in operating activities of $2.7 million for the same period in 2016. The increase in cash flows from operating activities was approximately $3.8 million, and was primarily due to the changes reflected in our costs and estimated earnings in excess of billings on uncompleted contracts offset by the decrease in net income. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended March 31, 2017 and 2016, our DSO for accounts receivable and accrued billings were 52 and 49, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 32 and 46, respectively. The increase in our DSO for accounts receivable and accrued billings and the corresponding decrease in our costs and estimated earnings in excess of billings for the quarter ended March 31, 2017, when compared to the same quarterly period in 2016 was mainly due to the timing of project billings. As of May 3, 2017, we have received approximately 86.6% of our March 31, 2017 outstanding trade accounts receivable and have billed 61.7% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $53,000 for the three months ended March 31, 2017 from $863,000 for the three months ended March 31, 2016 due to the change in federal tax due dates. Taxes paid for the three months ended March 31, 2017 included approximately $2,000 for the 2016 income tax liability and the remaining $51,000 for the estimated 2017 income tax liability. Taxes paid for the three months ended March 31, 2016 included $467,000 for the 2015 income tax liability and the remaining $396,000 for the estimated 2016 income tax liability. The reduced effective tax rate, due to the domestic production activities deduction, improves liquidity of expected future tax payments.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2017, was $6.0 million, compared to cash used in investing activities of $480,000 for 2016. The increase in cash used in our investing activities for the three months ended March 31, 2017, when compared to 2016, is primarily attributable to capital expenditures of $6.0 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2017 is expected to total approximately $10.1 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2017, was $1.5 million, compared to cash used in financing activities of $1.2 million for the same period in 2016. Our financing activities for the current period consisted of repayments of $851,000 on our $17.0 Million Equipment Loan, repayments of $556,000 on our $10.0 Million Equipment Loan, and repayments of $125,000 on our $2.0 Million Equipment Loan (as such loans are defined in note 4 to the consolidated financial statements). Our financing activities for the three months ended March 31, 2016 consisted mainly of repayments of $875,000 on our $17.0 Million Equipment Loan and repayments of $370,000 on our $10.0 Million Equipment Loan (as such loans are defined in note 4 to the consolidated financial statements).
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of March 31, 2017.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	March 31, 2017
Tangible net worth minimum	$20,000,000	$50,017,513
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	0.78 : 1.0
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.3 : 1.0	3.95 : 1.00
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
Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of March 31, 2017, at the reasonable assurance level.
Changes in internal control
Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
The Company is not currently involved in any material legal proceedings, having substantially completed the Environmental Protection Agency remediation matter described in note 3 to the consolidated financial statements in this Form 10-Q.
Item 1A.    Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

Dated: May 4, 2017		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
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