Form 10-Q
period 2017-06-30
GOLDFIELD CORP
filed 2017-08-09
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of August 4, 2017 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$22,376,249	$20,599,648
Accounts receivable and accrued billings	19,246,943	19,094,407
Costs and estimated earnings in excess of billings on uncompleted contracts	6,381,544	7,313,099
Income taxes receivable	32,652	533,837
Residential properties under construction	1,791,110	1,552,131
Prepaid expenses	1,316,431	1,037,715
Other current assets	1,226,001	1,298,044
Total current assets	52,370,930	51,428,881
Property, buildings and equipment, at cost, net of accumulated depreciation of $36,088,057 in 2017 and $33,140,214 in 2016	37,276,568	33,245,947
Deferred charges and other assets
Land and land development costs	4,614,152	4,930,331
Cash surrender value of life insurance	550,461	550,672
Restricted cash	173,075	173,041
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $232,384 in 2017 and $201,634 in 2016	781,416	812,166
Other assets	466,095	59,712
Total deferred charges and other assets	6,686,606	6,627,329
Total assets	$96,334,104	$91,302,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$7,694,984	$11,386,119
Billings in excess of costs and estimated earnings on uncompleted contracts	212,152	845,057
Current portion of notes payable, net	6,096,045	6,101,855
Accrued remediation costs	101,657	102,526
Total current liabilities	14,104,838	18,435,557
Deferred income taxes	7,778,574	8,204,324
Accrued remediation costs, less current portion	80,083	112,380
Notes payable, less current portion, net	20,403,474	16,231,373
Other accrued liabilities	533,531	67,961
Total liabilities	42,900,500	43,051,595
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	33,478,731	28,295,689
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	53,433,604	48,250,562
Total liabilities and stockholders’ equity	$96,334,104	$91,302,157
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Electrical construction	$28,804,467	$30,890,691	$58,253,114	$65,732,195
Other	305,415	1,365,782	1,580,632	2,283,261
Total revenue	29,109,882	32,256,473	59,833,746	68,015,456
Costs and expenses
Electrical construction	21,410,600	21,777,492	43,419,573	46,934,467
Other	216,727	977,578	1,091,004	1,634,908
Selling, general and administrative	1,554,782	1,644,005	3,334,756	3,074,417
Depreciation and amortization	1,812,597	1,543,869	3,561,488	3,081,843
Loss (gain) on sale of property and equipment	14,138	(1,294)	11,565	18,143
Total costs and expenses	25,008,844	25,941,650	51,418,386	54,743,778
Total operating income	4,101,038	6,314,823	8,415,360	13,271,678
Other income (expense), net
Interest income	5,855	8,539	13,190	15,360
Interest expense, net of amount capitalized	(138,440)	(151,742)	(272,459)	(311,291)
Other income, net	15,818	14,082	30,467	29,460
Total other expense, net	(116,767)	(129,121)	(228,802)	(266,471)
Income from continuing operations before income taxes	3,984,271	6,185,702	8,186,558	13,005,207
Income tax provision	1,466,378	2,271,458	3,003,516	4,790,947
Income from continuing operations	2,517,893	3,914,244	5,183,042	8,214,260
Loss from discontinued operations, net of income tax benefit of $0 in 2017 and $42,193 and $66,077, respectively in 2016	—	(68,162)	—	(108,007)
Net income	$2,517,893	$3,846,082	$5,183,042	$8,106,253
Net income per share of common stock — basic and diluted
Continuing operations	$0.10	$0.15	$0.20	$0.32
Discontinued operations	—	—	—	—
Net income	$0.10	$0.15	$0.20	$0.32
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$5,183,042	$8,106,253
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,561,488	3,081,843
Amortization of debt issuance costs	11,671	11,976
Deferred income taxes	(425,750)	(139,939)
Loss on sale of property and equipment	11,565	18,143
Other losses (gains)	211	(553)
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(152,536)	(5,518,138)
Costs and estimated earnings in excess of billings on uncompleted contracts	931,555	731,292
Residential properties under construction	(238,979)	(2,605,360)
Income taxes receivable	501,185	—
Prepaid expenses and other assets	(613,090)	469,594
Land and land development costs	316,179	(185,720)
Income taxes payable	—	(376,809)
Accounts payable and accrued liabilities	(3,474,562)	(806,566)
Billings in excess of costs and estimated earnings on uncompleted contracts	(632,905)	1,452,183
Accrued remediation costs	(33,166)	115,376
Net cash provided by operating activities	4,945,908	4,353,575
Cash flows from investing activities
Proceeds from disposal of property and equipment	44,242	33,025
Proceeds from notes receivable	—	56,048
Purchases of property, buildings and equipment	(7,368,169)	(1,229,876)
Net cash used in investing activities	(7,323,927)	(1,140,803)
Cash flows from financing activities
Proceeds from notes payable	22,600,000	3,950,000
Repayments on notes payable	(18,437,255)	(3,526,318)
Debt issuance costs	(8,125)	(3,350)
Net cash provided by financing activities	4,154,620	420,332
Net increase in cash and cash equivalents	1,776,601	3,633,104
Cash and cash equivalents at beginning of period	20,599,648	11,374,238
Cash and cash equivalents at end of period	$22,376,249	$15,007,342
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$254,014	$277,801
Income taxes paid, net	$2,928,081	$5,241,619
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$414,700	$127,729
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
Basis of Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2016, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. These statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2017 and December 31, 2016, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company’s long-term notes payable are estimated by management to approximate carrying value since the interest rates prescribed by Branch Banking and Trust

Company (the “Bank”) are variable market interest rates and are adjusted periodically, and as such, are classified as Level 2. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.
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
In accordance with Accounting Standards Codification (“ASC”) Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either the six months ended June 30, 2017 or in 2016.
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
Reclassifications
Certain amounts previously reflected in the prior year statement of cash flows have been reclassified to conform to the Company’s 2017 presentation. The prior year cash flows from operating activities include amounts under contract loss accruals which are currently reported within accounts payable and accrued liabilities. This reclassification had no effect on the previously reported total of cash flows from operating activities.
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
Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rates from continuing operations for the three and six month periods ended June 30 as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax provision	$1,466,378	$2,271,458	$3,003,516	$4,790,947
Effective income tax rate	36.8%	36.7%	36.7%	36.8%
The Company’s expected tax rate for the year ending December 31, 2017, which was calculated based on the estimated annual operating results for the year, is 36.7%. The expected tax rate differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
The Company’s effective tax rate for the three and six months ended June 30, 2017 was 36.8% and 36.7%, respectively. The effective tax rate for the three months ended June 30, 2017 differs from the statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction. The effective tax rate for the six months ended June 30, 2017 reflects the annual expected tax rate for 2017. The effective tax rate for the three and six months ended June 30, 2016 were 36.7% and 36.8%, which differs from the federal statutory rate of 35% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2017 is approximately $2.5 million.
The Company has gross unrecognized tax benefits of $5,000 as of both June 30, 2017 and December 31, 2016. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2013 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 3 – Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $182,000 and $215,000, as of June 30, 2017 and December 31, 2016, respectively. There was no change to the provision related to discontinued operations during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company increased the provision by $174,000 ($108,000, net of tax benefit of $66,000). This increase was related to costs associated with some corrective remediation efforts during the period. The remaining balance of the accrued remediation costs as of June 30, 2017, mainly represents estimated future charges for EPA response costs and monitoring of the property. The total costs to be incurred in future periods may vary from this estimate.

The provision will be reviewed periodically based upon facts and circumstances available at the time.
Note 4 – Notes Payable
The following table presents the balances of notes payable as of the dates indicated:

	Lending Institution	Maturity Date	June 30, 2017	December 31, 2016	Interest Rates
					June 30, 2017	December 31, 2016
Working Capital Loan	Branch Banking and Trust Company	November 28, 2019	$3,950,000	$3,950,000	2.94%	2.44%
$22.6 Million Equipment Loan	Branch Banking and Trust Company	March 9, 2021	22,600,000	—	2.94%	—%
$10.0 Million Equipment Loan	Branch Banking and Trust Company	July 28, 2020	—	7,579,630	—%	2.81%
$17.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	—	9,601,000	—%	2.50%
$2.0 Million Equipment Loan	Branch Banking and Trust Company	March 6, 2020	—	1,256,625	—%	2.50%
Total notes payable			26,550,000	22,387,255
Less unamortized debt issuance costs			50,481	54,027
Total notes payable, net			26,499,519	22,333,228
Less current portion of notes payable, net			6,096,045	6,101,855
Notes payable net, less current portion			$20,403,474	$16,231,373
As of June 30, 2017, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated June 9, 2017 (the “2017 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
As of June 30, 2017, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $18.0 million, to be used as a “Working Capital Loan.” As of both June 30, 2017 and December 31, 2016, borrowings under the Working Capital Loan were $4.0 million. As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $420,000 as of both June 30, 2017 and December 31, 2016.
As of June 30, 2017, the Debtors had a loan agreement with the Bank for the $22.6 Million Equipment Loan which is guaranteed by the Debtors and includes the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.
The Working Capital Loan and the $22.6 Million Equipment Loan bear interest at a rate per annum equal to one month LIBOR (as defined in the documentation related to each loan) plus 1.80%, which will be adjusted monthly and subject to a maximum rate as described in the documentation related to each loan.
On June 9, 2017, the Company and the Debtors entered into the $22.6 Million Equipment Loan agreement. Borrowings of $15.6 million from the $22.6 Million Equipment Loan were used to pay in full all the outstanding Bank equipment loans, with the exception of the Working Capital Loan, plus accrued interest and loan closing costs.
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

Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2017, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $37.3 million.
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
As of June 30, 2017 and 2016, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and six month periods ended June 30, 2017 and 2016.
Note 7 – Customer Concentration
For the six months ended June 30, 2017 and 2016, the three largest customers accounted for 68% and 60%, respectively, of the Company’s total revenue. For the three months ended June 30, 2017 and 2016, three largest customers accounted for 69% and 57%, respectively, of the Company’s total revenue.
Note 8 – Restricted Cash
Restricted cash, reported under “Deferred charges and other assets” on the Company’s balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s workers’ compensation insurance policies.

Note 9 – Goodwill and Other Intangible Assets
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		June 30, 2017			December 31, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(149,336)	$490,664	$640,000	$(128,002)	$511,998
Customer relationships	20	350,000	(61,250)	288,750	350,000	(52,500)	297,500
Non-competition agreement	5	10,000	(7,998)	2,002	10,000	(7,332)	2,668
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(232,384)	$781,416	$1,013,800	$(201,634)	$812,166
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
Overview
We are a provider of electrical construction services, primarily in the Southeast and mid-Atlantic regions of the United States and Texas. For the six months ended June 30, 2017, our total consolidated revenue was $59.8 million, a 12.0% decrease from $68.0 million in the same period in 2016.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the six months ended June 30, 2017 and the year ended December 31, 2016, three of our customers accounted for approximately 68% and 58% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses were $14,000 as of June 30, 2017 and insignificant as of December 31, 2016. The accrued contract losses as of June 30, 2017 are mainly attributable to transmission projects experiencing unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable and estimable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, we completed remediation activities at a mining site which we sold over 50 years ago. We had a balance of accrued remediation costs, related mainly to Environmental Protection Agency response costs and monitoring of the site, as of June 30, 2017 and December 31, 2016, of $182,000 and $215,000, respectively. We anticipate that this accrual will be adequate to cover the full remediation costs. The accrual will be reviewed periodically based upon facts and circumstances available at the time.
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
As of June 30, 2017, in accordance with ASU No 2015-17, our deferred tax assets and liabilities are netted and reported as a non-current deferred tax liability on our balance sheet. Our non-current deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by our deferred tax assets, largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, inventory adjustments and capitalized acquisition costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2017 is approximately $2.5 million.
RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016
The following table presents our operating income from continuing operations for the six months ended June 30, 2017 and 2016:

	2017	2016
Revenue
Electrical construction	$58,253,114	$65,732,195
Other	1,580,632	2,283,261
Total revenue	59,833,746	68,015,456
Costs and expenses
Electrical construction	43,419,573	46,934,467
Other	1,091,004	1,634,908
Selling, general and administrative	3,334,756	3,074,417
Depreciation and amortization	3,561,488	3,081,843
Loss on sale of property and equipment	11,565	18,143
Total costs and expenses	51,418,386	54,743,778
Total operating income	$8,415,360	$13,271,678
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the six months ended June 30, 2017 was $59.8 million, a decrease of $8.2 million, or 12.0%, from $68.0 million for the same period in 2016. Electrical construction operations revenue was $58.3 million, a decrease of $7.5 million, or 11.4%, from $65.7 million for the same period in 2016. Electrical construction revenue decreased due to certain large, higher margin fixed-price contracts substantially completed in the first and second quarters of 2016, partially offset by continued growth in master service agreement (“MSA”) projects.
Revenue from real estate development operations, included under the caption “Other,” decreased to $1.6 million for the six months ended June 30, 2017 from $2.3 million in 2016. This decline was due to the decreased number and mix of properties sold in the six months ended June 30, 2017, compared to 2016.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The following table presents our total backlog as of June 30, 2017 and 2016 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have remaining renewals ranging from one to three years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $100.8 million, or 86.9% of our total estimated MSA backlog as of June 30, 2017.

	Backlog as of		Backlog as of
	June 30, 2017		June 30, 2016
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts(1)	$13,678,981	$13,678,981	$30,935,084	$30,935,084
Estimated MSAs	55,119,232	116,005,308	40,475,275	132,940,546
Total	$68,798,213	$129,684,289	$71,410,359	$163,875,630

(1)Amount includes firm contract awards under MSA agreements.

Our total backlog as of June 30, 2017 was $129.7 million, compared to $163.9 million as of June 30, 2016, a decrease of 20.9%.
Our 12-month backlog as of June 30, 2017 decreased slightly to $68.8 million, compared to $71.4 million as of June 30, 2016. Our estimated MSA backlog decreased $16.9 million to $116.0 million due to the completion of work under existing MSAs not yet eligible for renewal. Project-specific firm backlog decreased as a result of the completion of several large fixed-price contracts in 2016 and early 2017.
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
As of June 30, 2017 and 2016, estimated MSAs accounted for approximately 89.5% and 81.1% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
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
Operating Results
Total operating income was $8.4 million for the six months ended June 30, 2017, a decrease from $13.3 million for the same period in 2016. This decrease was mainly attributable to the substantial completion in the first and second quarters of 2016 of certain large, higher margin fixed-price projects, lower volume and an increase in depreciation. The increase in depreciation was due to the increase in capital expenditures during the current period when compared to 2016, mainly attributable to advantageous purchasing opportunities and fleet upgrades.
Gross margin on electrical construction operations for the six months ended June 30, 2017 was 25.5%, compared to 28.6% for the same period in 2016. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by electrical construction revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the six months ended June 30, 2017 and 2016:

	2017	2016
Net income (GAAP as reported)	$5,183,042	$8,106,253
Interest expense, net of amount capitalized	272,459	311,291
Provision for income taxes, net (1)	3,003,516	4,724,870
Depreciation and amortization (2)	3,561,488	3,081,843
EBITDA	$12,020,505	$16,224,257
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
Costs and Expenses
Total costs and expenses decreased by $3.3 million to $51.4 million for the six months ended June 30, 2017, from $54.7 million for the same period in 2016, primarily attributable to the decrease in electrical construction and “Other” revenue.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2017 and 2016:

	2017	2016
Electrical construction operations	$746,644	$467,116
Other	406,577	408,509
Corporate	2,181,535	2,198,792
Total	$3,334,756	$3,074,417

SG&A expenses increased 8.5% to $3.3 million for the six months ended June 30, 2017, from $3.1 million for the six months ended June 30, 2016. The increase in SG&A expenses was mainly attributable to a change in the method of allocating corporate SG&A expenses during the six months ended June 30, 2017, when compared to the same period in 2016. As a percentage of revenue, SG&A expenses increased to 5.6% for 2017, from 4.5% for the same period in 2016, due primarily to the aforementioned increase in SG&A expenses during the current period. For the six months ended June 30, 2017, electrical construction operations SG&A expenses includes amounts allocated from our Corporate SG&A expenses, mainly due to Corporate’s continued support of the Company’s electrical construction operations.
The following table sets forth depreciation and amortization expense for the six months ended June 30, 2017 and 2016:

	2017	2016
Electrical construction operations	$3,495,047	$3,020,920
Other	7,539	6,608
Corporate	58,902	54,315
Total	$3,561,488	$3,081,843
Depreciation and amortization expense, which includes $31,000 of amortization expense for intangibles, increased to $3.6 million for the six months ended June 30, 2017, from $3.1 million for the six months ended June 30, 2016, as a result of an increase in capital expenditures, mainly attributable to favorable purchasing opportunities and fleet upgrades.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30, 2017 and 2016:

	2017	2016
Income tax provision	$3,003,516	$4,790,947
Effective income tax rate	36.7%	36.8%
Our expected tax rate for the year ending December 31, 2017, which was calculated based on the estimated annual operating results for the year, is 36.7%. Our expected tax rate differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
Our effective tax rate for the six months ended June 30, 2017 was 36.7% and reflects the annual expected tax rate for 2017. The effective tax rate for the six months ended June 30, 2016 was 36.8% and differs from the federal statutory rate of 35% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016
The following table presents our operating income from continuing operations for the three months ended June 30, 2017 and 2016:

	2017	2016
Revenue
Electrical construction	$28,804,467	$30,890,691
Other	305,415	1,365,782
Total revenue	29,109,882	32,256,473
Costs and expenses
Electrical construction	21,410,600	21,777,492
Other	216,727	977,578
Selling, general and administrative	1,554,782	1,644,005
Depreciation and amortization	1,812,597	1,543,869
Loss (gain) on sale of property and equipment	14,138	(1,294)
Total costs and expenses	25,008,844	25,941,650
Total operating income	$4,101,038	$6,314,823
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.

Revenue
Total revenue for the three months ended June 30, 2017, decreased 9.8% to $29.1 million, from $32.3 million in 2016. Electrical construction operations revenue decreased $2.1 million, 6.8%, to $28.8 million, from $30.9 million in 2016, due primarily to certain large, higher margin fixed-price contracts substantially completed in the same period in 2016.
Revenue from real estate development is included under the caption “Other” decreased to $305,000 from $1.4 million in 2016. This decline was due to the decreased number and mix of properties sold in the three months ended June 30, 2017, compared to 2016.
Operating Results
Total operating income decreased to $4.1 million for the three months ended June 30, 2017, from $6.3 million in 2016. This decrease was mainly attributable to the substantial completion in the second quarter of 2016 of certain large, higher margin fixed-price projects, lower volume and an increase in depreciation.
Gross margin on electrical construction operations for the three months ended June 30, 2017, was 25.7% compared to 29.5% for the same period in 2016. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by electrical construction revenue.
The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended June 30, 2017 and 2016:

EBITDA	2017	2016
Net income (GAAP as reported)	$2,517,893	$3,846,082
Interest expense, net of amount capitalized	138,440	151,742
Provision for income taxes, net (1)	1,466,378	2,229,265
Depreciation and amortization (2)	1,812,597	1,543,869
EBITDA	$5,935,308	$7,770,958
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
Costs and Expenses
Total costs and expenses decreased by $933,000 to $25.0 million for the three months ended June 30, 2017, from $25.9 million in the same period in 2016, primarily attributable to the decrease in electrical construction revenue.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2017 and 2016:

	2017	2016
Electrical construction operations	$377,621	$353,699
Other	150,200	226,281
Corporate	1,026,961	1,064,025
Total	$1,554,782	$1,644,005
SG&A expenses decreased 5.4% to $1.6 million for the three months ended June 30, 2017, from $1.6 million for the three months ended June 30, 2016. The decrease in SG&A expenses was mainly attributable to decrease in selling expenses associated with our “Other” operations in the current period. As a percentage of revenue, SG&A expenses increased to 5.3% for 2017, from 5.1% in 2016, due primarily to the aforementioned decrease in revenue during the current period. For the three months ended June 30, 2017, electrical construction operations SG&A expenses includes amounts allocated from our Corporate SG&A expenses, mainly due to Corporate’s continued support of the Company’s electrical construction operations.
The following table sets forth depreciation and amortization expense for the three months ended June 30, 2017 and 2016:

	2017	2016
Electrical construction operations	$1,780,383	$1,513,308
Other	3,740	3,022
Corporate	28,474	27,539
Total	$1,812,597	$1,543,869
Depreciation and amortization expense, which includes $15,000 of amortization expense for acquired intangibles, increased to $1.8 million for the three months ended June 30, 2017, from $1.5 million for the three months ended June 30, 2016, as a result increase in capital expenditures, mainly attributable to purchasing opportunities and fleet upgrades.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30, 2017 and 2016:

	2017	2016
Income tax provision	$1,466,378	$2,271,458
Effective income tax rate	36.8%	36.7%
Our expected tax rate for the year ending December 31, 2017, which was calculated based on the estimated annual operating results for the year, is 36.7%. Our expected tax rate differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
Our effective tax rate for the three months ended June 30, 2017 was 36.8% and differs from the federal statutory rate of 34% due to state income taxes offset by permanent differences. The effective tax rate for the three months ended June 30, 2016 was 36.7% and differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of June 30, 2017, we had cash and cash equivalents of $22.4 million and working capital of $38.3 million, as compared to cash and cash equivalents of $20.6 million, and working capital of $33.0 million as of December 31, 2016.
In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $13.6 million was available for borrowing as of June 30, 2017. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the six months ended June 30, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$4,945,908	$4,353,575
Net cash used in investing activities	(7,323,927)	(1,140,803)
Net cash provided by financing activities	4,154,620	420,332
Net increase in cash and cash equivalents	$1,776,601	$3,633,104
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $4.9 million for the six months ended June 30, 2017, compared to cash provided by operating activities of $4.4 million for the same period in 2016. The increase in cash flows from operating activities was approximately $592,000, and was due to the increases in operating cash flows from “Other” operations, taxes and electrical construction operations, partially offset by the decrease in net income of $2.9 million. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended June 30, 2017 and 2016, our DSO for accounts receivable and accrued billings were 61 and 67, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 20 and 28, respectively. The decrease in our DSO for accounts receivable and accrued billings and the corresponding decrease in our costs and estimated earnings in excess of billings for the quarter ended June 30, 2017, when compared to the same quarterly period in 2016 was mainly due to the timing of project billings and cash collections. As of August 8, 2017, we have received approximately 82.1% of our June 30, 2017 outstanding trade accounts receivable and have billed 62.5% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $2.9 million for the six months ended June 30, 2017 from $5.2 million for the six months ended June 30, 2016 due to a decrease in expected taxable income for 2017 as compared to 2016. Taxes paid for the six months ended June 30, 2017 included approximately $483,000 for the 2016 income tax liability and the remaining $2.4 million for the estimated 2017 income tax liability. Taxes paid for the six months ended June 30, 2016 included $500,000 for the 2015 income tax liability and the remaining $4.7 million for the estimated 2016 income tax liability.

Investing Activities
Cash used in investing activities for the six months ended June 30, 2017, was $7.3 million, compared to cash used in investing activities of $1.1 million for 2016. The increase in cash used in our investing activities for the six months ended June 30, 2017, when compared to 2016, is primarily attributable to capital expenditures of $7.4 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2017 is expected to total approximately $11.1 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations, mainly due to favorable purchasing opportunities. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2017, was $4.2 million, compared to cash provided by financing activities of $420,000 for the same period in 2016. Our financing activities for the current period consisted of borrowings on our $22.6 Million Equipment Loan of $22.6 million offset by repayments of $9.6 million on our $17.0 Million Equipment Loan, repayments of $7.6 million on our $10.0 Million Equipment Loan, and repayments of $1.3 million on our $2.0 Million Equipment Loan (as such loans are defined in note 4 to the consolidated financial statements). Our financing activities for the six months ended June 30, 2016 consisted mainly of borrowings on our Working Capital Loan of $3.2 million offset by repayments of $1.7 million on our $17.0 Million Equipment Loan, repayments of $926,000 on our $10.0 Million Equipment Loan and repayments of $125,000 on our $2.0 Million Equipment Loan (as such loans are defined in note 4 to the consolidated financial statements).
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of June 30, 2017.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	June 30, 2017
Tangible net worth minimum	$20,000,000	$52,550,781
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	0.82 : 1.0
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.3 : 1.0	3.95 : 1.00
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

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of June 30, 2017, at the reasonable assurance level.
Changes in internal control
Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except that we will become an “accelerated filer” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) as of December 31, 2017. As a result of this change in status, among other things, (i) we will become subject to the requirement to provide an attestation by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting, (ii) we will be required to accelerate our financial reporting and disclosure, and (iii) we will become subject to expanded disclosure requirements.
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

10-1
Master Loan Agreement, dated June 9, 2017, by and between BB&T and the Company, Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation, Power Corporation of America, Precision Foundations, Inc., and C and C Power Line, Inc.

10-2	Promissory Note, dated June 9, 2017, relating to The Goldfield Corporation $22.6 million loan
10-3	Addendum to Promissory Note, dated June 9, 2017, relating to The Goldfield Corporation $22.6 million loan
10-4	BB&T Security Agreement, dated June 9, 2017 by and between BB&T and the Debtors, relating to The Goldfield Corporation $22.6 million loan
10-5	Guaranty Agreement, dated June 9, 2017, relating to The Goldfield Corporation $22.6 million loan
31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
32-1 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32-2 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

Dated: August 9, 2017		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

10-1
Master Loan Agreement, dated June 9, 2017, by and between BB&T and the Company, Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation, Power Corporation of America, Precision Foundations, Inc., and C and C Power Line, Inc.

10-2	Promissory Note, dated June 9, 2017, relating to The Goldfield Corporation $22.6 million loan
10-3	Addendum to Promissory Note, dated June 9, 2017, relating to The Goldfield Corporation $22.6 million loan
10-4	BB&T Security Agreement, dated June 9, 2017 by and between BB&T and the Debtors, relating to The Goldfield Corporation $22.6 million loan
10-5	Guaranty Agreement, dated June 9, 2017, relating to The Goldfield Corporation $22.6 million loan
31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
32-1 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32-2 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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