Form 10-Q
period 2017-09-30
GOLDFIELD CORP
filed 2017-11-07
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of November 2, 2017 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$20,431,327	$20,599,648
Accounts receivable and accrued billings	18,406,579	19,094,407
Costs and estimated earnings in excess of billings on uncompleted contracts	7,317,033	7,313,099
Income taxes receivable	1,552,590	533,837
Residential properties under construction	2,716,566	1,552,131
Prepaid expenses	1,296,655	1,037,715
Other current assets	1,158,160	1,298,044
Total current assets	52,878,910	51,428,881

Property, buildings and equipment, at cost, net of accumulated depreciation of $37,480,172 in 2017 and $33,140,214 in 2016	37,203,801	33,245,947
Deferred charges and other assets
Land and land development costs	4,429,394	4,930,331
Cash surrender value of life insurance	550,280	550,672
Restricted cash	102,011	173,041
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $247,759 in 2017 and $201,634 in 2016	766,041	812,166
Other assets	466,096	59,712
Total deferred charges and other assets	6,415,229	6,627,329
Total assets	$96,497,940	$91,302,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,044,016	$11,386,119
Billings in excess of costs and estimated earnings on uncompleted contracts	152,302	845,057
Current portion of notes payable, net	6,098,675	6,101,855
Accrued remediation costs	120,770	102,526
Total current liabilities	15,415,763	18,435,557
Deferred income taxes	7,802,301	8,204,324
Accrued remediation costs, less current portion	206,375	112,380
Notes payable, less current portion, net	18,876,921	16,231,373
Other accrued liabilities	919,985	67,961
Total liabilities	43,221,345	43,051,595
Commitments and contingencies (notes 3 and 5)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	33,321,722	28,295,689
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	53,276,595	48,250,562
Total liabilities and stockholders’ equity	$96,497,940	$91,302,157
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Electrical construction	$23,616,373	$29,653,625	$81,869,487	$95,385,820
Other	890,842	1,000,538	2,471,473	3,283,799
Total revenue	24,507,215	30,654,163	84,340,960	98,669,619
Costs and expenses
Electrical construction	20,299,375	23,161,561	63,718,948	70,096,028
Other	600,597	663,320	1,691,601	2,298,227
Selling, general and administrative	1,625,027	1,532,689	4,959,782	4,607,106
Depreciation and amortization	1,824,875	1,590,233	5,386,364	4,672,078
Loss (gain) on sale of property and equipment	18,594	(19,056)	30,158	(914)
Total costs and expenses	24,368,468	26,928,747	75,786,853	81,672,525
Total operating income	138,747	3,725,416	8,554,107	16,997,094
Other income (expense), net
Interest income	10,320	10,009	23,509	25,369
Interest expense, net of amount capitalized	(202,054)	(146,022)	(474,512)	(457,313)
Other income, net	14,810	12,903	45,277	42,363
Total other expense, net	(176,924)	(123,110)	(405,726)	(389,581)
(Loss) income from continuing operations before income taxes	(38,177)	3,602,306	8,148,381	16,607,513
Income tax provision	15,345	1,298,420	3,018,861	6,089,367
(Loss) income from continuing operations	(53,522)	2,303,886	5,129,520	10,518,146
Loss from discontinued operations, net of income tax benefit of $61,556, $0, $61,556 and $66,077, respectively	(103,487)	—	(103,487)	(108,007)
Net (loss) income	$(157,009)	$2,303,886	$5,026,033	$10,410,139
Net (loss) income per share of common stock — basic and diluted
Continuing operations	$—	$0.09	$0.20	$0.41
Discontinued operations	—	—	—	—
Net (loss) income	$(0.01)	$0.09	$0.20	$0.41
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$5,026,033	$10,410,139
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,386,364	4,672,078
Amortization of debt issuance costs	17,748	17,498
Deferred income taxes	(402,023)	(7,787)
Loss (gain) on sale of property and equipment	30,158	(914)
Other losses (gains)	392	(908)
Changes in operating assets and liabilities
Accounts receivable and accrued billings	687,828	(1,297,006)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,934)	(1,752,507)
Residential properties under construction	(1,164,435)	(2,622,924)
Income taxes receivable	(1,018,753)	(639,379)
Prepaid expenses and other assets	(525,440)	287,611
Land and land development costs	500,937	(67,796)
Restricted cash	71,030	134,069
Income taxes payable	—	(483,763)
Accounts payable and accrued liabilities	(1,413,997)	1,658,621
Billings in excess of costs and estimated earnings on uncompleted contracts	(692,755)	38,126
Accrued remediation costs	112,239	(7,706)
Net cash provided by operating activities	6,611,392	10,337,452
Cash flows from investing activities
Proceeds from disposal of property and equipment	128,423	91,571
Proceeds from notes receivable	—	56,048
Purchases of property, buildings and equipment	(9,532,756)	(2,913,230)
Net cash used in investing activities	(9,404,333)	(2,765,611)
Cash flows from financing activities
Proceeds from notes payable	22,600,000	3,950,000
Repayments on notes payable	(19,967,255)	(6,076,742)
Debt issuance costs	(8,125)	(3,350)
Net cash provided by (used in) financing activities	2,624,620	(2,130,092)
Net (decrease) increase in cash and cash equivalents	(168,321)	5,441,749
Cash and cash equivalents at beginning of period	20,599,648	11,374,238
Cash and cash equivalents at end of period	$20,431,327	$16,815,987
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$438,000	$419,330
Income taxes paid, net	$4,378,081	$7,154,219
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$89,621	$54,084
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2017 and December 31, 2016, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company’s carrying value of long-term notes payable are estimated by management to approximate fair value since the interest rates prescribed by Branch

Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically, and as such, are classified as Level 2. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.
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
In accordance with Accounting Standards Codification (“ASC”) Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either the nine months ended September 30, 2017 or in 2016.
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

Note 2 – Income Taxes
The following table presents the provision for income tax and the effective tax rates from continuing operations for the three and nine month periods ended September 30 as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax provision	$15,345	$1,298,420	$3,018,861	$6,089,367
Effective income tax rate	40.2%	36.0%	37.0%	36.7%
The Company’s expected tax rate for the year ending December 31, 2017, which was calculated based on the estimated annual operating results for the year, is 37.0%. The expected tax rate differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction (“DPAD”).
The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 40.2% and 37.0%, respectively. The effective tax rate for the three months ended September 30, 2017 differs from the statutory rate of 34% due to state income taxes and nondeductible expenses offset by a reduced DPAD. The cumulative reduction in the DPAD resulted in tax expense despite an operating loss for the quarter. The effective tax rate for the nine months ended September 30, 2017 reflects the annual expected tax rate for 2017. The effective tax rate for the three and nine months ended September 30, 2016 were 36.0% and 36.7%, which differs from the federal statutory rate of 35% due to state income taxes and nondeductible expenses offset by the DPAD.
As of September 30, 2017, in accordance with ASU No 2015-17, our deferred tax assets and liabilities are netted and reported as a non-current deferred tax liability on the balance sheet. Our non-current deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by our deferred tax assets, largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, inventory adjustments, accrued remediation costs and capitalized acquisition costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with loss carryforwards expiring unused, and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2017 is approximately $2.8 million.
The Company has gross unrecognized tax benefits of $5,000 as of both September 30, 2017 and December 31, 2016. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2013 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 3 – Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $327,000 and $215,000, as of September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017, the Company increased the provision by $165,000 ($103,000, net of tax benefit of $62,000). Due to changes in the EPA’s financial assurance requirements this increase was necessary notwithstanding the success of the remediation work completed at the property in 2015. During the nine months ended September 30, 2016, the Company increased the provision by $174,000 ($108,000, net of tax benefit of $66,000). This increase in 2016 was related to costs associated with some corrective remediation efforts during the period.

The remaining balance of the accrued remediation costs as of September 30, 2017 mainly represents estimated future charges for EPA response costs, monitoring of the property, and legal costs. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted.
The provision will be reviewed periodically based upon facts and circumstances available at the time.
Note 4 – Notes Payable
The following table presents the balances of notes payable as of the dates indicated:

Branch Banking and Trust Company	Maturity Date	September 30, 2017	December 31, 2016	Interest Rates
				September 30, 2017	December 31, 2016
Working Capital Loan	November 28, 2019	$3,950,000	$3,950,000	3.06%	2.44%
$22.6 Million Equipment Loan	March 9, 2021	21,070,000	—	3.06%	—%
$10.0 Million Equipment Loan	July 28, 2020	—	7,579,630	—%	2.81%
$17.0 Million Equipment Loan	March 6, 2020	—	9,601,000	—%	2.50%
$2.0 Million Equipment Loan	March 6, 2020	—	1,256,625	—%	2.50%
Total notes payable		25,020,000	22,387,255
Less unamortized debt issuance costs		44,404	54,027
Total notes payable, net		24,975,596	22,333,228
Less current portion of notes payable, net		6,098,675	6,101,855
Notes payable net, less current portion		$18,876,921	$16,231,373
As of September 30, 2017, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated June 9, 2017 (the “2017 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
As of September 30, 2017, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $18.0 million, to be used as a “Working Capital Loan.” As of both September 30, 2017 and December 31, 2016, borrowings under the Working Capital Loan were $4.0 million. As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $420,000 as of both September 30, 2017 and December 31, 2016.
As of September 30, 2017, the Debtors had a loan agreement with the Bank for the $22.6 Million Equipment Loan which is guaranteed by the Debtors and includes the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.
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

Note 5 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2017, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $40.1 million.
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
As of September 30, 2017 and 2016, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and nine month periods ended September 30, 2017 and 2016.
Note 7 – Customer Concentration
For the nine months ended September 30, 2017 and 2016, the three largest customers accounted for 65% and 59%, respectively, of the Company’s total revenue. For the three months ended September 30, 2017 and 2016, three largest customers accounted for 65% and 57%, respectively, of the Company’s total revenue.
Note 8 – Restricted Cash
Restricted cash, reported under “Deferred charges and other assets” on the Company’s consolidated balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s previous workers’ compensation insurance policy.

Note 9 – Goodwill and Other Intangible Assets
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		September 30, 2017			December 31, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(160,003)	$479,997	$640,000	$(128,002)	$511,998
Customer relationships	20	350,000	(65,625)	284,375	350,000	(52,500)	297,500
Non-competition agreement	5	10,000	(8,331)	1,669	10,000	(7,332)	2,668
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total intangible assets, net		$1,013,800	$(247,759)	$766,041	$1,013,800	$(201,634)	$812,166
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
Overview
We are a provider of electrical construction services, primarily in the Southeast and mid-Atlantic regions of the United States and Texas. For the nine months ended September 30, 2017, our total consolidated revenue was $84.3 million, a 14.5% decrease from $98.7 million in the same period in 2016.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the nine months ended September 30, 2017 and the year ended December 31, 2016, three of our customers accounted for approximately 65% and 58% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses were $31,000 as of September 30, 2017 and insignificant as of December 31, 2016. The accrued contract losses as of September 30, 2017 are mainly attributable to transmission projects experiencing unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable and estimable.
Accrued Remediation Costs
As described in note 3 to the consolidated financial statements, we completed remediation activities at a mining site which we sold over 50 years ago. We had a balance of accrued remediation costs, related mainly to Environmental Protection Agency response, legal and monitoring of the site, as of September 30, 2017 and December 31, 2016, of $327,000 and $215,000, respectively. We anticipate that this accrual will be adequate to cover these estimated future charges. The accrual will be reviewed periodically based upon facts and circumstances available at the time.
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
As of September 30, 2017, in accordance with ASU No 2015-17, our deferred tax assets and liabilities are netted and reported as a non-current deferred tax liability on our balance sheet. Our non-current deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by our deferred tax assets, largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, inventory adjustments, accrued remediation costs and capitalized acquisition costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with loss carryforwards expiring unused, and tax planning alternatives. If the Company determines it will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2017 is approximately $2.8 million.
RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2016
The following table presents our operating income from continuing operations for the nine months ended September 30, 2017 and 2016:

	2017	2016
Revenue
Electrical construction	$81,869,487	$95,385,820
Other	2,471,473	3,283,799
Total revenue	84,340,960	98,669,619
Costs and expenses
Electrical construction	63,718,948	70,096,028
Other	1,691,601	2,298,227
Selling, general and administrative	4,959,782	4,607,106
Depreciation and amortization	5,386,364	4,672,078
Loss (gain) on sale of property and equipment	30,158	(914)
Total costs and expenses	75,786,853	81,672,525
Total operating income	$8,554,107	$16,997,094
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the nine months ended September 30, 2017 was $84.3 million, a decrease of $14.3 million, or 14.5%, from $98.7 million for the same period in 2016. Electrical construction operations revenue was $81.9 million, a decrease of $13.5 million, or 14.2%, from $95.4 million for the same period in 2016. The decrease in electrical construction revenue was attributable to fewer bid opportunities issued by our customers and the substantial completion of certain large, higher margin fixed-price contracts in the first and second quarters of 2016. The decrease was partially offset by storm restoration work in the 2017 third quarter.
Revenue from real estate development operations, included under the caption “Other,” decreased to $2.5 million for the nine months ended September 30, 2017 from $3.3 million in 2016. This decline was due to the decreased number and mix of properties sold in the nine months ended September 30, 2017, compared to the same period in 2016.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The following table presents our total backlog as of September 30, 2017 and 2016 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have remaining renewals ranging from one to two years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $109.5 million, or 65.8% of our total estimated MSA backlog as of September 30, 2017.

	Backlog as of		Backlog as of
	September 30, 2017		September 30, 2016
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts(1)	$34,059,145	$36,394,651	$32,449,751	$32,449,751
Estimated MSAs	59,496,990	166,532,990	43,474,491	137,841,991
Total	$93,556,135	$202,927,641	$75,924,242	$170,291,742

(1)Amount includes firm contract awards under MSA agreements.
Our total backlog as of September 30, 2017 was $202.9 million, compared to $170.3 million as of September 30, 2016, an increase of 19.2%.
Our 12-month backlog as of September 30, 2017 increased to $93.6 million, compared to $75.9 million as of September 30, 2016. Our estimated MSA backlog increased $28.7 million to $166.5 million due to the successful renewal of an MSA agreement offset by existing MSA backlog run off and adjustments to existing MSA backlog estimates.
Backlog is estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates.
The estimated amount of backlog for work under MSAs is calculated by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Our estimated backlog also assumes exercise of existing customer renewal options. Certain MSAs are not exclusive to the Company and, therefore, the size and amount of projects we may be awarded cannot be determined with certainty. Accordingly, the amount of future revenue from MSA contracts may vary substantially from reported backlog. Even if we realize all the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs.
As of September 30, 2017 and 2016, estimated MSAs accounted for approximately 82.1% and 80.9% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
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
Operating Results
Total operating income for the nine months ended September 30, 2017 was $8.6 million, a decrease of $8.4 million, or 49.7%, from $17.0 million for the same period in 2016. This decrease was attributable to the substantial completion in the first and second quarters of 2016 of certain large, higher margin fixed-price electrical construction projects. In addition, the current period results were adversely affected by a decline in bid opportunities and a third quarter operating loss of $1.5 million in our Texas operations. The operating loss in Texas resulted from the retention of personnel for certain potential projects that did not materialize. In the third quarter, we reduced our loss in Texas by reallocating personnel and equipment to Florida for storm restoration work.
Gross margin on electrical construction operations for the nine months ended September 30, 2017 was 22.2%, compared to 26.5% for the same period in 2016. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by electrical construction revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the nine months ended September 30, 2017 and 2016:

	2017	2016
Net income (GAAP as reported)	$5,026,033	$10,410,139
Interest expense, net of amount capitalized	474,512	457,313
Provision for income taxes, net (1)	2,957,305	6,023,290
Depreciation and amortization (2)	5,386,364	4,672,078
EBITDA	$13,844,214	$21,562,820
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
Costs and Expenses
Total costs and expenses decreased by $5.9 million to $75.8 million for the nine months ended September 30, 2017, from $81.7 million for the same period in 2016, primarily attributable to the decrease in electrical construction and “Other” revenue.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2017 and 2016:

	2017	2016
Electrical construction operations	$1,153,930	$816,529
Other	633,944	591,284
Corporate	3,171,908	3,199,293
Total	$4,959,782	$4,607,106

SG&A expenses increased 7.7% to $5.0 million for the nine months ended September 30, 2017, from $4.6 million for the same period in 2016. This increase was attributable to a change in the method of allocating corporate SG&A expenses and to higher audit fees and expenses resulting from the change in our filing status to an accelerated filer, as of December 31, 2017. See Item 1A. “Risk Factors,” under Part II of this form for additional requirements now applicable. These increases were partially offset by a reduction in salary and wage related expenses. As a percentage of revenue, SG&A expenses increased to 5.9% for 2017, from 4.7% for the same period in 2016, due to the increase in SG&A expenses and lower revenue during the current period.
The following table sets forth depreciation and amortization expense for the nine months ended September 30, 2017 and 2016:

	2017	2016
Electrical construction operations	$5,286,764	$4,574,025
Other	11,281	11,226
Corporate	88,319	86,827
Total	$5,386,364	$4,672,078
Depreciation and amortization expense, which includes $46,000 of amortization expense for intangibles, increased to $5.4 million for the nine months ended September 30, 2017, from $4.7 million for the nine months ended September 30, 2016, as a result of an increase in capital expenditures, mainly attributable to favorable purchasing opportunities and fleet upgrades.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30, 2017 and 2016:

	2017	2016
Income tax provision	$3,018,861	$6,089,367
Effective income tax rate	37.0%	36.7%
Our expected tax rate for the year ending December 31, 2017, which was calculated based on the estimated annual operating results for the year, is 37.0%. Our expected tax rate differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction (“DPAD”).
Our effective tax rate for the nine months ended September 30, 2017 was 37.0% and reflects the annual expected tax rate for 2017. The effective tax rate for the nine months ended September 30, 2016 was 36.7% and differs from the federal statutory rate of 35% due to state income taxes and nondeductible expenses offset by the DPAD.
THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2016
The following table presents our operating income from continuing operations for the three months ended September 30, 2017 and 2016:

	2017	2016
Revenue
Electrical construction	$23,616,373	$29,653,625
Other	890,842	1,000,538
Total revenue	24,507,215	30,654,163
Costs and expenses
Electrical construction	20,299,375	23,161,561
Other	600,597	663,320
Selling, general and administrative	1,625,027	1,532,689
Depreciation and amortization	1,824,875	1,590,233
Loss (gain) on sale of property and equipment	18,594	(19,056)
Total costs and expenses	24,368,468	26,928,747
Total operating income	$138,747	$3,725,416
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.

Revenue
Total revenue for the three months ended September 30, 2017, was $24.5 million, a decrease of $6.1 million, or 20.1%, from $30.7 million in 2016. Electrical construction operations revenue decreased $6.0 million, 20.4%, to $23.6 million, from $29.7 million in 2016. The decrease in electrical construction revenue was attributable to a lower volume of MSA work and a decrease in bid opportunities issued by our customers. These decreases were partially offset by storm restoration work in the current quarterly period.
Revenue from real estate development, which is included under the caption “Other,” decreased to $891,000 from $1.0 million in 2016.
Operating Results
Total operating income for the three months ended September 30, 2017, was $139,000, a decrease of $3.6 million, or 96.3%, from $3.7 million in 2016. This decrease was mainly attributable to lower volume and margins on electrical construction projects mainly due to the aforementioned lower volume of MSA work and decreased bid opportunities. In addition, we realized an operating loss in the third quarter of approximately $1.5 million from our Texas operations, as discussed above with respect to our nine months results.
Gross margin on electrical construction operations for the three months ended September 30, 2017, was 14.0% compared to 21.9% for the same period in 2016. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by electrical construction revenue.
The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended September 30, 2017 and 2016:

EBITDA	2017	2016
Net (loss) income (GAAP as reported)	$(157,009)	$2,303,886
Interest expense, net of amount capitalized	202,054	146,022
Provision for income taxes, net (1)	(46,211)	1,298,420
Depreciation and amortization (2)	1,824,875	1,590,233
EBITDA	$1,823,709	$5,338,561
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
Costs and Expenses
Total costs and expenses decreased by $2.6 million to $24.4 million for the three months ended September 30, 2017, from $26.9 million in the same period in 2016, primarily attributable to the decrease in electrical construction revenue.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2017 and 2016:

	2017	2016
Electrical construction operations	$407,287	$349,413
Other	227,368	182,775
Corporate	990,372	1,000,501
Total	$1,625,027	$1,532,689
SG&A expenses increased 6.0% to $1.6 million for the three months ended September 30, 2017, from $1.5 million for the three months ended September 30, 2016. The increase in SG&A expenses was primarily attributable to an increase in audit fees and expenses for the three months ended September 30, 2017, mainly due to the change in our filing status to an accelerated filer, as of December 31, 2017. See Item 1A. “Risk Factors,” under Part II of this form for additional requirements now applicable. Also contributing to the increase was an increase in real estate selling expenses. These increases were partially offset by a reduction in salary and wage related expenses. As a percentage of revenue, SG&A expenses increased to 6.6% for 2017, from 5.0% in 2016, due primarily to the decrease in revenue during the current period.
The following table sets forth depreciation and amortization expense for the three months ended September 30, 2017 and 2016:

	2017	2016
Electrical construction operations	$1,791,716	$1,553,104
Other	3,742	4,617
Corporate	29,417	32,512
Total	$1,824,875	$1,590,233
Depreciation and amortization expense, which includes $15,000 of amortization expense for acquired intangibles, increased to $1.8 million for the three months ended September 30, 2017, from $1.6 million for the three months ended September 30, 2016, as a result of an increase in capital expenditures, mainly attributable to purchasing opportunities and fleet upgrades.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30, 2017 and 2016:

	2017	2016
Income tax provision	$15,345	$1,298,420
Effective income tax rate	40.2%	36.0%
Our expected tax rate for the year ending December 31, 2017, which was calculated based on the estimated annual operating results for the year, is 37.0%. Our expected tax rate differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the DPAD.
Our effective tax rate for the three months ended September 30, 2017 was 40.2% and differs from the federal statutory rate of 34% due to state income taxes offset by a reduced DPAD. The cumulative reduction in the DPAD resulted in tax expense despite an operating loss for the quarter. The effective tax rate for the three months ended September 30, 2016 was 36.0% and differs from the federal statutory rate of 35% due to state income taxes and nondeductible expenses offset by the DPAD.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of September 30, 2017, we had cash and cash equivalents of $20.4 million and working capital of $37.5 million, as compared to cash and cash equivalents of $20.6 million, and working capital of $33.0 million as of December 31, 2016.
In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $13.6 million was available for borrowing as of September 30, 2017. This revolving line of credit is used as a Working Capital Loan, as discussed in note 4 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the nine months ended September 30, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$6,611,392	$10,337,452
Net cash used in investing activities	(9,404,333)	(2,765,611)
Net cash provided by (used in) financing activities	2,624,620	(2,130,092)
Net (decrease) increase in cash and cash equivalents	$(168,321)	$5,441,749
Operating Activities
Cash flows from operating activities are comprised of net income (loss), adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $6.6 million for the nine months ended September 30, 2017, compared to cash provided by operating activities of $10.3 million for the same period in 2016. The decrease in cash flows from operating activities was approximately $3.7 million, and was mainly due to the decrease in net income of $5.4 million. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended September 30, 2017 and 2016, our DSO for accounts receivable and accrued billings were 70 and 57, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 29 and 37, respectively. The increase in our DSO for accounts receivable and accrued billings and the corresponding decrease in our costs and estimated earnings in excess of billings for the quarter ended September 30, 2017, when compared to the same quarterly period in 2016 was mainly due to the timing of project billings and cash collections. As of November 6, 2017, we have received approximately 88.4% of our September 30, 2017 outstanding trade accounts receivable and have billed 50.4% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $4.4 million for the nine months ended September 30, 2017 from $7.2 million for the nine months ended September 30, 2016 due to a decrease in expected taxable income for 2017 as compared to 2016. Taxes paid for the nine months ended September 30, 2017 included approximately $500,000 for the 2016 income tax liability and the remaining $3.9 million for the estimated 2017 income tax liability. Taxes paid for the nine months ended September 30, 2016 included $500,000 for the 2015 income tax liability and the remaining $6.7 million for the estimated 2016 income tax liability.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2017, was $9.4 million, compared to cash used in investing activities of $2.8 million for 2016. The increase in cash used in our investing activities for the nine months ended

September 30, 2017, when compared to 2016, is primarily attributable to capital expenditures of $9.5 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2017 is expected to total approximately $11.4 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations, mainly due to favorable purchasing opportunities. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2017, was $2.6 million, compared to cash used in financing activities of $2.1 million for the same period in 2016. Our financing activities for the current period consisted of borrowings on our $22.6 Million Equipment Loan of $22.6 million offset by repayments of $1.5 million on our $22.6 Million Equipment Loan, repayments of $9.6 million on our $17.0 Million Equipment Loan, repayments of $7.6 million on our $10.0 Million Equipment Loan, and repayments of $1.3 million on our $2.0 Million Equipment Loan (as such loans are defined in note 4 to the consolidated financial statements). Our financing activities for the nine months ended September 30, 2016 consisted mainly of borrowings on our Working Capital Loan of $4.0 million offset by repayments of $2.6 million on our $17.0 Million Equipment Loan, repayments of $1.9 million on our $10.0 Million Equipment Loan, repayments of $1.0 million on our Working Capital Loan and repayments of $618,000 on our $2.0 Million Equipment Loan (as such loans are defined in note 4 to the consolidated financial statements).
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of September 30, 2017.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	September 30, 2017
Tangible net worth minimum	$20,000,000	$52,409,147
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	0.82 : 1.0
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.3 : 1.0	3.95 : 1.00
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

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of September 30, 2017, at the reasonable assurance level.
Changes in internal control
Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None
(b) None
(c) The Company has had a stock repurchase plan since September 17, 2002, that was last amended by the Executive Committee on September 21, 2017 and subsequently ratified by the Board of Directors on October 5, 2017. This plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2018, a maximum of 1,154,940 shares. No shares have been purchased since 2006. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

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

Dated: November 7, 2017		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)