Form 10-K
period 2017-12-31
GOLDFIELD CORP
filed 2018-03-14
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017
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
(321) 724-1700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE AMERICAN
par value $0.10 per share
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $127.6 million as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the price at which such common equity was last sold on such date.
The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 9, 2018 was 25,451,354.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of The Goldfield Corporation’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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
Our Internet website address is www.goldfieldcorp.com. Within the “Investor Relations” section, under the “Investors” tab of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this Annual Report on Form 10-K. You may also access our reports at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference facilities located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.
Financial Information About Geographic Areas
During the years ended December 31, 2017 and 2016, our operations were exclusively in the United States.
Employees
As of March 4, 2018, we had a total of 373 employees, which included 363 full-time and ten part-time employees. These employees included 82 unionized employees at our subsidiary, C and C Power Line, Inc. (“C&C”). The total number of employees includes 323 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We believe that our relationship with our employees is good.
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
Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. For the year ended December 31, 2017, our top three customers accounted for approximately 58.7% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.
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
Construction is customarily performed pursuant to plans and specifications of customers. We generally supply the management, labor, equipment and tools, while customers generally supply most of the required materials, except we generally supply most of the required materials for the construction of concrete foundations. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

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
In certain circumstances, we are required to provide performance and payment bonds issued by a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety make payments or provide services under the bond. Management is not aware of any performance bonds issued for us that have ever been called by a customer. We currently believe that we will not have to fund any claims under our surety arrangements in the foreseeable future. We believe that we have adequate bonding availability for our operations. As of December 31, 2017, outstanding performance bonds issued on behalf of our electrical construction subsidiaries amounted to $58.2 million.
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
The following table presents our total backlog as of December 31, 2017 and 2016 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have remaining renewals ranging from one to three years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $131.2 million (70.1%) of our total estimated MSA backlog as of December 31, 2017.

	Backlog as of		Backlog as of
	December 31, 2017		December 31, 2016
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$27,110,793	$27,110,793	$27,094,081	$27,094,081
Estimated MSAs	83,124,471	187,047,802	70,464,180	162,923,289
Total	$110,235,264	$214,158,595	$97,558,261	$190,017,370

(1)Amount includes firm contract awards under MSA agreements.
Our 12-month backlog as of December 31, 2017, increased $12.7 million (13.0%) to $110.2 million, due to the successful renewal of an MSA agreement and adjustments to existing MSA backlog estimates, partially offset by existing MSA backlog run off.
Our total backlog as of December 31, 2017, increased $24.1 million (12.7%) to $214.2 million, compared to $190.0 million as of December 31, 2016. The increase in total backlog is primarily due to the aforementioned successful renewal of an MSA agreement and adjustments to existing MSA backlog estimates, partially offset by existing MSA backlog run off.
Of our total backlog as of December 31, 2017, we expect approximately $110.2 million (51.5%) to be completed during 2018.
Backlog is estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. Our electrical construction revenue in 2017 exceeded our 12-month backlog as of December 31, 2016 by 11.9%.
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

As of December 31, 2017 and 2016, MSAs accounted for approximately 87.3% and 85.7% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
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
Revenue estimates included in our backlog may be subject to change as a result of project accelerations, additions, cancellations or delays due to various factors, including but not limited to: commercial issues, material deficiencies, permitting, regulatory requirements and adverse weather. Our customers are not contractually committed to a specific level of services under our MSAs (other than project-specific firm contracts under MSAs). While we did not experience any material cancellations during the current period, most of our contracts may be terminated, even if we are not in default under the contract.
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
Other Operations - Real Estate Development
Our real estate development operations are not significant for reporting purposes and, accordingly, results of the ongoing real estate development operations are included in the income statement under the caption “Other.” Revenue from real estate development under the caption “Other” was $4.8 million and $4.7 million for the years ended December 31, 2017 and 2016, respectively, representing approximately 4% of our total revenue for both years. Our current real estate development activity is the construction of single and multi-family residential projects in Brevard County, Florida.
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
Changes in Tax Laws
Changes in tax laws or tax rates may have a material impact on our future cash expended for taxes, effective tax rate or deferred tax assets and liabilities. These conditions are beyond our control and may have a significant impact on our business, results of operations, liquidity, and financial position. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 3 to the consolidated financial statements for additional information on the impact of the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
We derive a significant portion of our revenue from a small group of customers. The loss of one or more of these customers could negatively impact our revenue and results of operations.
Our electrical construction customer base is highly concentrated. For the year ended December 31, 2017, our top three customers accounted for approximately 58.7% of our consolidated revenue, as discussed in note 11 to our consolidated financial statements herein. Our revenue could materially decline if one or more of our significant customers terminated our business relationship. Revenue under our contracts with significant customers may vary substantially from period-to-period. Reduced demand for our services or the loss of one or more of these customers, if not replaced by other business, would result in a decrease in revenue and profits, and could have a material impact on our results of operations.
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
An adverse change in economic conditions in the electric utility industry might reduce the demand for our services.
Because a substantial portion of our electrical construction work is performed for customers in the electric utility industry, an adverse change in economic conditions in the electric utility industry could impair the financial condition of many of our customers, which may cause them to reduce their capital expenditures and demand for our services.
Skilled labor shortages and increased labor costs may negatively affect our ability to compete for new projects.
In our electrical construction business, we have from time to time experienced shortages of certain types of qualified personnel. The commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements, a departure of workers to storm devastated locations and the aging utility workforce reduce the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire a sufficient number of project managers for new electrical construction projects. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenue and profits.
Our use of percentage-of-completion accounting may result in a reduction or elimination of previously reported profits.
As discussed in Critical Accounting Estimates and in the notes to our consolidated financial statements included herein, a significant portion of our revenue in our electrical construction operations is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method, which is standard for fixed-price contracts. For the percentage-of-completion accounting practice, we recognize contract revenue and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profit for a project to differ from those we originally estimated and may result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs may have a significant impact on our operating results for any quarter or year.

We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.
We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers mainly include electric utilities. As of December 31, 2017, we had net accounts receivable of $21.6 million and costs and estimated earnings in excess of billings of $6.1 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. The failure or delay in payment by our customers may reduce our cash flows and adversely impact our liquidity and profitability.
Amounts included in our backlog may not result in revenue or translate into profits.
Backlog for our electrical construction operations as of December 31, 2017 was $214.2 million, which represents the estimated amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Of the total backlog, $187.0 million is attributable to MSAs (other than project-specific firm contracts under MSAs). We determine the estimated amount of backlog for work under MSAs by using recurring historical trends in current MSAs and projected customer needs based upon ongoing communications with the customer. These service agreements do not require our customers to award a minimum amount of contracts and are cancelable on short notice. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of backlog revenue because of project delays or cancellations, external market factors and economic factors beyond our control. Even if we realize all of the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of the year may not be indicative of the revenue we expect to earn in the following year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog and should we receive less revenue than expected, our results of operations and financial condition may be adversely affected. For further discussion on how we calculate backlog for our business, please refer to the information set forth in “Item 1. Business” under the caption “Backlog.”
Our projects are subject to numerous hazards. If we do not maintain an adequate safety record, we may be ineligible to bid on certain projects, may be terminated from existing projects and may have difficulty procuring adequate insurance.
Hazards experienced as a result of our electrical construction operations include electrocutions, fires, mechanical failure and transportation accidents. These hazards can cause and have caused personal injury and loss of life, severe damage to or destruction of property and equipment, and other consequential damages, including blackouts, and may result in suspension of our operations on a project, large damage claims, and, in extreme cases, criminal liability. At any given time, we are subject to workers’ compensation claims and claims by employees, customers and third parties for property damage, loss of life and personal injuries resulting from such hazards or other workplace accidents. Further, regulatory changes implemented by the Occupational Safety and Health Administration may impose additional costs on us. Notwithstanding our investment of substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk and we may be unable to avoid accidents resulting from the hazards described above and the associated liability exposure, which may be significant. Furthermore, if serious accidents or fatalities were to occur or if our safety record were to deteriorate, we may become ineligible to bid on certain projects and may be terminated from existing projects, our reputation and our prospects for future projects may be negatively affected, and we may be required to expend additional resources on health and safety programs. In addition, if our safety record were to significantly deteriorate, it would become more difficult and expensive for us to procure adequate insurance.
An inability to obtain bonding would have a negative impact on our operations and results.
On many of our projects we are required to provide performance bonds to secure our contractual commitments. We have not experienced difficulty in obtaining bonding. However, if we were unable to obtain surety bonds in the future, or were required to post collateral in order to obtain surety bonds, our ability to obtain new contracts would be adversely affected. This may have a material adverse effect on our results of operations and financial condition.
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
We utilize independent subcontractors to complete work on a portion of our projects. If we are unable to secure independent subcontractors at a reasonable cost or at all, we may be delayed in completing work under a contract or the cost of completing the work may increase. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they performed. Any of these factors may adversely affect the quality of our service, our ability to perform under certain contracts and the relationship with our customers, which could have an adverse effect on our results of operations, cash flows and liquidity.
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
The Company was previously engaged in mining activities and disposed of our last mining property over 15 years ago. Although we are not aware of any current environmental investigations relating to previously owned sites, we could still be liable for previous activities at such sites. For example, in 2015 we completed remediation activities at a mining site which we sold over 50 years ago, as discussed in note 4 to the consolidated financial statements.
Our operating results may vary significantly from period-to-period.
Our periodic results may be materially and adversely affected by:
•the timing and volume of work under contract;
•changes in national, regional, local and general economic conditions;
•the budgetary spending patterns of customers;
•variations in margins of projects performed during any particular quarter;
•a change in the demand for our services;
•increased costs of performance of our services caused by severe weather conditions;
•increases in design and construction costs that we are unable to pass through to our customers;
•the termination of existing agreements;

•losses experienced in our operations that are not covered by insurance;
•a change in the mix of our customers, contracts and business;
•availability of qualified labor hired for specific projects; and
•changes in bonding requirements applicable to existing and new agreements.
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
•failure to properly estimate costs of engineering, material, equipment or labor;

•	unanticipated technical problems with the materials or services being supplied by us, which may require us to incur additional costs to remedy the problem;
•project modifications that create unanticipated costs;
•changes in costs of equipment, materials, labor or subcontractors;
•the failure of our suppliers or subcontractors to perform;
•difficulties in our customers obtaining required governmental permits or approvals;
•site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);
•the availability and skill level of workers in the geographic location of the project;
•an increase in the cost of fuel or other resources;
•changes in local laws and regulations;
•delays caused by local weather conditions, third parties or customers; and
•quality issues requiring rework.
We could be adversely affected by the loss of key management personnel.
Our future success depends, to a significant degree, on the efforts of our executive officers and senior management, including those of our subsidiaries. Other than with respect to our Chief Executive Officer, we do not have employment agreements with any of our employees. We believe that key members of our senior management possess valuable industry knowledge, relationships and experience that are important to the successful operation of our business. The relationships between our executive officers and senior management and our customers are important to our being retained as a service provider. We are also dependent upon our project managers and field supervisors who are responsible for managing and drawing employees to our projects. There can be no assurance that any individual will continue in his or her capacity for any particular period of time. Industry-wide competition for managerial talent in electrical construction has increased and the loss of one or more of our key employees could negatively impact our ability to manage our business and relationships with our customers. The loss of any of our executive officers or senior management could adversely affect our financial condition and results of operations.
The violation of our debt covenants imposed by our credit facility could impact our access to that credit facility and therefore our cash flows.
Our debt arrangements contain various financial and other covenants including, but not limited to: minimum tangible net worth, outside debt limitation, maximum debt to tangible net worth ratio and fixed charge coverage ratio. Our loans also have cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. Although we are in compliance with all covenants, if we were to experience substantial losses, absent a modification of the loan agreement or a waiver, this could result in a violation of the financial covenants. A violation of our financial covenants will give the right to our lender to accelerate our loans. Under these circumstances, there can be no assurance that we could obtain a modification or waiver. The acceleration of all of our loans would adversely affect our cash flows and consequently our results of operations.

Due to our market capitalization, we will be unable to continue to rely on the exemption from the requirement to provide an attestation by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. If we fail to maintain effective internal control, investors could lose confidence and the market value of our common stock could decrease.
The Sarbanes-Oxley Act of 2002 has many requirements applicable to us regarding corporate governance and financial reporting, including the requirement that management report on our internal control over financial reporting. As of December 31, 2017, our internal control over financial reporting was effective. Refer to “Item 9A. Controls and Procedures.” However, there can be no assurance that our internal control over financial reporting will continue to be effective in the future. Pursuant to rules of the SEC, we will no longer be exempt from the requirement that our independent registered public accounting firm express an opinion on the effectiveness of our internal control over financial reporting. Therefore, we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting. Refer to “Item 9A. Controls and Procedures.”
Our aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company increased to $127.6 million on June 30, 2017, which rendered us ineligible to rely on this exemption. Furthermore, as of this year, we are in year one of compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires our registered public accounting firm, who prepares and issues the audit report for us, to attest to, and report on, the assessment made by management regarding our internal controls over financial reporting. Refer to “Item 9A. Controls and Procedures.” As we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. As a result, we may incur significant additional cost. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a loss of investor confidence and reduce the market value of our common stock. Additionally, the existence of any material weakness or significant deficiency may require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. Failure to maintain effective internal controls or the identification of significant internal control deficiencies could also impair our ability to obtain financing and result in the loss of customers. In addition, such failure could result in investigations and penalties.
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
Our Common Stock is listed on the NYSE American under the symbol GV. Our Common Stock is the longest traded security on the NYSE American and its predecessor exchanges, having commenced trading in 1906. The following table shows the reported high and low sales price at which our Common Stock was traded in 2017 and 2016:

	2017		2016
	High	Low	High	Low
First Quarter	$8.65	$5.00	$1.74	$1.13
Second Quarter	6.08	4.00	3.44	1.70
Third Quarter	6.30	4.00	4.00	2.54
Fourth Quarter	6.38	4.05	5.40	2.60
As of March 9, 2018, there were 5,473 holders of record of our Common Stock.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
We have had a stock repurchase plan since September 17, 2002, that was last amended by the Board of Directors on September 21, 2017. This plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2018, a maximum of 1,154,940 shares. No shares have been purchased since 2006. Since the inception of the repurchase plan, we have repurchased 2,345,060 shares of our Common Stock at a cost of $1,289,467 (average cost of $0.55 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. We currently hold the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

Item 6.    Selected Financial Data.
The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands except per share and share amounts)
Continuing operations
Revenue
Electrical construction	$109,154	$125,771	$119,617	$94,827	$88,755
Other	4,799	4,652	955	3,537	449
Total revenue	$113,954	$130,423	$120,571	$98,363	$89,204
Income before taxes from continuing operations	$9,609	$20,918	$8,204	$778	$7,792
Income tax provision	1,036	7,810	3,378	653	3,285
Income from continuing operations	8,573	13,108	4,826	125	4,507
Discontinued operations (1)
Loss from operations, net of tax	(276)	(108)	(333)	(444)	(724)
Net income (loss)	$8,298	$13,000	$4,493	$(319)	$3,783
Earnings (loss) per share — basic and diluted
Continuing operations	$0.34	$0.52	$0.19	$—	$0.18
Discontinued operations	(0.01)	—	(0.01)	(0.02)	(0.03)
Net income (loss)	$0.33	$0.51	$0.18	$(0.01)	$0.15
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354	25,451,354

Balance sheet data
Total assets (2)	$93,632	$91,302	$81,164	$79,910	$77,530
Long term debt including current portion, net (2)	22,251	22,333	26,472	26,284	31,483
Stockholders’ equity	56,548	48,251	35,251	30,758	31,077
Working capital	35,995	32,993	25,498	19,674	21,923
The total of the above categories may differ from the sum of the components due to rounding.
 ___________________

(1)	For information as to Discontinued Operations, see note 4 to the consolidated financial statements.

(2)
Reflects the presentation of debt issuance costs in accordance with the adoption of Accounting Standard Update No. 2015-03 and 2015-15, which resulted in a reduction of total assets and long term debt of $60,000 and $49,000 as of December 31, 2014, and 2013, respectively.

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
Overview
We are a provider of electrical construction services, primarily in the Southeast and mid-Atlantic regions of the United States and Texas. For the year ended December 31, 2017, our total consolidated revenue decreased 12.6% to $114.0 million from $130.4 million in 2016.
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
The electrical construction business is highly competitive. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the years ended December 31, 2017 and 2016, three of our customers accounted for approximately 58.7% and 58.3% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs indicates a loss on a contract, the projected loss is recognized in full when determined. Accrued contract losses were $201,000 as of December 31, 2017 and insignificant as of December 31, 2016 (reported under “Accounts payable and accrued liabilities” on the consolidated balance sheet). The accrued contract losses as of December 31, 2017 were mainly attributable to transmission projects experiencing unexpected construction issues. Revenue from change orders, extra work, variations in the scope of work and claims is recognized when realization is probable and estimable.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles. The amendments will change when and how an entity recognizes revenue from contracts it enters to transfer goods, services or non-financial assets to its customers. The new guidance creates a comprehensive framework for all entities in all industries to apply when determining when and how to recognize revenue. This new guidance supersedes virtually all existing revenue recognition requirements and guidance.
Under the new guidance, electrical construction fixed-price contracts, currently accounted for under percentage-of-completion, will be recognized over time as services are performed and the underlying obligation to the customer is fulfilled. Generally, this will result in the use of input measures on a cost to cost basis, similar to our current practices in place for contracts accounted for under percentage-of-completion. We have assessed that under the new guidance the primary impact will be on the timing of when and how contract modifications and change orders are recognized. Currently, contract modifications, change orders and variable consideration are generally included in total contract value when executed by the customer as compared to the new guidance, when legally enforceable and estimable. This may result in timing differences on the recognition of revenue and profit when compared to our current practices. Additionally, our contract modifications, change orders and variable consideration have historically been accounted for on a cumulative catch up basis. While this methodology is still applicable under the new standard, modifications, change orders and variable consideration need to be evaluated to determine whether distinct goods and services are being added to the contract or if they are distinct from the goods already transferred. The treatment of contract modifications, change orders and variable consideration on a contract by contract basis under the new standard could be different and have an impact on the timing of individual project revenue and profit.
We have also determined there will not be material changes in the pattern of revenue recognition for electrical construction contracts, which are currently accounted for on a time and materials basis. These contracts will be treated as a series of distinct services transferred over time and will generally result in a similar revenue pattern when compared to our current accounting policies.
We will apply this guidance using the cumulative effect transition method to contracts with customers that were not substantially complete as of January 1, 2018 and will be effective for the quarter ending March 31, 2018. We will present financial results for reporting periods after January 1, 2018 under the new guidance, while financial results from prior periods will continue to be reported in accordance with the prior guidance and our historical accounting policies. We have substantially completed our evaluation of the impact of the new guidance on contracts with our customers, including the identification of differences that may result from the new requirements, the most significant of which are discussed above.
We do not expect this update to have a material effect on our results of operations, financial position or cash flows. This conclusion is based on our continued evaluation of on-going contracts, our understanding of historical contracts with our customers and our evaluation of contracts under the cumulative effect transition method. We expect our disclosures related to revenue recognition will expand to address new quantitative and qualitative requirements regarding the nature, amount and timing of revenue from contracts with customers and additional information related to contract assets and liabilities. We have identified and are in the final stages of implementing changes to our processes and internal controls to meet the reporting and disclosure requirements of this update.
Accrued Remediation Costs
As described in note 4 to the consolidated financial statements, in 2015 we completed remediation activities at a mining site which we sold over 50 years ago. We had a balance of accrued remediation costs, related mainly to Environmental Protection Agency response, legal and monitoring of the site, as of December 31, 2017 and 2016, of $522,000 and $215,000, respectively. In 2017, we increased the balance of the accrued remediation costs mainly for additional costs related to the state of Washington response costs and provisions for potential future remediation efforts at the site. We anticipate that this accrual will be adequate to cover these estimated future charges. The accrual will be reviewed periodically based upon facts and circumstances available at the time.
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
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. tax code of which the most significant to our Company is the reduction of the federal corporate tax rate from its highest rate of 35% to a single rate of 21% as of January 1, 2018. This results in a material re-measurement of our net deferred tax liability position at the new tax rate of 21% as of December 31, 2017. In addition to the rate change, the Tax Act provides for the full expensing of certain depreciable property. While this provision may be material based upon capital expenditures, the effect to our financial position is a reduction in current taxes and a corresponding increase in deferred taxes. The full expensing was only effective for certain depreciable property placed in service after September 27, 2017. Therefore, the impact in future years will be more substantial. Other applicable provisions of the Tax Act include limiting the deductibility of interest expense, further limiting the deductibility of certain executive compensation and limiting the use of net operating loss carryforwards created in tax years beginning after December 31, 2017, none of which are expected to have a material effect on our future financial statements. We estimate, based on prior years' results, our combined federal and state effective tax rate beginning in 2018 will be in the range of 26% to 29%.
As of December 31, 2017, in accordance with ASU No 2015-17, our deferred tax assets and liabilities are netted and reported as a non-current deferred tax liability on our balance sheet. Our non-current deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by our deferred tax assets, largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, Section 263A adjustments, accrued remediation costs and percentage completed contract method for tax. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and tax planning alternatives. If we determine we will not be able to realize all or part of our deferred tax assets, a valuation allowance would be recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Based on our assumption with respect to forecasts of future taxable income and tax planning, among others, we anticipate being able to generate sufficient taxable income to utilize our deferred tax assets. Therefore, we have not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets, applying the new Tax Act federal rate of 21%, as of December 31, 2017 is approximately $5.0 million.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016
The following table presents our operating income from continuing operations for the two year period ended December 31 as indicated:

	2017	2016
Revenue
Electrical construction	$109,154,476	$125,771,361
Other	4,799,043	4,652,102
Total revenue	113,953,519	130,423,463
Costs and expenses
Electrical construction	86,714,412	93,566,045
Other	3,147,791	3,242,887
Selling, general and administrative	6,611,315	5,913,132
Depreciation and amortization	7,217,901	6,312,164
Loss (gain) on sale of property and equipment	76,810	(17,535)
Total costs and expenses	103,768,229	109,016,693
Total operating income	$10,185,290	$21,406,770
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the year ended December 31, 2017, decreased 12.6% to $114.0 million, from $130.4 million in 2016. Electrical construction operations revenue decreased $16.6 million (13.2%) to $109.2 million, from $125.8 million in 2016. The decrease in electrical construction revenue was attributable to fewer awarded bid opportunities issued by our customers and the substantial completion of certain large, higher margin fixed-price contracts in the first and second quarters of 2016. The decrease was partially offset by storm restoration work in the 2017 third quarter and an increase in master service agreement (“MSA”) revenue.
Revenue from real estate development operations, included under the caption “Other,” was $4.8 million and $4.7 million for the years ended December 31, 2017 and 2016, respectively, representing approximately 4% of our total revenue for both years.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The following table presents our total backlog as of December 31, 2017 and 2016 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have remaining renewals ranging from one to three years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $131.2 million (70.1%) of our total estimated MSA backlog as of December 31, 2017.

	Backlog as of		Backlog as of
	December 31, 2017		December 31, 2016
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$27,110,793	$27,110,793	$27,094,081	$27,094,081
Estimated MSAs	83,124,471	187,047,802	70,464,180	162,923,289
Total	$110,235,264	$214,158,595	$97,558,261	$190,017,370

(1)Amount includes firm contract awards under MSA agreements.
Our total backlog as of December 31, 2017, increased $24.1 million (12.7%) to $214.2 million, compared to $190.0 million as of December 31, 2016.

Our 12-month backlog as of December 31, 2017 increased $12.7 million, (13.0%) to $110.2 million, due to the successful renewal of an MSA agreement and adjustments to existing MSA backlog estimates partially offset by existing MSA backlog run off.
Of our total backlog as of December 31, 2017, we expect approximately $110.2 million (51.5%) to be completed during 2018.
Backlog is estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. Our electrical construction revenue in 2017 exceeded our 12-month backlog as of December 31, 2016 by 11.9%.
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
As of December 31, 2017 and 2016, estimated MSAs (other than project-specific firm contracts under MSAs) accounted for approximately 87.3% and 85.7% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
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
Revenue estimates included in our backlog may be subject to change as a result of project accelerations, additions, cancellations or delays due to various factors, including but not limited to: commercial issues, material deficiencies, permitting, regulatory requirements and adverse weather. Our customers are not contractually committed to a specific level of services under our MSAs (other than project-specific firm contracts under MSAs). While we did not experience any material cancellations during the current period, most of our contracts may be terminated, even if we are not in default under the contract.
For further Backlog information, please refer to the information set forth in “Item 1. Business” under the caption “Backlog,” and “Item 1A. Risk Factors.”
Operating Results
Total operating income decreased to $10.2 million for the year ended December 31, 2017, from $21.4 million in 2016. This decrease was attributable to the substantial completion in the first and second quarters of 2016 of certain large, higher margin fixed-price electrical construction projects. In addition, our 2017 results were affected by a decline in awarded bid opportunities and increased competition which resulted in lower margins. The results for the year were also significantly affected by operating losses in our Texas operations in the third and fourth quarters aggregating $2.8 million. The operating loss in Texas resulted from the retention of personnel for certain potential projects that did not materialize. This loss was partially offset by reallocating personnel and equipment to Florida for storm restoration work. Since year end we have experienced significant growth in the level of our Texas operations resulting from awarded projects for 2018, although future revenue and the impact on earnings cannot be predicted with certainty. In 2017, the decrease in our operating income was adversely affected by increased selling, general and administrative and depreciation expenses totaling $1.6 million, detailed in the tables below.
Gross margin on electrical construction operations for the year ended December 31, 2017 was 20.6%, compared to 25.6% in 2016. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by electrical construction revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the years ended December 31, 2017 and 2016:

	2017	2016
Net income (GAAP as reported)	$8,297,751	$12,999,749
Interest expense, net of amount capitalized	665,268	591,176
Provision for income taxes, net (1)	871,762	7,743,691
Depreciation and amortization (2)	7,217,901	6,312,164
EBITDA	$17,052,682	$27,646,780
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
Costs and Expenses
Total costs and expenses decreased by $5.2 million to $103.8 million for the year ended December 31, 2017, from $109.0 million in 2016, primarily attributable to the decrease in electrical construction and “Other” revenue, partially offset by increases in selling, general and administrative and depreciation expenses.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the years ended December 31 as indicated:

	2017	2016
Electrical construction operations	$1,587,101	$1,265,811
Other	1,014,560	832,260
Corporate	4,009,654	3,815,061
Total	$6,611,315	$5,913,132

SG&A expenses increased 11.8% to $6.6 million for the year ended December 31, 2017, from $5.9 million for the year ended December 31, 2016. The increase in SG&A expenses was mainly attributable to higher professional services including accounting service fees resulting from the change in our filing status to an accelerated filer, as of December 31, 2017 and a change in the method of allocating corporate SG&A expenses. See Item 1A. “Risk Factors,” under Part I and “Item 9A. Controls and Procedures,” of this form for additional requirements now applicable due to our change in reporting status.
As a percentage of revenue, SG&A expenses increased to 5.8% for 2017, from 4.5% in 2016, due primarily to the aforementioned increase in SG&A expenses and lower revenue during 2017.
The following table sets forth depreciation and amortization expense for the years ended December 31 as indicated:

	2017	2016
Electrical construction operations	$7,086,361	$6,179,831
Other	15,207	15,103
Corporate	116,333	117,230
Total	$7,217,901	$6,312,164
Depreciation and amortization expense, which includes $62,000 of amortization expense for acquired intangibles, increased to $7.2 million for the year ended December 31, 2017, from $6.3 million for the year ended December 31, 2016, as a result of an increase in capital expenditures, mainly attributable to favorable purchasing opportunities and fleet upgrades.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2017	2016
Income tax provision	$1,035,997	$7,809,768
Effective income tax rate	10.8%	37.3%
Our effective tax rate for the year ended December 31, 2017 was 10.8%. The effective tax rate differs from the federal statutory rate of 34% mainly due to the Tax Act, enacted on December 22, 2017, resulting in a one-time total net tax benefit of $2.5 million or 26.0% for the year ended December 31, 2017. This benefit is the result of the re-measurement of our deferred tax assets and liabilities to the lower enacted corporate tax rate of 21%, which offsets the effects of state income taxes and nondeductible expenses reduced by a significant domestic production activities deduction. Our effective tax rate for the year ended December 31, 2016 was 37.3% and differs from the federal statutory rate of 35% mainly due to state income taxes and nondeductible expenses offset by a significant domestic production activities deduction.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of December 31, 2017, we had cash and cash equivalents of $18.5 million and working capital of $36.0 million, as compared to cash and cash equivalents of $20.6 million, and working capital of $33.0 million as of December 31, 2016.
In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $14.8 million was available for borrowing as of December 31, 2017. This revolving line of credit is used as a Working Capital Loan, as discussed in note 7 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2017	2016
Net cash provided by operating activities	$8,203,477	$18,057,251
Net cash used in investing activities	(10,167,988)	(4,669,739)
Net cash used in financing activities	(105,380)	(4,162,102)
Net (decrease) increase in cash and cash equivalents	$(2,069,891)	$9,225,410

Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $8.2 million for the year ended December 31, 2017, compared to cash provided by operating activities of $18.1 million for 2016. The decrease in cash flows from operating activities was approximately $9.9 million and was primarily due to the changes reflected in our net income. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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
For the quarters ended December 31, 2017 and 2016, our DSO for accounts receivable and accrued billings were 73 and 58, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 20 and 22, respectively. The increase in our DSO for accounts receivable and accrued billings and the decrease in our costs and estimated earnings in excess of billings for the quarter ended December 31, 2017, when compared to the same quarterly period in 2016 was mainly due to the timing of project billings and cash collections, as well as the aforementioned decrease in revenue. As of March 9, 2018, we have received approximately 97.8% of our December 31, 2017 outstanding trade accounts receivable and have billed 87.6% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $4.5 million for the year ended December 31, 2017 from $8.1 million for the year ended December 31, 2016. Taxes paid for the year ended December 31, 2017 included approximately $500,000 for 2016 and the remaining $4.0 million for the estimated 2017 income tax liability. Taxes paid for the year ended December 31, 2016 included $500,000 for the 2015 income tax liability and the remaining $7.6 million for the estimated 2016 income tax liability.
Investing Activities
Cash used in investing activities for the year ended December 31, 2017, was $10.2 million, compared to cash used in investing activities of $4.7 million for 2016. The increase in cash used in our investing activities for the year ended December 31, 2017, when compared to 2016, is attributable to an increase in capital expenditures of $5.3 million when compared to 2016. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2018 is expected to total approximately $8.7 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations, mainly due to favorable purchasing opportunities. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the year ended December 31, 2017, was $105,000, compared to cash used in financing activities of $4.2 million for 2016. Our financing activities for the current year consisted mainly of repayments totaling $22.7 million, as follows: $9.6 million on our $17.0 Million Equipment Loan, repayments of $7.6 million on our $10.0 Million Equipment Loan, repayments of $3.1 million on our $22.6 Million Equipment Loan, repayments of $1.3 million on our $2.0 Million Equipment Loan and repayments of $1.2 million on our Working Capital Loan (as such loans are defined in note 7 to the consolidated financial statements). These repayments were offset by net borrowings of $22.6 million on our $22.6 Million Equipment Loan (as defined in note 7 to the consolidated financial statements). Our financing activities for the year ended December 31, 2016 consisted mainly of repayments totaling $8.8 million, as follows: $3.4 million on our $17.0 Million Equipment Loan, repayments of $2.4 million on our $10.0 Million Equipment Loan, repayments of $2.3 million on our Working Capital Loan and repayments of $743,000 on our $2.0 Million Equipment Loan (as such loans are defined in note 7 to the consolidated financial statements). These repayments were offset by net borrowings of $4.7 million on our Working Capital Loan (as defined in note 7 to the consolidated financial statements).
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of December 31, 2017.
The following are computations of these most significant financial covenants:

		Actual as of
Covenants Measured at Quarter End:	Covenant	December 31, 2017
Tangible net worth minimum	$20,000,000	$55,696,240
Outside debt not to exceed	$500,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	0.67 : 1.0
Covenants Measured at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.3 : 1.0	2.44 : 1.00
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

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Goldfield Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, cash flows, and stockholders’ equity for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 1963.
Orlando, Florida
March 14, 2018
Certified Public Accountants

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$18,529,757	$20,599,648
Accounts receivable and accrued billings	21,566,842	19,094,407
Costs and estimated earnings in excess of billings on uncompleted contracts	6,074,346	7,313,099
Income taxes receivable	619,552	533,837
Residential properties under construction	2,412,202	1,552,131
Prepaid expenses	993,668	1,037,715
Other current assets	1,532,110	1,298,044
Total current assets	51,728,477	51,428,881

Property, buildings and equipment, at cost, net of accumulated depreciation of $38,927,654 in 2017 and $33,140,214 in 2016	36,072,300	33,245,947
Deferred charges and other assets
Land and land development costs	4,326,728	4,930,331
Cash surrender value of life insurance	550,335	550,672
Restricted cash	102,027	173,041
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $263,134 in 2017 and $201,634 in 2016	750,666	812,166
Other assets	—	59,712
Total deferred charges and other assets	5,831,163	6,627,329
Total assets	$93,631,940	$91,302,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$9,379,535	$11,386,119
Billings in excess of costs and estimated earnings on uncompleted contracts	166,268	845,057
Current portion of notes payable, net	6,099,787	6,101,855
Accrued remediation costs	87,553	102,526
Total current liabilities	15,733,143	18,435,557
Deferred income taxes	4,698,720	8,204,324
Accrued remediation costs, less current portion	434,164	112,380
Notes payable, less current portion, net	16,151,567	16,231,373
Other accrued liabilities	66,033	67,961
Total liabilities	37,083,627	43,051,595
Commitments and contingencies (notes 4 and 8)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	36,593,440	28,295,689
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	56,548,313	48,250,562
Total liabilities and stockholders’ equity	$93,631,940	$91,302,157
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2017	2016
Revenue
Electrical construction	$109,154,476	$125,771,361
Other	4,799,043	4,652,102
Total revenue	113,953,519	130,423,463
Costs and expenses
Electrical construction	86,714,412	93,566,045
Other	3,147,791	3,242,887
Selling, general and administrative	6,611,315	5,913,132
Depreciation and amortization	7,217,901	6,312,164
Loss (gain) on sale of property and equipment	76,810	(17,535)
Total costs and expenses	103,768,229	109,016,693
Total operating income	10,185,290	21,406,770
Other income (expense), net
Interest income	31,696	33,465
Interest expense, net of amount capitalized	(665,268)	(591,176)
Other income, net	57,654	68,465
Total other expense, net	(575,918)	(489,246)
Income from continuing operations before income taxes	9,609,372	20,917,524
Income tax provision	1,035,997	7,809,768
Income from continuing operations	8,573,375	13,107,756
Loss from discontinued operations, net of income tax benefit of $164,235 and $66,077, respectively	(275,624)	(108,007)
Net income	$8,297,751	$12,999,749
Net income (loss) per share of common stock — basic and diluted
Continuing operations	$0.34	$0.52
Discontinued operations	(0.01)	—
Net income	$0.33	$0.51
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$8,297,751	$12,999,749
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,217,901	6,312,164
Amortization of debt issuance costs	23,506	23,418
Deferred income taxes	(3,505,604)	649,077
Loss (gain) on sale of property and equipment	76,810	(17,535)
Other losses (gains)	337	(1,072)
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(2,472,435)	(1,844,340)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,238,753	2,979,100
Residential properties under construction	(860,071)	(1,406,681)
Income taxes receivable	(85,715)	(533,837)
Prepaid expenses and other assets	(130,307)	(43,912)
Land and land development costs	603,603	(2,513,242)
Restricted cash	71,014	134,051
Income taxes payable	—	(483,763)
Accounts payable and accrued liabilities	(1,900,088)	1,221,487
Billings in excess of costs and estimated earnings on uncompleted contracts	(678,789)	610,896
Accrued remediation costs	306,811	(28,309)
Net cash provided by operating activities	8,203,477	18,057,251
Cash flows from investing activities
Proceeds from disposal of property and equipment	133,733	263,876
Proceeds from notes receivable	—	56,048
Purchases of property, buildings and equipment	(10,301,721)	(4,989,663)
Net cash used in investing activities	(10,167,988)	(4,669,739)
Cash flows from financing activities
Proceeds from notes payable	22,600,000	4,700,000
Repayments on notes payable	(22,697,255)	(8,840,137)
Debt issuance costs	(8,125)	(21,965)
Net cash used in financing activities	(105,380)	(4,162,102)
Net (decrease) increase in cash and cash equivalents	(2,069,891)	9,225,410
Cash and cash equivalents at beginning of year	20,599,648	11,374,238
Cash and cash equivalents at end of year	$18,529,757	$20,599,648
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$621,797	$548,959
Income taxes paid, net	$4,463,081	$8,112,214
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$57,279	$165,703
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2015	27,813,772	$2,781,377	$18,481,683	$15,295,940	$(1,308,187)	$35,250,813
Net income	—	—	—	12,999,749	—	12,999,749
Balance as of December 31, 2016	27,813,772	2,781,377	18,481,683	28,295,689	(1,308,187)	48,250,562
Net income	—	—	—	8,297,751	—	8,297,751
Balance as of December 31, 2017	27,813,772	$2,781,377	$18,481,683	$36,593,440	$(1,308,187)	$56,548,313
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of both December 31, 2017 and 2016, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
In accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either the years ended December 31, 2017 or 2016.
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
Executive Long-term Incentive Plan
The Company has not issued shares pursuant to The Goldfield Corporation 2013 Long-term Incentive Plan (the “2013 Plan”) in either 2017 or 2016. Therefore, the Company has no compensation expense for shares pursuant to the 2013 Plan for either of the years ended December 31, 2017 or 2016.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates. Management considers the most significant estimates in preparing these consolidated financial statements to be the estimated cost to complete electrical construction contracts in progress, the adequacy of the accrued remediation costs and the realizability of deferred tax assets.

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
Goodwill and Intangible Assets
Intangible assets with finite useful lives recorded in connection with a historical acquisition are amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2017, the Company assessed the recoverability of its long-lived assets and goodwill, and believed that there were no events or circumstances present that would require a test of recoverability on those assets. As a result, there was no impairment of the carrying amounts of such assets.
Segment Reporting
The Company operates as a single reportable segment, electrical construction, under ASC Topic 280-10-50 Disclosures about Segments of an Enterprise and Related Information. The Company’s real estate development operations are not significant for reporting purposes and, accordingly, results of the ongoing real estate development operations are included in the income statement under the caption “Other.” Certain corporate costs are not allocated to the electrical construction segment.
Reclassifications
Certain amounts previously reflected on the prior year cash flows from operating activities include amounts under contract loss accruals now included under Accounts payable and accrued liabilities. This reclassification had no effect on the previously reported total of cash flows from operating activities.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles. The amendments under this pronouncement will change when and how an entity recognizes revenue from contracts it enters to transfer goods, services or non-financial assets to its customers. The new guidance creates a comprehensive framework for all entities in all industries to apply when determining when and how to recognize revenue. This new guidance supersedes virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for either retrospective or cumulative effect transition methods of adoption and is effective for periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 which provides a one-year deferral of the revenue recognition standard’s effective date. Public business entities are required to apply the revenue recognition standard to annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.
Under the new standard ASC Topic 606 Revenue from Contracts from Customers, electrical construction fixed-price contracts, currently accounted for under ASC Topic 605-35, will be recognized over time as services are performed and the underlying obligation to the customer is fulfilled. Generally, this will result in the use of input measures on a cost to cost basis, similar to the practices currently in place for contracts accounted for under ASC Topic 605-35. The Company has assessed that under the new guidance the primary impact will be on the timing of when and how contract modifications and change orders are recognized. Currently, contract modifications, change orders and variable consideration are generally included in total contract value when executed by the customer as compared to the new guidance, when legally enforceable and estimable. This may result in timing differences on the recognition of revenue and profit when compared to the Company’s current practices. Additionally, under ASC Topic 605-35 the Company’s contract modifications, change orders and variable consideration have historically been accounted for on a cumulative catch up basis. While this methodology is still applicable under the new standard, modifications, change orders and variable consideration need to be evaluated to determine whether distinct goods and services are being added to the contract or if they are distinct from the goods already transferred. The treatment of contract modifications, change orders and variable consideration on a contract by contract basis under the new standard could be different and have an impact on the timing of individual project revenue and profit.
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
The Company estimates that there will not be material changes in the pattern of revenue recognition for real estate development operations, which are presented under the caption “Other” in the consolidated financial statements. The Company will continue to recognize revenue upon the transfer of control of the promised real estate properties, generally at time of closing.
When this pronouncement is adopted in 2018, the Company will adopt all amendments under this ASU using the cumulative effect transition method. The Company will apply this guidance to contracts with customers that were not substantially complete as of January 1, 2018 and will be effective for the quarter ending March 31, 2018. The Company’s financial results for reporting periods after January 1, 2018 will be presented under the new guidance, while financial results from prior periods will continue to be reported in accordance with the prior guidance and the Company's historical accounting policies. The Company has substantially completed its evaluation of the impact of the new guidance on its contracts with customers, including the identification of differences that may result from the new requirements, the most significant of which are discussed above.
The Company does not expect this update to have a material effect on the Company’s results of operations, financial position or cash flows. This conclusion is based on the Company’s continued evaluation of on-going contracts, its understanding of historical contracts with its customers and its evaluation of contracts under the cumulative effect transition method. The Company expects its disclosures related to revenue recognition will expand to address new quantitative and qualitative requirements regarding the nature, amount and timing of revenue from contracts with customers and additional information related to contract assets and liabilities. The Company has identified and is in the final stages of implementing changes to its processes and internal controls to meet the reporting and disclosure requirements of this update.
In May 2016, the FASB issued ASU 2016-12, which improves guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-20, ASU 2016-10 and ASU 2016-08. These updates are effective concurrently with ASU 2014-09 and the Company does not expect the adoption of this new guidance to have a material impact on the Company’s consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. In addition, in November 2016, the FASB issued ASU 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both updates are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this guidance as of January 1, 2018 and does not expect the adoption will have a material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, which eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the time of adoption. The Company will adopt this guidance as of January 1, 2018 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 of the current goodwill impairment test. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the recorded amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company is currently assessing the impact that adoption will have on its consolidated financial statements, however, the Company does not expect this ASU to have a significant impact on its consolidated financial statements or disclosures.
Note 2 – Costs and Estimated Earnings on Uncompleted Contracts
Long-term fixed-price electrical construction contracts in progress accounted for using the percentage-of-completion method as of December 31 for the years as indicated:

	2017	2016
Costs incurred on uncompleted contracts	$48,681,608	$47,282,570
Estimated earnings	16,076,125	18,644,216
	64,757,733	65,926,786
Less billings to date	58,849,655	59,458,744
Total	$5,908,078	$6,468,042
Included in the consolidated balance sheets under the following captions
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,074,346	$7,313,099
Billings in excess of costs and estimated earnings on uncompleted contracts	(166,268)	(845,057)
Total	$5,908,078	$6,468,042
The amounts billed but not paid by customers pursuant to retention provisions of long-term electrical construction contracts were $3.3 million and $3.2 million as of December 31, 2017 and 2016, respectively, and are included in the accompanying consolidated balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.
Note 3 – Income Taxes
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. tax code by, among other items, reducing the federal corporate tax rate from its highest rate of 35% to a single rate of 21%, providing for the full expensing of certain depreciable property, limiting the deductibility of interest expense, further limiting the deductibility of certain executive compensation, and limiting the use of net operating loss carryforwards created in tax years beginning after December 31, 2017.
Generally accepted accounting principles require companies to record the impact of the Tax Act in their financial statements for the period during which the Tax Act becomes law, even if provisions of the Tax Act become effective at a future date. The Securities and Exchange Commission (“SEC”) staff recently issued Staff Accounting Bulletin (“SAB”) 118, Income Tax

Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on accounting for the effects and includes a measurement period that ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting of the Tax Act which cannot extend beyond one year. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740, Income Taxes, is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The Company’s accounting for the following elements of the Tax Act are complete. However, these estimates may be affected by additional analysis and are subject to change due to a variety of factors, including, among others: (i) management’s further assessment of the Tax Act and related regulatory guidance; (ii) further guidance that may be issued by the Treasury, Financial Accounting Standards Board, SEC, Internal Revenue Service, or state, local or other taxing authorities; and (iii) actions the Company may take as a result of the Tax Act.
Re-measurement of Net Deferred Tax Liability: As a result of the Company’s net deferred tax liability position, a one-time income tax benefit of $2.5 million for the year ended December 31, 2017 was recorded as a result of the reduction in the federal corporate tax rate.
Cost Recovery: The Company has completed a full analysis of its 2017 capital expenditures that qualify for immediate expensing and has recorded a benefit for bonus depreciation that resulted in a decrease of approximately $140,000 to current income taxes and a corresponding increase in our deferred tax liabilities (after considering the effects of the reduction in the federal corporate tax rate). The full expensing was only effective for certain depreciable property placed in service after September 27, 2017.
The Company believes the impact of certain provisions in the Tax Act, such as the limitation on interest expense deductibility, the limitation on the deductibility of certain executive compensation and net operating loss carryforwards will be immaterial.
The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2017	2016
Current
Federal	$3,863,151	$6,157,900
State	558,993	1,014,213
	4,422,144	7,172,113
Deferred
Federal	(3,270,928)	570,770
State	(115,219)	66,885
	(3,386,147)	637,655
Total	$1,035,997	$7,809,768
The following table presents the total income tax provision for the years ended December 31 as indicated:

	2017	2016
Income tax provision	$1,035,997	$7,809,768
Discontinued operations	(164,235)	(66,077)
Total	$871,762	$7,743,691

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31 as indicated:

	2017	2016
Deferred tax assets
Accrued vacation	$113,893	$146,215
Acquisition costs capitalized	58,886	98,484
Accrued remediation costs	130,168	80,100
Accrued payables	174,674	122,235
Percentage completed contract method for tax	276,413	—
Accrued workers’ compensation	159,237	127,033
Capitalized bidding costs	121,227	8,846
Inventory adjustments	139,565	133,991
Accrued lease expense	17,902	32,683
Accrued contract losses	50,220	89
Other	4,103	5,214
Total deferred tax assets	1,246,288	754,890
Deferred tax liabilities
Tax amortization in excess of financial statement amortization	(10,850)	(12,156)
Tax depreciation in excess of financial statement depreciation	(5,934,158)	(8,947,058)
Total deferred tax liabilities	(5,945,008)	(8,959,214)
Total net deferred tax liabilities	$(4,698,720)	$(8,204,324)
As of December 31, 2017, the non-current deferred tax liabilities decreased to $4.7 million from $8.2 million as of December 31, 2016 due to the re-measurement of the Company’s net deferred tax liability position at the new tax rate of 21% under the Tax Act.
The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on assumptions with respect to forecasts of future taxable income and tax planning strategies, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets, applying the new Tax Act federal rate of 21%, as of December 31, 2017 is approximately $5.0 million.
The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on income from continuing operations for the years ended December 31 as indicated:

	2017	2016
Federal statutory rate	34.0%	35.0%
State tax rate, net of federal tax	3.1	3.3
Nondeductible expenses	3.6	1.6
Domestic production activities deduction	(4.0)	(3.2)
Tax Act rate change	(26.0)	—
Other	0.1	0.6
Total	10.8%	37.3%

The Company had gross unrecognized tax benefits of $5,000 as of both December 31, 2017 and 2016. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2014 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2017	2016
Balance as of January 1	$4,723	$4,723
Increase from current year tax positions	—	—
Decrease from settlements with taxing authority	—	—
Balance as of December 31	$4,723	$4,723
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During the years ended December 31, 2017 and 2016, the Company recognized $1,000 each year in interest and penalties. The Company had accrued as a current liability $9,000 and $8,000 for the future payment of interest and penalties as of December 31, 2017 and 2016, respectively.
Note 4 – Discontinued Operations
Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $522,000 and $215,000, respectively, including an increase of $440,000 and $174,000 ($276,000 and $108,000, net of tax benefit of $164,000 and $66,000, respectively) recognized for the years ended December 31, 2017 and 2016, respectively. The increase for both the years ended December 31, 2017 and 2016, resulted mainly from changes in the scope of the project as required by the EPA and the state of Washington. The remaining balance of the accrued remediation costs as of December 31, 2017, mainly represents estimated future charges for EPA response costs and monitoring and provisions for potential future remediation efforts of the property as required by the state of Washington. The total costs to be incurred in future periods may vary from this estimate.
The provision will be reviewed periodically based upon facts and circumstances available at the time. The costs provisioned for future expenditures related to this environmental obligation are not discounted to present value.
Note 5 – Property, Buildings and Equipment
The following table presents the balances of major classes of properties as of December 31 as indicated:

	Estimated useful lives in years	2017	2016
Land	—	$530,221	$371,228
Land improvements	7 - 15	495,484	470,754
Buildings and improvements	5 - 40	2,588,053	2,155,578
Leasehold improvements	7 - 39	252,646	252,646
Machinery and equipment	2 - 10	70,892,181	62,955,883
Construction in progress	—	241,369	180,072
Total		74,999,954	66,386,161
Less accumulated depreciation		38,927,654	33,140,214
Net properties, buildings and equipment		$36,072,300	$33,245,947
Management reviews the net carrying value of all properties, buildings and equipment on a regular basis to assess and determine whether trigger events of impairment exist and the need for possible impairments. As a result of such review, no impairment write-down was considered necessary for the years ended December 31, 2017 and 2016.

Note 6 – 401(k) Employee Benefits Plan
Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 75% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $297,000 and $286,000 for the years ended December 31, 2017 and 2016, respectively.
Note 7 – Notes Payable
The following table presents the balances of our notes payables as of December 31 as indicated:

Branch Banking and Trust Company	Maturity Date	2017	2016	Interest Rates
				2017	2016
Working Capital Loan	November 28, 2019	$2,750,000	$3,950,000	3.38%	2.44%
$22.6 Million Equipment Loan	March 9, 2021	$19,540,000	$—	3.25%	—%
$10.0 Million Equipment Loan	July 28, 2020	—	7,579,630	—%	2.81%
$17.0 Million Equipment Loan	March 6, 2020	—	9,601,000	—%	2.50%
$2.0 Million Equipment Loan	March 6, 2020	—	1,256,625	—%	2.50%
Total notes payable		22,290,000	22,387,255
Less unamortized debt issuance costs		38,646	54,027
Total notes payable, net		22,251,354	22,333,228
Less current portion of notes payable, net		6,099,787	6,101,855
Notes payable net, less current portion		$16,151,567	$16,231,373
As of December 31, 2017, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated June 9, 2017 (the “2017 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
On June 9, 2017, the Company and the Debtors entered into the $22.6 Million Equipment Loan agreement. Borrowings of $15.6 million from the $22.6 Million Equipment Loan were used to pay in full all the outstanding Bank equipment loans, with the exception of the Working Capital Loan, plus accrued interest and loan closing costs.
As of December 31, 2017, the Company had a loan agreement and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $18.0 million, to be used as a “Working Capital Loan.” As of December 31, 2017 and December 31, 2016, borrowings under the Working Capital Loan were $2.8 million and $4.0 million, respectively. As a credit guaranty to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. As of both December 31, 2017 and December 31, 2016, the Company had $420,000 for this irrevocable letter of credit related to workers’ compensation.
As of December 31, 2017, the Debtors had a loan agreement with the Bank for the $22.6 Million Equipment Loan, which is guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.
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

The schedule of payments of the notes payable as of December 31, 2017 is as follows:

2018	$6,120,000
2019	8,870,000
2020	6,120,000
2021	1,180,000
Total payments of debt	$22,290,000
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
Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 are as follows:

2018	$4,636,362
2019	3,570,048
2020	837,971
2021 and beyond	7,999
Total minimum operating lease payments	$9,052,380
Total expense for the operating leases were $4.7 million and $4.8 million for the years ended December 31, 2017 and 2016, respectively.
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of December 31, 2017, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $58.2 million.
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

Multi-employer Pension Plans
The Company contributes to a multi-employer pension plan on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multi-employer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. For the years ended December 31, 2017 and 2016, the contributions to these plans were $180,000 and $176,000, respectively.
The Company’s participation in multi-employer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of the plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2017 and 2016 is for the plan’s year ended December 31, 2017, and 2016, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP” column indicates plans for which a financial improvement plan (“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multi-employer plans or other significant events that would impact the comparability of contributions to the plans.
Information about the Plan is publicly available on Form 5500, Annual Return / Report of Employee Benefit Plan. The Plan year-end is December 31st and no single employer contributes 5% or more of total plan contributions.

		Certified Zone Status
Plan Name:	EIN Number	Plan Number	2017	2016	FIP Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
National Electrical Benefit Fund	53-0181657	001	Green	Green	Not applicable (green-zone plan)	Not applicable (green-zone plan)	August 31, 2019
Committed Expenditures
The Company from time to time commits to various contractual agreements that secure future rights to goods, services and other items to be used in the normal course of operations. These commitments include capital equipment purchases, sub-contractor services for the construction of residential properties and land purchases for the future construction of residential properties.
The following table presents the Company’s committed expenditures as of December 31, 2017:

2018	$2,871,492
2019	369,069
2020	128,244
2021 and beyond	64,122
Total committed expenditures	$3,432,927
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
As of December 31, 2017 and 2016, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the years ended December 31, 2017 and 2016.
Note 10 – Common Stock Repurchase Plan
The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 21, 2017, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2018, a maximum of 1,154,940 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. No shares were repurchased during the years ended December 31, 2017 and December 31, 2016. As of December 31, 2017, the total number of shares repurchased under the Repurchase Plan was 2,345,060 at a cost of $1,289,467 (average cost of $0.55 per share). The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock that it had purchased at a cost of $18,720.
Note 11 – Business Concentration and Credit Risks
Credit Risks
Financial instruments, mainly within the electrical construction operations, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $21.6 million and $19.1 million as of December 31, 2017 and 2016, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts.
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

Customer Concentration
Revenue (in thousands of dollars) to customers exceeding 10% of the Company’s total revenue for the years ended December 31 as indicated are as follows:

	2017		2016
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Customer A	$38,306	34	$23,669	18
Customer B	—	—	18,630	14
Customer C	16,912	15	33,770	26
Customer D	11,681	10	—	—
Revenue by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2017		2016
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Principal electrical construction operations (1)	$100,305	88	$118,748	91
Other electrical construction (2)	8,850	8	7,023	5
Total	109,154	96	125,771	96
All other	4,799	4	4,652	4
Total revenue	$113,954	100	$130,423	100

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

Note 13 – Goodwill and Other Intangible Assets Associated with the Acquisition of C&C
The Company performed an annual impairment assessment on its goodwill and intangible assets on December 31, 2017.  Based upon this analysis, the Company determined that there were no impairments.
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		December 31, 2017			December 31, 2016
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(170,670)	$469,330	$640,000	$(128,002)	$511,998
Customer relationships	20	350,000	(70,000)	280,000	350,000	(52,500)	297,500
Non-competition agreement	5	10,000	(8,664)	1,336	10,000	(7,332)	2,668
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(263,134)	$750,666	$1,013,800	$(201,634)	$812,166
Amortization of definite-lived intangible assets will be approximately $60,000 annually for 2018 through 2022.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, at the reasonable assurance level.
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.
Changes in internal control
No changes in our internal control over financial reporting occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Goldfield Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited The Goldfield Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, cash flows, and stockholders’ equity for the years then ended, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 14, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Orlando, Florida
March 14, 2018
Certified Public Accountants

Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information concerning the directors of the Company will be contained under the heading “Proposal 1. Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement, which information is incorporated herein by reference.
Our executive officers are as follows:

Name and Title	Year in which service began as officer	Age (1)
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	70
Stephen R. Wherry Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	59
Jason M. Spivey President Power Corporation of America and Southeast Power Corporation	2017	47
___________________

(1)	As of February 28, 2018
Throughout the past five years, John H. Sottile and Stephen R. Wherry have been principally employed as executive officers of the Company, with responsibilities substantially consistent with those of their current positions.
John H. Sottile has served as Chairman of the Board of Directors since May 1998.
Jason M. Spivey joined Southeast Power Corporation as Project Manager in January 2015 and was promoted to Assistant Vice President in May 2016, prior to being appointed President in June of 2017. Prior to joining the Company, Mr. Spivey worked in the power line construction industry for over 25 years and held various leadership roles related to transmission and distribution line construction at Orlando Utilities Commission, a municipally-owned public utility company, including the position of Transmission Line Supervisor from February 2010 until January 2015.
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
Audit Committee
Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2018 Proxy Statement, which information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information concerning executive compensation and director compensation will be contained under “Executive Compensation” and “Director Compensation” in our 2018 Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning the security ownership of certain beneficial owners and management will be contained under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our 2018 Proxy Statement, which information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Proposal 1. Election of Directors” and “Director Compensation-Transactions with Related Parties” in our 2018 Proxy Statement, which information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2018 Proxy Statement, which information is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:
(1) Financial Statements
(2) Financial Statement Schedules
No financial statement schedules are included as all applicable information is included in the notes to the consolidated financial statements.
(3) Exhibits

3-1 (p)
Restated Certificate of Incorporation of the Company, as amended, is hereby incorporated by reference to Exhibit 3-1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1987, heretofore filed with the Commission (file No. 1-7525).

3-2
Amended and Restated By-Laws of the Company are hereby incorporated by reference to Exhibit 3-1 of the Company’s Current Report on Form 8-K dated July 15, 2005, heretofore filed with the Commission (file No. 1-7525).

3-3
Amended and Restated By-Laws of the Company are hereby incorporated by reference to Exhibit 3-1 of the Company’s Current Report on Form 8-K dated December 11, 2007, heretofore filed with the Commission (file No. 1-7525).

4-1 (p)
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

+10-2(a)
Form of Indemnification Agreement is hereby incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated December 4, 2014, heretofore filed with the Commission (file No. 1-7525).

+10-2(b)
Form of Indemnification Agreement is hereby incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated December 7, 2017, heretofore filed with the Commission (file No. 1-7525).

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

10-5(q)
Confirmation Letter of Modification to Loan Agreement, dated November 8, 2011, relating to Loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, heretofore filed with the Commission (file No. 1-7525).

10-5(r)
Renewal Promissory Note, dated January 4, 2012, of Revolving Line of Credit Promissory Note of The Goldfield Corporation relating to loans of up to $3.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated January 3, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(s)
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

10-5(w)
Addendum To Renewal and Additional Advance Promissory Note, dated April 17, 2012, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(x)
Loan Agreement, dated April 17, 2012, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated April 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(y)
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

10-5(aa)
Addendum to Loan Agreement, dated September 17, 2012, between Branch Banking and Trust Company and The Goldfield Corporation relating to loans to The Goldfield Corporation of up to $5.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated September 17, 2012 heretofore filed with the Commission (file No. 1-7525).

10-5(bb)
Renewal Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(cc)
Addendum To Renewal and Promissory Note, dated January 15, 2013, of The Goldfield Corporation relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(dd)
Loan Agreement, dated January 15, 2013, of the Goldfield Corporation, relating to loans of up to $5.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated January 15, 2013 heretofore filed with the Commission (file No. 1-7525).

10-5(ee)
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

10-5(ff)
Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(gg)
Addendum to Modification Promissory Note, dated December 16, 2013, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated December 16, 2013, heretofore filed with the Commission (file No. 1-7525).

10-5(hh)
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

10-5(ii)
Modification Promissory Note, dated September 4, 2015, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated September 8, 2015, heretofore filed with the Commission (file No. 1-7525).

10-5(jj)
Addendum to Modification Promissory Note, dated September 4, 2015, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated September 8, 2015, heretofore filed with the Commission (file No. 1-7525).

10-5(kk)
Modification Promissory Note, dated June 15, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated June 16, 2016, heretofore filed with the Commission (file No. 1-7525).

10-5(ll)
Addendum to Modification Promissory Note, dated June 15, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $15.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated June 16, 2016, heretofore filed with the Commission (file No. 1-7525).

10-5(mm)
Modification Promissory Note, dated November 1, 2016, between The Goldfield Corporation and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $18.0 million is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated November 1, 2016, heretofore filed with the Commission (file No. 1-7525).

10-5(nn)
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

10-10
Promissory Note of The Goldfield Corporation, dated March 6, 2015, relating to Loans of up to $17.0 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-10(a)
Addendum to Promissory Note dated March 6, 2015 among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $17.0 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated March 6, 2015, heretofore filed with the Commission (file No. 1-7525).

10-10(b)
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

10-10(c)
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

10-12
Master Loan Agreement, dated June 9, 2017, among The Goldfield Corporation, Power Corporation of America, Southeast Power Corporation, C and C Power Line Inc., Bayswater Development Corporation, Precision Foundations, Inc., Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to all prior and new loans with Branch Banking and Trust Company as listed in Exhibit “A” of the loan document is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated June 9, 2017, heretofore filed with the Commission (file No. 1-7525).

10-13
Promissory Note of The Goldfield Corporation, dated June 9, 2017, relating to Loans of up to $22.6 million is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated June 9, 2017, heretofore filed with the Commission (file No. 1-7525).

10-13(a)
Addendum to Promissory Note dated June 9, 2017, among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans of up to $22.6 million is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated June 9, 2017, heretofore filed with the Commission (file No. 1-7525).

10-13(b)
Security Agreement, dated June 9, 2017, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Precision Foundations, Inc., Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $22.6 million is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated June 9, 2017, heretofore filed with the Commission (file No. 1-7525).

10-13(c)
Guaranty Agreement, dated June 9, 2017, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Precision Foundations, Inc., Pineapple House of Brevard, Inc., C and C Power Line, Inc., and Branch Banking and Trust Company relating to loans to The Goldfield Corporation of up to $22.6 million is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated June 9, 2017, heretofore filed with the Commission (file No. 1-7525).

(p)	Filed as a paper exhibit with the U.S. Securities and Exchange Commission

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
(John H. Sottile)

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 14, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2018.

Signature	Title

/s/ JOHN H. SOTTILE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
(John H. Sottile)

/s/ STEPHEN R. WHERRY	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
(Stephen R. Wherry)

*	Director
(David P. Bicks)

*	Director
(Harvey C. Eads, Jr.)

*	Director
(John P. Fazzini)

*	Director
(Danforth E. Leitner)

*	Director
(Stephen L. Appel)

*By:	/s/ JOHN H. SOTTILE
John H. Sottile
Attorney-in-Fact