Form 10-Q
period 2018-03-31
GOLDFIELD CORP
filed 2018-05-08
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of May 3, 2018 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$16,566,711	$18,529,757
Accounts receivable and accrued billings	16,495,418	21,566,842
Costs and estimated earnings in excess of billings on uncompleted contracts	13,697,310	6,074,346
Income taxes receivable	—	619,552
Residential properties under construction	3,581,864	2,412,202
Prepaid expenses	1,087,420	993,668
Other current assets	1,661,135	1,532,110
Total current assets	53,089,858	51,728,477

Property, buildings and equipment, at cost, net of accumulated depreciation of $40,666,240 in 2018 and $38,927,654 in 2017	38,388,082	36,072,300
Deferred charges and other assets
Land and land development costs	4,760,759	4,326,728
Cash surrender value of life insurance	549,334	550,335
Restricted cash	102,027	102,027
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $278,509 in 2018 and $263,134 in 2017	735,291	750,666
Total deferred charges and other assets	6,248,818	5,831,163
Total assets	$97,726,758	$93,631,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$12,017,673	$9,379,535
Billings in excess of costs and estimated earnings on uncompleted contracts	105,634	166,268
Current portion of other long term debt	108,979	—
Current portion of notes payable, net	6,100,885	6,099,787
Income taxes payable	348,708	—
Accrued remediation costs	78,577	87,553
Total current liabilities	18,760,456	15,733,143
Deferred income taxes	4,618,399	4,698,720
Accrued remediation costs, less current portion	434,164	434,164
Other long term debt, less current portion, net	269,755	—
Notes payable, less current portion, net	14,625,868	16,151,567
Other accrued liabilities	64,128	66,033
Total liabilities	38,772,770	37,083,627
Commitments and contingencies (notes 4 and 6)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	38,999,115	36,593,440
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	58,953,988	56,548,313
Total liabilities and stockholders’ equity	$97,726,758	$93,631,940
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenue
Electrical construction	$34,131,919	$29,448,647
Other	306,777	1,275,217
Total revenue	34,438,696	30,723,864
Costs and expenses
Electrical construction	26,782,860	22,008,973
Other	213,757	874,277
Selling, general and administrative	2,116,414	1,779,972
Depreciation and amortization	1,887,508	1,748,892
Gain on sale of property and equipment	(13,391)	(2,572)
Total costs and expenses	30,987,148	26,409,542
Total operating income	3,451,548	4,314,322
Other income (expense), net
Interest income	6,789	7,336
Interest expense, net of amount capitalized	(189,617)	(134,020)
Other income, net	15,094	14,649
Total other expense, net	(167,734)	(112,035)
Income before income taxes	3,283,814	4,202,287
Income tax provision	878,139	1,537,138
Net income	$2,405,675	$2,665,149

Net income per share of common stock — basic and diluted	$0.09	$0.10
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$2,405,675	$2,665,149
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,887,508	1,748,892
Amortization of debt issuance costs	5,399	5,921
Deferred income taxes	(80,321)	(291,308)
Gain on sale of property and equipment	(13,391)	(2,572)
Other losses	1,001	—
Changes in operating assets and liabilities
Accounts receivable and accrued billings	5,071,424	2,123,564
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,622,964)	(3,090,811)
Residential properties under construction	(1,169,662)	162,367
Income taxes receivable	619,552	533,837
Prepaid expenses and other assets	(222,777)	(894,916)
Land and land development costs	(434,031)	473,986
Income taxes payable	348,708	1,241,528
Accounts payable and accrued liabilities	2,170,465	(3,222,390)
Billings in excess of costs and estimated earnings on uncompleted contracts	(60,634)	(324,826)
Accrued remediation costs	(8,976)	(17,490)
Net cash provided by operating activities	2,896,976	1,110,931
Cash flows from investing activities
Proceeds from disposal of property and equipment	70,500	36,242
Purchases of property, buildings and equipment	(3,374,256)	(5,987,477)
Net cash used in investing activities	(3,303,756)	(5,951,235)
Cash flows from financing activities
Repayments on notes payable	(1,530,000)	(1,531,056)
Other long term debt repayments	(26,266)	—
Net cash used in financing activities	(1,556,266)	(1,531,056)
Net decrease in cash, cash equivalents and restricted cash	(1,963,046)	(6,371,360)
Cash, cash equivalents and restricted cash at beginning of the period	18,631,784	20,772,689
Cash, cash equivalents and restricted cash at end of the period	$16,668,738	$14,401,329
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$188,194	$127,751
Income taxes (refunded) paid, net	$(9,800)	$53,081
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$523,047	$87,482
Equipment funded by other long term debt	$378,734	$—
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies
Overview
The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is the construction of electrical infrastructure for the utility industry and industrial customers. The principal market for the Company’s electrical construction operation is primarily in the Southeast, mid-Atlantic, Texas and Southwest regions of the United States.
Basis of Financial Statement Presentation
In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2017, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. These statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2018 and December 31, 2017, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. Management considers the most significant estimates in preparing these consolidated financial statements to be the estimated costs at completion of electrical construction contracts in progress.
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
In accordance with Accounting Standards Codification (“ASC”) Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either the three months ended March 31, 2018 or in 2017.
Restricted Cash
The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s previous workers’ compensation insurance policy, as described in note 10. Also, see note 10 for information regarding the immaterial impact of an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”) specifically related to the disclosure of restricted cash.
Goodwill and Intangible Assets
Intangible assets with finite useful lives recorded in connection with a historical acquisition are amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2017, the Company assessed the recoverability of its long-lived assets and goodwill, by reviewing relevant events and circumstances to evaluate the qualitative factors in addition to the quantitative impairment test. As a result, there was no impairment of the carrying amounts of such assets.
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
Reclassifications
Certain amounts previously reflected in the prior year statement of cash flows have been reclassified to conform to the Company’s 2018 presentation. The reclassifications are associated with the adoption of ASU 2016-15 for restricted cash.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). Subsequently the FASB issued various ASUs in relation to the new revenue recognition standard. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASC 606 allows for either retrospective or cumulative effect transition methods of adoption and is effective for periods beginning after December 15, 2017.
On January 1, 2018 the Company adopted the new accounting standard ASC 606 and all the related amendments (“new revenue standard”) to all applicable contracts using the modified retrospective method (cumulative effect method). Applicable contracts did not include contracts considered substantially complete. Contracts that were modified before the beginning of the earliest period presented were not retrospectively restated. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price as of the date of adoption. Adoption of the new revenue standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, results of operations and cash flows. In addition, the Company concluded that the cumulative effect of initially applying the new revenue standard was immaterial and consequently did not record an adjustment to the opening balance of retained earnings (less than $30,000 net of tax). The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its financial position, results of operations and cash flows on an ongoing basis.
Specifically, under the new revenue standard, electrical construction fixed-price contracts previously accounted for under ASC 605-35 will be recognized over time as services are performed and the underlying obligation to the customer is fulfilled. This resulted mainly in the use of input measures on a cost to cost basis similar to the practices previously in place for contracts accounted for under ASC 605-35. The Company concluded that under the new revenue standard the primary impact is on the timing of when contract modifications, variable consideration and change orders are recognized, mainly due to the application of the contract identification criteria. This resulted in timing differences on the recognition in revenue and margin when compared to prior practices.
The Company has also determined that electrical construction contracts previously accounted for on a man hour and equipment basis will be recognized over time as services are performed and the underlying obligation to the customer is fulfilled. The Company has elected to apply the practical expedient within ASC 606-10-55-18 for contracts that are routinely billed based on established man hour and equipment rates and the amounts invoiced correspond directly with the value to the customer of the Company’s performance completed to date. These contracts will be treated as a series of distinct services transferred over time and will generally result in a similar revenue pattern when compared to the prior accounting policies.
Additionally, for real estate development operations presented under the caption “Other” in the consolidated financial statements, the Company determined that there is no change in the pattern of revenue recognition and will continue to recognize revenue upon the transfer of control of the promised real estate properties, generally at time of closing. See note 8 for more information regarding the impact of the new revenue standard.
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
In August 2016, the FASB issued ASU 2016-15, which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. In addition, in November 2016, the FASB issued ASU 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both updates are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted these updates and determined there is not a material impact on its consolidated financial statements due to the adoption. The consolidated statement of cash flows for the three months March 31, 2017, has been adjusted on the line item “Accounts receivable and accrued billings” to reflect an immaterial difference in the balance of cash, cash equivalents and restricted cash for the 2017 period. The Company did not make any other prior period adjustments due to the adoption of this ASU. Had the Company made the adjustment to its consolidated balance sheet as of December 31, 2017, restricted cash would have decreased by approximately $2,300 with a corresponding increase to other receivables. This adjustment is associated with the interest income earned on the amount deposited in a trust account for the restricted cash balance. See note 10 for additional restricted cash disclosure information.

In October 2016, the FASB issued ASU 2016-16, which eliminates the requirement to defer the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Under the new guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted and is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the time of adoption. The adoption of ASU 2016-16 had no impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 of the current goodwill impairment test. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the recorded amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company is currently assessing the impact that adoption will have on its consolidated financial statements however, the Company does not expect this ASU to have a significant impact on its consolidated financial statements.
Note 2 – Contract Assets and Contract Liabilities
On January 1, 2018 the Company adopted the new accounting standard ASC 606 and all the related amendments (“new revenue standard”) to all applicable contracts using the modified retrospective method. Applicable contracts did not include contracts considered substantially complete. Contracts that were modified before the beginning of the earliest period presented were not retrospectively restated. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price as of the date of adoption. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, results of operations and cash flows.
The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	March 31, 2018	December 31, 2017	$ Change
Contract assets (1)	$13,697,310	$6,074,346	$7,622,964
Contract liabilities (2)	(127,076)	(367,552)	240,476
Net contract assets	$13,570,234	$5,706,794	$7,863,440

(1) Contract assets consist of amounts under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.”
(2) Contract liabilities consist of the aggregate of amounts presented under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts” and any contract loss accruals included in “Accounts payable and accrued liabilities.”

The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the three months ended March 31, 2018:

$ Change
Cumulative adjustment due to changes in contract values (1)	$1,364,446
Cumulative adjustment due to changes in estimated costs at completion	(1,130,132)
Revenue recognized in the period	25,017,253
Amounts reclassified to receivables	(17,567,969)
Impairment of contract assets (2)	179,842
Total	$7,863,440
(1) Amount attributable to contract modifications accounted for on a cumulative catch-up basis where the customer has approved a change in the scope or price of the contract, where the modification is treated as part of the existing contract and where the remaining goods and services are not distinct.

(2) Adjustment amounts due to changes in contract losses.
For the three months ended March 31, 2018, $166,000 of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2017.

Note 3 – Income Taxes
The following table presents the provision for income tax and the effective tax rates from continuing operations for the three months ended March 31 as indicated:

	Three Months Ended March 31,
	2018	2017
Income tax provision	$878,139	$1,537,138
Effective income tax rate	26.7%	36.6%

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. tax code by, among other items, reducing the federal corporate tax rate from its highest rate of 35% to a single rate of 21%. The Company’s expected tax rate for the year ending December 31, 2018, which was calculated based on the estimated annual operating results for the year, is 26.7%. The expected tax rate differs from the federal statutory rate of 21% due to state income taxes and nondeductible expenses.
The Company’s effective tax rate for the three months ended March 31, 2018 was 26.7% and reflects the annual expected tax rate for 2018. The effective tax rate for the three months ended March 31, 2017 was 36.6% which differs from the federal statutory rate of 35% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
The Company is evaluating the impact of the new revenue standard under ASC 606 for tax purposes. A review of the changes in the Company’s revenue recognition process indicates it will be a non-automatic change in accounting method based on current Internal Revenue Service (“IRS”) regulations. The Company estimates the impact to be a decrease of approximately $40,000 revenue and $10,000 tax provision. This impact has not been reported in the financial statements as of March 31, 2018 as it is a non-automatic change at this time and is subject to review and approval by the IRS.
The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2018 is approximately $5.6 million.
The Company has gross unrecognized tax benefits of $5,000 as of both March 31, 2018 and December 31, 2017. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2014 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 4 – Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $513,000 and $522,000, as of March 31, 2018 and December 31, 2017, respectively. No change to the provision was required in the three month periods ended March 31, 2018 or 2017.
The remaining balance of the accrued remediation costs as of March 31, 2018 mainly represents estimated future charges for EPA response costs, monitoring of the property, and legal costs. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.
Note 5 – Notes Payable and Other Long Term Debt
Notes Payable
The following table presents the balances of notes payable as of the dates indicated:

Branch Banking and Trust Company	Maturity Date	March 31, 2018	December 31, 2017	Interest Rates
				March 31, 2018	December 31, 2017
Working Capital Loan	November 28, 2019	$2,750,000	$2,750,000	3.50%	3.38%
$22.6 Million Equipment Loan	March 9, 2021	18,010,000	19,540,000	3.56%	3.25%
Total notes payable		20,760,000	22,290,000
Less unamortized debt issuance costs		33,247	38,646
Total notes payable, net		20,726,753	22,251,354
Less current portion of notes payable, net		6,100,885	6,099,787
Notes payable net, less current portion		$14,625,868	$16,151,567
As of March 31, 2018, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated June 9, 2017 (the “2017 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”).
As of March 31, 2018, the Company had a loan agreement and a series of related ancillary agreements with the Bank under the 2017 Master Loan Agreement providing for a revolving line of credit loan for a maximum principal amount of $18.0 million, to be used as a “Working Capital Loan.” As of both March 31, 2018 and December 31, 2017, borrowings under the Working Capital Loan were $2.8 million. As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $420,000 as of both March 31, 2018 and December 31, 2017.
As of March 31, 2018, the Debtors had a loan agreement with the Bank under the 2017 Master Loan Agreement for the $22.6 Million Equipment Loan which is guaranteed by the Debtors and includes the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.
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
Other Long Term Debt
As of March 31, 2018, the Company had an equipment purchase loan agreement for a specialty piece of equipment to be used in the Company’s electrical construction operations in the amount of $405,000 plus interest and sales tax. The agreement requires monthly payments of $10,687 plus interest at a 5.85% fixed rate. The loan matures on June 14, 2021 and there are no early payment provisions.

Note 6 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2018, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $48.4 million.
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
As of March 31, 2018 and 2017, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three months ended March 31, 2018 and 2017.
Note 8 – ASC 606 Revenue Recognition and Significant Accounting Policies Disclosures
On January 1, 2018, the Company adopted the new revenue standard ASC 606 and all the related amendments (“new revenue standard”). Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, results of operations and cash flows. The Company concluded that the cumulative effect of initially applying the new revenue standard was immaterial and consequently did not record an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its financial position, results of operations and cash flows on an ongoing basis.
The Company’s significant accounting policies are detailed in “Note 1: Organization and Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to the Company’s accounting policies as a result of adopting the new revenue standard are discussed below.
To determine the proper revenue recognition method for contracts for electrical construction services, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For most of the contracts, the Company provides a significant service of integrating a complex set of tasks and components into a single project or capability. Hence, the entire contract is accounted for as one performance obligation. However, less likely, if a contract is separated into more than one performance obligation, the Company allocates the total transaction price for each performance obligation in an amount based on the estimated relative stand-alone selling prices of the promised goods or services underlying each performance obligation.
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company generally recognizes revenue over time as it performs because of continuous transfer of control to the customer. Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The cost-to-cost measure of progress is generally used for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred.
Due to the nature of the work required to be performed on many of the performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. The Company estimates variable consideration at the most likely amount which the Company expects to receive. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of all information (historical, current and forecasted) that is reasonably available to the Company.
Contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
The Company has a standard and disciplined quarterly estimated costs at completion process in which management reviews the progress and execution of our performance obligations. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), and execution by our subcontractors, among other variables. Based on this analysis, any quarterly adjustments to net revenue, cost of electrical construction revenue and the related impact to operating income are recognized as necessary in the period they become known.
The following table disaggregates the Company’s revenue for the three months ended March 31 as indicated:

	Three Months Ended March 31,
	2018	2017
Electrical construction operations (1)
Southeast	$11,984,171	$17,440,296
mid-Atlantic	9,274,423	6,166,611
Texas and Southwest	12,203,065	5,165,646
Other electrical construction (2)	670,260	676,094
Total	34,131,919	29,448,647
All Other (3)	306,777	1,275,217
Total revenue	$34,438,696	$30,723,864

___________________________
(1) Principal electrical construction operations includes revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.
(3) Mainly real estate construction revenue.

The Company would have recognized $69,000 less revenue under legacy accounting practices for the three months ended March 31, 2018, than it did under the new revenue standard. This was attributable to the assessment of variable consideration and performance obligations within our contractual arrangements.
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2018 was $36.4 million. Of this total the amount expected to be satisfied within the next twelve months is $36.1 million and the remaining balance of $280,000 is expected to be satisfied beyond the next twelve months.
Note 9 – Customer Concentration
For the three months ended March 31, 2018 and 2017, the three largest customers accounted for 68% and 66%, respectively, of the Company’s total revenue.
Note 10 – Restricted Cash
Restricted cash, reported under “Deferred charges and other assets” on the Company’s consolidated balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s previous workers’ compensation insurance policy.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows as of the dates indicated:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$16,566,711	$18,529,757
Restricted cash	102,027	102,027
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$16,668,738	$18,631,784
Note 11 – Goodwill and Other Intangible Assets
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		March 31, 2018			December 31, 2017
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(181,337)	$458,663	$640,000	$(170,670)	$469,330
Customer relationships	20	350,000	(74,375)	275,625	350,000	(70,000)	280,000
Non-competition agreement	5	10,000	(8,997)	1,003	10,000	(8,664)	1,336
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(278,509)	$735,291	$1,013,800	$(263,134)	$750,666
Amortization of definite-lived intangible assets will be approximately $60,000 annually for 2018 through 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed-price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.
You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
We are a provider of electrical construction services, primarily in the Southeast, mid-Atlantic, Texas and Southwest regions of the United States. For the three months ended March 31, 2018, our total consolidated revenue was $34.4 million, a 12.1% increase from $30.7 million in the same period in 2017.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the three months ended March 31, 2018 and 2017, three of our customers accounted for approximately 68.2% and 66.3% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, particularly those related to electrical construction contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosures with the Audit Committee of the Board of Directors.
Revenue Recognition
Our significant accounting policies are detailed in “Note 1: Organization and Summary of Significant Accounting Policies” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) are discussed in note 1, note 2 and note 8 to the consolidated financial statements.
Fixed-Price Electrical Construction Contracts
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We generally recognize revenue over time as we perform because of continuous transfer of control to the customer.  Because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. We generally use the cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred.
Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. We estimate variable consideration at the most likely amount which we expect to receive. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of all information (historical, current and forecasted) that is reasonably available to us.
Contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
We have a standard and disciplined quarterly estimated costs at completion process in which management reviews the progress and execution of our performance obligations. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by our subcontractors, among other variables. Based on this analysis, any quarterly adjustments to net revenue, cost of electrical construction revenue and the related impact to operating income are recognized as necessary in the period they become known.
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $21,000 as of March 31, 2018 and $201,000 as of December 31, 2017. The accrued contract losses as of both March 31, 2018 and December 31, 2017 are mainly attributable to transmission projects experiencing unexpected construction issues.

The following table disaggregates our revenue for the three months ended March 31 as indicated:

	Three Months Ended March 31,
	2018	2017
Electrical construction operations (1)
Southeast	$11,984,171	$17,440,296
mid-Atlantic	9,274,423	6,166,611
Texas and Southwest	12,203,065	5,165,646
Other electrical construction (2)	670,260	676,094
Total	34,131,919	29,448,647
All Other (3)	306,777	1,275,217
Total revenue	$34,438,696	$30,723,864

___________________________
(1) Principal electrical construction operations includes revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.
(3) Mainly real estate construction revenue.
We would have recognized $69,000 less revenue under legacy accounting practices for the three months ended March 31, 2018 than we did under the new revenue standard. This was attributable to the assessment of variable consideration and performance obligations within our contractual arrangements.
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2018 was $36.4 million. Of this total the amount expected to be satisfied within the next twelve months is $36.1 million and the remaining balance of $280,000 is expected to be satisfied beyond the next twelve months.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017
The following table presents our operating income from continuing operations for the three months ended March 31, 2018 and 2017:

	2018	2017
Revenue
Electrical construction	$34,131,919	$29,448,647
Other	306,777	1,275,217
Total revenue	34,438,696	30,723,864
Costs and expenses
Electrical construction	26,782,860	22,008,973
Other	213,757	874,277
Selling, general and administrative	2,116,414	1,779,972
Depreciation and amortization	1,887,508	1,748,892
Gain on sale of property and equipment	(13,391)	(2,572)
Total costs and expenses	30,987,148	26,409,542
Total operating income	$3,451,548	$4,314,322
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended March 31, 2018 was $34.4 million, an increase of $3.7 million, or 12.1%, from $30.7 million for the same period in 2017. Electrical construction operations revenue was $34.1 million, an increase of $4.7 million, or 15.9%, from $29.4 million for the same period in 2017. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the Texas and Southwest and mid-Atlantic regions of $7.0 million and $3.1 million, respectively. These increases were mainly due to both master service agreement (“MSA”) and non-MSA customer project activity for the three months ended March 31, 2018, compared to the same period in 2017. These increases were partially offset by a decrease in our Southeast operations of $5.5 million, due to decreases in both MSA and non-MSA customer project activity, in part due to customer demand exceeding our labor resources.
Revenue from real estate development operations, included under the caption “Other,” decreased to $307,000 for the three months ended March 31, 2018 from $1.3 million in 2017. This decline was due to the decreased number of properties sold in the three months ended March 31, 2018, compared to the same period in 2017.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The following table presents our total backlog as of March 31, 2018 and 2017 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have remaining renewals ranging from one to two years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $102.7 million, or 68.4% of our total estimated MSA backlog as of March 31, 2018.

	Backlog as of		Backlog as of
	March 31, 2018		March 31, 2017
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts(1)	$42,886,245	$42,886,245	$26,432,289	$26,432,289
Estimated MSAs	68,234,127	150,171,465	53,022,788	125,885,856
Total	$111,120,372	$193,057,710	$79,455,077	$152,318,145

(1)Amount includes firm contract awards under MSA agreements.
Our total backlog as of March 31, 2018 increased 26.7% to $193.1 million, compared to $152.3 million as of March 31, 2017, attributable to an increase in both our firm contract awards and estimated MSAs.
Our 12-month backlog as of March 31, 2018 increased 39.9% to $111.1 million, compared to $79.5 million as of March 31, 2017. Our estimated MSA backlog increased $24.3 million to $150.2 million due to the successful renewal of an MSA agreement offset by existing MSA backlog run off and adjustments to existing MSA backlog estimates.
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
As of March 31, 2018 and 2017, estimated MSAs accounted for approximately 77.8% and 82.6% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
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
Backlog differs from the amount of our remaining unsatisfied performance obligations partially satisfied as of March 31, 2018 and as described in note 8 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.

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
Operating Results
Total operating income for the three months ended March 31, 2018 was $3.5 million, a decrease of $863,000, or 20.0%, from $4.3 million for the same period in 2017. This decrease was attributable to the change in project mix, which resulted in a higher volume of lower margin work, mainly due to increased competition. Also contributing to the decrease in operating income were increases in selling, general and administrative expenses, lower real estate volume and higher depreciation.
Gross margin on electrical construction operations for the three months ended March 31, 2018 declined to 21.5%, from 25.3% for the same period in 2017. However, gross margin on electrical construction operations for the three months ended March 31, 2018 increased to 21.5% from 15.7%, for the three months ended December 31, 2017. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.
The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended March 31, 2018 and 2017:

	2018	2017
Net income (GAAP as reported)	$2,405,675	$2,665,149
Interest expense, net of amount capitalized	189,617	134,020
Provision for income taxes, net (1)	878,139	1,537,138
Depreciation and amortization (2)	1,887,508	1,748,892
EBITDA	$5,360,939	$6,085,199
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
Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense; however, as we have borrowed money in order to finance transactions and operations, interest expense is an element of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA and net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.
Costs and Expenses
Total costs and expenses increased by $4.6 million to $31.0 million for the three months ended March 31, 2018, from $26.4 million for the same period in 2017, primarily attributable to the increase in electrical construction revenue.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2018 and 2017:

	2018	2017
Electrical construction operations	$460,722	$369,022
Other	212,930	256,376
Corporate	1,442,762	1,154,574
Total	$2,116,414	$1,779,972
SG&A expenses increased 18.9% to $2.1 million for the three months ended March 31, 2018, from $1.8 million for the same period in 2017. This increase was mainly attributable to higher salary and wage related expenses for 2018, when compared to the same period last year. Also contributing to this increase were increases in professional fees and expenses resulting from the change in our filing status to an accelerated filer, as of December 31, 2017. These increases were partially offset by a reduction in real estate selling expenses. As a percentage of revenue, SG&A expenses increased to 6.1% for 2018, from 5.8% for the same period in 2017, mainly due to the increase in SG&A expenses during the current period.
The following table sets forth depreciation and amortization expense for the three months ended March 31, 2018 and 2017:

	2018	2017
Electrical construction operations	$1,858,465	$1,714,664
Other	4,348	3,799
Corporate	24,695	30,429
Total	$1,887,508	$1,748,892
Depreciation and amortization expense, which includes $15,000 of amortization expense for intangibles, increased to $1.9 million for the three months ended March 31, 2018, from $1.7 million for the three months ended March 31, 2017, as a result of an increase in capital expenditures.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31, 2018 and 2017:

	2018	2017
Income tax provision	$878,139	$1,537,138
Effective income tax rate	26.7%	36.6%
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. tax code by, among other items, reducing the federal corporate tax rate from its highest rate of 35% to a single rate of 21%. Our expected tax rate for the year ending December 31, 2018, which was calculated based on the estimated annual operating results for the year, is 26.7%. Our expected tax rate differs from the federal statutory rate of 21% due to state income taxes and nondeductible expenses.
Our effective tax rate for the three months ended March 31, 2018 was 26.7% and reflects the annual expected tax rate for 2018. The effective tax rate for the three months ended March 31, 2017 was 36.6% and differs from the federal statutory rate of 35% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of March 31, 2018, we had cash and cash equivalents of $16.6 million and working capital of $34.3 million, as compared to cash and cash equivalents of $18.5 million, and working capital of $36.0 million as of December 31, 2017.
In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $14.8 million was available for borrowing as of March 31, 2018. This revolving line of credit is used as a Working Capital Loan, as discussed in note 5 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the three months ended March 31, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$2,896,976	$1,110,931
Net cash used in investing activities	(3,303,756)	(5,951,235)
Net cash used in financing activities	(1,556,266)	(1,531,056)
Net decrease in cash, cash equivalents and restricted cash	$(1,963,046)	$(6,371,360)
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $2.9 million for the three months ended March 31, 2018, compared to cash provided by operating activities of $1.1 million for the same period in 2017. The increase in cash flows from operating activities was approximately $1.8 million and was mainly due to the changes in accounts receivables and accrued billings of $2.9 million, associated with the increases in our electrical construction receivable balances offset by the changes in our income taxes payable of $893,000. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2018, was $3.3 million, compared to cash used in investing activities of $6.0 million for the same period in 2017. The decrease in cash used in our investing activities for the three months ended March 31, 2018, when compared to 2017, is primarily attributable to capital expenditures of $3.4 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2018 is expected to total approximately $14.4 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2018, was $1.6 million, compared to cash used in financing activities of $1.5 million for the same period in 2017. Our financing activities for the current period consisted of repayments of $1.5 million on our $22.6 Million Equipment Loan (as defined in note 5 to the consolidated financial statements) and repayments of $26,000 on our other long term debt. Our financing activities for the three months ended March 31, 2017 consisted mainly of repayments of $851,000 on our $17.0 Million Equipment Loan, repayments of $556,000 on our $10.0 Million Equipment Loan, and repayments of $125,000 on our $2.0 Million Equipment Loan. The loan repayments for the three months ended March 31, 2017, were for prior equipment loans refinanced in 2017.
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

For the quarters ended March 31, 2018 and 2017, our DSO for accounts receivable and accrued billings were 43 and 52, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 36 and 32, respectively. The decrease in our DSO for accounts receivable and accrued billings and the corresponding increase in our costs and estimated earnings in excess of billings for the quarter ended March 31, 2018, when compared to the same quarterly period in 2017, was mainly due to the timing of project billings and cash collections. As of May 7, 2018, we have received approximately 69.8% of our March 31, 2018 outstanding trade accounts receivable and have billed 64.0% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $0 for the three months ended March 31, 2018 from $53,000 for the three months ended March 31, 2017 due to the timing of filing extensions for federal and state income tax returns. Tax refunds for the three months ended March 31, 2018 included approximately $10,000 for the overpayment of 2016 state income taxes. Taxes paid for the three months ended March 31, 2017 included $2,000 for the 2016 income tax liability and the remaining $51,000 for the estimated 2017 income tax liability.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $500,000 in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of March 31, 2018.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	March 31, 2018
Tangible net worth minimum	$20,000,000	$58,117,290
Outside debt not to exceed	$500,000	$378,734
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	0.67 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.3 : 1.0	2.44 : 1.00
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

Contractual Obligations
The following table summarizes the Company’s future aggregate contractual obligations at March 31, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years
Long term debt - principal (1)	$21,138,734	$6,228,979	$14,877,999	$31,756	$—
Long term debt - interest (2)	1,188,057	666,633	521,119	305	—
Operating leases (3)	8,135,950	4,392,040	3,607,716	136,194	—
Purchase obligations (4)	4,313,207	4,218,849	94,358	—	—
Total	$34,775,948	$15,506,501	$19,101,192	$168,255	$—
 ___________________

(1)	Excludes interest, see footnote 2.

(2)	Interest is at a rate per annum equal to one month LIBOR (as defined in the documentation related to each loan) plus 1.80% for notes payable and 5.85% fixed rate for the other long term debt.

(3)	Operating leases with initial or remaining non-cancelable lease terms in excess of one year for office space and equipment, which is primarily used in our electrical construction operations.

(4)
Purchase obligations include various contractual agreements that secure future rights to goods, services and other items to be used in the normal course of operations. These commitments include capital equipment purchases, sub-contractor services for the construction of residential properties and land purchases for the future construction of residential properties.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
The Company and its subsidiaries are exposed to certain market risks from transactions that are entered into during the normal course of business.
The Company is subject to interest rate risk. As of March 31, 2018, we had $20.8 million of debt outstanding with the Bank. The interest rate for our debt will vary depending upon the LIBOR rate. If the LIBOR rate increases, our interest payment obligations on our debt would increase and have a negative effect on our cash flow and financial condition. If the LIBOR rate increased by 1%, then our interest expense on our debt as of March 31, 2018 would increase by approximately $182,000 annually, which would have a corresponding decrease on our future income (before provision for related income taxes) and cash flows. Conversely, if the LIBOR rate decreases, our interest payment obligations on our debt would decrease and have a positive effect on our cash flow and financial condition. If the LIBOR rate decreased by 1%, then our interest expense on our debt as of March 31, 2018 would decrease by approximately $182,000 annually, which would have a corresponding increase on our future income (before provision for related income taxes) and cash flows. The Company’s other long term debt is at a fixed rate.
The Company is subject to credit risk related to our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. As of March 31, 2018, we had net accounts receivable of $16.5 million and costs and estimated earnings in excess of billings of $13.7 million. The failure or delay in payment by our customers would reduce our cash flows and adversely impact our liquidity and profitability. However, the Company believes that such credit risk is not material because the majority of the Company’s net receivable position is with electrical utility customers that the Company considers creditworthy based on timely collection history and other considerations.
The Company is subject to credit risk related to its cash and cash equivalents. The Company holds its cash and cash equivalents on deposit and in money market accounts with U.S. banks, often in excess of Federal Deposit Insurance Corporation insurance limits. However, the Company believes that such credit risk is not material because substantially all of its cash and cash equivalents are held by well capitalized, quality financial institutions.
As of March 31, 2018, the Company was not subject to any material foreign currency exchange rate risk, commodity price risk, derivative risks, hedging risks or other material market risks.

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of March 31, 2018, at the reasonable assurance level.
Changes in internal control
Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
The Company is not currently involved in any material legal proceedings.
Item 1A.    Risk Factors.
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Dated: May 8, 2018		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)