Form 10-Q
period 2018-06-30
GOLDFIELD CORP
filed 2018-08-07
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Registrant’s Common Stock outstanding as of August 3, 2018 was 25,451,354.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).
THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$9,870,523	$18,529,757
Accounts receivable and accrued billings	24,418,346	21,566,842
Costs and estimated earnings in excess of billings on uncompleted contracts	10,411,674	6,074,346
Income taxes receivable	—	619,552
Residential properties under construction	4,818,522	2,412,202
Prepaid expenses	1,125,766	993,668
Other current assets	851,602	1,532,110
Total current assets	51,496,433	51,728,477
Property, buildings and equipment, at cost, net of accumulated depreciation of $40,507,579 in 2018 and $38,927,654 in 2017	40,206,369	36,072,300
Deferred charges and other assets
Land and land development costs	4,996,762	4,326,728
Cash surrender value of life insurance	548,679	550,335
Restricted cash	102,027	102,027
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $293,884 in 2018 and $263,134 in 2017	719,916	750,666
Total deferred charges and other assets	6,468,791	5,831,163
Total assets	$98,171,593	$93,631,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$11,417,561	$9,379,535
Billings in excess of costs and estimated earnings on uncompleted contracts	240,808	166,268
Current portion of other long-term debt	110,581	—
Current portion of notes payable, net	5,064,775	6,099,787
Income taxes payable	276,201	—
Accrued remediation costs	73,352	87,553
Total current liabilities	17,183,278	15,733,143
Deferred income taxes	4,951,436	4,698,720
Accrued remediation costs, less current portion	428,976	434,164
Other long-term debt, less current portion, net	241,502	—
Notes payable, less current portion, net	14,197,805	16,151,567
Other accrued liabilities	63,116	66,033
Total liabilities	37,066,113	37,083,627
Commitments and contingencies (notes 4 and 6)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued and 25,451,354 shares outstanding	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	41,150,607	36,593,440
Treasury stock, 2,362,418 shares, at cost	(1,308,187)	(1,308,187)
Total stockholders’ equity	61,105,480	56,548,313
Total liabilities and stockholders’ equity	$98,171,593	$93,631,940
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Electrical construction	$36,195,767	$28,804,467	$70,327,686	$58,253,114
Other	1,311,477	305,415	1,618,254	1,580,632
Total revenue	37,507,244	29,109,882	71,945,940	59,833,746
Costs and expenses
Electrical construction	29,287,017	21,410,600	56,069,877	43,419,573
Other	793,348	216,727	1,007,105	1,091,004
Selling, general and administrative	2,112,110	1,554,782	4,228,523	3,334,756
Depreciation and amortization	2,002,233	1,812,597	3,889,742	3,561,488
(Gain) loss on sale of property and equipment	(51,826)	14,138	(65,217)	11,565
Total costs and expenses	34,142,882	25,008,844	65,130,030	51,418,386
Total operating income	3,364,362	4,101,038	6,815,910	8,415,360
Other income (expense), net
Interest income	10,053	5,855	16,841	13,190
Interest expense, net of amount capitalized	(207,684)	(138,440)	(397,300)	(272,459)
Other income, net	22,274	15,818	37,367	30,467
Total other expense, net	(175,357)	(116,767)	(343,092)	(228,802)
Income before income taxes	3,189,005	3,984,271	6,472,818	8,186,558
Income tax provision	1,037,512	1,466,378	1,915,651	3,003,516
Net income	$2,151,493	$2,517,893	$4,557,167	$5,183,042
Net income per share of common stock — basic and diluted	$0.08	$0.10	$0.18	$0.20
Weighted average shares outstanding — basic and diluted	25,451,354	25,451,354	25,451,354	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$4,557,167	$5,183,042
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,889,742	3,561,488
Amortization of debt issuance costs	27,578	11,671
Deferred income taxes	252,716	(425,750)
(Gain) loss on sale of property and equipment	(65,217)	11,565
Other losses	1,656	211
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(2,851,504)	(152,502)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,337,328)	931,555
Residential properties under construction	(2,406,320)	(238,979)
Income taxes receivable	619,552	501,185
Prepaid expenses and other assets	548,410	(613,090)
Land and land development costs	(670,034)	316,179
Income taxes payable	276,201	—
Accounts payable and accrued liabilities	1,942,156	(3,474,562)
Billings in excess of costs and estimated earnings on uncompleted contracts	74,540	(632,905)
Accrued remediation costs	(19,389)	(33,166)
Net cash provided by operating activities	1,839,926	4,945,942
Cash flows from investing activities
Proceeds from disposal of property and equipment	147,200	44,242
Purchases of property, buildings and equipment	(7,577,091)	(7,368,169)
Net cash used in investing activities	(7,429,891)	(7,323,927)
Cash flows from financing activities
Proceeds from notes payable	2,816,961	22,600,000
Repayments on notes payable	(5,810,000)	(18,437,255)
Other long-term debt repayments	(52,917)	—
Debt issuance costs	(23,313)	(8,125)
Net cash (used in) provided by financing activities	(3,069,269)	4,154,620
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,659,234)	1,776,635
Cash, cash equivalents and restricted cash at beginning of the period	18,631,784	20,772,689
Cash, cash equivalents and restricted cash at end of the period	$9,972,550	$22,549,324
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$367,870	$254,014
Income taxes paid, net	$767,182	$2,928,081
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$203,149	$414,700
Equipment funded by other long-term debt	$352,083	$—
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2018 and December 31, 2017, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company has determined the fair value of its fixed rate other long-term debt to be $348,000 using an interest rate of 3.76% (Level 2 input), which is the

Company’s current interest rate on borrowings. The Company’s carrying value of long-term notes payable are estimated by management to approximate fair value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically, and as such, are classified as Level 2. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.
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
In accordance with Accounting Standards Codification (“ASC”) Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either of the three and six month periods ended June 30, 2018 and 2017.
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
Segment Reporting
The Company operates as a single reportable segment, electrical construction, under ASC Topic 280-10-50, Disclosures about Segments of an Enterprise and Related Information. The Company’s real estate development operation has diminished to a point that it is no longer significant for reporting purposes and, accordingly, results of the ongoing real estate development operations are included in the income statement under the caption “Other.” Certain corporate costs are not allocated to the electrical construction segment.
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
Specifically, under the new revenue standard, electrical construction fixed-price contracts previously accounted for under ASC 605-35 will be recognized over time as services are performed and the underlying obligations to customers are fulfilled. This resulted mainly in the use of input measures on a cost to cost basis similar to the practices previously in place for contracts accounted for under ASC 605-35. The Company concluded that under the new revenue standard the primary impact is on the timing of when contract modifications, variable consideration and change orders are recognized, mainly due to the application of the contract identification criteria. This resulted in timing differences on the recognition in revenue and margin when compared to prior practices.
The Company has also determined that electrical construction contracts previously accounted for on a man hour and equipment basis will be recognized over time as services are performed and the underlying obligations to customers are fulfilled. The Company has elected to apply the practical expedient within ASC 606-10-55-18 for contracts that are routinely billed based on established man hour and equipment rates and the amounts invoiced correspond directly with the value to the customer of the Company’s performance completed to date. These contracts will be treated as a series of distinct services transferred over time and will generally result in a similar revenue pattern when compared to the prior accounting policies.
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
In August 2016, the FASB issued ASU 2016-15, which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. In addition, in November 2016, the FASB issued ASU 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both updates are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted these updates and determined there is not a material impact on its consolidated financial statements due to the adoption. The consolidated statement of cash flows for the six months ended June 30, 2017, has been adjusted on the line item “Accounts receivable and accrued billings” to reflect an immaterial difference in the balance of cash, cash equivalents and restricted cash for the 2017 period. The Company did not make any other prior period adjustments due to the adoption of this ASU. Had the Company made the adjustment to its consolidated balance sheet as of December 31, 2017, restricted cash would have decreased by approximately $2,300 with a corresponding increase to other receivables. This adjustment is associated with the interest income earned on the amount deposited in a trust account for the restricted cash balance. See note 10 for additional restricted cash disclosure information.

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
The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	June 30, 2018	December 31, 2017	$ Change
Contract assets (1)	$10,411,674	$6,074,346	$4,337,328
Contract liabilities (2)	(312,900)	(367,552)	54,652
Net contract assets	$10,098,774	$5,706,794	$4,391,980

(1) Contract assets consist of amounts under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.”
(2) Contract liabilities consist of the aggregate of amounts presented under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts” and any contract loss accruals included in “Accounts payable and accrued liabilities.”

The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the six months ended June 30, 2018 as indicated:

$ Change
Six Months Ended June 30, 2018
Cumulative adjustment due to changes in contract values (1)	$1,617,498
Cumulative adjustment due to changes in estimated costs at completion	(1,431,142)
Revenue recognized in the period	53,216,138
Amounts reclassified to receivables	(49,139,706)
Impairment of contract assets (2)	129,192
Total	$4,391,980

(1) Amount attributable to contract modifications accounted for on a cumulative catch-up basis where the customer has approved a change in the scope or price of the contract, where the modification is treated as part of the existing contract and where the remaining goods and services are not distinct.

(2) Adjustment amounts due to changes in contract losses.

For the six months ended June 30, 2018, $166,000 of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2017.
Note 3 – Income Taxes
The following table presents the provision for income tax and the effective tax rates from continuing operations for the three and six month periods ended June 30 as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax provision	$1,037,512	$1,466,378	$1,915,651	$3,003,516
Effective income tax rate	32.5%	36.8%	29.6%	36.7%
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. tax code by, among other items, reducing the federal corporate tax rate from its highest rate of 35% to a single rate of 21%.
The Company’s expected tax rate for the year ending December 31, 2018, which was calculated based on the estimated annual operating results for the year, is 29.6%. The expected tax rate differs from the federal statutory rate of 21% due to state income taxes, the Tax Act eliminating the domestic production activities deduction and nondeductible expenses including eliminating the deductibility of excess executive compensation over $1 million.
The Company’s effective tax rate for the three months ended June 30, 2018 was 32.5% and differs from the federal statutory rate of 21% due to state income taxes and nondeductible expenses. It is higher than our expected tax rate of 29.6% due to nondeductible executive compensation. The effective tax rate for the six months ended June 30, 2018 was 29.6% and reflects the annual expected tax rate for 2018. The effective tax rate for the three and six months ended June 30, 2017 was 36.8% and 36.7%, which differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.
The Company is evaluating the impact of the new revenue standard under ASC 606 for tax purposes. A review of the changes in the Company’s revenue recognition process indicates it will be a non-automatic change in accounting method based on current Internal Revenue Service (“IRS”) regulations. The Company estimates the impact to be a decrease of approximately $40,000 revenue and $10,000 tax provision. This impact has not been reported in the financial statements as of June 30, 2018 as it is a non-automatic change at this time and is subject to review and approval by the IRS.
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
As of June 30, 2018, the Company’s deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by deferred tax assets, largely comprised of accrued vacation, accrued payables, accrued workers’ compensation claims, inventory adjustments, accrued remediation costs and percentage of completion capitalized cost method on long-term real estate construction. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2018 is approximately $6.2 million.
The Company has gross unrecognized tax benefits of $5,000 as of both June 30, 2018 and December 31, 2017. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2014 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.
Note 4 – Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $502,000 and $522,000, as of June 30, 2018 and December 31, 2017, respectively. No change to the provision was required for either of the three and six month periods ended June 30, 2018 and 2017.
The remaining balance of the accrued remediation costs as of June 30, 2018 mainly represents estimated future charges for EPA response costs, monitoring of the property, and legal costs. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.
Note 5 – Notes Payable and Other Long-Term Debt
Notes Payable
The following table presents the balances of notes payable as of the dates indicated:

Branch Banking and Trust Company	Maturity Date	June 30, 2018	December 31, 2017	Interest Rates
				June 30, 2018	December 31, 2017
Previous Working Capital Loan	November 28, 2019	$—	$2,750,000	—%	3.38%
Working Capital Loan	November 28, 2020	2,775,451	—	3.76%	—%
$27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan)	May 1, 2022	16,521,510	19,540,000	3.76%	3.25%
Total notes payable		19,296,961	22,290,000
Less unamortized debt issuance costs		34,381	38,646
Total notes payable, net		19,262,580	22,251,354
Less current portion of notes payable, net		5,064,775	6,099,787
Notes payable net, less current portion		$14,197,805	$16,151,567
As of June 30, 2018, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated May 24, 2018 (the “2018 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”). The 2018 Master Loan Agreement restates substantially the same terms and conditions as those set forth in the previous Master Loan Agreement (the “Previous Master Loan Agreement”) among the Debtors and the Bank, originally entered into on June 9, 2017, except for the update in the exhibit for the loan modification and the new Working Capital Loan described below and an increase in the permissible outside debt and leases amount from $500,000 in the Previous Master Loan Agreement to $2.0 million.
On May 24, 2018, the Company entered into the new $18.0 million Working Capital Loan, which replaces all previous renewals and or modifications on the previous Working Capital Loan (the “Previous Working Capital Loan”). The Working Capital Loan restates substantially the same terms and conditions as those set forth in the Previous Working Capital Loan, originally entered into on August 26, 2005. Borrowings of $2.78 million, outstanding as of May 24, 2018, from the Working Capital Loan were used to pay in full the outstanding amount of the Previous Working Capital Loan, plus accrued interest and loan closing costs.
As of June 30, 2018, the Company had a loan agreement and a series of related ancillary agreements with the Bank under the 2018 Master Loan Agreement providing for a revolving line of credit loan for a maximum principal amount of $18.0 million, to be used as a “Working Capital Loan.”
As of June 30, 2018, borrowings under the Working Capital Loan were $2.78 million. As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $575,000 and $420,000 as of June 30, 2018 and December 31, 2017, respectively.
Borrowings of $16.99 million, outstanding as of May 24, 2018, plus accrued interest, under the $22.6 Million Equipment Loan were continued under the $27.49 Million Equipment Loan. The remaining portion of the $27.49 Million Equipment Loan balance will be drawn by the Company for equipment purchases that are made on or after January 1, 2018. Under the documentation related to the $27.49 Million Equipment Loan, principal payments of $510,000 plus accrued interest commenced on June 9, 2018 and continue monthly thereafter until and including the payment due on December 9, 2018. On December 31, 2018, the then outstanding principal balance of the $27.49 Million Equipment Loan shall be amortized over a forty (40) month period. Equal monthly payments of principal, plus accrued interest, shall thereafter commence on January 9, 2019 and continue monthly on the same day of each month thereafter, with all outstanding principal, accrued interest, and all other amounts then due and owing to be payable on May 1, 2022, its maturity date.
As of June 30, 2018, the Debtors had a loan agreement with the Bank under the 2018 Master Loan Agreement for the $27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan), which is guaranteed by the Debtors and includes the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.
The Working Capital Loan and the $27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan) bear interest at a rate per annum equal to one month LIBOR (as defined in the documentation related to each loan) plus 1.80%, which will be adjusted monthly and subject to a maximum rate as described in the documentation related to each loan.
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
Other Long-Term Debt
As of June 30, 2018, the Company had an equipment purchase loan agreement for a specialty piece of equipment to be used in the Company’s electrical construction operations in the amount of $405,000 plus interest and sales tax. The agreement requires monthly payments of $10,687 plus interest at a 5.85% fixed rate. The loan matures on June 14, 2021 and there are no early payment provisions.
Note 6 – Commitments and Contingencies
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2018, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $53.4 million.
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
As of June 30, 2018 and 2017, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock for each of the three and six month periods ended June 30, 2018 and 2017.
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
The following table disaggregates the Company’s revenue for the three and six month periods ended June 30 as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Electrical construction operations (1)
Southeast	$15,841,543	$16,568,313	$27,825,088	$34,006,880
mid-Atlantic	10,586,509	5,346,770	19,860,932	11,513,381
Texas and Southwest	9,258,717	6,028,058	21,461,782	11,193,704
Other electrical construction (2)	508,998	861,326	1,179,884	1,539,149
Total	36,195,767	28,804,467	70,327,686	58,253,114
All Other (3)	1,311,477	305,415	1,618,254	1,580,632
Total revenue	$37,507,244	$29,109,882	$71,945,940	$59,833,746
___________________________
(1) Principal electrical construction operations includes revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.
(3) Mainly real estate construction revenue.
The Company would have recognized $162,000 less revenue under legacy accounting practices for the six months ended June 30, 2018, than it did under the new revenue standard. This was attributable to the assessment of variable consideration and performance obligations within our contractual arrangements.
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2018 was $23.7 million, all of which is expected to be satisfied within the next twelve months.
Note 9 – Customer Concentration
For the six months ended June 30, 2018 and 2017, the three largest customers accounted for 65.7% and 68.0%, respectively, of the Company’s total revenue. For the three months ended June 30, 2018 and 2017, the three largest customers accounted for 65.5% and 69.0%, respectively, of the Company’s total revenue.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows as of the dates indicated:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$9,870,523	$18,529,757
Restricted cash	102,027	102,027
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$9,972,550	$18,631,784

Note 11 – Goodwill and Other Intangible Assets
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		June 30, 2018			December 31, 2017
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(192,004)	$447,996	$640,000	$(170,670)	$469,330
Customer relationships	20	350,000	(78,750)	271,250	350,000	(70,000)	280,000
Non-competition agreement	5	10,000	(9,330)	670	10,000	(8,664)	1,336
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(293,884)	$719,916	$1,013,800	$(263,134)	$750,666
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
Overview
We are a provider of electrical construction services, primarily in the Southeast, mid-Atlantic, Texas and Southwest regions of the United States. For the six months ended June 30, 2018, our total consolidated revenue was $71.9 million, a 20.2% increase from $59.8 million in the same period in 2017.
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
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the six months ended June 30, 2018 and 2017, three of our customers accounted for approximately 65.7% and 68.0% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.
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
Revenue Recognition
Our significant accounting policies are detailed in “Note 1: Organization and Summary of Significant Accounting Policies” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Changes to our accounting policies as a result of adopting Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) are discussed in note 1, note 2 and note 8 to the consolidated financial statements.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $72,000 as of June 30, 2018 and $201,000 as of December 31, 2017. The accrued contract losses as of both June 30, 2018 and December 31, 2017 are mainly attributable to transmission projects experiencing unexpected construction issues.

The following table disaggregates our revenue for the three and six month periods ended June 30 as indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Electrical construction operations (1)
Southeast	$15,841,543	$16,568,313	$27,825,088	$34,006,880
mid-Atlantic	10,586,509	5,346,770	19,860,932	11,513,381
Texas and Southwest	9,258,717	6,028,058	21,461,782	11,193,704
Other electrical construction (2)	508,998	861,326	1,179,884	1,539,149
Total	36,195,767	28,804,467	70,327,686	58,253,114
All Other (3)	1,311,477	305,415	1,618,254	1,580,632
Total revenue	$37,507,244	$29,109,882	$71,945,940	$59,833,746
___________________________
(1) Principal electrical construction operations includes revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.
(3) Mainly real estate construction revenue.
We would have recognized $162,000 less revenue under legacy accounting practices for the six months ended June 30, 2018 than we did under the new revenue standard. This was attributable to the assessment of variable consideration and performance obligations within our contractual arrangements.
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2018 was $23.7 million, all of which is expected to be satisfied within the next twelve months.
RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO SIX MONTHS ENDED JUNE 30, 2017
The following table presents our operating income from continuing operations for the six months ended June 30, 2018 and 2017:

	2018	2017
Revenue
Electrical construction	$70,327,686	$58,253,114
Other	1,618,254	1,580,632
Total revenue	71,945,940	59,833,746
Costs and expenses
Electrical construction	56,069,877	43,419,573
Other	1,007,105	1,091,004
Selling, general and administrative	4,228,523	3,334,756
Depreciation and amortization	3,889,742	3,561,488
(Gain) loss on sale of property and equipment	(65,217)	11,565
Total costs and expenses	65,130,030	51,418,386
Total operating income	$6,815,910	$8,415,360
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the six months ended June 30, 2018 was $71.9 million, an increase of $12.1 million, or 20.2%, from $59.8 million for the same period in 2017. Electrical construction operations revenue was $70.3 million, an increase of $12.1 million, or 20.7%, from $58.3 million for the same period in 2017. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the Texas and Southwest and mid-Atlantic regions of $10.3 million and $8.3 million, respectively. These increases were primarily due to master service agreement (“MSA”) and to a lesser extent non-MSA customer project activity for the six months ended June 30, 2018, compared to the same period in 2017. These increases were partially offset by a decrease in our Southeast operations of $6.2 million, due to decreases in both MSA and non-MSA customer project activity, attributable to competitive pressures, project mix and related labor requirements in the respective geographic regions and customer demand exceeding our labor resources.
Revenue from real estate development operations, included under the caption “Other,” was $1.6 million for both the six months ended June 30, 2018 and 2017.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The following table presents our total backlog as of June 30, 2018 and 2017 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have remaining renewals ranging from one to two years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $67.5 million, or 60.2% of our total estimated MSA backlog as of June 30, 2018.

	Backlog as of		Backlog as of
	June 30, 2018		June 30, 2017
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts(1)	$34,017,793	$34,017,793	$13,678,981	$13,678,981
Estimated MSAs	51,506,881	112,092,534	55,119,232	116,005,308
Total	$85,524,674	$146,110,327	$68,798,213	$129,684,289

(1)Amount includes firm contract awards under MSA agreements.
Our total backlog as of June 30, 2018 increased 12.7% to $146.1 million, compared to $129.7 million as of June 30, 2017, attributable to an increase in our firm contract awards, mainly due to the increase in non-MSA bid work.
Our estimated MSA backlog decreased $3.9 million to $112.1 million. During the period, the successful renewal of an MSA agreement was more than offset by existing MSA backlog run off and adjustments to existing MSA backlog estimates.
Our 12-month backlog as of June 30, 2018 increased 24.3% to $85.5 million, compared to $68.8 million as of June 30, 2017, for the same reason as the increase in total backlog.
Backlog is estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates.
The estimated amount of backlog for work under MSAs is calculated by using recurring historical trends inherent in current MSAs and projected customer needs based upon ongoing communications with the customer. Our estimated backlog also assumes exercise of existing customer renewal options. Certain MSAs are not exclusive to the Company and, therefore, the size and number of projects we may be awarded cannot be determined with certainty. Accordingly, the amount of future revenue from MSA contracts may vary substantially from reported backlog. Even if we realize all the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs.
As of June 30, 2018 and 2017, estimated MSAs accounted for approximately 76.7% and 89.5% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
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

The amount of backlog differs from the amount of our remaining unsatisfied performance obligations partially satisfied as of June 30, 2018 and as described in note 8 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.
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
Operating Results
Total operating income for the six months ended June 30, 2018 was $6.8 million, a decrease of $1.6 million, or 19.0%, from $8.4 million for the same period in 2017. This decrease was mainly attributable to the change in electrical construction project mix, which resulted in a higher volume of lower margin work, mainly due to increased competition. Also contributing to the decrease in operating income were increases in selling, general and administrative expenses and higher depreciation.
Gross margin on electrical construction operations for the six months ended June 30, 2018 declined to 20.3%, from 25.5% for the same period in 2017, mainly due to the aforementioned change in electrical construction project mix, which resulted in a higher volume of lower margin work. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.
The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the six months ended June 30, 2018 and 2017:

	2018	2017
Net income (GAAP as reported)	$4,557,167	$5,183,042
Interest expense, net of amount capitalized	397,300	272,459
Provision for income taxes, net (1)	1,915,651	3,003,516
Depreciation and amortization (2)	3,889,742	3,561,488
EBITDA	$10,759,860	$12,020,505
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
Costs and Expenses
Total costs and expenses increased by $13.7 million to $65.1 million for the six months ended June 30, 2018, from $51.4 million for the same period in 2017, primarily attributable to the increase in electrical construction revenue. Also contributing to the increase in costs and expenses was the increase in selling, general and administrative expenses.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2018 and 2017:

	2018	2017
Electrical construction operations	$885,958	$746,644
Other	494,071	406,577
Corporate	2,848,494	2,181,535
Total	$4,228,523	$3,334,756
SG&A expenses increased 26.8% to $4.2 million for the six months ended June 30, 2018, from $3.3 million for the same period in 2017. This increase was mainly attributable to higher salary and wage related expenses for 2018, when compared to the same period last year. Also contributing to this increase were increases in professional fees and expenses resulting from the change in our filing status to an accelerated filer, as of December 31, 2017. As a percentage of revenue, SG&A expenses increased to 5.9% for 2018, from 5.6% for the same period in 2017.
The following table sets forth depreciation and amortization expense for the six months ended June 30, 2018 and 2017:

	2018	2017
Electrical construction operations	$3,831,005	$3,495,047
Other	9,317	7,539
Corporate	49,420	58,902
Total	$3,889,742	$3,561,488
Depreciation and amortization expense, which includes $31,000 of amortization expense for intangibles, increased to $3.9 million for the six months ended June 30, 2018, from $3.6 million for the six months ended June 30, 2017, as a result of an increase in capital expenditures.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30, 2018 and 2017:

	2018	2017
Income tax provision	$1,915,651	$3,003,516
Effective income tax rate	29.6%	36.7%
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. tax code by, among other items, reducing the federal corporate tax rate from its highest rate of 35% to a single rate of 21%.
Our expected tax rate for the year ending December 31, 2018, which was calculated based on the estimated annual operating results for the year, is 29.6%. Our expected tax rate differs from the federal statutory rate of 21% due to state income taxes, the Tax Act eliminating the domestic production activities deduction and nondeductible expenses including eliminating the deductibility of excess executive compensation over $1 million.
Our effective tax rate for the six months ended June 30, 2018 was 29.6% and reflects the annual expected tax rate for 2018. The effective tax rate for the six months ended June 30, 2017 was 36.7% and differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THREE MONTHS ENDED JUNE 30, 2017
The following table presents our operating income from continuing operations for the three months ended June 30, 2018 and 2017:

	2018	2017
Revenue
Electrical construction	$36,195,767	$28,804,467
Other	1,311,477	305,415
Total revenue	37,507,244	29,109,882
Costs and expenses
Electrical construction	29,287,017	21,410,600
Other	793,348	216,727
Selling, general and administrative	2,112,110	1,554,782
Depreciation and amortization	2,002,233	1,812,597
(Gain) loss on sale of property and equipment	(51,826)	14,138
Total costs and expenses	34,142,882	25,008,844
Total operating income	$3,364,362	$4,101,038
Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the three months ended June 30, 2018, was $37.5 million, an increase of $8.4 million, or 28.8%, from $29.1 million in 2017. Electrical construction operations revenue increased $7.4 million, or 25.7%, to $36.2 million, from $28.8 million in 2017. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the mid-Atlantic and Texas and Southwest regions of $5.2 million and $3.2 million, respectively. These increases were primarily due to MSA customer project activity for the three months ended June 30, 2018, compared to the same period in 2017. These increases were partially offset by a decrease in our Southeast operations of $727,000, in part attributable to project mix and related labor requirements in the respective geographic regions.
Revenue from real estate development, which is included under the caption “Other,” increased to $1.3 million from $305,000 in 2017, due to more residential units sold for the three months ended June 30, 2018, when compared to the same period in 2017.
Operating Results
Total operating income for the three months ended June 30, 2018, was $3.4 million, a decrease of $737,000, or 18.0%, from $4.1 million in 2017. This decrease was mainly attributable to increases in selling, general and administrative expenses and higher depreciation, partially offset by the increase in gross margin in Other operations of $429,000. Also contributing to the decrease in operating income for the three months ended June 30, 2018, was lower margins on electrical construction projects partially offset by the higher volume.
Gross margin on electrical construction operations for the three months ended June 30, 2018, was 19.1% compared to 25.7% for the same period in 2017, mainly due to lower margins on electrical construction projects partially offset by the higher volume. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by electrical construction revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended June 30, 2018 and 2017:

EBITDA	2018	2017
Net income (GAAP as reported)	$2,151,493	$2,517,893
Interest expense, net of amount capitalized	207,684	138,440
Provision for income taxes, net (1)	1,037,512	1,466,378
Depreciation and amortization (2)	2,002,233	1,812,597
EBITDA	$5,398,922	$5,935,308
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
Costs and Expenses
Total costs and expenses increased by $9.1 million to $34.1 million for the three months ended June 30, 2018, from $25.0 million in the same period in 2017, primarily attributable to the increase in electrical construction revenue. Also contributing to the increase in costs and expenses was the increase in selling, general and administrative expenses.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2018 and 2017:

	2018	2017
Electrical construction operations	$425,236	$377,621
Other	281,142	150,200
Corporate	1,405,732	1,026,961
Total	$2,112,110	$1,554,782

SG&A expenses increased 35.8% to $2.1 million for the three months ended June 30, 2018, from $1.6 million for the three months ended June 30, 2017. The increase in SG&A expenses was primarily attributable to an increase in salary and wages expense and professional services for the three months ended June 30, 2018. Also contributing to the increase in SG&A was an increase in real estate selling expenses. As a percentage of revenue, SG&A expenses increased to 5.6% for 2018, from 5.3% in 2017.
The following table sets forth depreciation and amortization expense for the three months ended June 30, 2018 and 2017:

	2018	2017
Electrical construction operations	$1,972,540	$1,780,383
Other	4,969	3,740
Corporate	24,724	28,474
Total	$2,002,233	$1,812,597
Depreciation and amortization expense, which includes $15,000 of amortization expense for acquired intangibles, increased to $2.0 million for the three months ended June 30, 2018, from $1.8 million for the three months ended June 30, 2017, as a result of an increase in capital expenditures.
Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30, 2018 and 2017:

	2018	2017
Income tax provision	$1,037,512	$1,466,378
Effective income tax rate	32.5%	36.8%
Our effective tax rate for the three months ended June 30, 2018 was 32.5% and differs from the federal statutory rate of 21% due to state income taxes and nondeductible expenses. It is higher than our expected tax rate of 29.6% due to nondeductible executive compensation. Our effective tax rate for the three months ended June 30, 2017 was 36.8% and differs from the federal statutory rate of 34% due to state income taxes and nondeductible expenses offset by the domestic production activities deduction.

Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of June 30, 2018, we had cash and cash equivalents of $9.9 million and working capital of $34.3 million, as compared to cash and cash equivalents of $18.5 million, and working capital of $36.0 million as of December 31, 2017.
In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $14.6 million was available for borrowing as of June 30, 2018. This revolving line of credit is used as a Working Capital Loan, as discussed in note 5 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the six months ended June 30, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$1,839,926	$4,945,942
Net cash used in investing activities	(7,429,891)	(7,323,927)
Net cash (used in) provided by financing activities	(3,069,269)	4,154,620
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,659,234)	$1,776,635
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $1.8 million for the six months ended June 30, 2018, compared to cash provided by operating activities of $4.9 million for the same period in 2017. The decrease in cash flows from operating activities was approximately $3.1 million and was mainly due to the changes in accounts receivables and accrued billings of $2.7 million, associated with the increases in our electrical construction receivable balances offset and by the changes in our net income of $626,000. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2018, was $7.4 million, compared to cash used in investing activities of $7.3 million for the same period in 2017. The increase in cash used in our investing activities for the six months ended June 30, 2018, when compared to 2017, is primarily attributable to capital expenditures of $7.6 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2018 is expected to total approximately $15.1 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2018, was $3.1 million, compared to cash provided by financing activities of $4.2 million for the same period in 2017. Our financing activities for the current period consisted of repayments of $3.1 million on our $27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan) and repayments of $2.8 million on our Previous Working Capital Loan (as defined in note 5 to the consolidated financial statements) and repayments of $53,000 on our other long-term debt. Also during the current period borrowings of $2.8 million for the new Working Capital Loan which replaced the Previous Working Capital Loan. Our financing activities for the six months ended June 30, 2017 consisted of borrowings on our $22.6 Million Equipment Loan of $22.6 million offset by repayments of $9.6 million on our $17.0 Million Equipment Loan, repayments of $7.6 million on our $10.0 Million Equipment Loan, and repayments of $1.3 million on our $2.0 Million Equipment Loan.
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
For the quarters ended June 30, 2018 and 2017, our DSO for accounts receivable and accrued billings was 61 for both quarters, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 26 and 20, respectively. The increase in our costs and estimated earnings in excess of billings for the quarter ended June 30, 2018, when compared to the same quarterly period in 2017, was mainly due to the timing of project billings. As of August 6, 2018, we have received approximately 66.5% of our June 30, 2018 outstanding trade accounts receivable and have billed 57.6% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to $767,000 for the six months ended June 30, 2018 from $2.9 million for the six months ended June 30, 2017 due to the decreased income tax rate and increased bonus depreciation included in the Tax Act. Taxes paid for the six months ended June 30, 2018 included approximately $33,000 for the 2017 income tax liability and the remaining $734,000 for the estimated 2018 income tax liability. Taxes paid for the six months ended June 30, 2017 included approximately $483,000 for the 2016 income tax liability and the remaining $2.4 million for the estimated 2017 income tax liability.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $2.0 million in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long-term debt), interest expense and rental expense. We were in compliance with all of our covenants as of June 30, 2018.
The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	June 30, 2018
Tangible net worth minimum	$20,000,000	$60,284,157
Outside debt not to exceed	$2,000,000	$352,083
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	0.61 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.3 : 1.0	2.44 : 1.00
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

Contractual Obligations
The following table summarizes the Company’s future aggregate contractual obligations at June 30, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years
Long-term debt - principal (1)	$19,649,044	$5,189,808	$11,093,859	$3,365,377	$—
Long-term debt - interest (2)	1,464,917	656,680	749,432	58,805	—
Operating leases (3)	6,970,905	4,126,009	2,244,528	600,368	—
Purchase obligations (4)	3,241,619	3,152,382	89,237	—	—
Total	$31,326,485	$13,124,879	$14,177,056	$4,024,550	$—
 ___________________

(1)	Excludes interest, see footnote 2.

(2)	Interest is at a rate per annum equal to one month LIBOR (as defined in the documentation related to each loan) plus 1.80% for notes payable and 5.85% fixed rate for the other long-term debt.

(3)	Operating leases with initial or remaining non-cancelable lease terms in excess of one year for office space and equipment, which is primarily used in our electrical construction operations.

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
The Company is subject to interest rate risk. As of June 30, 2018, we had $19.3 million of debt outstanding with the Bank. The interest rate for our debt will vary depending upon the LIBOR rate. If the LIBOR rate increases, our interest payment obligations on our debt would increase and have a negative effect on our cash flow and financial condition. If the LIBOR rate increased by 1%, then our interest expense on our debt as of June 30, 2018 would increase by approximately $168,000 annually, which would have a corresponding decrease on our future income (before provision for related income taxes) and cash flows. Conversely, if the LIBOR rate decreases, our interest payment obligations on our debt would decrease and have a positive effect on our cash flow and financial condition. If the LIBOR rate decreased by 1%, then our interest expense on our debt as of June 30, 2018 would decrease by approximately $168,000 annually, which would have a corresponding increase on our future income (before provision for related income taxes) and cash flows. The Company’s other long-term debt is at a fixed rate.
The Company is subject to credit risk related to our net receivable position with customers, which includes amounts related to billed and unbilled accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. As of June 30, 2018, we had net accounts receivable of $24.4 million and costs and estimated earnings in excess of billings of $10.4 million. The failure or delay in payment by our customers would reduce our cash flows and adversely impact our liquidity and profitability. However, the Company believes that such credit risk is not material because the majority of the Company’s net receivable position is with electrical utility customers that the Company considers creditworthy based on timely collection history and other considerations.
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
As of June 30, 2018, the Company was not subject to any material foreign currency exchange rate risk, commodity price risk, derivative risks, hedging risks or other material market risks.

Item 4.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of June 30, 2018, at the reasonable assurance level.
Changes in internal control
Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10-1
Master Loan Agreement, dated May 24, 2018, by and between BB&T and the Company, Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation, Power Corporation of America, Precision Foundations, Inc., and C and C Power Line, Inc.

10-2	Modification Promissory Note, dated May 24, 2018, relating to The Goldfield Corporation $27.49 Million Loan
10-3	Addendum to Modification Promissory Note, dated May 24, 2018, relating to The Goldfield Corporation $27.49 Million Loan
10-4	BB&T Security Agreement, dated May 24, 2018 by and between BB&T and the Debtors, relating to The Goldfield Corporation $27.49 Million Loan
10-5	Guaranty Agreement, dated May 24, 2018, relating to The Goldfield Corporation $27.49 Million Loan
10-6	Promissory Note, dated May 24, 2018, relating to The Goldfield Corporation Working Capital Loan
10-7	Addendum to Promissory Note, dated May 24, 2018, relating to The Goldfield Corporation Working Capital Loan
10-8	BB&T Security Agreement, dated May 24, 2018 by and between BB&T and the Debtors, relating to The Goldfield Corporation Working Capital Loan
10-9	Guaranty Agreement, dated May 24, 2018, relating to The Goldfield Corporation Working Capital Loan
31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
32-1 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32-2 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

Dated: August 7, 2018		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)