Form 10-K
period 2018-12-31
GOLDFIELD CORP
filed 2019-03-12
CIK 42316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $98.6 million as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the price at which such common equity was last sold on such date.
The number of shares of the registrant’s common stock, $0.10 par value per share, outstanding as of March 7, 2019 was 24,522,534.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of The Goldfield Corporation’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

PART I
Item 1.    Business.
General
The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is engaged in both the construction of electrical infrastructure for the utility industry and industrial customers and to a considerably lesser extent real estate development. Real estate development represented 1% of our total revenue in 2018. The principal market for the electrical construction operation is primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. The primary focus of the real estate operations is on the development of residential properties on the east coast of Central Florida. Unless the context otherwise requires, the terms “Goldfield,” the “Company,” “we,” “our” and “us” as used herein mean The Goldfield Corporation and its consolidated subsidiaries.
Our Internet website address is www.goldfieldcorp.com. Within the “Investor Relations” section, under the “Investors” tab of our website, we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The information on our website is not incorporated by reference into this Annual Report on Form 10-K. You may also access our reports, proxy statement, and other information regarding us at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference facilities located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.
Financial Information About Geographic Areas
During the years ended December 31, 2018 and 2017, our operations were exclusively in the United States.
Employees
As of March 3, 2019, we had a total of 487 employees, which included 480 full-time and seven part-time employees. These employees included 108 unionized employees at our subsidiary, C and C Power Line, Inc. (“C&C”). The total number of employees includes 427 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We believe that our relationship with our employees is good.
Electrical Construction Operations
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”), C&C and Precision Foundations, Inc. (“PFI”) we are engaged in the construction of electrical infrastructure for the utility industry and industrial customers. Southeast Power, C&C and PFI operate under PCA, headquartered in Port Orange, Florida. Southeast Power is headquartered in Titusville, Florida, and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C, headquartered in Jacksonville, Florida, is a full-service electrical contractor that provides similar services as Southeast Power with a unionized work force. PFI, headquartered in Port Orange, Florida, constructs drilled pier foundations and installs concrete poles, direct embeds and vibratory casings.
Our electrical construction business includes the construction of transmission lines, distribution systems, substations, drilled pier foundations and other electrical services.
Representative customers include:

Santee Cooper (South Carolina Public Service Authority)	Central Electric Power Cooperative, Inc.
Florida Power & Light Company	Duke Energy Corporation
CPS Energy	Orlando Utilities Commission
Lower Colorado River Authority	Union Power Cooperative
Oncor Electric Delivery Company LLC	Dominion Energy
Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. For the year ended December 31, 2018, our top three customers accounted for approximately 57.2% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.
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
Construction is customarily performed pursuant to plans and specifications of customers. We generally supply the management, labor, equipment and tools, while customers generally supply most of the required materials, however we generally supply most of the required materials for the construction of concrete foundations. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.
Revenue and results of operations in our electrical construction business can be subject to seasonal variations. These variations are influenced by weather, customer spending patterns and system loads. Project duration varies based on project type, complexity, applicable environmental regulations and customer requirements.
We enter into contracts on the basis of either competitive bidding, direct negotiations or pursuant to master service agreements (“MSAs”). Competitively bid contracts and MSAs account for a majority of our electrical construction revenue. Although there is considerable variation in the terms of the contracts undertaken, such contracts are typically lump sum (fixed-price) contracts, time plus equipment contracts, or unit price contracts. Most of our contracts do not require our clients to purchase a minimum amount of services, and some of our contracts are cancelable on short notice.
In certain circumstances, we are required to provide performance and payment bonds issued by a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety to make payments or provide services under the bond. No bond issued for us has ever been called by a customer. Under current circumstances we believe that we will not need to fund any claims written by our surety in the foreseeable future. At present, we have adequate bonding availability for our operations. As of December 31, 2018, outstanding performance bonds issued on behalf of our electrical construction subsidiaries amounted to $46.4 million.
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
The following table presents our total backlog as of December 31, 2018 and 2017 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. When awarded, our MSA initial terms range from one to seven years. Most of the MSAs have remaining renewals ranging from one to three years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $45.8 million (26.9%) of our total estimated MSA backlog as of December 31, 2018.

	Backlog as of		Backlog as of
	December 31, 2018		December 31, 2017
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$44,373,384	$44,373,384	$27,110,793	$27,110,793
Estimated MSAs	57,464,231	170,097,919	83,124,471	187,047,802
Total	$101,837,615	$214,471,303	$110,235,264	$214,158,595
_________________________
(1)Amount includes firm contract awards under MSA agreements.
Our total backlog as of December 31, 2018, increased $313,000, or 0.1%, to $214.5 million, compared to $214.2 million as of December 31, 2017. The increase in total backlog is primarily due to the increase in MSA firm projects, which includes the addition of four new MSA customers for 2018, offset by existing MSA backlog run-off and adjustments to existing MSA backlog estimates.
Our 12-month backlog as of December 31, 2018, decreased $8.4 million, or 7.6%, to $101.8 million, mainly due to MSA backlog run-off and adjustments to existing MSA backlog estimates.
Of our total backlog as of December 31, 2018, we expect approximately $101.8 million, or 47.5%, to be completed during 2019.
Backlog is estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. Our electrical construction revenue in 2018 exceeded our 12-month backlog as of December 31, 2017 by 23.9%.

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
As of December 31, 2018 and 2017, MSAs accounted for approximately 79.3% and 87.3% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
Backlog is not a term recognized under U.S. generally accepted accounting principles, but is a common measurement used in our industry. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by other companies. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of the year may not be indicative of the revenue we expect to earn in the following year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog.
Reconciliation of Backlog to our Remaining Unsatisfied Performance Obligation
The following table presents a reconciliation of our total backlog as of December 31, 2018 to our remaining unsatisfied performance obligation as defined under U.S. generally accepted accounting principles:

December 31, 2018
Total Backlog	$214,471,303
Estimated MSAs	(170,097,919)
Estimated Firm (1)	(7,933,373)
Total Unsatisfied Performance Obligation	$36,440,011
_________________________
(1) Projects awarded, however backlog contract value was estimated as of December 31, 2018.
The amount of total backlog differs from the amount of our remaining unsatisfied performance obligation as of December 31, 2018 and as described in note 14 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.
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
Real Estate Development
Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”) we are engaged in the acquisition, development, management and disposition of land and improved properties. The primary focus of our real estate operations has been the development of residential properties along the east coast of Central Florida.
When we use either of the terms “homes” or “units,” we mean our residential properties, which include detached single-family homes, townhomes and condominiums. References to our homebuilding revenues and similar references refer to revenues derived from the sales of our residential properties, in each case unless otherwise expressly stated or the context otherwise requires.
Our customers generally are pre-retirement, retirement or second home buyers seeking higher quality, low maintenance residences.
We generally purchase land and pay for architectural, engineering and various other costs with cash reserves. Construction costs are generally paid with cash reserves or in some cases financed, as specified in note 7 to the consolidated financial statements.
We acquire land for development only after feasibility and environmental testing has been performed. Architectural, engineering, structural and other plans for the projects are outsourced. In an effort to limit risk on condominium projects, our policy is to obtain a substantial number of contracts for purchase prior to commencing construction, backed by customers’ non-refundable earnest money deposits which are generally 20% of the purchase price. We do not offer financing arrangements to purchasers of our homes. As of December 31, 2018, we had two projects with a total of twenty units under construction in Brevard County, Florida. One project consists of an ocean front five-story building containing fourteen luxury ocean-view condominium units, of which thirteen units were under contract as of December 31, 2018. The second project consists of a six-unit townhome complex with three and four bedroom townhome units, of which three units were under contract as of December 31, 2018. Both projects are expected be completed during 2019.
As of December 31, 2018, we owned nine vacant parcels of land, eight of which are for future development projects and one is for sale.
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
The real estate industry is highly competitive and fragmented. The Company competes with other real estate developers on the basis of a number of interrelated factors, including: quality, location, design, perceived value, price and reputation in the marketplace. We believe that we have certain competitive advantages including desirable locations, attractive designs and higher quality features not generally offered by other developers in the markets in which we compete.
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
The real estate division administrative offices are located within the Company’s corporate offices in Melbourne, Florida.
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
Our electrical construction customer base is highly concentrated. For the year ended December 31, 2018, our top three customers accounted for approximately 57.2% of our consolidated revenue, as discussed in note 11 to our consolidated financial statements herein. Our revenue could materially decline if one or more of our significant customers terminated our business relationship. Revenue under our contracts with significant customers may vary substantially from period-to-period. Reduced demand for our services or the loss of one or more of these customers, if not replaced by other business, would result in a decrease in revenue and profits, and could have a material impact on our results of operations.
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
Our revenues are primarily driven by the spending patterns of our customers, which can vary significantly from period-to-period, as well as seasonal variations. These variations are influenced by available system outages, bidding seasons, customers’ budgetary constraints, holidays, weather and hours of daylight, which can have a significant impact on our gross margins.
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
In our electrical construction business, we have from time to time experienced shortages of certain types of qualified personnel. The commencement of new, large-scale infrastructure projects, increased demand for infrastructure improvements, departure of workers to storm affected locations and the aging utility workforce reduce the pool of skilled labor available to us, even if we are not awarded such projects. As a result of these factors, the supply of experienced linemen and supervisors may not be sufficient to meet our expected demand and we may not be able to allocate or hire a sufficient number of project managers for new electrical construction projects. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we were unable to retain sufficient qualified personnel at a reasonable cost, or at all, we would be unable to staff new and existing projects, which would reduce our revenue and profits.
Our revenue recognition accounting policies may result in a reduction or elimination of previously reported profits.
As discussed in Critical Accounting Estimates and in the notes to our consolidated financial statements included herein, a significant portion of our revenue in our electrical construction operations is recognized using the cost-to-cost method, which is standard for fixed-price contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred.
Due to the nature of the work required to be performed on many of the performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. We estimate variable consideration at the most likely amount we expect to receive. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of all information (historical, current and forecasted) that is reasonably available to us.
The earnings or losses recognized on individual contracts are based on these estimates of contract revenue, costs and profitability. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed-price contracts, may cause actual revenue and gross profit for a project to differ from those we originally estimated and may result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs may have a significant impact on our operating results for any quarter or year.

We possess a significant amount of accounts receivable and costs and estimated earnings in excess of billings assets.
We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers mainly include electric utilities. As of December 31, 2018, we had net accounts receivable of $22.2 million and costs and estimated earnings in excess of billings of $12.0 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. The failure or delay in payment by our customers may reduce our cash flows and adversely impact our liquidity and profitability.
Amounts included in our backlog may not result in revenue or translate into profits.
Backlog for our electrical construction operations as of December 31, 2018 was $214.5 million, which represents the estimated amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Of the total backlog, $170.1 million is attributable to MSAs (other than project-specific firm contracts under MSAs). We determine the estimated amount of backlog for work under MSAs by using recurring historical trends in current MSAs and projected customer needs based upon ongoing communications with the customer. These service agreements do not require our customers to award a minimum amount of contracts and are cancelable on short notice. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of backlog revenue because of project delays or cancellations, external market factors and economic factors beyond our control. Even if we realize all of the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of the year may not be indicative of the revenue we expect to earn in the following year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog and should we receive less revenue than expected, our results of operations and financial condition may be adversely affected. For further discussion on how we calculate backlog for our business, please refer to the information set forth in “Item 1. Business” under the caption “Backlog.”
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
Our anticipated capital expenditure requirements, primarily for property and equipment for our electrical construction operation, may vary from time to time as a result of the level of our electrical construction operations. Increased capital expenditures will use cash flow and may increase our borrowing costs if cash for capital expenditures is not available from operations.

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
We currently generate, and expect to continue to generate, a significant portion of our revenues and profits under fixed-price and unit-price contracts. We must estimate the costs of completing a particular project when we bid for these types of contracts or when they are awarded under our current MSAs. The actual cost of labor and equipment, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:
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
•the availability and cost of financing;

•	unfavorable interest rates and increases in inflation;
•overbuilding or decreases in demand;
•changes in national, regional and local economic conditions;
•cost overruns, inclement weather, and labor and material shortages;
•the impact of present or future environmental legislation, zoning laws and other regulations;

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and
•increases in real estate taxes and other local government fees.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our real estate development operations and where prospective purchasers of our homes live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth may reduce demand and depress prices for our homes. This, in turn, can reduce our earnings.
The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels; availability of financing for homebuyers; interest rates; consumer confidence; levels of new and existing homes for sale; demographic trends and housing demand. If any adverse conditions affect our markets, they could have a proportionately greater or lesser impact on us versus other homebuilding companies. An excess supply of housing, including homes held for sale by investors, banks and other lending institutions, can also lower new residential property prices and reduce our gross margins on new home sales.
As a result of the foregoing, potential customers may be less willing or able to buy our homes, or we may take longer or incur more costs to build them. We may not be able to recapture increased costs by raising prices in many cases because of market conditions or because we fix our prices in advance of delivery by signing residential property sales contracts. We may be unable to change the affordability of our residential properties to maintain our margins or satisfactorily address changing market conditions in other ways. In addition, cancellations of residential property sales contracts from time to time may increase if homebuyers’ sentiment changes and they may fail to honor their contracts.
The residential real estate development industry is highly competitive and, if others are more successful, our business could decline.
We operate in a very competitive environment, which is characterized by competition from a number of other real estate developers. We compete with large national and regional development companies and with smaller local firms for land, financing, raw materials and skilled management and labor resources. We also compete with the resale, or “previously owned” market. Increased competition could cause us to increase our selling incentives and/or reduce our prices. Increased competition could also result in an oversupply of new homes or other housing alternatives available, which could depress the prices at which we can sell our homes, and increase the length of time it takes us to sell them. If a failure to compete effectively resulted in our selling fewer homes at lower prices, our results of operations and financial condition would be adversely affected. Due to various contingencies, like delayed construction and buyer defaults, we may receive less cash than we expected, which could affect our financial condition and results of operations.
If land is not available at reasonable prices, our sales and earnings could decrease.
Our real estate development operations depend on our ability to obtain land at reasonable prices for our developments. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential developments. If the supply of land appropriate for development becomes more limited because of these factors, or for any other reason, the cost of land could increase, which could reduce the profitability of our real estate development operations if we are unable to recover these costs in the sales prices of our homes, and the number of homes that we build and sell could be reduced, which would reduce our revenue.
If the market value of our land and developments drops significantly, our profits could decrease.
The market value of our land and home inventories of our real estate development operations depends on market conditions. We acquire land for replacement of land inventory and expansion within our current market. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and may not be able to recover our costs when we sell our property or finished product. In the face of adverse market conditions, we may have substantial inventory carrying costs or may have to sell land or completed units at a loss, which would have an adverse effect on our results of operations and financial condition. Also, if there is a decrease in demand for homes such that the market value of a home is less than purchase price reduced by the deposit made by a buyer, the buyer may elect to forfeit their deposit to us and have no further obligation to purchase the home, resulting in a loss of revenue, operating income and a possible write-down of homes in inventory.
Government regulations and legal challenges may delay the start or completion of our developments, increase our expenses or limit our building activities, which could have a negative impact on our operations.
We must obtain the approval of numerous governmental authorities in connection with our real estate development operations, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, as discussed below. Various local, state and federal statutes, ordinances, rules and regulations concerning building, zoning, sales and similar matters apply to and/or affect the homebuilding industry. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth control initiatives, which will restrict the number of building permits available in a given year.

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
Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, or to provide low or moderate income housing, could increase our costs and have an adverse effect on our real estate development operations if we are unable to recover these costs in the sales prices of our homes. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and adversely affect our revenues. Specifically, the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017, establishes new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including property taxes. These changes could reduce the actual or perceived affordability of homeownership, which could adversely affect demand for and sales prices of new homes.
Our real estate business is concentrated in Florida, which increases our exposure to local adverse events.
In our real estate development operations, we currently develop and sell homes only on the east coast of Central Florida. As a consequence, our exposure to local adverse events, such as natural disasters or changes in economic conditions, is increased. In particular, Florida is affected by tropical storms and hurricanes, which can damage or destroy buildings. The occurrence of such a storm or other natural disaster could result in delays in construction and shortages and increased costs of labor and building materials. Any such delays or additional costs could adversely affect the profitability of our real estate development operations.
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
Adverse weather conditions and conditions in nature beyond our control could significantly impact our revenue and profitability.
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
If we experience shortages of labor and supplies or other circumstances beyond our control, there could be delays or increased costs in developing our homes, which could adversely affect our operating results.
Our ability to develop land and construct homes may be affected by circumstances beyond our control, including: work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability, or fluctuations in prices of, building materials. Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, one or more of our developments. If we are not able to recover these increased costs by raising the prices of our homes we might decide to postpone or cancel the development of projects on which we have not yet begun construction. If that happens, our operating results could be harmed. Additionally, we may be limited in the amount we can raise sales prices by our customers’ unwillingness to pay higher prices.
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
Our real estate development operations also depend on the ability of our potential customers to obtain mortgages for the purchase of our homes. An increase in default rates, fewer loan products and stricter loan qualification standards may make it more difficult for some borrowers to finance the purchase of our homes. Increases in the cost of home mortgage financing could prevent our potential customers from purchasing our homes. In addition, where our potential customers must sell their existing homes in order to buy a new home from us, increases in mortgage costs could prevent the buyers of our customers’ existing homes from obtaining the mortgages they need to complete the purchase, which could result in our potential customers’ inability to buy a home from us. Furthermore, changes in government sponsored entities involved in the residential mortgage market such as Fannie Mae and FHA could affect mortgage rates, down payment requirements and our customers’ ability to obtain affordable financing, which could subsequently affect our customers’ ability to purchase our products. If our potential customers or the buyers of our customers’ current homes are not able to obtain suitable financing, our sales and revenue could decline.
We depend upon the availability and skill of subcontractors.
Substantially all our construction work is done by subcontractors. Accordingly, the timing and quality of our construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with any particular subcontractors or suppliers. Although we believe that our relationships with our subcontractors and suppliers are good, we cannot assure you that skilled subcontractors will continue to be available to us at reasonable rates. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could limit our ability to build and deliver homes and could have a material adverse effect on the operating results of our real estate development operations. Additionally, if there is an impairment, bankruptcy or default by subcontractors or suppliers our production, revenue and operating income may be adversely affected.
We rely on outside professionals whose errors could increase our costs.
We often collaborate with numerous professionals such as architects and engineers in the development of our real estate projects. In the course of our business, we rely on the work of these professionals to help design and permit the homes that we develop, and errors in their work can create significant increases in cost and delays in construction.
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
Changes in tax laws.
Changes in tax laws or tax rates may have a material impact on our future cash expended for taxes, effective tax rate or deferred tax assets and liabilities. These conditions are beyond our control and may have a significant impact on our business, results of operations, liquidity, and financial position. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 3 to the consolidated financial statements for additional information on the impact of the Tax Act.
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
Failure to protect critical data and technology systems adequately could materially affect our operations.
We use our own information technology systems as well as those of business partners to manage our operations and other business processes and to protect sensitive information maintained in the normal course of business. Third-party security breaches, employee error, malfeasance or other irregularities may compromise our measures to protect these systems and may result in persons obtaining unauthorized access to our or our customers’ data or accounts. The occurrence of any such event could have a material adverse effect on our business.
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
Our Common Stock is listed on the NYSE American under the symbol GV. Our Common Stock is the longest traded security on the NYSE American and its predecessor exchanges, having commenced trading in 1906. The following table shows the reported high and low sales price at which our Common Stock was traded in 2018 and 2017:

	2018		2017
	High	Low	High	Low
First Quarter	$5.35	$3.60	$8.65	$5.00
Second Quarter	4.63	3.70	6.08	4.00
Third Quarter	4.96	4.11	6.30	4.00
Fourth Quarter	4.32	1.98	6.38	4.05
As of March 7, 2019, there were 5,286 holders of record of our Common Stock.
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
We have had a stock repurchase plan since September 17, 2002, that was last amended by the Board of Directors on March 7, 2019. Through December 31, 2018, we have repurchased 3,206,171 shares of our Common Stock at a cost of $3,260,098 (average cost of $1.02 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. We currently hold the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

Issuer Purchases of Equity Securities (1)
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 1, 2018 to December 31, 2018	861,111	$2.29	861,111	293,829

Total	861,111	$2.29	861,111	293,829 (1)

(1) The stock repurchase plan became effective on September 17, 2002, and was last amended by the Board of Directors on March 7, 2019. The Company resumed the repurchase of its shares under the plan on December 10, 2018. The March 7, 2019 amendment expanded the original purchase amount of 3,500,000 shares by an additional 2,500,000 shares. There is currently available for purchase through September 30, 2020, a maximum of 2,726,120 shares.

Item 6.    Selected Financial Data.
The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2018:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands except per share and share amounts)
Continuing operations
Revenue
Electrical construction	$136,527	$109,154	$125,771	$119,617	$94,827
Real estate development	1,622	4,799	4,652	955	3,537
Total revenue	$138,149	$113,954	$130,423	$120,571	$98,363
Income before taxes from continuing operations	$6,825	$9,609	$20,918	$8,204	$778
Income tax provision	1,797	1,036	7,810	3,378	653
Income from continuing operations	5,028	8,573	13,108	4,826	125
Discontinued operations (1)
Loss from operations, net of tax	—	(276)	(108)	(333)	(444)
Net income (loss)	$5,028	$8,298	$13,000	$4,493	$(319)
Earnings (loss) per share — basic and diluted
Continuing operations	$0.20	$0.34	$0.52	$0.19	$—
Discontinued operations	—	(0.01)	—	(0.01)	(0.02)
Net income (loss)	$0.20	$0.33	$0.51	$0.18	$(0.01)
Weighted average shares outstanding — basic and diluted	25,411,623	25,451,354	25,451,354	25,451,354	25,451,354

Balance sheet data
Total assets (2)	$112,548	$93,632	$91,302	$81,164	$79,910
Long term debt including current portion, net (2)	29,191	22,251	22,333	26,472	26,284
Stockholders’ equity	59,605	56,548	48,251	35,251	30,758
Working capital	33,078	35,995	32,993	25,498	19,674
The total of the above categories may differ from the sum of the components due to rounding.
 ___________________

(1)	For information as to Discontinued Operations, see note 4 to the consolidated financial statements.

(2)
Reflects the presentation of debt issuance costs in accordance with the adoption of Accounting Standard Update No. 2015-03 and 2015-15, which resulted in a reduction of total assets and long term debt of $60,000 as of December 31, 2014.

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
Overview
We are a provider of electrical construction services for the utility industry and industrial customers primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. To a considerably lesser extent we are a developer of real estate residential properties on the east coast of Central Florida. We report our results under two reportable segments, electrical construction and real estate development. For the year ended December 31, 2018, our total consolidated revenue grew 21.2% to $138.1 million from $114.0 million in 2017.
Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”), C and C Power Line, Inc. (“C&C”) and Precision Foundations, Inc. (“PFI”), we are engaged in the construction of electrical infrastructure for the utility industry and industrial customers. Southeast Power performs electrical contracting services including the construction of transmission lines, distribution systems, substations, and other electrical services. Southeast Power is headquartered in Titusville, Florida and has additional offices in Bastrop, Texas and Spartanburg, South Carolina. C&C, headquartered in Jacksonville, Florida, is a full-service electrical contractor that provides similar services as Southeast Power with a unionized workforce. PFI, headquartered in Port Orange, Florida, acquired its operating assets from Southeast Power in August 2018 and constructs drilled pier foundations and installs concrete poles, direct embeds and vibratory casings.
The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the years ended December 31, 2018 and 2017, three of our customers accounted for approximately 57.2% and 58.7% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.
Through our subsidiary Bayswater Development Corporation and its various subsidiaries (“Bayswater”), we are engaged in the acquisition, development, management and disposition of land and improved properties along the east coast of Central Florida. Bayswater is headquartered in Melbourne, Florida. Our customers are generally pre-retirement, retirement or second home buyers seeking higher quality, low maintenance residences.
When we use either of the terms “homes” or “units,” we mean our residential properties, which include detached single-family homes, townhomes and condominiums. References to our homebuilding revenues and similar references refer to revenues derived from the sales of our residential properties, in each case unless otherwise expressly stated or the context otherwise requires.
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
Revenue Recognition
Our significant accounting policies are detailed in note 1 to the consolidated financial statements. Changes to our accounting policies as a result of adopting Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) are discussed in note 1, note 2 and note 14 to the consolidated financial statements.
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
The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $680,000 as of December 31, 2018 and $201,000 as of December 31, 2017. The accrued contract losses as of both December 31, 2018 and December 31, 2017 are mainly attributable to transmission projects experiencing unexpected construction issues.
The following table disaggregates our revenue for the years ended December 31 as indicated:

	2018	2017
Electrical construction operations (1)
Southeast	$54,123,848	$56,268,413
mid-Atlantic	41,071,994	29,289,385
Texas-Southwest	33,825,666	15,046,719
Other electrical construction (2)	7,505,003	8,549,959
Total	136,526,511	109,154,476
Real estate development	1,622,331	4,799,043
Total revenue	$138,148,842	$113,953,519
___________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.
We would have recognized $134,000 less revenue under legacy accounting practices for the year ended December 31, 2018 than we did under the new revenue standard. This was attributable to the assessment of variable consideration and performance obligations within our contractual arrangements.
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2018 was $36.4 million, all of which is expected to be satisfied within the next twelve months.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017
The following table presents a reconciliation of our operating income (loss) attributable to each of our reportable segments for the years ended December 31 as indicated:

	2018	2017
Electrical construction
Revenue	$136,526,511	$109,154,476
Operating expenses
Costs of goods sold	113,976,157	86,714,412
Selling, general and administrative	1,797,548	1,587,101
Depreciation and amortization	8,319,362	7,086,361
(Gain) loss on sale of property and equipment	(178,114)	75,847
Total costs and expenses	123,914,953	95,463,721
Operating income	$12,611,558	$13,690,755

Real estate development
Revenue	$1,622,331	$4,799,043
Operating expenses
Costs of goods sold	1,012,098	3,147,791
Selling, general and administrative	890,951	1,014,560
Depreciation and amortization	21,279	15,207
Loss on sale of property and equipment	507	—
Total costs and expenses	1,924,835	4,177,558
Operating (loss) income	$(302,504)	$621,485
Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income, and income taxes.
Revenue
Total revenue for the year ended December 31, 2018, increased 21.2% to $138.1 million, from $114.0 million in 2017, mainly due to the increase in electrical construction operations.
Electrical construction revenue increased $27.4 million, or 25.1%, to $136.5 million for the year ended December 31, 2018, from $109.2 million in 2017. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the Texas-Southwest and mid-Atlantic regions of $18.8 million and $11.8 million, respectively. This increase was primarily due to both master service agreement (“MSA”) and non-MSA customer project activity for the year ended December 31, 2018. This increase was partially offset by a decrease in Southeast operations revenue of $2.1 million, due to a decline in non-MSA customer projects attributable to competitive pressures and a decrease in our Other operations revenue of $1.0 million, primarily fiber splicing.
Revenue from real estate development decreased to $1.6 million for the year ended December 31, 2018, from $4.8 million in 2017, mainly due to the decline in the number of units sold and completed units available for sale.
Backlog
Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.
The following table presents our total backlog as of December 31, 2018 and 2017 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. When awarded, our MSA initial terms range from one to seven years. Most of the MSAs have renewal options ranging from one to three years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $45.8 million, or 26.9%, of our total estimated MSA backlog as of December 31, 2018.

	Backlog as of		Backlog as of
	December 31, 2018		December 31, 2017
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$44,373,384	$44,373,384	$27,110,793	$27,110,793
Estimated MSAs	57,464,231	170,097,919	83,124,471	187,047,802
Total	$101,837,615	$214,471,303	$110,235,264	$214,158,595
___________________________
(1)Amount includes firm contract awards under MSA agreements.
Our total backlog as of December 31, 2018, increased $313,000, or 0.1%, to $214.5 million, compared to $214.2 million as of December 31, 2017. The increase in total backlog is primarily due to the increase in MSA firm projects, which includes the addition of four new MSA customers, offset by existing MSA backlog run-off and adjustments to existing MSA backlog estimates.
Our 12-month backlog as of December 31, 2018 decreased $8.4 million, or 7.6%, to $101.8 million, mainly due to MSA backlog run-off and adjustments to existing MSA backlog estimates.
Of our total backlog as of December 31, 2018, we expect approximately $101.8 million, or 47.5%, to be completed during 2019.
Backlog is estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. Our electrical construction revenue in 2018 exceeded our 12-month backlog as of December 31, 2017 by 23.9%.
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
As of December 31, 2018 and 2017, estimated MSAs (other than project-specific firm contracts under MSAs) accounted for approximately 79.3% and 87.3% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.
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
Reconciliation of Backlog to our Remaining Unsatisfied Performance Obligation
The following table presents a reconciliation of our total backlog as of December 31, 2018 to our remaining unsatisfied performance obligation as defined under U.S. generally accepted accounting principles:

December 31, 2018
Total Backlog	$214,471,303
Estimated MSAs	(170,097,919)
Estimated Firm (1)	(7,933,373)
Total Unsatisfied Performance Obligation	$36,440,011
_________________________
(1) Projects awarded, however backlog contract value was estimated as of December 31, 2018.

The amount of total backlog differs from the amount of our remaining unsatisfied performance obligation as of December 31, 2018 and as described in note 14 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.
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
Operating Results
Total operating income decreased to $7.6 million for the year ended December 31, 2018, from $10.2 million in 2017, mainly due to an increase in depreciation expense, a decrease in real estate development margin and lower margins on electrical construction projects.
Electrical construction operating income decreased to $12.6 million for the year ended December 31, 2018, from $13.7 million in 2017. This decrease was primarily attributable to the change in electrical construction project mix to a higher level of lower margin work, mainly due to escalating costs, competitive pressures and expansion into lower margin service lines. Also contributing to the decline in operating income were higher depreciation and selling, general and administrative expenses.
Gross margin on electrical construction for the year ended December 31, 2018 was 16.5%, compared to 20.6% in 2017. Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by electrical construction revenue.
Real estate development operating results decreased to an operating loss of $303,000 for the year ended December 31, 2018, from operating income of $621,000 in 2017, mainly due to the decrease in units sold and available for sale during the year ended December 31, 2018, compared to the same prior year period.
Gross margin on real estate development for the year ended December 31, 2018 was 37.6%, compared to 34.4% in 2017. Such gross margin represents real estate revenue less real estate costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by real estate development revenue.
The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the years ended December 31 as indicated:

	2018	2017
Net income (GAAP as reported)	$5,027,751	$8,297,751
Interest expense, net of amount capitalized	875,646	665,268
Provision for income taxes, net (1)	1,796,946	871,762
Depreciation and amortization (2)	8,436,972	7,217,901
EBITDA	$16,137,315	$17,052,682
___________________________
(1) Provision for income tax, net is equal to the total amount of tax provision, which includes the tax benefit for discontinued operations.
(2) Depreciation and amortization include depreciation on property, plant and equipment and amortization of finite-lived intangible assets.

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
Costs and Expenses
Total costs and expenses increased by $26.8 million to $130.6 million for the year ended December 31, 2018, from $103.8 million in 2017, primarily attributable to the increase in costs associated with the increase in electrical construction revenue, as well as increases in depreciation and selling, general and administrative expenses. These increases were partially offset by the decrease in real estate development revenue related costs and expenses.
The following table sets forth selling, general and administrative (“SG&A”) expenses for the years ended December 31 as indicated:

	2018	2017
Electrical construction	$1,797,548	$1,587,101
Real estate development	890,951	1,014,560
Corporate	4,647,976	4,009,654
Total	$7,336,475	$6,611,315
SG&A expenses increased 11.0% to $7.3 million for the year ended December 31, 2018, from $6.6 million for the year ended December 31, 2017. The increase in SG&A expenses was mainly attributable to higher salary and wage related expenses for 2018, when compared to 2017. As a percentage of revenue, SG&A expenses decreased to 5.3% for the year ended December 31, 2018, from 5.8% in 2017, due primarily to the aforementioned increase in revenue during 2018.
The following table sets forth depreciation and amortization expense for the years ended December 31 as indicated:

	2018	2017
Electrical construction	$8,319,362	$7,086,361
Real estate development	21,279	15,207
Corporate	96,331	116,333
Total	$8,436,972	$7,217,901
Depreciation and amortization expense, which includes $62,000 of amortization expense for acquired intangibles, increased to $8.4 million for the year ended December 31, 2018, from $7.2 million for the year ended December 31, 2017, as a result of an increase in capital expenditures.

Income Taxes
The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2018	2017
Income tax provision	$1,796,946	$1,035,997
Effective income tax rate	26.3%	10.8%
Our effective tax rate for the year ending December 31, 2018 is 26.3%. Our effective tax rate differs from the federal statutory rate of 21% primarily due to state income taxes and nondeductible expenses. Our effective tax rate for the year ended December 31, 2017 was 10.8%. The effective tax rate differs from the federal statutory rate of 34% mainly due to the Tax Act, enacted on December 22, 2017, resulting in a one-time total net tax benefit of $2.5 million or 26% for the year ended December 31, 2017. This benefit is the result of the re-measurement of our deferred tax assets and liabilities to the lower enacted corporate tax rate of 21%, which offsets the effects of state income taxes and nondeductible expenses reduced by a significant domestic production activities deduction.
Liquidity and Capital Resources
Working Capital Analysis
Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of December 31, 2018, we had cash and cash equivalents of $11.4 million and working capital of $33.1 million, as compared to cash and cash equivalents of $18.5 million, and working capital of $36.0 million as of December 31, 2017.
In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $12.4 million was available for borrowing as of December 31, 2018. This revolving line of credit is used as a Working Capital Loan, as discussed in note 7 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.
Cash Flow Analysis
The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2018	2017
Net cash provided by operating activities	$6,819,485	$8,132,463
Net cash used in investing activities	(18,577,571)	(10,167,988)
Net cash provided by (used in) financing activities	4,528,655	(105,380)
Net decrease in cash, cash equivalents and restricted cash	$(7,229,431)	$(2,140,905)
Operating Activities
Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.
Cash provided by our operating activities totaled $6.8 million for the year ended December 31, 2018, compared to cash provided by operating activities of $8.1 million for 2017. The decrease in cash flows from operating activities was approximately $1.3 million and was primarily due to the changes reflected in our net income of $3.3 million, offset by the changes in our accounts receivable and accrued billings of $1.8 million. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.
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

For the quarters ended December 31, 2018 and 2017, our DSO for accounts receivable and accrued billings were 56 and 73, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 30 and 20, respectively. The decrease in our DSO for accounts receivable and accrued billings and the increase in our costs and estimated earnings in excess of billings for the quarter ended December 31, 2018, when compared to the same quarterly period in 2017 was mainly due to the timing of project billings and cash collections, as well as the aforementioned decrease in revenue. As of March 8, 2019, we have received approximately 99.9% of our December 31, 2018 outstanding trade accounts receivable and have billed 68.7% of our costs and estimated earnings in excess of billings balance.
Income Taxes Paid
Income tax payments decreased to a little over $1.0 million for the year ended December 31, 2018 from $4.5 million for the year ended December 31, 2017. Taxes paid for the year ended December 31, 2018 included approximately $35,000, mainly for the 2017 tax liability, and the remaining $1.0 million for the estimated 2018 income tax liability. Taxes paid for the year ended December 31, 2017 included $500,000 for the 2016 income tax liability and the remaining $4.0 million for the estimated 2017 income tax liability.
Investing Activities
Cash used in investing activities for the year ended December 31, 2018, was $18.6 million, compared to cash used in investing activities of $10.2 million for 2017. The increase in cash used in our investing activities for the year ended December 31, 2018 is attributable to an increase in capital expenditures of $9.3 million when compared to 2017. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital budget for 2019 is expected to total approximately $15.7 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations, mainly due to favorable purchasing opportunities. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2018, was $4.5 million, compared to cash used in financing activities of $105,000 for 2017. Our financing activities for the current year consisted mainly of borrowings totaling $18.3 million as follows: $10.5 million on our $27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan) and borrowings of $7.8 million on our Working Capital Loan (as such loans are defined in note 7 to the consolidated financial statements). These borrowings were offset by repayments totaling $11.6 million, as follows: repayments of $6.1 million on our $27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan), and repayments of $2.8 million on our Previous Working Capital Loan, repayments of $2.8 million on our current Working Capital Loan (as such loans are defined in note 7 to the consolidated financial statements) and repayments of $107,000 on our other long term debt (as described in note 7 to the consolidated statements). Our financing activities for the year ended December 31, 2018, also included the repurchase of 861,111 shares of common stock totaling $2.0 million, as discussed in note 10 to the consolidated financial statements. Our financing activities for the year ended December 31, 2017 consisted mainly of repayments totaling $22.7 million, as follows: $9.6 million on our $17.0 Million Equipment Loan, repayments of $7.6 million on our $10.0 Million Equipment Loan, repayments of $3.1 million on our $22.6 Million Equipment Loan, repayments of $1.3 million on our $2.0 Million Equipment Loan and repayments of $1.2 million on our Working Capital Loan(as such loans are defined in note 7 to the consolidated financial statements). These repayments were offset by net borrowings of $22.6 million on our $22.6 Million Equipment Loan (as defined in note 7 to the consolidated financial statements).
We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.
Debt Covenants
Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $2.0 million in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of December 31, 2018.

The following are computations of these most restrictive financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	December 31, 2018
Tangible net worth minimum	$20,000,000	$58,814,859
Outside debt not to exceed	$2,000,000	$297,599
Maximum debt/tangible net worth ratio not to exceed	2.5 : 1.0	0.90 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.3 : 1.0	1.94 : 1.00
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
Off-Balance Sheet Arrangements
We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.
Contractual Obligations
The following table summarizes the Company’s future aggregate contractual obligations at December 31, 2018:

	Payments Due By Period
	Total	Less Than 1 Year	1-2 Years	3-5 Years	More Than 5 Years
Long term debt - principal (1)	$29,217,599	$7,289,855	$19,535,744	$2,392,000	$—
Long term debt - interest (2)	2,240,708	1,134,249	1,084,981	21,478	—
Operating leases (3)	4,727,693	3,613,980	999,247	114,466	—
Purchase obligations (4)	3,813,623	3,813,623	—	—	—
Total	$39,999,623	$15,851,707	$21,619,972	$2,527,944	$—
 ___________________

(1)	Excludes interest, see footnote 2.

(2)	Interest is at a rate per annum equal to one month LIBOR (as defined in the documentation related to each loan) plus 1.80% for notes payable and 5.85% fixed rate for the other long term debt.

(3)	Operating leases with initial or remaining non-cancelable lease terms in excess of one year for office space and equipment, which is primarily used in our electrical construction operations.

(4)
Purchase obligations include various contractual agreements that secure future rights to goods, services and other items to be used in the normal course of operations. These commitments include capital equipment purchases, sub-contractor services for the construction of residential properties and land purchases for the future construction of residential properties.

Item7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Goldfield Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, cash flows, and stockholders’ equity for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
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
Orlando, Florida
March 12, 2019

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$11,376,373	$18,529,757
Accounts receivable and accrued billings	22,236,071	21,566,842
Costs and estimated earnings in excess of billings on uncompleted contracts	12,030,000	6,074,346
Income taxes receivable	1,220,527	619,552
Residential properties under construction	8,244,995	2,412,202
Prepaid expenses	634,069	993,668
Other current assets	1,835,743	1,532,110
Total current assets	57,577,778	51,728,477

Property, buildings and equipment, at cost, net of accumulated depreciation of $43,060,083 in 2018 and $38,927,654 in 2017	48,927,055	36,072,300
Deferred charges and other assets
Land and land development costs	4,680,080	4,326,728
Cash surrender value of life insurance	547,009	550,335
Restricted cash	25,980	102,027
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $324,634 in 2018 and $263,134 in 2017	689,166	750,666
Total deferred charges and other assets	6,043,642	5,831,163
Total assets	$112,548,475	$93,631,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$15,999,157	$9,379,535
Billings in excess of costs and estimated earnings on uncompleted contracts	1,165,002	166,268
Current portion of other long-term debt	113,855	—
Current portion of notes payable, net	7,161,890	6,099,787
Accrued remediation costs	60,101	87,553
Total current liabilities	24,500,005	15,733,143
Deferred income taxes	6,061,042	4,698,720
Accrued remediation costs, less current portion	436,982	434,164
Other long-term debt, less current portion, net	183,744	—
Notes payable, less current portion, net	21,731,024	16,151,567
Other accrued liabilities	30,246	66,033
Total liabilities	52,943,043	37,083,627
Commitments and contingencies (notes 4 and 8)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued 24,590,243 shares outstanding in 2018 and 25,451,354 shares outstanding in 2017	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	41,621,191	36,593,440
Treasury stock, 3,223,529 shares in 2018 and 2,362,418 shares in 2017, at cost	(3,278,819)	(1,308,187)
Total stockholders’ equity	59,605,432	56,548,313
Total liabilities and stockholders’ equity	$112,548,475	$93,631,940
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2018	2017
Revenue
Electrical construction	$136,526,511	$109,154,476
Real estate development	1,622,331	4,799,043
Total revenue	138,148,842	113,953,519
Costs and expenses
Electrical construction	113,976,157	86,714,412
Real estate development	1,012,098	3,147,791
Selling, general and administrative	7,336,475	6,611,315
Depreciation and amortization	8,436,972	7,217,901
(Gain) loss on sale of property and equipment	(176,564)	76,810
Total costs and expenses	130,585,138	103,768,229
Total operating income	7,563,704	10,185,290
Other income (expense), net
Interest income	52,288	31,696
Interest expense, net of amount capitalized	(875,646)	(665,268)
Other income, net	84,351	57,654
Total other expense, net	(739,007)	(575,918)
Income before income taxes	6,824,697	9,609,372
Income tax provision	1,796,946	1,035,997
Income from continuing operations	5,027,751	8,573,375
Loss from discontinued operations, net of income tax benefit of $0 and $164,235, respectively	—	(275,624)
Net income	$5,027,751	$8,297,751
Net income per share of common stock — basic and diluted
Continuing operations	$0.20	$0.34
Discontinued operations	—	(0.01)
Net income per share of common stock — basic and diluted	$0.20	$0.33
Weighted average shares outstanding — basic and diluted	25,411,623	25,451,354
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$5,027,751	$8,297,751
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,436,972	7,217,901
Amortization of debt issuance costs	34,873	23,506
Deferred income taxes	1,362,322	(3,505,604)
(Gain) loss on sale of property and equipment	(176,564)	76,810
Other losses	3,326	337
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(669,229)	(2,472,435)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,955,654)	1,238,753
Residential properties under construction	(5,832,793)	(860,071)
Income taxes receivable	(600,975)	(85,715)
Prepaid expenses and other assets	55,966	(130,307)
Land and land development costs	(353,352)	603,603
Accounts payable and accrued liabilities	4,512,742	(1,900,088)
Billings in excess of costs and estimated earnings on uncompleted contracts	998,734	(678,789)
Accrued remediation costs	(24,634)	306,811
Net cash provided by operating activities	6,819,485	8,132,463
Cash flows from investing activities
Proceeds from disposal of property and equipment	1,031,674	133,733
Purchases of property, buildings and equipment	(19,609,245)	(10,301,721)
Net cash used in investing activities	(18,577,571)	(10,167,988)
Cash flows from financing activities
Purchase of treasury stock	(1,970,632)	—
Proceeds from notes payable	18,275,451	22,600,000
Repayments on notes payable	(11,645,451)	(22,697,255)
Other long-term debt repayments	(107,400)	—
Debt issuance costs	(23,313)	(8,125)
Net cash provided by (used in) financing activities	4,528,655	(105,380)
Net decrease in cash, cash equivalents and restricted cash	(7,229,431)	(2,140,905)
Cash, cash equivalents and restricted cash at beginning of the year	18,631,784	20,772,689
Cash, cash equivalents and restricted cash at end of the year	$11,402,353	$18,631,784
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$805,756	$621,797
Income taxes paid, net	$1,035,599	$4,463,081
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$2,235,772	$57,279
Equipment funded by other long-term debt	$297,599	$—
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2016	27,813,772	$2,781,377	$18,481,683	$28,295,689	$(1,308,187)	$48,250,562
Net income	—	—	—	8,297,751	—	8,297,751
Balance as of December 31, 2017	27,813,772	2,781,377	18,481,683	36,593,440	(1,308,187)	56,548,313
Repurchase of stock					(1,970,632)	(1,970,632)
Net income	—	—	—	5,027,751	—	5,027,751
Balance as of December 31, 2018	27,813,772	$2,781,377	$18,481,683	$41,621,191	$(3,278,819)	$59,605,432
See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017
Note 1 – Organization and Summary of Significant Accounting Policies
Overview
The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is the construction of electrical infrastructure for the utility industry and industrial customers. The principal market for the Company’s electrical construction operation is primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of both December 31, 2018 and 2017, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.
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
Electrical Construction Revenue
In May 2014, the FASB issued ASU 2014-09, ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles and is intended to improve and converge the financial reporting requirements for revenue from contracts with customers with International Financial Reporting Standards (“IFRS”). Subsequently Financial Accounting Standards Board (the “FASB”) issued various Accounting Standards Updates (“ASUs”) in relation to the new revenue recognition standard. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASC 606 allows for either retrospective or cumulative effect transition methods of adoption and is effective for periods beginning after December 15, 2017.
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
The Company accepts contracts on a fixed-price, unit-price and service agreement basis. Under the new revenue standard, electrical construction fixed-price contracts previously accounted for under ASC 605-35 will be recognized over time as services are performed and the underlying obligations to customers are fulfilled. This resulted mainly in the use of input measures on a cost to cost basis similar to the practices previously in place for contracts accounted for under ASC 605-35. The Company concluded that under the new revenue standard the primary impact is on the timing of when contract modifications, variable consideration and change orders are recognized, mainly due to the application of the contract identification criteria. This resulted in timing differences on the recognition in revenue and margin when compared to prior practices.
Revenue from unit-price contracts is recognized over time as services are performed and the underlying obligations to customers are fulfilled. The Company has elected to apply the practical expedient within ASC 606-10-55-18 for contracts that are routinely billed based on established man hour and equipment rates and the amounts invoiced correspond directly with the value to the customer of the Company’s performance completed to date. These contracts will be treated as a series of distinct services transferred over time and will generally result in a similar revenue pattern when compared to the prior accounting policies.
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
A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. It is the Company’s policy to include revenue from change orders in contract value only when they can be reliably estimated and realization is considered probable.
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
In accordance with ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either years ended December 31, 2018 or 2017.
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
Executive Long-term Incentive Plan
The Company has not issued shares pursuant to The Goldfield Corporation 2013 Long-term Incentive Plan (the “2013 Plan”) in either 2018 or 2017. Therefore, the Company has no compensation expense for shares pursuant to the 2013 Plan for either of the years ended December 31, 2018 or 2017.
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
Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company has determined the fair value of its fixed rate other long-term debt to be $292,000 using an interest rate of 4.31% (Level 2 input), which is the Company's current interest rate on borrowings. The Company’s carrying value of long-term notes payable are estimated by management to approximate fair value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically, and as such, are classified as Level 2. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.

Restricted Cash
The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s previous workers’ compensation insurance policies, as described in note 12. Also, see note 12 for financial information regarding the immaterial impact of an ASU issued by the FASB specifically related to the disclosure of restricted cash.
Goodwill and Intangible Assets
Intangible assets with finite useful lives recorded in connection with a historical acquisition are amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2018, the Company assessed the recoverability of its long-lived assets and goodwill, by reviewing relevant events and circumstances to evaluate the qualitative factors in addition to the quantitative impairment test. As a result, there was no impairment of the carrying amounts of such assets.
Reclassifications
Certain amounts previously reflected in the prior year statement of cash flows have been reclassified to conform to the Company’s 2018 presentation. The reclassifications are associated with the adoption of ASU 2016-15 for restricted cash.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use (“ROU”) asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company will use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases. While we continue to assess all of the effects of adoption, we expect upon adoption to recognize additional operating liabilities ranging from $4 million to $5 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company expects the derecognition of existing deferred rent allowances to be immaterial. The Company is not anticipating material changes to either the consolidated statements of income or the consolidated statements of cash flows as a result of the adoption. The impact of this ASU is non-cash in nature, therefore the Company does not expect the adoption of this new guidance to have a material impact on the Company’s cash flows or liquidity.
In August 2016, the FASB issued ASU 2016-15, which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. In addition, in November 2016, the FASB issued ASU 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Both updates are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted these updates and determined there is not a material impact on its consolidated financial statements due to the adoption. The consolidated statement of cash flows for the twelve months ended December 31, 2017, has been adjusted on the line item “Accounts receivable and accrued billings” to reflect an immaterial difference in the balance of cash, cash equivalents and restricted cash for the 2017 period. The Company did not make any other prior period adjustments due to the adoption of this ASU. Had the Company made the adjustment to its consolidated balance sheet as of December 31, 2017, restricted cash would have decreased by approximately $2,300 with a corresponding increase to other receivables. This adjustment is associated with the interest income earned on the amount deposited in a trust account for the restricted cash balance. See note 12 for additional restricted cash disclosure information.

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
The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	December 31, 2018	December 31, 2017	$ Change
Contract assets (1)	$12,030,000	$6,074,346	$5,955,654
Contract liabilities (2)	(1,845,049)	(367,552)	(1,477,497)
Net contract assets	$10,184,951	$5,706,794	$4,478,157
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

The amounts billed but not paid by customers pursuant to retention provisions of the electrical construction contracts were $2.2 million and $3.3 million as of December 31, 2018 and 2017, respectively, and are included in the accompanying consolidated balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.
The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the twelve months ended December 31, 2018:

$ Change
Cumulative adjustment due to changes in contract values (1)	$1,877,219
Cumulative adjustment due to changes in estimated costs at completion	(1,556,467)
Revenue recognized in the period	100,224,125
Amounts reclassified to receivables	(95,587,957)
Impairment of contract assets (2)	(478,763)
Total	$4,478,157
(1) Amount attributable to contract modifications accounted for on a cumulative catch-up basis where the customer has approved a change in the scope or price of the contract, where the modification is treated as part of the existing contract and where the remaining goods and services are not distinct.

(2) Adjustment amounts due to changes in contract losses.

For the year ended December 31, 2018, $166,000 of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2017.
Note 3 – Income Taxes
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the U.S. tax code by, among other items, reducing the federal corporate tax rate from its highest rate of 35% to a single rate of 21%.
Certain provisions in the Tax Act, such as providing for full expensing of certain depreciable property, the limitation on interest expense deductibility, the limitation on the deductibility of certain executive compensation and net operating loss carryforwards have had an impact on the Company and have been reflected in the consolidated financial statements for the year ended December 31, 2018.
The Company has evaluated the impact of the new revenue standard under ASC 606 for tax purposes. The impact has been reported in the financial statements as of December 31, 2018 and accounted for tax purposes under deferred tax liabilities as a Section 481(a) adjustment. It is a non-automatic change in accounting method based on current Internal Revenue Service (“IRS”) regulations at this time and is subject to review and approval by the IRS.
The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2018	2017
Current
Federal	$(153,610)	$3,863,151
State	597,909	558,993
	444,299	4,422,144
Deferred
Federal	1,779,574	(3,270,928)
State	(426,927)	(115,219)
	1,352,647	(3,386,147)
Total	$1,796,946	$1,035,997
The following table presents the total income tax provision for the years ended December 31 as indicated:

	2018	2017
Income tax provision	$1,796,946	$1,035,997
Discontinued operations	—	(164,235)
Total	$1,796,946	$871,762

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31 as indicated:

	2018	2017
Deferred tax assets
Accrued vacation	$139,713	$113,893
Acquisition costs capitalized	55,917	58,886
Accrued remediation costs	120,493	130,168
Net operating loss carryforwards	435,121	—
Sec 163(j) interest limitation	199,582	—
Federal depreciation in excess of state	635,202	—
Accrued payables	17,914	174,674
Percentage completed contract method for tax	1,557,437	276,413
Accrued workers’ compensation	205,150	159,237
Capitalized bidding costs	73,565	121,227
Inventory adjustments	263,680	139,565
Accrued lease expense	15,199	17,902
Accrued contract losses	164,843	50,220
Other	4,097	4,103
Total deferred tax assets	3,887,913	1,246,288
Deferred tax liabilities
481 (a) adjustment for deferred revenue	(24,602)	—
Tax amortization in excess of financial statement amortization	(13,378)	(10,850)
Tax depreciation in excess of financial statement depreciation	(9,910,975)	(5,934,158)
Total deferred tax liabilities	(9,948,955)	(5,945,008)
Total net deferred tax liabilities	$(6,061,042)	$(4,698,720)
As of December 31, 2018, the Company had net operating loss (“NOL”) carryforwards of approximately $2.1 million available to offset future federal taxable income. The Tax Act allows for an indefinite carryforward of the NOL to use against future taxable income, subject to a limitation of 80 percent of taxable income each year.
As of December 31, 2018, the non-current deferred tax liabilities increased to $6.1 million from $4.7 million as of December 31, 2017 primarily due to additional tax depreciation in excess of book depreciation. The Tax Act provides for the full expensing of certain depreciable property for 2018 and through 2022 and partial expensing through 2026.
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
Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2018 is approximately $13.4 million.

The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on income from continuing operations for the years ended December 31 as indicated:

	2018	2017
Federal statutory rate	21.0%	34.0%
State tax rate, net of federal tax	3.2	3.1
Nondeductible expenses	5.4	3.6
Domestic production activities deduction	—	(4.0)
Tax Act rate change	—	(26.0)
Other	(3.3)	0.1
Total	26.3%	10.8%
The Company had gross unrecognized tax benefits of $5,000 as of both December 31, 2018 and 2017. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2015 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2018	2017
Balance as of January 1	$4,723	$4,723
Increase from current year tax positions	—	—
Decrease from settlements with taxing authority	—	—
Balance as of December 31	$4,723	$4,723
The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During the years ended December 31, 2018 and 2017, the Company recognized $1,000 each year in interest and penalties. The Company had accrued as a current liability $11,000 and $9,000 for the future payment of interest and penalties as of December 31, 2018 and 2017, respectively.
Note 4 – Commitments and Contingencies Related to Discontinued Operations
Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. As of December 31, 2018 and 2017, the Company has established a contingency provision related to discontinued operations, which was $497,000 and $522,000, respectively. No change to the provision was required for either of the three or twelve month periods ended December 31, 2018. For the three and twelve month periods ended December 31, 2017, the Company increased the provision $275,000 and $440,000 ($172,000 and $276,000, net of tax benefit of $103,000 and $164,000, respectively). This increase resulted mainly from changes in the scope of the project as required by the EPA and the state of Washington.
The remaining balance of the accrued remediation costs as of December 31, 2018, mainly represents estimated future charges for EPA response costs and monitoring and provisions for potential future remediation efforts of the property as required by the state of Washington. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 5 – Property, Buildings and Equipment
The following table presents the balances of major classes of properties as of December 31 as indicated:

	Estimated useful lives in years	2018	2017
Land	—	$670,400	$530,221
Land improvements	7 - 15	537,175	495,484
Buildings and improvements	5 - 40	2,767,603	2,588,053
Leasehold improvements	5 - 39	254,385	252,646
Machinery and equipment	2 - 10	87,734,262	70,892,181
Construction in progress	—	23,313	241,369
Total		91,987,138	74,999,954
Less accumulated depreciation		43,060,083	38,927,654
Net properties, buildings and equipment		$48,927,055	$36,072,300
Management reviews the net carrying value of all properties, buildings and equipment on a regular basis to assess and determine whether trigger events of impairment exist and the need for possible impairments. As a result of such review, no impairment write-down was considered necessary for the years ended December 31, 2018 and 2017.
Note 6 – 401(k) Employee Benefits Plan
Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 75% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $258,000 and $297,000 for the years ended December 31, 2018 and 2017, respectively.
Note 7 – Notes Payable
The following table presents the balances of our notes payables as of December 31 as indicated:

Branch Banking and Trust Company	Maturity Date	2018	2017	Interest Rates
				2018	2017
Working Capital Loan	November 28, 2020	$5,000,000	$—	4.31%	—%
$27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan)	May 1, 2022	23,920,000	19,540,000	4.31%	3.25%
Previous Working Capital Loan		—	2,750,000	—%	3.38%
Total notes payable		28,920,000	22,290,000
Less unamortized debt issuance costs		27,086	38,646
Total notes payable, net		28,892,914	22,251,354
Less current portion of notes payable, net		7,161,890	6,099,787
Notes payable net, less current portion		$21,731,024	$16,151,567
As of December 31, 2018, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”) Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated May 24, 2018 (the “2018 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”). The 2018 Master Loan Agreement restates substantially the same terms and conditions as those set forth in the previous Master Loan Agreement (the “Previous Master Loan Agreement”) among the Debtors and the Bank, originally entered into on June 9, 2017, except for the update in the exhibit for the loan modification and the new Working Capital Loan described below and an increase in the permissible outside debt and leases amount from $500,000 in the Previous Master Loan Agreement to $2.0 million.
As of December 31, 2018, the Company had a promissory note and a series of related ancillary agreements with the Bank providing for a revolving line of credit loan for a maximum principal amount of $18.0 million, to be used as a “Working

Capital Loan” (the “Working Capital Loan”). The Company entered into the Working Capital Loan on May 24, 2018, the Working Capital Loan restates and replaces all previous renewals and or modifications on the previous working capital loan entered into on August 26, 2005 (the “Previous Working Capital Loan”) on substantially the same terms and conditions as those set forth in the Previous Working Capital Loan. Borrowings of $2.78 million, outstanding as of May 24, 2018, from the Working Capital Loan were used to pay in full the outstanding amount of the Previous Working Capital Loan, plus accrued interest and loan closing costs.
As of December 31, 2018, borrowings under the Working Capital Loan were $5.0 million. As of December 31, 2018 and December 31, 2017, borrowings under the Previous Working Capital Loan were zero and $2.8 million, respectively.
As a credit guaranty to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $575,000 and $420,000 as of December 31, 2018 and December 31, 2017, respectively.
On January 1, 2018, the Company had a loan agreement with the Bank for a $22.6 Million equipment loan (the “$22.6 Million Equipment Loan”). The $22.6 Million Equipment Loan between the Company and the Bank was modified on May 24, 2018 increasing the principal amount to $27.49 Million (the “$27.49 Million Equipment Loan”). Borrowings of $16.99 million, outstanding as of May 24, 2018, plus accrued interest, under the $22.6 Million Equipment Loan were continued under the $27.49 Million Equipment Loan. The remaining portion of the $27.49 Million Equipment Loan balance was drawn by the Company for equipment purchases that were made after January 1, 2018.
As of December 31, 2018, the Company had a loan agreement with the Bank for the $27.49 Million Equipment Loan. Under the documentation related to the $27.49 Million Equipment Loan, principal payments in the amount of $510,000 plus accrued interest commenced on June 9, 2018 and continued monthly thereafter until and including the payment due on December 9, 2018. On December 31, 2018, the outstanding principal balance of the $27.49 Million Equipment Loan was amortized over a forty (40) month period. Equal monthly payments of principal in the amount of $598,000 plus accrued interest commenced on January 9, 2019 and will continue monthly on the same day of each month thereafter, with all outstanding principal, accrued interest, and all other amounts then due and owing to be payable on May 1, 2022, its maturity date.
As of December 31, 2018, the Debtors had a loan agreement with the Bank under the 2018 Master Loan Agreement for the $27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan), and the Working Capital Loan, which are guaranteed by the Debtors and includes the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.
The $27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan) and the Working Capital Loan bear interest at a rate per annum equal to one month LIBOR (as defined in the documentation related to each loan) plus 1.80%, which will be adjusted monthly and subject to a maximum rate as described in the documentation related to each loan.
Subsequently, on March 7, 2019, the Company, the Debtors and the Bank entered into a First Amendment to the 2018 Master Loan Agreement (the “Amendment”). The Amendment provides an exhibit which lists new loans, or modifications of loans, which will be governed by the 2018 Master Loan Agreement and which were also entered into on March 7, 2019.
Also, on March 7, 2019, the Company, the Debtors and the Bank entered into a modification of the $27.49 Million Equipment Loan, increasing it to a $38.2 million equipment loan (as increased, the “$38.2 Million Equipment Loan”) and a new $4.5 million equipment promissory note (the “$4.5 Million Equipment Note”).
Borrowings of $22.7 million, outstanding as of March 7, 2019, plus accrued interest under the $27.49 Million Equipment Loan will continue under the $38.2 Million Equipment Loan. The $15.5 million balance remaining on the $38.2 Million Equipment Loan was drawn by the Company on March 8, 2019 for equipment purchases that were made on or after August 1, 2018.
Under the documentation related to the $38.2 Million Equipment Loan, principal payments of $598,000 plus accrued interest will commence on March 9, 2019 and continue monthly thereafter until and including the payment due on December 9, 2019. On January 9, 2020, equal monthly principal payments of $650,000, plus accrued interest, will commence and continue monthly thereafter on the same day of each month until the March 9, 2024 maturity date.
Under the documentation related to the $4.5 Million Equipment Note, borrowings will be made only for the purchase of equipment currently held by the Company under Master Lease Agreements and will not exceed the cost of the lease buy-out. Interest only payments on any amounts drawn will commence on April 7, 2019, and continue monthly on the same day through and including the payment due on March 7, 2020. Thereafter, principal payments of $93,750 plus accrued interest will commence on April 7, 2020, and continue monthly thereafter until and including the payment due on March 7, 2024.
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
The schedule of payments of the notes payable as of December 31, 2018 is as follows:

2019	$7,176,000
2020	12,176,000
2021	7,176,000
2022	2,392,000
Total payments of notes payable	$28,920,000
Other Long Term Debt
As of December 31, 2018, the Company had an equipment purchase loan agreement for a specialty piece of equipment to be used in the Company’s electrical construction operations in the amount of $405,000 plus interest and sales tax. The agreement requires monthly payments of $10,687 plus interest at a 5.85% fixed rate. The loan matures on June 14, 2021 and there are no early payment provisions.
The schedule of payments of the other long term debt as of December 31, 2018 is as follows:

2019	$113,855
2020	120,697
2021	63,047
2022	—
Total payments of other long term debt	$297,599
Note 8 – Commitments and Contingencies
Operating Leases
The Company leases its principal office space under a nine-year operating lease. Within the provisions of the office lease, there are escalations in payments over the base lease term, as well as renewal periods and cancellation provisions. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term. In addition, the Company leases other office spaces as principal offices for our subsidiaries PCA, PFI and C&C. The Company also leases office equipment under operating leases that expire over the next four years. The Company’s leases require payments of property taxes, insurance and maintenance costs in addition to the lease payments. Additionally, the Company leases several off-site storage facilities, used to store equipment and materials, under a month to month lease arrangement. Lastly, the Company has several lease agreements to lease certain equipment from time to time over a 60-month term. The leased equipment is used in our electrical construction operations. The Company recognizes rent expense on a straight-line basis over the expected lease term.
Future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 are as follows:

2019	$3,613,980
2020	910,778
2021	88,469
2022 and beyond	114,466
Total minimum operating lease payments	$4,727,693
Total expense for the operating leases were $4.7 million and $4.7 million for the years ended December 31, 2018 and 2017, respectively.
Performance Bonds
In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bond issued for the Company that has ever been called by a customer. As of December 31, 2018, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $46.4 million.

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
Multi-employer Pension Plans
The Company contributes to a multi-employer pension plan on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multi-employer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. For the years ended December 31, 2018 and 2017, the contributions to these plans were $227,000 and $180,000, respectively.
The Company’s participation in multi-employer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of the plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2018 and 2017 is for the plan’s year ended December 31, 2018, and 2017, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP” column indicates plans for which a financial improvement plan (“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multi-employer plans or other significant events that would impact the comparability of contributions to the plans.
Information about the Plan is publicly available on Form 5500, Annual Return / Report of Employee Benefit Plan. The Plan year-end is December 31st and no single employer contributes 5% or more of total plan contributions.

		Certified Zone Status
Plan Name:	EIN Number	Plan Number	2018	2017	FIP Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
National Electrical Benefit Fund	53-0181657	001	Green	Green	Not applicable (green-zone plan)	Not applicable (green-zone plan)	August 31, 2019
Committed Expenditures
The Company from time to time commits to various contractual agreements that secure future rights to goods, services and other items to be used in the normal course of operations. These commitments include capital equipment purchases, sub-contractor services for the construction of residential properties and land purchases for the future construction of residential properties. The Company’s committed expenditures as of December 31, 2018, totaled $3,813,623 all of which is expected to be completed in 2019.
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
As of December 31, 2018 and 2017, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 3,223,529 and 2,362,418 shares of Treasury Stock for the years ended December 31, 2018 and 2017, respectively.
Note 10 – Common Stock Repurchase Plan
The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on September 13, 2018, this plan permits the purchase of up to 3,500,000 shares. There is currently available for purchase through September 30, 2019, a maximum of 293,829 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. During the year ended December 31, 2018, 861,111 shares were purchased at a cost of $1,970,632 (average cost of $2.29 per share), no shares were repurchased during the year ended December 31, 2017. As of December 31, 2018, the total number of shares repurchased under the Repurchase Plan was 3,206,171 at a cost of $3,260,098 (average cost of $1.02 per share). The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock that it had purchased at a cost of $18,720.
Subsequently, on March 7, 2019, the Company’s Board of Directors extended the Company’s Common Stock Repurchase plan from September 30, 2019 until September 30, 2020 and increased the number of shares available for purchase under the plan. The plan previously authorized the repurchase of up to 3,500,000 shares, of which 3,273,880 have been repurchased as of March 7, 2019. The revised plan will permit an additional 2,500,000 shares to be repurchased, increasing the amount available for repurchase to 2,726,120 shares as of March 7, 2019.

Note 11 – Business Segment, Business Credit Risks and Concentration
Segment
The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any inter-segment sales have been eliminated.
The following table sets forth certain segment information as of December 31 for the years indicated:

Continuing Operations	2018	2017
Revenue
Electrical construction	$136,526,511	$109,154,476
Real estate development	1,622,331	4,799,043
Total revenue	138,148,842	113,953,519
Operating expenses
Electrical construction	123,914,953	95,463,721
Real estate development	1,924,835	4,177,558
Corporate	4,745,350	4,126,950
Total operating expenses	130,585,138	103,768,229
Operating income (loss)
Electrical construction	12,611,558	13,690,755
Real estate development	(302,504)	621,485
Corporate	(4,745,350)	(4,126,950)
Total operating income	7,563,704	10,185,290
Other income (expenses), net
Electrical construction	(761,117)	(562,233)
Real estate development	(56,010)	(71,945)
Corporate	78,120	58,260
Total other expenses, net	(739,007)	(575,918)
Net income (loss) before taxes
Electrical construction	11,850,441	13,128,522
Real estate development	(358,514)	549,540
Corporate	(4,667,230)	(4,068,690)
Total net income before taxes	$6,824,697	$9,609,372
Identifiable Assets
Electrical construction	$93,642,412	$78,745,673
Real estate development	16,444,209	8,713,310
Corporate	2,461,854	6,172,957
Total	$112,548,475	$93,631,940
Capital Expenditures
Electrical construction	$19,514,124	$10,191,515
Real estate development	42,545	1,065
Corporate	52,576	109,141
Total	$19,609,245	$10,301,721
Depreciation and Amortization
Electrical construction	$8,319,362	$7,086,361
Real estate development	21,279	15,207
Corporate	96,331	116,333
Total	$8,436,972	$7,217,901

Credit Risks
Financial instruments, mainly within the electrical construction operations, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $22.2 million and $21.6 million as of December 31, 2018 and 2017, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts.
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
Customer Concentration
Revenue (in thousands of dollars) to customers exceeding 10% of the Company’s total revenue for the years ended December 31 as indicated are as follows:

	2018		2017
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Customer A	$39,866	29	$38,306	34
Customer B	22,085	16	16,912	15
Customer C	16,972	12	11,681	10
Revenue by service/product (in thousands of dollars) for the years ended December 31 as indicated are as follows:

	2018		2017
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction
Principal electrical construction operations (1)	$129,022	93	$100,604	88
Other electrical construction (2)	7,505	6	8,550	8
Total	136,527	99	109,154	96
Real estate development	1,622	1	4,799	4
Total revenue	$138,149	100	$113,953	100
___________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items as disclosed in the revenue disaggregation reported in note 14.
The total of the above categories may differ from the sum of the components due to rounding.
Note 12 – Restricted Cash
Restricted cash, reported under “Deferred charges and other assets” on the Company’s consolidated balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s previous workers’ compensation insurance policies.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows as of the dates indicated:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$11,376,373	$18,529,757
Restricted cash	25,980	102,027
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$11,402,353	$18,631,784

Note 13 – Goodwill and Other Intangible Assets Associated with the Acquisition of C&C
The Company performed an annual impairment assessment on its goodwill and intangible assets on December 31, 2018.  Based upon this analysis, the Company determined that there were no impairments.
The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		December 31, 2018			December 31, 2017
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407

Trademarks/Names	15	$640,000	$(213,334)	$426,666	$640,000	$(170,670)	$469,330
Customer relationships	20	350,000	(87,500)	262,500	350,000	(70,000)	280,000
Non-competition agreement	5	10,000	(10,000)	—	10,000	(8,664)	1,336
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(324,634)	$689,166	$1,013,800	$(263,134)	$750,666
Amortization of definite-lived intangible assets will be approximately $60,000 annually for 2019 through 2023.
Note 14 – ASC 606 Revenue Recognition and Significant Accounting Policies Disclosures
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
The Company’s significant accounting policies are detailed in note 1, changes to the Company’s accounting policies as a result of adopting the new revenue standard are discussed below.
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
The following table disaggregates the Company’s revenue for the years ended December 31 as indicated:

	2018	2017
Electrical construction operations (1)
Southeast	$54,123,848	$56,268,413
mid-Atlantic	41,071,994	29,289,385
Texas-Southwest	33,825,666	15,046,719
Other electrical construction (2)	7,505,003	8,549,959
Total	136,526,511	109,154,476
Real estate development	1,622,331	4,799,043
Total revenue	$138,148,842	$113,953,519
___________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.
The Company would have recognized $134,000 less revenue under legacy accounting practices for the year ended December 31, 2018, than it did under the new revenue standard. This was attributable to the assessment of variable consideration and performance obligations within our contractual arrangements.
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2018 was $36.4 million, all of which is expected to be satisfied within the next twelve months.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, at the reasonable assurance level.
Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.
Changes in internal control
No changes in our internal control over financial reporting occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on Internal Control Over Financial Reporting
We have audited The Goldfield Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, cash flows, and stockholders’ equity for the years then ended, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 12, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 12, 2019

Item 9B.    Other Information.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information concerning the directors of the Company will be contained under the heading “Proposal 1. Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement, which information is incorporated herein by reference.
Our executive officers are as follows:

Name and Title	Year in which service began as officer	Age (1)
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	71
Stephen R. Wherry Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	60
Jason M. Spivey President Power Corporation of America, Southeast Power Corporation and Precision Foundations, Inc.	2017	48
___________________

(1)	As of February 28, 2019
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
Audit Committee
Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2019 Proxy Statement, which information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information concerning executive compensation and director compensation will be contained under “Executive Compensation” and “Director Compensation” in our 2019 Proxy Statement, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning the security ownership of certain beneficial owners and management will be contained under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our 2019 Proxy Statement, which information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Proposal 1. Election of Directors” and “Director Compensation-Transactions with Related Parties” in our 2019 Proxy Statement, which information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2019 Proxy Statement, which information is incorporated herein by reference.
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

+10-1(b)
Letter dated March 15, 2012 from John H. Sottile to the Benefits and Compensation Committee of the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 15, 2012, heretofore filed with the Commission (file No. 1-7525).

+10-1(c)
Partial Bonus Waiver Letter dated November 5, 2018 from John H. Sottile to the Benefits and Compensation Committee of the Board of Directors of The Goldfield Corporation, is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 10-Q dated November 5, 2018, hereto filed with the Commission (file No. 1-7525).

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

10-6(a)
The First Amendment to the Lease Agreement signed October 7, 2011, effective November 1, 2011 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated October 7, 2011, heretofore filed with the Commission (file No. 1-7525).

10-6(b)
The Second Amendment to the Lease Agreement signed July 29, 2013, effective November 1, 2013 between Hibiscus Office Park, LLC and The Goldfield Corporation is hereby incorporated by reference to Exhibit 10-1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, heretofore filed with the Commission (file No. 1-7525).

10-7
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

10-8
Master Loan Agreement, dated May 24, 2018, among The Goldfield Corporation, Power Corporation of America, Southeast Power Corporation, C and C Power Line, Inc, Bayswater Development Corporation, Precision Foundations, Inc., Pineapple House of Brevard, Inc., and Branch Banking and Trust Company relating to all prior and new loans with Branch Banking and Trust Company as listed in Exhibit “A” of the loan document is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated May 24, 2018, heretofore filed with the Commission (file No. 1-7525).

10-9
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

10-9(b)
Modification Promissory Note, dated May 24, 2018, among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans to The Goldfield Corporation of up to $27.49 million is hereby incorporated by reference to Exhibit 10-2 of the Company's Current Report on Form 8-K dated May 24, 2018, heretofore filed with the Commission (file No. 1-7525).

10-9(c)
Addendum To Modification Promissory Note, dated May 24, 2018, among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans to The Goldfield Corporation of up to $27.49 million is hereby incorporated by reference to Exhibit 10-3 of the Company's Current Report on Form 8-K dated May 24, 2018, heretofore filed with the Commission (file No. 1-7525).

10-9(d)
Security Agreement, dated May 24, 2018, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., Precision Foundations, Inc., and Branch Banking and Trust Company relating to Loans to The Goldfield Corporation of up to $27.49 million is hereby incorporated by reference to Exhibit 10-4 of the Company's Current Report on Form 8-K dated May 24, 2018, heretofore filed with the Commission (file No. 1-7525).

10-9(e)
Guaranty Agreement, dated May 24, 2018, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., Precision Foundations, Inc., and Branch Banking and Trust Company relating to Loans to The Goldfield Corporation of up to $27.49 million is hereby incorporated by reference to Exhibit 10-5 of the Company's Current Report on Form 8-K dated May 24, 2018, heretofore filed with the Commission (file No. 1-7525).

10-10
Promissory Note, dated May 24, 2018, among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans to The Goldfield Corporation of up to $18.0 million is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated May 24, 2018, heretofore filed with the Commission (file No. 1-7525).

10-10(a)
Addendum To Promissory Note, dated May 24, 2018, among The Goldfield Corporation and Branch Banking and Trust Company relating to Loans to The Goldfield Corporation of up to $18.0 million is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated May 24, 2018, heretofore filed with the Commission (file No. 1-7525).

10-10(b)
Security Agreement, dated May 24, 2018, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., Precision Foundations, Inc., and Branch Banking and Trust Company relating to Loans to The Goldfield Corporation of up to $18.0 million is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated May 24, 2018, heretofore filed with the Commission (file No. 1-7525).

10-10(c)
Guaranty Agreement, dated May 24, 2018, between Southeast Power Corporation, Power Corporation of America, Bayswater Development Corporation, Pineapple House of Brevard, Inc., C and C Power Line, Inc., Precision Foundations, Inc., and Branch Banking and Trust Company relating to Loans to The Goldfield Corporation of up to $18.0 million is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated May 24, 2018, heretofore filed with the Commission (file No. 1-7525).

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
(John H. Sottile)

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 12, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2019.

Signature	Title

/s/ JOHN H. SOTTILE	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
(John H. Sottile)

/s/ STEPHEN R. WHERRY	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)
(Stephen R. Wherry)

*	Director
(Stephen L. Appel)

*	Director
(David P. Bicks)

*	Director
(Harvey C. Eads, Jr.)

*	Director
(John P. Fazzini)

*	Director
(Danforth E. Leitner)

*By:	/s/ JOHN H. SOTTILE
John H. Sottile
Attorney-in-Fact