Form 10-Q
period 2019-03-31
GOLDFIELD CORP
filed 2019-05-08
CIK 42316

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of May 3, 2019 was 24,522,534.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GV	NYSE American

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$15,037,639	$11,376,373
Accounts receivable and accrued billings	27,155,515	22,236,071
Real estate inventory	5,137,139	—
Costs and estimated earnings in excess of billings on uncompleted contracts	14,216,479	12,030,000
Income taxes receivable	1,069,445	1,220,527
Residential properties under construction	203,075	8,244,995
Prepaid expenses	1,563,796	634,069
Other current assets	867,915	1,835,743
Total current assets	65,251,003	57,577,778
Property, buildings and equipment, at cost, net of accumulated depreciation of $45,402,205 in 2019 and $43,060,083 in 2018	56,588,575	48,927,055
Deferred charges and other assets
Land and land development costs	4,561,742	4,680,080
Cash surrender value of life insurance	546,134	547,009
Restricted cash	25,980	25,980
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $339,676 in 2019 and $324,634 in 2018	674,124	689,166
Other assets	3,215,736	—
Total deferred charges and other assets	9,125,123	6,043,642
Total assets	$130,964,701	$112,548,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,116,933	$15,999,157
Billings in excess of costs and estimated earnings on uncompleted contracts	1,091,720	1,165,002
Current portion of other long-term debt	115,528	113,855
Current portion of notes payable, net	12,301,391	7,161,890
Accrued remediation costs	65,136	60,101
Total current liabilities	31,690,708	24,500,005
Deferred income taxes	6,737,224	6,061,042
Accrued remediation costs, less current portion	421,455	436,982
Other long-term debt, less current portion, net	154,227	183,744
Notes payable, less current portion, net	30,246,381	21,731,024
Other accrued liabilities	490,938	30,246
Total liabilities	69,740,933	52,943,043
Commitments and contingencies (notes 4 and 6)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued 24,522,534 shares outstanding in 2019 and 24,590,243 shares outstanding in 2018	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	43,400,812	41,621,191
Treasury stock, 3,291,238 shares in 2019 and 3,223,529 shares in 2018, at cost	(3,440,104)	(3,278,819)
Total stockholders’ equity	61,223,768	59,605,432
Total liabilities and stockholders’ equity	$130,964,701	$112,548,475

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months ended March 31,
	2019	2018
Revenue
Electrical construction	$41,387,318	$34,131,919
Real estate development	6,092,938	306,777
Total revenue	47,480,256	34,438,696
Costs and expenses
Electrical construction	35,292,012	26,782,860
Real estate development	4,189,654	213,757
Selling, general and administrative	2,528,321	2,116,414
Depreciation and amortization	2,581,079	1,887,508
Gain on sale of property and equipment	(25,851)	(13,391)
Total costs and expenses	44,565,215	30,987,148
Total operating income	2,915,041	3,451,548
Other income (expense), net
Interest income	11,552	6,789
Interest expense, net of amount capitalized	(351,992)	(189,617)
Other income, net	32,284	15,094
Total other expense, net	(308,156)	(167,734)
Income before income taxes	2,606,885	3,283,814
Income tax provision	827,264	878,139
Net income	$1,779,621	$2,405,675
Net income per share of common stock — basic and diluted	$0.07	$0.09
Weighted average shares outstanding — basic and diluted	24,526,165	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$1,779,621	$2,405,675
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,581,079	1,887,508
Amortization of debt issuance costs	6,741	5,399
Right of use asset amortization	1,102,853	—
Deferred income taxes	676,182	(80,321)
Gain on sale of property and equipment	(25,851)	(13,391)
Other losses	875	1,001
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(4,919,444)	5,071,424
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,186,479)	(7,622,964)
Residential properties under construction	8,041,920	(1,169,662)
Real estate inventory	(5,137,139)	—
Income taxes receivable	151,082	619,552
Prepaid expenses and other assets	(4,280,488)	(222,777)
Land and land development costs	118,338	(434,031)
Income taxes payable	—	348,708
Accounts payable and accrued liabilities	5,755,489	2,170,465
Operating lease liabilities	(1,105,910)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(73,282)	(60,634)
Accrued remediation costs	(10,492)	(8,976)
Net cash provided by operating activities	2,475,095	2,896,976
Cash flows from investing activities
Proceeds from disposal of property and equipment	93,364	70,500
Purchases of property, buildings and equipment	(12,366,181)	(3,374,256)
Net cash used in investing activities	(12,272,817)	(3,303,756)
Cash flows from financing activities
Purchases of treasury stock	(161,285)	—
Proceeds from notes payable	15,500,000	—
Repayments on notes payable	(1,794,000)	(1,530,000)
Other long-term debt repayments	(27,844)	(26,266)
Debt issuance costs	(57,883)	—
Net cash provided by (used in) financing activities	13,458,988	(1,556,266)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,661,266	(1,963,046)
Cash, cash equivalents and restricted cash at beginning of the period	11,402,353	18,631,784
Cash, cash equivalents and restricted cash at end of the period	$15,063,619	$16,668,738
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$307,113	$188,194
Income taxes paid (refunded), net	$—	$(9,800)
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$192,505	$523,047
Equipment funded by other long-term debt	$269,755	$378,734

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balance as of December 31, 2018	27,813,772	$2,781,377	$18,481,683	41,621,191	$(3,278,819)	$59,605,432
Repurchase of stock					(161,285)	(161,285)
Net income	—	—	—	1,779,621	—	1,779,621
Balance as of March 31, 2019	27,813,772	$2,781,377	$18,481,683	$43,400,812	$(3,440,104)	$61,223,768

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total stockholders’ equity
Balance as of December 31, 2017	27,813,772	$2,781,377	$18,481,683	36,593,440	$(1,308,187)	$56,548,313
Repurchase of stock					—	—
Net income	—	—	—	2,405,675	—	2,405,675
Balance as of March 31, 2018	27,813,772	$2,781,377	$18,481,683	$38,999,115	$(1,308,187)	$58,953,988

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is the construction of electrical infrastructure for the utility industry and industrial customers and to a considerably lesser extent real estate development. The principal market for the Company’s electrical construction operation is primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States.

Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2018, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. These statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2019 and December 31, 2018, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers whom the Company considers creditworthy based on timely collection history and other considerations.

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company has determined the fair value of its fixed rate other long-term debt to be $263,000 using an interest rate of 4.29% (Level 2 input), which is the Company’s current interest rate on borrowings. The Company’s carrying value of long-term notes payable are estimated by management to approximate fair value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically, and as such, are classified as Level 2. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.

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

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either of the three months ended March 31, 2019 and 2018.

Restricted Cash

The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s previous workers’ compensation insurance policy, as described in note 10 Restricted Cash.

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

Reclassifications

Certain amounts previously reflected for the three months ended March 31, 2018 in the revenue disaggregation table within note 8 ASC 606 Revenue Recognition and Significant Accounting Policies Disclosures have been reclassified from the “Texas-Southwest” regions to “Other electrical construction,” since these amounts were associated with storm work. This reclassification had no impact on the total revenue reported for electrical construction operations. The amounts reclassified for the three months ended March 31, 2018 totaled $922,000. Certain amounts reflected as of December 31, 2018 in the assets table within note 13 Business Segment Information have been reclassified to conform to the total assets presentation as of March 31, 2019. This reclassification had no impact on the total assets reported as of December 31, 2018.

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (“ASU”) 2016-02, ASC  842 Leases to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. On January 1, 2019, the Company adopted the accounting pronouncement issued using the modified retrospective method. The Company elected the “package of practical expedients” permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company adopted this pronouncement utilizing the transition practical expedient added by the FASB, which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company also elected the practical expedient to not separate lease and non-lease components. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The adoption of this accounting pronouncement resulted in the recognition of operating lease right-of-use assets and associated lease liabilities on our balance sheet of $4.3 million and $4.3 million, respectively, as of January 1, 2019. Additional required disclosures have been included within note 12 Leases. The adoption of this standard did not have an impact on the Company’s retained earnings, liquidity, results of operations or its compliance with its debt covenants. The Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of January 1, 2019.

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

The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	March 31, 2019	December 31, 2018	$ Change
Contract assets (1)	$14,216,479	$12,030,000	$2,186,479
Contract liabilities (2)	(1,874,860)	(1,845,049)	(29,811)
Net contract assets	$12,341,619	$10,184,951	$2,156,668

(1) Contract assets consist of amounts under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.”

(2) Contract liabilities consist of the aggregate of amounts presented under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts” and any contract loss accruals included in “Accounts payable and accrued liabilities.”

The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the three months ended March 31, 2019:

$ Change Three Months Ended March 31, 2019
Cumulative adjustment due to changes in contract values (1)	$1,529,435
Cumulative adjustment due to changes in estimated costs at completion	(2,165,818)
Revenue recognized in the period	30,392,110
Amounts reclassified to receivables	(27,495,966)
Impairment of contract assets (2)	(103,093)
Total	$2,156,668

(1) Amount attributable to contract modifications accounted for on a cumulative catch-up basis where the customer has approved a change in the scope or price of the contract, where the modification is treated as part of the existing contract and where the remaining goods and services are not distinct.

(2) Adjustment amount due to changes in contract losses.

For the three months ended March 31, 2019, $939,000 of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2018.

Note 3 – Income Taxes

The following table presents the provision for income tax and the effective tax rates from continuing operations for the three months ended March 31 as indicated:

	Three Months ended March 31,
	2019	2018
Income tax provision	$827,264	$878,139
Effective income tax rate	31.7%	26.7%

The Company’s expected tax rate for the year ending December 31, 2019, which was calculated based on the estimated annual operating results for the year, is 31.7%. The expected tax rate differs from the federal statutory rate of 21% due to state income taxes and nondeductible expenses.

The Company’s effective tax rate for the three months ended March 31, 2019 was 31.7% and reflects the annual expected tax rate for 2019. The effective tax rate for the three months ended March 31, 2018 was 26.7%, which differs from the federal statutory rate of 21% due to state income taxes and nondeductible expenses. The increase in the 2019 expected tax rate when compared to 2018 is attributable to an increase in the 2019 estimated nondeductible expenses.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which establishes the recognition requirements. Deferred tax assets and liabilities are recognized for the future tax effects attributable to temporary differences and carryforwards between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of March 31, 2019, the Company’s deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by deferred tax assets, largely comprised of accrued vacation, accrued workers’ compensation claims, inventory adjustments, accrued remediation costs, interest limitations, percentage of completion capitalized cost method on long-term real estate construction, federal net operating loss carryovers and state bonus depreciation carryovers. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2019 is approximately $10.7 million.

The Company has gross unrecognized tax benefits of $4,000 and $5,000 as of March 31, 2019 and December 31, 2018, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2014 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $487,000 and $497,000, as of March 31, 2019 and December 31, 2018, respectively. No change to the provision was required for either of the three months ended March 31, 2019 and 2018.

The remaining balance of the accrued remediation costs as of March 31, 2019 mainly represents estimated future charges for EPA response costs, monitoring of the property, and legal costs. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 5 – Notes Payable and Other Long-Term Debt

Notes Payable

The following table presents the balances of notes payable as of the dates indicated:

				Interest Rates
Branch Banking and Trust Company	Maturity Date	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Working Capital Loan	November 28, 2020	$5,000,000	$5,000,000	4.29%	4.31%
$38.2 Million Equipment Loan	March 9, 2024	37,626,000	23,920,000	4.29%	4.31%
$ 4.5 Million Equipment Loan	March 7, 2024	—	—	—%	—%
Total notes payable		42,626,000	28,920,000
Less unamortized debt issuance costs		78,228	27,086
Total notes payable, net		42,547,772	28,892,914
Less current portion of notes payable, net		12,301,391	7,161,890
Notes payable net, less current portion		$30,246,381	$21,731,024

As of March 31, 2019, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated May 24, 2018 (the “2018 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”). On March 7, 2019, the Company, the Debtors and the Bank entered into a First Amendment to the 2018 Master Loan Agreement (the “Amendment”). The Amendment reflects new loans and modifications of loans, which are governed by the 2018 Master Loan Agreement and which were also entered into on March 7, 2019.

As of March 31, 2019, the Company had a promissory note and a series of related ancillary agreements with the Bank, under the 2018 Master Loan Agreement and the Amendment, providing for a revolving line of credit loan for a maximum principal amount of $18.0 million (the “Working Capital Loan”). Borrowings under the Working Capital Loan were $5.0 million, as of both March 31, 2019 and December 31, 2018. On April 12, 2019 the Company paid the Working Capital Loan balance.

As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $575,000 as of both March 31, 2019 and December 31, 2018, respectively.

On March 7, 2019, the Company, the Debtors and the Bank entered into a modification of the $27.49 Million Equipment Loan, increasing it to a $38.2 million equipment loan (as increased, the “$38.2 Million Equipment Loan”) and a new $4.5 million equipment promissory note (the “$4.5 Million Equipment Loan”).

Borrowings of $22.7 million, outstanding as of March 7, 2019, plus accrued interest under the $27.49 Million Equipment Loan continue under the $38.2 Million Equipment Loan. The $15.5 million balance remaining on the $38.2 Million Equipment Loan was drawn by the Company on March 8, 2019 for equipment purchases that were made on or after August 1, 2018. Borrowings under the $38.2 Million Equipment Loan were $37.6 million as of March 31, 2019 and borrowings under the $27.49 Million Equipment Loan (as predecessor to the $38.2 Million Equipment Loan) were $23.9 million as of December 31, 2018.

Under the documentation related to the $38.2 Million Equipment Loan, principal payments of $598,000 plus accrued interest commenced on March 9, 2019 and will continue monthly thereafter until and including the payment due on December 9, 2019. On January 9, 2020, equal monthly principal payments of $650,000, plus accrued interest, commenced and will continue monthly thereafter until the March 9, 2024 maturity date.

Under the documentation related to the $4.5 Million Equipment Loan, borrowings will be made only for the purchase of equipment currently held by the Company under master lease agreements and will not exceed the cost of the lease buy-out. Interest only payments on any amounts drawn commenced on April 7, 2019, and will continue monthly through and including the payment due on March 7, 2020. Thereafter, principal payments on any amounts drawn of $93,750 plus accrued interest will commence on April 7, 2020, and continue monthly thereafter until and including the payment due on March 7, 2024.

As of March 31, 2019, all loan agreements between the Debtors and the Bank, under the 2018 Master Loan Agreement and the Amendment, are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.

The Working Capital Loan, the $38.2 Million Equipment Loan and the $4.5 Million Equipment Loan each bear interest at a rate per annum equal to one month LIBOR (as defined in the documentation related to each loan) plus 1.80%, which will be adjusted monthly and subject to a maximum rate as described in the documentation related to each loan.

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

Other Long-Term Debt

As of March 31, 2019, the Company had an equipment purchase loan agreement for a specialty piece of equipment to be used in the Company’s electrical construction operations in the amount of $405,000 plus interest and sales tax. The agreement requires monthly payments of $10,687 plus interest at a 5.85% fixed rate. The loan matures on June 14, 2021 and permits prepayment without penalties.

Note 6 – Commitments and Contingencies

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2019, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $46.8 million.

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

As of March 31, 2019 and 2018, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 3,291,238 and 2,362,418 shares of Treasury Stock for each of the three months ended March 31, 2019 and 2018, respectively.

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

The Company’s significant accounting policies are detailed in “Note 1: Organization and Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company’s accounting policies as a result of adopting the new revenue standard are discussed below.

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

The following table disaggregates the Company’s revenue for the three months ended March 31 as indicated:

	Three Months ended March 31,
	2019	2018
Electrical construction operations (1)
Southeast	$19,350,874	$11,984,171
mid-Atlantic	12,053,703	9,274,423
Texas-Southwest (3)	9,540,921	11,281,343
Other electrical construction (2), (3)	441,820	1,591,982
Total	41,387,318	34,131,919
Real estate development operations	6,092,938	306,777
Total revenue	$47,480,256	$34,438,696

(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.

(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

(3) Amounts have been reclassified from the “Texas-Southwest” regions to “Other electrical construction,” for the presentation of the three months ended March 31, 2018, since these amounts are associated with storm work. This reclassification had no impact on the total revenue reported for electrical construction operations. The amounts reclassified for the three months ended March 31, 2018 totaled $922,000.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2019 was $39.9 million, all of which is expected to be satisfied within the next twelve months.

Note 9 – Customer Concentration

For the three months ended March 31, 2019 and 2018, the three largest customers accounted for 55.7% and 68.2%, respectively, of the Company’s total revenue.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows as of the dates indicated:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$15,037,639	$11,376,373
Restricted cash	25,980	25,980
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$15,063,619	$11,402,353

Note 11 – Goodwill and Other Intangible Assets

The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

	March 31, 2019				December 31, 2018
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407
Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(224,001)	$415,999	$640,000	$(213,334)	$426,666
Customer relationships	20	350,000	(91,875)	258,125	350,000	(87,500)	262,500
Non-competition agreement	5	10,000	(10,000)	—	10,000	(10,000)	—
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(339,676)	$674,124	$1,013,800	$(324,634)	$689,166

Amortization of definite-lived intangible assets will be approximately $60,000 annually for 2019 through 2023.

Note 12 – Leases

In February 2016, the FASB issued ASU 2016-02, ASC 842 Leases to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). On January 1, 2019, the Company adopted the accounting pronouncement issued using the modified retrospective method. The Company elected the “package of practical expedients” permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components. Adoption of the new standard resulted in the recording of additional operating right-of-use assets and operating lease liabilities of approximately $4.3 million and $4.3 million, respectively, as of January 1, 2019. The adoption of this standard did not impact the Company’s retained earnings liquidity, results of operations or its compliance with its debt covenants. The Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of January 1, 2019.

From time to time, the Company enters into leases primarily for the electrical construction operation’s equipment needs and to a lesser extent office facilities. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of equipment rather than purchasing them. The Company’s leases have remaining terms ranging from months to four years, some of which may include options to extend the lease term. Currently, all of the Company’s leases contain fixed payment terms. Additionally, all of our month-to-month leases are cancelable by the Company, at any time and are not included in our right-of-use asset or liability. At March 31, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Financing Leases

The Company currently does not have any leases that are classified as financing leases under ASC 842 Leases.

Operating Right of Use Leases

Operating right-of-use leases are reported under “Other assets,” on the Company’s consolidated balance sheet. The current portion operating lease liabilities are reported under “Accounts payable and accrued liabilities” and the non-current portion is reported under “Other accrued liabilities,” respectively on the Company’s consolidated balance sheet. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate, by estimating the Company’s incremental borrowing rate, at the lease commencement date. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following table presents a summary of the Company’s lease assets and lease liabilities as of March 31, 2019:

	Classification	March 31, 2019
Lease Assets
Operating lease assets	Other assets	$3,215,736

Lease Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$2,713,102
Non-current operating lease liabilities	Other accrued liabilities	490,938
Total lease liabilities		$3,204,040

The total weighted-average discount rate and remaining lease term for the Company’s operating leases was 4.31% and 1.29 years, respectively, as of March 31, 2019. Operating lease costs for the three months ended March 31, 2019 were $1.2 million.

The following table presents the Company’s maturity analysis of its operating lease liabilities as of March 31, 2019:

March 31, 2019
2019	$2,301,874
2020	858,904
2021	67,007
2022	64,100
2023	20,553
Total lease payments	$3,312,438
Less: interest	(108,398)
Present value of lease liabilities	$3,204,040

The following table provides the future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

December 31, 2018
2019	$3,613,980
2020	910,778
2021	88,469
2022 and beyond	114,466
Total minimum operating lease payments	$4,727,693

Note 13 – Business Segment Information

Segment

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any inter-segment sales have been eliminated. Certain amounts reflected as of December 31, 2018 in the assets table within have been reclassified to conform to the total assets presentation as of March 31, 2019. This reclassification had no impact on the total assets reported as of December 31, 2018.

The following table sets forth certain segment information for the three months ended March 31 as indicated:

	2019	2018
Continuing Operations
Revenue
Electrical construction	41,387,318	34,131,919
Real estate development	6,092,938	306,777
Total revenue	$47,480,256	$34,438,696
Operating expenses
Electrical construction	38,353,612	29,087,925
Real estate development	4,888,792	431,035
Corporate	1,322,811	1,468,188
Total operating expenses	$44,565,215	$30,987,148
Operating income (loss)
Electrical construction	3,033,706	5,043,994
Real estate development	1,204,146	(124,258)
Corporate	(1,322,811)	(1,468,188)
Total operating income	$2,915,041	$3,451,548
Other (expenses) income, net
Electrical construction	(324,313)	(163,371)
Real estate development	(4,852)	(19,087)
Corporate	21,009	14,724
Total other expenses, net	$(308,156)	$(167,734)
Net income (loss) before taxes
Electrical construction	2,709,393	4,880,623
Real estate development	1,199,294	(143,345)
Corporate	(1,301,802)	(1,453,464)
Total net income before taxes	$2,606,885	$3,283,814
Capital Expenditures
Electrical construction	11,642,297	3,365,643
Real estate development	—	3,076
Corporate	723,884	5,537
Total	$12,366,181	$3,374,256
Depreciation and Amortization
Electrical construction	2,552,235	1,858,465
Real estate development	5,674	4,348
Corporate	23,170	24,695
Total	$2,581,079	$1,887,508

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

The following table sets forth assets by segment as of the dates indicated:

Assets	March 31, 2019	December 31, 2018
Electrical construction	110,523,633	93,625,017
Real estate development	14,104,568	14,557,323
Corporate	6,336,500	4,366,135
Total	$130,964,701	$112,548,475

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed-price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a provider of electrical construction services, primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. To a considerably lesser extent we are a developer of real estate residential properties on the east coast of Central Florida. We report our results under two reportable segments, electrical construction and real estate development. For the three months ended March 31, 2019, our total consolidated revenue was $47.5 million, a 37.9% increase from $34.4 million in the same period in 2018.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the three months ended March 31, 2019 and 2018, three of our customers accounted for approximately 55.7% and 68.2% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.

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

Revenue Recognition

Our significant accounting policies are detailed in “Note 1: Organization and Summary of Significant Accounting Policies” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $783,000 as of March 31, 2019 and $680,000 as of December 31, 2018. The accrued contract losses as of March 31, 2019, resulted from weather and project productivity issues. The accrued contract losses as of December 31, 2018 are mainly attributable to transmission projects experiencing unexpected construction issues.

The following table disaggregates our revenue for the three months ended March 31 as indicated:

	Three Months ended March 31,
	2019	2018
Electrical construction operations (1)
Southeast	$19,350,874	$11,984,171
mid-Atlantic	12,053,703	9,274,423
Texas-Southwest (3)	9,540,921	11,281,343
Other electrical construction (2), (3)	441,820	1,591,982
Total	41,387,318	34,131,919
Real estate development operations	6,092,938	306,777
Total revenue	$47,480,256	$34,438,696

(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.

(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

(3) Amounts have been reclassified from the “Texas-Southwest” regions to “Other electrical construction,” for the presentation of the three months ended March 31, 2018, since these amounts are associated with storm work. This reclassification had no impact on the total revenue reported for electrical construction operations. The amounts reclassified for the three months ended March 31, 2018 totaled $922,000.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2019 was $36.4 million, all of which is expected to be satisfied within the next twelve months.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

The following table presents our operating income (loss) from continuing operations for the three months ended March 31, 2019 and 2018:

	2019	2018
Electrical construction
Revenue	$41,387,318	$34,131,919
Operating expenses
Costs of goods sold	35,292,012	26,782,860
Selling, general and administrative	535,535	460,722
Depreciation and amortization	2,552,235	1,858,465
Gain on sale of property and equipment	(26,170)	(14,122)
Total costs and expenses	38,353,612	29,087,925
Operating income	$3,033,706	$5,043,994

Real estate development
Revenue	$6,092,938	$306,777
Operating expenses
Costs of goods sold	4,189,654	213,757
Selling, general and administrative	693,464	212,930
Depreciation and amortization	5,674	4,348
Total costs and expenses	4,888,792	431,035
Operating income (loss)	$1,204,146	$(124,258)

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the three months ended March 31, 2019 was $47.5 million, an increase of $13.0 million, or 37.9%, from $34.4 million for the same period in 2018.

Electrical construction operations revenue was $41.4 million, an increase of $7.3 million, or 21.3%, from $34.1 million for the same period in 2018. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the Southeast and mid-Atlantic regions of $7.4 million and $2.8 million, respectively. These increases were primarily due to continued growth in both master service agreement (“MSA”) and non-MSA customer project activity and service line expansion for the three months ended March 31, 2019, compared to the same period in 2018. These increases were partially offset by decreases in both the Texas-Southwest region and Other electrical construction revenue of $1.7 million and $1.2 million, respectively. The decrease in the Texas-Southwest region was primarily due to a decline in MSA customer projects, attributable to lower bidding activities with a particular MSA customer. The decline in Other operations was primarily due to a decrease in storm work.

Revenue from real estate development operations increased to $6.1 million for the three months ended March 31, 2019 from $307,000 in the same period in 2018, due to the increase in the number of units sold and completed units available for sale.

Backlog

Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.

The following table presents our total backlog as of March 31, 2019 and 2018 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have remaining renewals ranging from one to two years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $40.6 million, or 24.4% of our total estimated MSA backlog as of March 31, 2019.

	Backlog as of March 31, 2019		Backlog as of March 31, 2018
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts(1)	$41,955,472	$41,955,472	$42,886,245	$42,886,245
Estimated MSAs	57,048,120	166,256,453	68,234,127	150,171,465
Total	$99,003,592	$208,211,925	$111,120,372	$193,057,710
______________________________________
(1) Amount includes firm contract awards under MSA agreements.

Our total backlog as of March 31, 2019 increased $15.2 million, or 7.8% to $208.2 million, compared to $193.1 million as of March 31, 2018. The increase in total backlog is primarily due to the increase in estimated MSA projects, which includes the addition of four new MSA customers, offset by existing MSA backlog run-off and adjustments to existing MSA backlog estimates.

Our 12-month backlog as of March 31, 2019 decreased 10.9% to $99.0 million, compared to $111.1 million as of March 31, 2018, mainly due to adjustments to existing MSA backlog estimates, partially offset by new MSA customer estimates.

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

As of March 31, 2019 and 2018, estimated MSAs accounted for approximately 79.8% and 77.8% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.

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

Reconciliation of Backlog to our Remaining Unsatisfied Performance Obligation

The following table presents a reconciliation of our total backlog as of March 31, 2019 to our remaining unsatisfied performance obligation as defined under U.S. generally accepted accounting principles:

March 31, 2019
Total backlog	$208,211,925
Estimated MSAs	(166,256,453)
Estimated firm (1)	(2,016,562)
Total unsatisfied performance obligation	$39,938,910
______________________________________
(1) Represents estimated backlog contract value as of March 31, 2019, on projects awarded.

The amount of backlog differs from the amount of our remaining unsatisfied performance obligations partially satisfied as of March 31, 2019 and as described in note 8 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.

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

Operating Results

Total operating income for the three months ended March 31, 2019 was $2.9 million, a decrease of $537,000, or 15.5%, from $3.5 million for the same period in 2018. This decrease was primarily attributable to lower electrical construction margins, as well as higher depreciation and SG&A expenses, partially offset by real estate development sales activity.

Gross margin on electrical construction operations for the three months ended March 31, 2019 declined to 14.7%, from 21.5% for the same period in 2018. The decrease in gross margin was primarily attributable to project losses in our Texas-Southwest operations, resulting from weather and project productivity issues, as well as start-up costs related to the expansion in the Texas-Southwest region of substation projects. Also contributing to the decrease in gross margin were decreases in foundation project activity. These decreases were partially offset by margin improvement in our Southeast operations and expansion efforts in the mid-Atlantic operations.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the three months ended March 31, 2019 increased to 31.2%, from 30.3% for the same period in 2018. This increase was primarily due to the amount and type of units sold in the three months ended March 31, 2019 when compared to the same period in 2018.

Such gross margin represents real estate revenue less real estate costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended March 31, 2019 and 2018:

	2019	2018
Net income (GAAP as reported)	$1,779,621	$2,405,675
Interest expense, net of amount capitalized	351,992	189,617
Provision for income taxes, net (1)	827,264	878,139
Depreciation and amortization (2)	2,581,079	1,887,508
EBITDA	$5,539,956	$5,360,939
______________________________________

(1) Provision for income tax, net represents the total amount of tax provision, which includes the tax benefit for discontinued operations.

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

Costs and Expenses

Total costs and expenses increased by $13.6 million to $44.6 million for the three months ended March 31, 2019, from $31.0 million for the same period in 2018, primarily attributable to the increase in electrical construction revenue, as well as increases in depreciation and selling, general and administrative expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2019 and 2018:

	2019	2018
Electrical construction operations	$535,535	$460,722
Real estate development	693,464	212,930
Corporate	1,299,322	1,442,762
Total	$2,528,321	$2,116,414

SG&A expenses increased 19.5% to $2.5 million for the three months ended March 31, 2019, from $2.1 million for the same period in 2018. This increase was mainly attributable to selling expenses in our real estate development operations. As a percentage of revenue, SG&A expenses decreased to 5.3% for 2019, from 6.1% for the same period in 2018, due primarily to the aforementioned increase in revenue.

The following table sets forth depreciation and amortization expense for the three months ended March 31, 2019 and 2018:

	2019	2018
Electrical construction operations	$2,552,235	$1,858,465
Real estate development	5,674	4,348
Corporate	23,170	24,695
Total	$2,581,079	$1,887,508

Depreciation and amortization expense, which includes $15,000 of amortization expense for intangibles, increased to $2.6 million for the three months ended March 31, 2019, from $1.9 million for the three months ended March 31, 2018, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31, 2019 and 2018:

	2019	2018
Income tax provision	$827,264	$878,139
Effective income tax rate	31.7%	26.7%

Our expected tax rate for the year ending December 31, 2019, which was calculated based on the estimated annual operating results for the year, is 31.7%. Our expected tax rate differs from the federal statutory rate of 21% due to state income taxes and nondeductible expenses.

Our effective tax rate for the three months ended March 31, 2019 was 31.7% and reflects the annual expected tax rate for 2019. The effective tax rate for the three months ended March 31, 2018 was 26.7% and differs from the federal statutory rate of 21% due to state income taxes and nondeductible expenses. The increase in our 2019 expected tax rate when compared to 2018 is attributable to an increase in the 2019 estimated nondeductible expenses.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of March 31, 2019, we had cash and cash equivalents of $15.0 million and working capital of $33.6 million, as compared to cash and cash equivalents of $11.4 million, and working capital of $33.1 million as of December 31, 2018.

In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $12.4 million was available for borrowing as of March 31, 2019. This revolving line of credit is used as a Working Capital Loan, as discussed in note 5 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis

The following table presents our net cash flows for each of the three months ended March 31, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$2,475,095	$2,896,976
Net cash used in investing activities	(12,272,817)	(3,303,756)
Net cash provided by (used in) financing activities	13,458,988	(1,556,266)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,661,266	$(1,963,046)

Operating Activities

Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.

Cash provided by our operating activities totaled $2.5 million for the three months ended March 31, 2019, compared to cash provided by operating activities of $2.9 million for the same period in 2018. The decrease in cash flows from operating activities was approximately $422,000 and was mainly due to the changes in our net income. Operating cash flows normally fluctuate relative to the needs of our electrical construction and real estate development projects.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2019, was $12.3 million, compared to cash used in investing activities of $3.3 million for the same period in 2018. The increase in cash used in our investing activities for the three months ended March 31, 2019, when compared to 2018, is primarily attributable to capital expenditures of $12.4 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital spending for 2019 is expected to total approximately $17.4 million, of which $2.5 million were for assets placed in service in 2018 but not paid until 2019. The majority of our capital budget is for continued expansion and upgrading of our fleet, conversion of leases and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019, was $13.5 million, compared to cash used in financing activities of $1.6 million for the same period in 2018. Our financing activities for the current period consisted of borrowings of $15.5 million and repayments of $1.8 million on our $38.2 Million Equipment Loan (as defined in note 5 to the consolidated financial statements) and repayments of $28,000 on our other long-term debt, as well as debt issuance costs of $58,000. Our financing activities for the three months ended March 31, 2019, also included the repurchase of 67,709 shares of common stock totaling $161,000. Our financing activities for the three months ended March 31, 2018 consisted of repayments of $1.5 million on our $38.2 Million Equipment Loan (as defined in note 5 to the consolidated financial statements) and repayments of $26,000 on our other long term debt

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

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

For the quarters ended March 31, 2019 and 2018, our DSO for accounts receivable and accrued billings were 59 and 43, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 31 and 36, respectively. The decrease in our DSO for costs and estimated earnings in excess of billings and the increase in our DSO for accounts receivable for the quarter ended March 31, 2019, when compared to the same quarterly period in 2018, was mainly due to the timing of project billings and cash collections. As of May 6, 2019, we have received approximately 89.6% of our March 31, 2019 outstanding trade accounts receivable and have billed 52.9% of our costs and estimated earnings in excess of billings balance.

Income Taxes Paid

Income tax payments were $0 for the three months ended March 31, 2019 and 2018 due to the timing of filing extensions for federal and state income tax returns. Tax refunds for the three months ended March 31, 2018 included approximately $10,000 for the overpayment of 2016 state income taxes.

Debt Covenants

Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $2.0 million in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long-term debt), interest expense and rental expense. We were in compliance with all of our covenants as of March 31, 2019.

The following are computations of these most significant financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	March 31, 2019
Tangible net worth minimum	$20,000,000	$60,448,237
Outside debt not to exceed	$2,000,000	$269,755
Maximum debt/tangible net worth ratio not to exceed	2.50 : 1.00	1.15 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.30 : 1.00	1.94 : 1.00

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of March 31, 2019, at the reasonable assurance level.

Changes in internal control

Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of 2019 the Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of January 1, 2019. No other changes in our internal control over financial reporting occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None

(b) None

(c) The Company has a stock repurchase plan since September 17, 2002, that was last amended by the Board of Directors on March 7, 2019. Through March 31, 2019, we have repurchased 3,273,880 shares of our Common Stock at a cost of $3,421,383 (average cost of $1.05 per share). The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

Issuer Purchases of Equity Securities (1)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2019 to January 31, 2019	67,709	$2.38	67,709	226,120
February 1, 2019 to February 28, 2019	0	N/A	0	226,120
March 1, 2019 to March 31, 2019	0	N/A	0	2,726,120(2)
Total	67,709	$2.38	67,709

(1) The stock repurchase plan became effective on September 17, 2002, and was last amended by the Board of Directors on March 7, 2019. As of January 1, 2019, the expiration date of the plan was September 30, 2019 and the total number of shares approved for purchase under the stock repurchase plan was 3,500,000 of which 293,829 shares remained available to purchase under the stock repurchase plan. On March 7, 2019, the plan was amended to expire September 30, 2020, and expanded by an additional 2,500,000 shares.

(2) As stated in footnote (1) to the table above, as a result of the expansion on March 7, 2019, there is currently available for purchase through September 30, 2020, a maximum of 2,726,120 shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10-1

Master Loan Agreement Amendment, dated March 7, 2019, by and between BB&T and the Company, Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation, Power Corporation of America, Precision Foundations, Inc., and C and C Power Line, Inc. is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 7,2019, heretofore filed with the Commission (file No. 1-7525).

10-2

Modification Promissory Note, dated March 7, 2019, relating to The Goldfield Corporation $38.2 Million Loan is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated March 7,2019, heretofore filed with the Commission (file No. 1-7525)

10-3

Addendum to Modification Promissory Note, dated March 7, 2019, relating to The Goldfield Corporation $38.2 Million Loan is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated March 7,2019, heretofore filed with the Commission (file No. 1-7525)

10-4

BB&T Security Agreement, dated March 7, 2019 by and between BB&T and the Debtors, relating to The Goldfield Corporation $38.2 Million Loan is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated March 7,2019, heretofore filed with the Commission (file No. 1-7525)

10-5

Promissory Note, dated March 7, 2019, relating to The Goldfield Corporation $4.5 Million Equipment Loan is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated March 7,2019, heretofore filed with the Commission (file No. 1-7525)

10-6

Addendum to Promissory Note, dated March 7, 2019, relating to The Goldfield Corporation $4.5 Million Equipment Loan is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated March 7,2019, heretofore filed with the Commission (file No. 1-7525)

10-7

BB&T Security Agreement, dated March 7, 2019 by and between BB&T and the Debtors, relating to The Goldfield Corporation $4.5 Million Equipment Loan is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated March 7,2019, heretofore filed with the Commission (file No. 1-7525)

10-8

Guaranty Agreement, dated March 7, 2019, relating to The Goldfield Corporation $4.5 Million Equipment Loan is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated March 7,2019, heretofore filed with the Commission (file No. 1-7525)

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

(1)These exhibits are furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section. These exhibits shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2019		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)