Form 10-Q
period 2019-06-30
GOLDFIELD CORP
filed 2019-08-07
CIK 42316

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 2, 2019 was 24,522,534.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GV	NYSE American

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$15,473,938	$11,376,373
Accounts receivable and accrued billings	22,479,886	22,236,071
Real estate inventory	1,026,968	—
Costs and estimated earnings in excess of billings on uncompleted contracts	15,270,062	12,030,000
Income taxes receivable	1,454,638	1,220,527
Residential properties under construction	573,236	8,244,995
Prepaid expenses	1,487,549	634,069
Other current assets	634,961	1,835,743
Total current assets	58,401,238	57,577,778
Property, buildings and equipment, at cost, net of accumulated depreciation of $47,399,762 in 2019 and $43,060,083 in 2018	55,683,924	48,927,055
Deferred charges and other assets
Land and land development costs	4,617,922	4,680,080
Cash surrender value of life insurance	545,285	547,009
Restricted cash	25,980	25,980
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $354,718 in 2019 and $324,634 in 2018	659,082	689,166
Right of use assets	5,934,791	—
Other assets	413,222	—
Total deferred charges and other assets	12,297,689	6,043,642
Total assets	$126,382,851	$112,548,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$13,503,637	$15,999,157
Billings in excess of costs and estimated earnings on uncompleted contracts	1,236,497	1,165,002
Current portion of lease liability	2,659,377	—
Current portion of other long-term debt	117,226	113,855
Current portion of notes payable, net	7,458,207	7,161,890
Accrued remediation costs	69,686	60,101
Total current liabilities	25,044,630	24,500,005
Deferred income taxes	7,199,743	6,061,042
Accrued remediation costs, less current portion	411,856	436,982
Other long-term debt, less current portion, net	124,276	183,744
Notes payable, less current portion, net	28,303,522	21,731,024
Other accrued liabilities	3,255,934	30,246
Total liabilities	64,339,961	52,943,043
Commitments and contingencies (notes 4 and 6)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued 24,522,534 shares outstanding in 2019 and 24,590,243 shares outstanding in 2018	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	44,219,934	41,621,191
Treasury stock, 3,291,238 shares in 2019 and 3,223,529 shares in 2018, at cost	(3,440,104)	(3,278,819)
Total stockholders’ equity	62,042,890	59,605,432
Total liabilities and stockholders’ equity	$126,382,851	$112,548,475

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Revenue
Electrical construction	$39,204,368	$36,195,767	$80,591,687	$70,327,686
Real estate development	5,175,851	1,311,477	11,268,788	1,618,254
Total revenue	44,380,219	37,507,244	91,860,475	71,945,940
Costs and expenses
Electrical construction	33,516,400	29,287,017	68,808,411	56,069,877
Real estate development	4,139,420	793,348	8,329,075	1,007,105
Selling, general and administrative	2,342,561	2,112,110	4,870,883	4,228,523
Depreciation and amortization	2,738,483	2,002,233	5,319,562	3,889,742
Gain on sale of property and equipment	(6,216)	(51,826)	(32,067)	(65,217)
Total costs and expenses	42,730,648	34,142,882	87,295,864	65,130,030
Total operating income	1,649,571	3,364,362	4,564,611	6,815,910
Other income (expense), net
Interest income	31,218	10,053	42,770	16,841
Interest expense, net of amount capitalized	(411,562)	(207,684)	(763,553)	(397,300)
Other income, net	32,252	22,274	64,536	37,367
Total other expense, net	(348,092)	(175,357)	(656,247)	(343,092)
Income before income taxes	1,301,479	3,189,005	3,908,364	6,472,818
Income tax provision	482,357	1,037,512	1,309,621	1,915,651
Net income	$819,122	$2,151,493	$2,598,743	$4,557,167
Net income per share of common stock — basic and diluted	$0.03	$0.08	$0.11	$0.18
Weighted average shares outstanding — basic and diluted	24,522,534	25,451,354	24,524,339	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$2,598,743	$4,557,167
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,319,562	3,889,742
Amortization of debt issuance costs	14,698	27,578
Right of use asset amortization	1,874,117	—
Deferred income taxes	1,138,701	252,716
Gain on sale of property and equipment	(32,067)	(65,217)
Other losses	1,724	1,656
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(243,815)	(2,851,504)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,240,062)	(4,337,328)
Residential properties under construction	7,671,759	(2,406,320)
Real estate inventory	(1,026,968)	(983,700)
Income taxes receivable	(234,111)	619,552
Prepaid expenses and other assets	(65,920)	1,532,110
Land and land development costs	62,158	(670,034)
Income taxes payable	—	276,201
Accounts payable and accrued liabilities	(427,817)	1,942,156
Operating lease liabilities	(1,923,843)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	71,495	74,540
Accrued remediation costs	(15,541)	(19,389)
Net cash provided by operating activities	11,542,813	1,839,926
Cash flows from investing activities
Proceeds from disposal of property and equipment	253,789	147,200
Purchases of property, buildings and equipment	(14,335,772)	(7,577,091)
Net cash used in investing activities	(14,081,983)	(7,429,891)
Cash flows from financing activities
Purchases of treasury stock	(161,285)	—
Proceeds from notes payable	15,500,000	2,816,961
Repayments on notes payable	(8,588,000)	(5,810,000)
Other long-term debt repayments	(56,097)	(52,917)
Debt issuance costs	(57,883)	(23,313)
Net cash provided by (used in) financing activities	6,636,735	(3,069,269)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,097,565	(8,659,234)
Cash, cash equivalents and restricted cash at beginning of the period	11,402,353	18,631,784
Cash, cash equivalents and restricted cash at end of the period	$15,499,918	$9,972,550
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$735,292	$367,870
Income taxes paid, net	$405,000	$767,182
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$224,166	$203,149
Equipment funded by other long-term debt	$241,502	$352,083
Right-of-use asset obtained in exchange for operating lease obligations	$3,490,319	$—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2018	27,813,772	$2,781,377	$18,481,683	41,621,191	$(3,278,819)	$59,605,432
Repurchase of stock					(161,285)	(161,285)
Net income	—	—	—	1,779,621	—	1,779,621
Balance as of March 31, 2019	27,813,772	$2,781,377	$18,481,683	$43,400,812	$(3,440,104)	$61,223,768
Net income	—	—	—	819,122	—	819,122
Balance as of June 30, 2019	27,813,772	$2,781,377	$18,481,683	$44,219,934	$(3,440,104)	$62,042,890

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2017	27,813,772	$2,781,377	$18,481,683	36,593,440	$(1,308,187)	$56,548,313
Net income	—	—	—	2,405,674	—	2,405,674
Balance as of March 31, 2018	27,813,772	$2,781,377	$18,481,683	$38,999,114	$(1,308,187)	$58,953,987
Net income	—	—	—	2,151,493	—	2,151,493
Balance as of June 30, 2018	27,813,772	$2,781,377	$18,481,683	$41,150,607	$(1,308,187)	$61,105,480

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is the construction of electrical infrastructure for the utility industry and industrial customers and to a lesser extent real estate development. The principal market for the Company’s electrical construction operation is primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. The principal market for the Company’s real estate development operation is along the east coast of Central Florida.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2019 and December 31, 2018, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers whom the Company considers creditworthy based on timely collection history and other considerations.

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company has determined the fair value of its fixed rate other long-term debt to be $0.2 million using an interest rate of 4.22% (Level 2 input), which is the Company’s current interest rate on borrowings. The Company’s carrying value of long-term notes payable are estimated by management to approximate fair value since the interest rates prescribed by Branch Banking and Trust Company (the “Bank”) are variable market interest rates and are adjusted periodically and are classified as Level 2. Restricted cash is considered by management to approximate fair value due to the nature of the asset held in a secured interest bearing bank account. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.

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

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either of the three or six months ended June 30, 2019 and 2018.

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

Reclassifications

Certain amounts previously reflected for the three and six months ended June 30, 2018 in the revenue disaggregation table within note 8 ASC 606 Revenue Recognition and Significant Accounting Policies Disclosures have been reclassified from the “Texas-Southwest” regions to “Other electrical construction,” since these amounts were associated with storm work. This reclassification had no impact on the total revenue reported for electrical construction operations. The amounts reclassified for the three and six months ended June 30, 2018 were $0.05 million and $1.0 million, respectively. Certain amounts associated with deferred income tax assets allocated in each segment were reflected as of December 31, 2018 in the assets table within note 13 Business Segment Information and have been reclassified to conform to the total assets presentation as of June 30, 2019. This reclassification had no impact on the total assets reported as of December 31, 2018.

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

The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	June 30, 2019	December 31, 2018	$ Change
Contract assets (1)	$15,270,062	$12,030,000	$3,240,062
Contract liabilities (2)	(1,864,836)	(1,845,049)	(19,787)
Net contract assets	$13,405,226	$10,184,951	$3,220,275

(1) Contract assets consist of amounts under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.”

(2) Contract liabilities consist of the aggregate of amounts presented under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts” and any contract loss accruals included in “Accounts payable and accrued liabilities.”

The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the six months ended June 30, 2019:

$ Change Six Months Ended June 30, 2019
Cumulative adjustment due to changes in contract values (1)	$1,792,183
Cumulative adjustment due to changes in estimated costs at completion	(2,788,666)
Revenue recognized in the period	60,167,437
Amounts reclassified to receivables	(56,002,387)
Impairment of contract assets (2)	51,708
Total	$3,220,275

(1) Amount attributable to contract modifications accounted for on a cumulative catch-up basis where the customer has approved a change in the scope or price of the contract, where the modification is treated as part of the existing contract and where the remaining goods and services are not distinct.

(2) Adjustment amount due to changes in contract losses.

For the six months ended June 30, 2019, $1.0 million of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2018.

Note 3 – Income Taxes

The following table presents the provision for income tax and the effective tax rates from continuing operations for the three and six months ended June 30 as indicated:

	Three Months Ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Income tax provision	$482,357	$1,037,512	$1,309,621	$1,915,651
Effective income tax rate	37.1%	32.5%	33.5%	29.6%

The Company’s expected tax rate for the year ending December 31, 2019, which was calculated based on the estimated annual operating results for the year, is 33.5%. The expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes.

The Company’s effective tax rate for the three months ended June 30, 2019 was 37.1% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. It is higher than our expected tax rate of 33.5% due to the increase of nondeductible expenses in relationship to expected income from the prior quarter. The effective tax rate for the six months ended June 30, 2019 was 33.5% and reflects the annual expected tax rate for 2019. The effective tax rates for the three and six months ended June 30, 2018 were 32.5% and 29.6%, respectively, which differed from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The increase in the 2019 expected tax rate when compared to 2018 is attributable to an increase in the 2019 estimated nondeductible expenses.

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

As of June 30, 2019, the Company’s deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by deferred tax assets, largely comprised of accrued vacation, accrued workers’ compensation claims, inventory adjustments, accrued remediation costs, percentage of completion capitalized cost method on long-term real estate construction, federal net operating loss carryovers and state bonus depreciation carryovers. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2019 is approximately $9.7 million.

The Company has gross unrecognized tax benefits of $4,000 and $5,000 as of June 30, 2019 and December 31, 2018, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2014 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $0.5 million and $0.5 million, as of June 30, 2019 and December 31, 2018, respectively. No change to the provision was required for either of the three or six months ended June 30, 2019 or 2018.

The remaining balance of the accrued remediation costs as of June 30, 2019 mainly represents estimated future charges for EPA response costs, monitoring of the property, and legal costs. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 5 – Notes Payable and Other Long-Term Debt

Notes Payable

The following table presents the balances of notes payable as of the dates indicated:

				Interest Rates
Branch Banking and Trust Company	Maturity Date	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Working Capital Loan	November 28, 2020	$—	$5,000,000	—%	4.31%
$38.2 Million Equipment Loan	March 9, 2024	35,832,000	23,920,000	4.22%	4.31%
$ 4.5 Million Equipment Loan	March 7, 2024	—	—	—%	—%
Total notes payable		35,832,000	28,920,000
Less unamortized debt issuance costs		70,271	27,086
Total notes payable, net		35,761,729	28,892,914
Less current portion of notes payable, net		7,458,207	7,161,890
Notes payable net, less current portion		$28,303,522	$21,731,024

As of June 30, 2019, the Company, and the Company’s wholly owned subsidiaries Southeast Power, Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated May 24, 2018 (the “2018 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”). On March 7, 2019, the Company, the Debtors and the Bank entered into a First Amendment to the 2018 Master Loan Agreement (the “Amendment”). The Amendment reflects new loans and modifications of loans, which are governed by the 2018 Master Loan Agreement and which were also entered into on March 7, 2019.

As of June 30, 2019, the Company had a promissory note and a series of related ancillary agreements with the Bank, under the 2018 Master Loan Agreement and the Amendment, providing for a revolving line of credit loan for a maximum principal amount of $18.0 million (the “Working Capital Loan”). Borrowings under the Working Capital Loan were $0.0 and $5.0 million, as of June 30, 2019 and December 31, 2018.

As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $0.6 million as of both June 30, 2019 and December 31, 2018.

On March 7, 2019, the Company, the Debtors and the Bank entered into a modification of the $27.49 Million Equipment Loan, increasing it to a $38.2 million equipment loan (as increased, the “$38.2 Million Equipment Loan”) and a new $4.5 million equipment promissory note (the “$4.5 Million Equipment Loan”).

Borrowings of $22.7 million, outstanding as of March 7, 2019, plus accrued interest under the $27.49 Million Equipment Loan continue under the $38.2 Million Equipment Loan. The $15.5 million balance remaining on the $38.2 Million Equipment Loan was drawn by the Company on March 8, 2019 for equipment purchases that were made on or after August 1, 2018. Borrowings under the $38.2 Million Equipment Loan were $35.8 million as of June 30, 2019 and borrowings under the $27.49 Million Equipment Loan (as predecessor to the $38.2 Million Equipment Loan) were $23.9 million as of December 31, 2018.

Under the documentation related to the $38.2 Million Equipment Loan, principal payments of $598,000 plus accrued interest commenced on March 9, 2019 and will continue monthly thereafter until and including the payment due on December 9, 2019. Thereafter, equal monthly principal payments of $650,000, plus accrued interest, will commence on January 9, 2020, and continue monthly thereafter until the March 9, 2024 maturity date.

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

As of June 30, 2019, all loan agreements between the Debtors and the Bank, under the 2018 Master Loan Agreement and the Amendment, are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.

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

Other Long-Term Debt

As of June 30, 2019, the Company had an equipment purchase loan agreement for a specialty piece of equipment to be used in the Company’s electrical construction operations in the amount of $405,000 plus interest and sales tax. The agreement requires monthly payments of $10,687 plus interest at a 5.85% fixed rate. The loan matures on June 14, 2021 and permits prepayment without penalties.

Note 6 – Commitments and Contingencies

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2019, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $56.0 million.

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

As of June 30, 2019 and 2018, the Company had no common stock equivalents. For both the three and six months ended June 30, 2019 the computation of the weighted average number of common stock shares outstanding excludes 3,291,238  shares of Treasury Stock. For both the three and six months ended June 30, 2018, the computation of the weighted average number of common stock shares outstanding excludes  2,362,418 shares of Treasury Stock.

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

The following table disaggregates the Company’s revenue for the three and six months ended June 30 as indicated:

	Three Months Ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Electrical construction operations (1)
Southeast	$15,478,325	$15,841,543	$34,829,199	$27,825,088
mid-Atlantic	17,415,258	10,586,509	29,468,961	19,860,932
Texas-Southwest (3)	5,882,764	9,208,624	15,423,685	20,489,967
Other electrical construction (2), (3)	428,021	559,091	869,842	2,151,699
Total	39,204,368	36,195,767	80,591,687	70,327,686
Real estate development operations	5,175,851	1,311,477	11,268,788	1,618,254
Total revenue	$44,380,219	$37,507,244	$91,860,475	$71,945,940

(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.

(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

(3) Amounts have been reclassified from the “Texas-Southwest” regions to “Other electrical construction,” for the presentation of the three and six months ended June 30, 2018, since these amounts are associated with storm work. This reclassification had no impact on the total revenue reported for electrical construction operations. The amounts reclassified for the three and six months ended June 30, 2018 were $0.05 million and $1.0 million, respectively.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2019 was $51.7 million, all of which is expected to be satisfied within the next twelve months.

Note 9 – Customer Concentration

For the six months ended June 30, 2019 and 2018, the three largest customers accounted for 53.6% and 65.7%, respectively, of the Company’s total revenue. For the three months ended June 30, 2019 and 2018, the three largest customers accounted for 53.4% and 65.5%, respectively, of the Company’s total revenue.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows as of the dates indicated:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$15,473,938	$11,376,373
Restricted cash	25,980	25,980
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$15,499,918	$11,402,353

Note 11 – Goodwill and Other Intangible Assets

The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

	June 30, 2019				December 31, 2018
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407
Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(234,668)	$405,332	$640,000	$(213,334)	$426,666
Customer relationships	20	350,000	(96,250)	253,750	350,000	(87,500)	262,500
Non-competition agreement	5	10,000	(10,000)	—	10,000	(10,000)	—
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(354,718)	$659,082	$1,013,800	$(324,634)	$689,166

Amortization of definite-lived intangible assets will be approximately $0.06 million annually for 2019 through 2023.

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

From time to time, the Company enters into leases primarily for the electrical construction operation’s equipment needs and to a lesser extent office facilities. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of equipment rather than purchasing them. The Company’s leases have remaining terms ranging from months to seven years, some of which may include options to extend the lease term. Currently, all of the Company’s leases contain fixed payment terms. Additionally, all of our month-to-month leases are cancelable by the Company, at any time and are not included in our right-of-use asset or liability. At June 30, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Financing Leases

The Company currently does not have any leases that are classified as financing leases under ASC 842 Leases.

Operating Right of Use Leases

Operating right-of-use leases are reported under “Right of use assets,” on the Company’s consolidated balance sheet. The current portion operating lease liabilities are reported under “Current portion of lease liability” and the non-current portion is reported under “Other accrued liabilities,” respectively on the Company’s consolidated balance sheet. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate, by estimating the Company’s incremental borrowing rate, at the lease commencement date. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following table presents a summary of the Company’s lease assets and lease liabilities as of June 30, 2019:

	Classification	June 30, 2019
Lease Assets
Operating lease assets	Right of use assets	$5,934,791

Lease Liabilities
Current operating lease liabilities	Current portion of lease liability	$2,659,377
Non-current operating lease liabilities	Other accrued liabilities	3,255,934
Total lease liabilities		$5,915,311

The total weighted-average discount rate and remaining lease term for the Company’s operating leases was 4.25% and 4.60 years, respectively, as of June 30, 2019. Operating lease costs for the three and six months ended June 30, 2019 were $0.8 million and $2.0 million, respectively and approximate the cash payments for these periods.

The following table presents the Company’s maturity analysis of its operating lease liabilities as of June 30, 2019:

June 30, 2019
2019	$1,767,905
2020	1,435,657
2021	643,760
2022	640,853
2023 and beyond	2,039,190
Total lease payments	$6,527,365
Less: interest	(612,054)
Present value of lease liabilities	$5,915,311

The following table provides the future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

December 31, 2018
2019	$3,613,980
2020	910,778
2021	88,469
2022 and beyond	114,466
Total minimum operating lease payments	$4,727,693

Note 13 – Business Segment Information

Segment

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any inter-segment sales have been eliminated. Certain amounts associated with deferred income tax assets allocated in each segment were reflected as of December 31, 2018 in the assets table and have been reclassified to conform to the total assets presentation as of June 30, 2019. This reclassification had no impact on the total assets reported as of December 31, 2018.

The following table sets forth certain segment information for the three and six months ended June 30 as indicated:

	Three Months Ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Continuing Operations
Revenue
Electrical construction	39,204,368	36,195,767	80,591,687	70,327,686
Real estate development	5,175,851	1,311,477	11,268,788	1,618,254
Total revenue	$44,380,219	$37,507,244	$91,860,475	$71,945,940
Operating expenses
Electrical construction	36,735,008	31,632,967	75,088,621	60,720,891
Real estate development	4,562,333	1,079,459	9,451,126	1,510,493
Corporate	1,433,307	1,430,456	2,756,117	2,898,646
Total operating expenses	$42,730,648	$34,142,882	$87,295,864	$65,130,030
Operating income (loss)
Electrical construction	2,469,360	4,562,800	5,503,066	9,606,795
Real estate development	613,518	232,018	1,817,662	107,761
Corporate	(1,433,307)	(1,430,456)	(2,756,117)	(2,898,646)
Total operating income	$1,649,571	$3,364,362	$4,564,611	$6,815,910
Other (expenses) income, net
Electrical construction	(392,335)	(173,924)	(716,648)	(337,295)
Real estate development	(647)	(19,885)	(5,499)	(38,972)
Corporate	44,890	18,452	65,900	33,175
Total other expenses, net	$(348,092)	$(175,357)	$(656,247)	$(343,092)
Net income (loss) before taxes
Electrical construction	2,077,025	4,388,876	4,786,418	9,269,500
Real estate development	612,871	212,133	1,812,163	68,789
Corporate	(1,388,417)	(1,412,004)	(2,690,217)	(2,865,471)
Total net income before taxes	$1,301,479	$3,189,005	$3,908,364	$6,472,818
Capital Expenditures
Electrical construction	1,796,690	4,142,856	13,438,986	7,530,320
Real estate development	59,048	38,483	59,048	41,559
Corporate	113,854	21,495	837,738	5,212
Total	$1,969,592	$4,202,834	$14,335,772	$7,577,091
Depreciation and Amortization
Electrical construction	2,708,308	1,972,540	5,260,544	3,831,005
Real estate development	6,091	4,969	11,765	9,317
Corporate	24,084	24,724	47,253	49,420
Total	$2,738,483	$2,002,233	$5,319,562	$3,889,742

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

The following table sets forth assets by segment as of the dates indicated:

Assets	June 30, 2019	December 31, 2018
Electrical construction	109,840,070	93,625,017
Real estate development	6,911,642	14,557,323
Corporate	9,631,139	4,366,135
Total	$126,382,851	$112,548,475

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a provider of electrical construction services, primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. To a lesser extent we are a developer of real estate residential properties on the east coast of Central Florida. We report our results under two reportable segments, electrical construction and real estate development. For the six months ended June 30, 2019, our total consolidated revenue was $91.9 million, a 27.7% increase from $71.9 million in the same period in 2018.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the six months ended June 30, 2019 and 2018, three of our customers accounted for approximately 53.6% and 65.7% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.

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

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. We estimate variable consideration at the most likely amount which we expect to receive. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of all information (historical, current and forecasted) that is reasonably available to us.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $0.6 million as of June 30, 2019 and $0.7 million as of December 31, 2018. The accrued contract losses as of June 30, 2019, resulted from weather and project productivity issues. The accrued contract losses as of December 31, 2018 are mainly attributable to transmission projects experiencing unexpected construction issues.

The following table disaggregates our revenue for the three and six months ended June 30 as indicated:

	Three Months Ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Electrical construction operations (1)
Southeast	$15,478,325	$15,841,543	$34,829,199	$27,825,088
mid-Atlantic	17,415,258	10,586,509	29,468,961	19,860,932
Texas-Southwest (3)	5,882,764	9,208,624	15,423,685	20,489,967
Other electrical construction (2), (3)	428,021	559,091	869,842	2,151,699
Total	39,204,368	36,195,767	80,591,687	70,327,686
Real estate development operations	5,175,851	1,311,477	11,268,788	1,618,254
Total revenue	$44,380,219	$37,507,244	$91,860,475	$71,945,940

(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.

(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

(3) Amounts have been reclassified from the “Texas-Southwest” regions to “Other electrical construction,” for the presentation of the three and six months ended June 30, 2018, since these amounts are associated with storm work. This reclassification had no impact on the total revenue reported for electrical construction operations. The amounts reclassified for the three and six months ended June 30, 2018 were $0.05 million and $1.0 million, respectively.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2019 was $51.7 million, all of which is expected to be satisfied within the next twelve months.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

The following table presents our operating income from continuing operations for the six months ended June 30, 2019 and 2018:

	2019	2018
Electrical construction
Revenue	$80,591,687	$70,327,686
Operating expenses
Costs of goods sold	68,808,411	56,069,877
Selling, general and administrative	1,020,922	885,958
Depreciation and amortization	5,260,544	3,831,005
Gain on sale of property and equipment	(1,256)	(65,949)
Total costs and expenses	75,088,621	60,720,891
Operating income	$5,503,066	$9,606,795

Real estate development
Revenue	$11,268,788	$1,618,254
Operating expenses
Costs of goods sold	8,329,075	1,007,105
Selling, general and administrative	1,127,385	494,071
Depreciation and amortization	11,765	9,317
Gain on sale of property and equipment	(17,099)	—
Total costs and expenses	9,451,126	1,510,493
Operating income	$1,817,662	$107,761

Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the six months ended June 30, 2019 was $91.9 million, an increase of $19.9 million, or 27.7%, from $71.9 million for the same period in 2018.

Electrical construction operations revenue was $80.6 million, an increase of $10.3 million, or 14.6%, from $70.3 million for the same period in 2018. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the mid-Atlantic and Southeast regions of $9.6 million and $7.0 million, respectively. These increases were primarily due to continued growth in non-master service agreement (“MSA”) and to a lesser extent MSA customer project activity combined with service line expansion for the six months ended June 30, 2019, compared to the same period in 2018. These increases were partially offset primarily by decreases in the Texas-Southwest region revenue of $5.1 million. The decrease in the Texas-Southwest region was primarily due to a decline in MSA customer projects, attributable to lower bidding activities with a particular MSA customer.

Revenue from real estate development operations increased to $11.3 million for the six months ended June 30, 2019 from $1.6 million in the same period in 2018, due to the increase in the number of units sold and the timing of completion of units available for sale.

Backlog

Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.

The following table presents our total backlog as of June 30, 2019 and 2018 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs have remaining renewals ranging from one to two years at the option of the customer. The calculation assumes exercise of the renewal options by the customer. Revenue from assumed exercise of renewal options represents $44.0 million, or 30.1% of our total estimated MSA backlog as of June 30, 2019.

	Backlog as of June 30, 2019		Backlog as of June 30, 2018
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts(1)	$53,281,106	$53,281,106	$34,017,793	$34,017,793
Estimated MSAs	53,369,507	146,211,174	51,506,881	112,092,534
Total	$106,650,613	$199,492,280	$85,524,674	$146,110,327
______________________________________
(1) Amount includes firm contract awards under MSA agreements.

Our total backlog as of June 30, 2019 increased $53.4 million, or 36.5% to $199.5 million, compared to $146.1 million as of June 30, 2018. The increase in total backlog is primarily due to the increase in estimated MSA projects, which includes the addition of four new MSA customers, partially offset by existing MSA backlog run-off and adjustments to existing MSA backlog estimates.

Our 12-month backlog as of June 30, 2019 increased 24.7% to $106.7 million, compared to $85.5 million as of June 30, 2018, mainly due to the increase in MSA project activity, partially offset by adjustments to existing MSA backlog estimates.

Subsequent to June 30, 2019, we were awarded a new MSA from an existing customer. We estimate approximately $20.0 million in additional estimated MSA backlog from this MSA, of which $4.0 million is estimated to be completed over the next 12 months.

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

As of June 30, 2019 and 2018, estimated MSAs accounted for approximately 73.3% and 76.7% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.

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

Reconciliation of Backlog to our Remaining Unsatisfied Performance Obligation

The following table presents a reconciliation of our total backlog as of June 30, 2019 to our remaining unsatisfied performance obligation as defined under U.S. generally accepted accounting principles:

June 30, 2019
Total backlog	$199,492,280
Estimated MSAs	(146,211,174)
Estimated firm (1)	(1,566,313)
Total unsatisfied performance obligation	$51,714,793
______________________________________
(1) Represents estimated backlog contract value as of June 30, 2019, on projects awarded.

The amount of backlog differs from the amount of our remaining unsatisfied performance obligations partially satisfied as of June 30, 2019 and as described in note 8 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.

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

Operating Results

Total operating income for the six months ended June 30, 2019 was $4.6 million, a decrease of $2.3 million, or 33.0%, from $6.8 million for the same period in 2018. This decrease was primarily attributable to lower electrical construction margins, as well as higher depreciation and SG&A expenses, partially offset by real estate development sales activity.

Gross margin on electrical construction operations for the six months ended June 30, 2019 declined to 14.6%, from 20.3% for the same period in 2018. The decrease in gross margin was primarily attributable to project losses in our Texas-Southwest operations, resulting from weather and project productivity issues, as well as start-up costs related to service line expansion in the Texas-Southwest region. Also contributing to the decrease in gross margin were non-productive crew expenses, which resulted in an under absorption of our fixed costs in our Texas-Southwest region. These decreases were partially offset by margin improvement in our Southeast operations and expansion efforts in the mid-Atlantic operations.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the six months ended June 30, 2019 decreased to 26.1%, from 37.8% for the same period in 2018. This decrease was primarily due to the amount and type of units sold in the six months ended June 30, 2019 when compared to the same period in 2018.

Such gross margin represents real estate revenue less real estate costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the six months ended June 30, 2019 and 2018:

	2019	2018
Net income (GAAP as reported)	$2,598,743	$4,557,167
Interest expense, net of amount capitalized	763,553	397,300
Provision for income taxes, net (1)	1,309,621	1,915,651
Depreciation and amortization (2)	5,319,562	3,889,742
EBITDA	$9,991,479	$10,759,860
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

Costs and Expenses

Total costs and expenses increased by $22.2 million to $87.3 million for the six months ended June 30, 2019, from $65.1 million for the same period in 2018, primarily attributable to the increase in electrical construction revenue, as well as increases in depreciation and selling, general and administrative expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2019 and 2018:

	2019	2018
Electrical construction operations	$1,020,922	$885,958
Real estate development	1,127,385	494,071
Corporate	2,722,576	2,848,494
Total	$4,870,883	$4,228,523

SG&A expenses increased 15.2% to $4.9 million for the six months ended June 30, 2019, from $4.2 million for the same period in 2018. This increase was mainly attributable to selling expenses in our real estate development operations. As a percentage of revenue, SG&A expenses decreased to 5.3% for 2019, from 5.9% for the same period in 2018, due primarily to the aforementioned increase in revenue.

The following table sets forth depreciation and amortization expense for the six months ended June 30, 2019 and 2018:

	2019	2018
Electrical construction operations	$5,260,544	$3,831,005
Real estate development	11,765	9,317
Corporate	47,253	49,420
Total	$5,319,562	$3,889,742

Depreciation and amortization expense, which includes $0.03 million of amortization expense for intangibles, increased $1.4 million, or 36.8%, to $5.3 million for the six months ended June 30, 2019, from $3.9 million for the six months ended June 30, 2018, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30, 2019 and 2018:

	2019	2018
Income tax provision	$1,309,621	$1,915,651
Effective income tax rate	33.5%	29.6%

Our expected tax rate for the year ending December 31, 2019, which was calculated based on the estimated annual operating results for the year, is 33.5%. Our expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes.

Our effective tax rate for the six months ended June 30, 2019 was 33.5% and reflects the annual expected tax rate for 2019. The effective tax rate for the six months ended June 30, 2018 was 29.6% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The increase in our 2019 expected tax rate when compared to 2018 is attributable to an increase in the 2019 estimated nondeductible expenses.

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

The following table presents our operating income from continuing operations for the three months ended June 30, 2019 and 2018 :

	2019	2018
Electrical construction
Revenue	$39,204,368	$36,195,767
Operating expenses
Costs of goods sold	33,516,400	29,287,017
Selling, general and administrative	485,387	425,236
Depreciation and amortization	2,708,308	1,972,540
Loss (gain) on sale of property and equipment	24,913	(51,826)
Total costs and expenses	36,735,008	31,632,967
Operating income	$2,469,360	$4,562,800

Real estate development
Revenue	$5,175,851	$1,311,477
Operating expenses
Costs of goods sold	4,139,420	793,348
Selling, general and administrative	433,921	281,142
Depreciation and amortization	6,091	4,969
Gain on sale of property and equipment	(17,099)	-
Total costs and expenses	4,562,333	1,079,459
Operating income	$613,518	$232,018

Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the three months ended June 30, 2019 was $44.4 million, an increase of $6.9 million or 18.3%, from $37.5 million for the same period in 2018.

Electrical construction operations revenue was $39.2 million, an increase of $3.0 million, or 8.3%, from $36.2 million for the same period in 2018. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the mid-Atlantic region totaling approximately $6.8 million. These increases were primarily due to service line expansion and continued growth in both non-MSA and MSA customer project activity for the three months ended June 30, 2019, compared to the same period in 2018. These increase were partially offset by decreases in the Texas-Southwest region revenue of $3.3 million. The decrease in the Texas-Southwest region was primarily due to a decline in MSA customer projects, attributable to lower bidding activities with a particular MSA customer.

Revenue from real estate development operations increased to $5.2 million for the three months ended June 30, 2019 from $1.3 million in the same period in 2018, due to the increase in the number of units sold and the timing of completion of units available for sale.

Operating Results

Total operating income for the three months ended June 30, 2019 was $1.6 million, a decrease of $1.7 million, or 51.0%, from $3.4 million for the same period in 2018. This decrease was primarily attributable to lower electrical construction margins, as well as higher depreciation and SG&A expenses, partially offset by real estate development sales activity.

Gross margin on electrical construction operations for the three months ended June 30, 2019 declined to 14.5%, from 19.1% for the same period in 2018. The decrease in gross margin was primarily attributable to non-productive crew expenses, resulting in an under absorption of our fixed costs in our Texas-Southwest operations. This decrease was partially offset by margin improvement in our Southeast operations and expansion efforts in the mid-Atlantic operations.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the three months ended June 30, 2019 decreased to 20.0%, from 39.5% for the same period in 2018. This decrease was primarily due to the amount and type of units sold in the three months ended June 30, 2019 when compared to the same period in 2018.

Such gross margin represents real estate revenue less real estate costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended June 30, 2019 and 2018:

	2019	2018
Net income (GAAP as reported)	$819,122	$2,151,493
Interest expense, net of amount capitalized	411,562	207,684
Provision for income taxes, net (1)	482,357	1,037,512
Depreciation and amortization (2)	2,738,483	2,002,233
EBITDA	$4,451,524	$5,398,922

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

Costs and Expenses

Total costs and expenses increased by $8.6 million to $42.7 million for the three months ended June 30, 2019, from $34.1 million for the same period in 2018, primarily attributable to the increase in electrical construction revenue, as well as increases in depreciation and selling, general and administrative expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2019 and 2018:

	2019	2018
Electrical construction operations	$485,387	$425,236
Real estate development	433,921	281,142
Corporate	1,423,253	1,405,732
Total	$2,342,561	$2,112,110

SG&A expenses increased 10.9% to $2.3 million for the three months ended June 30, 2019, from $2.1 million for the same period in 2018. This increase was mainly attributable to selling expenses in our real estate development operations. As a percentage of revenue, SG&A expenses decreased to 5.3% for 2019, from 5.6% for the same period in 2018, due primarily to the aforementioned increase in revenue.

The following table sets forth depreciation and amortization expense for the three months ended June 30, 2019 and 2018:

	2019	2018
Electrical construction operations	$2,708,308	$1,972,540
Real estate development	6,091	4,969
Corporate	24,084	24,724
Total	$2,738,483	$2,002,233

Depreciation and amortization expense, which includes $0.02 million of amortization expense for intangibles, increased $0.7 million, or 36.8%, to $2.7 million for the three months ended June 30, 2019, from $2.0 million for the three months ended June 30, 2018, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30, 2019 and 2018:

	2019	2018
Income tax provision	$482,357	$1,037,512
Effective income tax rate	37.1%	32.5%

Our effective tax rate for the three months ended June 30, 2019 was 37.1% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. It is higher than our expected tax rate of 33.5% due to the increase of nondeductible expenses in relationship to expected income from the prior quarter. Our effective tax rate for the three months ended June 30, 2018 was 32.5% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of June 30, 2019, we had cash and cash equivalents of $15.5 million and working capital of $33.4 million, as compared to cash and cash equivalents of $11.4 million, and working capital of $33.1 million as of December 31, 2018.

In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $17.4 million was available for borrowing as of June 30, 2019. This revolving line of credit is used as a Working Capital Loan, as discussed in note 5 to the consolidated financial statements. We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis

The following table presents our net cash flows for each of the six months ended June 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$11,542,813	$1,839,926
Net cash used in investing activities	(14,081,983)	(7,429,891)
Net cash provided by (used in) financing activities	6,636,735	(3,069,269)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,097,565	$(8,659,234)

Operating Activities

Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.

Cash provided by our operating activities totaled $11.5 million for the six months ended June 30, 2019, compared to cash provided by operating activities of $1.8 million for the same period in 2018. The increase in cash flows from operating activities was approximately $9.7 million and was mainly due to the changes in our residential properties under construction of $10.1 million partially offset by the changes in costs and estimated earnings in excess of billings on uncompleted contracts of $1.1 million. Operating cash flows normally fluctuate relative to the needs of our electrical construction and real estate development projects.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2019, was $14.1 million, compared to cash used in investing activities of $7.4 million for the same period in 2018. The increase in cash used in our investing activities for the six months ended June 30, 2019, when compared to 2018, is primarily attributable to capital expenditures of $14.3 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital spending for 2019 is expected to total approximately $19.2 million, of which $2.5 million were for assets placed in service in 2018 but not paid until 2019. The majority of our capital budget is for continued expansion and upgrading of our fleet, conversion of leases and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019, was $6.6 million, compared to cash used in financing activities of $3.1 million for the same period in 2018. Our financing activities for the current period consisted of borrowings of $15.5 million and repayments of $3.6 million on our $38.2 Million Equipment Loan, repayments of $5.0 million (as these loans are defined in note 5 to the consolidated financial statements) and repayments of $0.06 million on our other long-term debt, as well as debt issuance costs of $0.06 million. Our financing activities for the six months ended June 30, 2019, also included the repurchase of 67,709 shares of common stock totaling $0.2 million. Our financing activities for the six months ended June 30, 2018 consisted of repayments of $3.1 million on our $27.49 Million Equipment Loan (as defined in note 5 to the consolidated financial statements), repayments of $2.8 million on the previous Working Capital Loan  and repayments of $0.05 million on our other long-term debt. In addition, during the six months ended June 30, 2018 we had borrowings of $2.8 million for the new Working Capital Loan which replaced a previous Working Capital Loan.

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

For the quarters ended June 30, 2019 and 2018, our DSO for accounts receivable and accrued billings were 52 and 61, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 35 and 26, respectively. The increase in our DSO for costs and estimated earnings in excess of billings and the decrease in our DSO for accounts receivable for the quarter ended June 30, 2019, when compared to the same quarterly period in 2018, was mainly due to the timing of project billings and cash collections. As of August 6, 2019, we have received approximately 84.6% of our June 30, 2019 outstanding trade accounts receivable and have billed 62.5% of our costs and estimated earnings in excess of billings balance.

Income Taxes Paid

Income tax payments were $0.4 million for the six months ended June 30, 2019 of which $0.3 million is for the 2019 estimated tax liability and the remaining $0.1 million for the estimated 2018 income tax liability. Tax payments for the six months ended June 30, 2018 were $0.8 million, which included approximately $0.03 million for the 2017 income tax liability and the remaining $0.7 million for the estimated 2018 income tax liability.

Debt Covenants

Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $2.0 million in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long-term debt), interest expense and rental expense. We were in compliance with all of our covenants as of June 30, 2019.

The following are computations of these most significant financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	June 30, 2019
Tangible net worth minimum	$20,000,000	$61,282,401
Outside debt not to exceed	$2,000,000	$241,502
Maximum debt/tangible net worth ratio not to exceed	2.50 : 1.00	1.05 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.30 : 1.00	1.94 : 1.00

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of June 30, 2019, at the reasonable assurance level.

Changes in internal control

Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) None.

(b) None.

(c) None.

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

Dated: August 7, 2019		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)