Form 10-Q
period 2019-09-30
GOLDFIELD CORP
filed 2019-11-06
CIK 42316

fn

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of November 1, 2019 was 24,522,534.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	GV	NYSE American

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$20,619,343	$11,376,373
Accounts receivable and accrued billings	23,168,109	22,236,071
Costs and estimated earnings in excess of billings on uncompleted contracts	13,188,343	12,030,000
Income taxes receivable	1,484,034	1,220,527
Residential properties under construction	1,405,876	8,244,995
Prepaid expenses	1,122,788	634,069
Other current assets	165,684	1,835,743
Total current assets	61,154,177	57,577,778
Property, buildings and equipment, at cost, net of accumulated depreciation of $49,784,143 in 2019 and $43,060,083 in 2018	55,034,429	48,927,055
Deferred charges and other assets
Land and land development costs	4,985,078	4,680,080
Cash surrender value of life insurance	544,437	547,009
Restricted cash	—	25,980
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $369,760 in 2019 and $324,634 in 2018	644,040	689,166
Operating lease right-of-use assets	5,831,810	—
Other assets	40,000	—
Total deferred charges and other assets	12,146,772	6,043,642
Total assets	$128,335,378	$112,548,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$16,144,324	$15,999,157
Billings in excess of costs and estimated earnings on uncompleted contracts	936,314	1,165,002
Current portion of operating lease liability	2,158,058	—
Current portion of other long-term debt	—	113,855
Current portion of notes payable, net	7,615,041	7,161,890
Accrued remediation costs	70,528	60,101
Total current liabilities	26,924,265	24,500,005
Deferred income taxes	7,746,552	6,061,042
Accrued remediation costs, less current portion	404,036	436,982
Other long-term debt, less current portion, net	—	183,744
Notes payable, less current portion, net	26,360,490	21,731,024
Other accrued liabilities	3,695,143	30,246
Total liabilities	65,130,486	52,943,043
Commitments and contingencies (notes 4 and 6)	—	—
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued 24,522,534 shares outstanding in 2019 and 24,590,243 shares outstanding in 2018	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	45,381,936	41,621,191
Treasury stock, 3,291,238 shares in 2019 and 3,223,529 shares in 2018, at cost	(3,440,104)	(3,278,819)
Total stockholders’ equity	63,204,892	59,605,432
Total liabilities and stockholders’ equity	$128,335,378	$112,548,475

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Electrical construction	$43,182,197	$29,514,965	$123,773,883	$99,842,651
Real estate development	1,550,684	1,777	12,819,473	1,620,031
Total revenue	44,732,881	29,516,742	136,593,356	101,462,682
Costs and expenses
Electrical construction	36,789,515	26,122,915	105,597,926	82,192,792
Real estate development	1,031,373	1,956	9,360,449	1,009,061
Selling, general and administrative	2,162,360	1,444,983	7,033,244	5,673,506
Depreciation and amortization	2,728,988	2,141,684	8,048,549	6,031,426
Gain on sale of property and equipment	(45,504)	(89,846)	(77,571)	(155,062)
Total costs and expenses	42,666,732	29,621,692	129,962,597	94,751,723
Total operating income (loss)	2,066,149	(104,950)	6,630,759	6,710,959
Other income (expense), net
Interest income	28,311	12,020	71,082	28,861
Interest expense, net of amount capitalized	(367,244)	(205,203)	(1,130,798)	(602,502)
Other income, net	27,199	23,128	91,736	60,495
Total other expense, net	(311,734)	(170,055)	(967,980)	(513,146)
Income before income taxes	1,754,415	(275,005)	5,662,779	6,197,813
Income tax provision	592,413	(81,851)	1,902,034	1,833,800
Net income (loss)	$1,162,002	$(193,154)	$3,760,745	$4,364,013
Net income (loss) per share of common stock — basic and diluted	$0.05	$(0.01)	$0.15	$0.17
Weighted average shares outstanding — basic and diluted	24,522,534	25,451,354	24,523,731	25,451,354

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$3,760,745	$4,364,013
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,048,549	6,031,426
Amortization of debt issuance costs	22,500	31,221
Deferred income taxes	1,685,510	988,787
Gain on sale of property and equipment	(77,571)	(155,062)
Other losses	2,572	2,319
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(932,038)	3,927,406
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,158,343)	(8,929,638)
Residential properties under construction	6,839,119	(4,392,107)
Income taxes receivable	(263,507)	(100,669)
Prepaid expenses and other assets	1,141,340	348,553
Land and land development costs	(304,998)	(763,139)
Accounts payable and accrued liabilities	1,878,771	4,554,308
Operating leases	(18,609)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(228,688)	163,144
Accrued remediation costs	(22,519)	(23,458)
Net cash provided by operating activities	20,372,833	6,047,104
Cash flows from investing activities
Proceeds from disposal of property and equipment	399,817	943,336
Purchases of property, buildings and equipment	(16,156,893)	(15,098,872)
Net cash used in investing activities	(15,757,076)	(14,155,536)
Cash flows from financing activities
Purchases of treasury stock	(161,285)	—
Proceeds from notes payable	15,500,000	13,275,451
Repayments on notes payable	(10,382,000)	(10,115,451)
Other long-term debt repayments	(297,599)	(79,960)
Debt issuance costs	(57,883)	(23,313)
Net cash provided by financing activities	4,601,233	3,056,727
Net increase (decrease) in cash, cash equivalents and restricted cash	9,216,990	(5,051,705)
Cash, cash equivalents and restricted cash at beginning of the period	11,402,353	18,631,784
Cash, cash equivalents and restricted cash at end of the period	$20,619,343	$13,580,079
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$1,107,666	$550,211
Income taxes paid, net	$480,031	$945,682
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$809,521	$2,801,106
Equipment funded by other long-term debt	$—	$325,040
Right-of-use asset obtained in exchange for operating lease obligations	$4,215,378	$—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended September 30, 2019
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of June 30, 2019	27,813,772	$2,781,377	$18,481,683	$44,219,934	$(3,440,104)	$62,042,890
Net income	—	—	—	1,162,002	—	1,162,002
Balance as of September 30, 2019	27,813,772	$2,781,377	$18,481,683	$45,381,936	$(3,440,104)	$63,204,892

Three Months Ended September 30, 2018
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of June 30, 2018	27,813,772	$2,781,377	$18,481,683	$41,150,607	$(1,308,187)	$61,105,480
Net loss	—	—	—	(193,154)	—	(193,154)
Balance as of September 30, 2018	27,813,772	$2,781,377	$18,481,683	$40,957,453	$(1,308,187)	$60,912,326

Nine Months Ended September 30, 2019
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2018	27,813,772	$2,781,377	$18,481,683	$41,621,191	$(3,278,819)	$59,605,432
Repurchase of stock					(161,285)	(161,285)
Net income	—	—	—	3,760,745	—	3,760,745
Balance as of September 30, 2019	27,813,772	$2,781,377	$18,481,683	$45,381,936	$(3,440,104)	$63,204,892

Nine Months Ended September 30, 2018
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2017	27,813,772	$2,781,377	$18,481,683	$36,593,440	$(1,308,187)	$56,548,313
Net income	—	—	—	4,364,013	—	4,364,013
Balance as of September 30, 2018	27,813,772	$2,781,377	$18,481,683	$40,957,453	$(1,308,187)	$60,912,326

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2019 and December 31, 2018, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers whom the Company considers creditworthy based on timely collection history and other considerations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accrued billings, restricted cash collateral deposited with insurance carriers, cash surrender value of life insurance policies, accounts payable and notes payable.

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company has determined the  carrying value of cash surrender value of life insurance is considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.

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

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land, land development costs or residential properties under construction carrying value for either of the three or nine months ended September 30, 2019 and 2018.

Restricted Cash

The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s previous workers’ compensation insurance policy, as described in note 10 Restricted Cash. On September 12, 2019, the Company was reimbursed the cash deposited and classified as restricted cash. Therefore, as of September 30, 2019 the Company no longer holds restricted cash reported under “Deferred charges and other assets” on its consolidated balance sheet.

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

Reclassifications

Certain amounts associated with deferred income tax assets allocated in each segment were reflected as of December 31, 2018 in the assets table within note 13 Business Segment Information and have been reclassified to conform to the total assets presentation as of September 30, 2019. This reclassification had no impact on the total assets reported as of December 31, 2018.

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

In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 of the current goodwill impairment test. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the recorded amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company is currently assessing the impact that adoption will have on its consolidated financial statements: however, the Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	September 30, 2019	December 31, 2018	$ Change
Contract assets (1)	$13,188,343	$12,030,000	$1,158,343
Contract liabilities (2)	(1,265,783)	(1,845,049)	579,266
Net contract assets	$11,922,560	$10,184,951	$1,737,609
______________________________________
(1) Contract assets are included under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.”

(2) Contract liabilities consist of the aggregate of amounts presented under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts” and any contract loss accruals included in “Accounts payable and accrued liabilities.”

The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the nine months ended September 30, 2019:

$ Change Nine Months Ended September 30, 2019
Cumulative adjustment due to changes in contract values (1)	$2,181,108
Cumulative adjustment due to changes in estimated costs at completion	(3,543,060)
Revenue recognized in the period	95,269,782
Amounts reclassified to receivables	(92,520,798)
Impairment of contract assets (2)	350,577
Total	$1,737,609
______________________________________

(1) Amount attributable to contract modifications accounted for on a cumulative catch-up basis where the customer has approved a change in the scope or price of the contract, where the modification is treated as part of the existing contract and where the remaining goods and services are not distinct.

(2) Adjustment amount due to changes in contract losses.

For the nine months ended September 30, 2019, $1.0 million of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2018.

Note 3 – Income Taxes

The following table presents the provision for income tax and the effective tax rates from continuing operations for the three and nine months ended September 30 as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax provision	$592,413	$(81,851)	$1,902,034	$1,833,800
Effective income tax rate	33.8%	(29.8)%	33.6%	29.6%

The Company’s expected tax rate for the year ending December 31, 2019, which was calculated based on the estimated annual operating results for the year, is 33.6%. The expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes.

The Company’s effective tax rate for the three months ended September 30, 2019 was 33.8% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. It is higher than our expected tax rate of 33.6% due to the adjustment of the prior year tax return to provision offset by a decrease of nondeductible expenses in relation to expected income from the prior quarter. The effective tax rate for the nine months ended September 30, 2019 was 33.6% and reflects the annual expected tax rate for 2019. The effective tax rates for the three and nine months ended September 30, 2018 were (29.8)% and 29.6%, respectively, which differed from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The increase in the 2019 expected tax rate when compared to 2018 is attributable to an increase in the 2019 estimated nondeductible expenses.

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

As of September 30, 2019, the Company’s deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by deferred tax assets, largely comprised of federal net operating loss carryovers, state bonus depreciation carryovers, accrued vacation, inventory adjustments, accrued remediation costs and accrued workers’ compensation claims. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2019 is approximately $8.6 million.

The Company has gross unrecognized tax benefits of $4,000 and $5,000 as of September 30, 2019 and December 31, 2018, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2015 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $0.5 million as of both September 30, 2019 and December 31, 2018. No change to the provision was required for either of the three or nine months ended September 30, 2019 or 2018.

The remaining balance of the accrued remediation costs as of September 30, 2019 mainly represents estimated future charges for EPA response costs, monitoring of the property, and legal costs. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 5 – Notes Payable and Other Long-Term Debt

Notes Payable

The following table presents the balances of notes payable as of the dates indicated:

				Interest Rates
Branch Banking and Trust Company	Maturity Date	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Working Capital Loan	November 28, 2020	$—	$5,000,000	—%	4.31%
$38.2 Million Equipment Loan	March 9, 2024	34,038,000	23,920,000	3.84%	4.31%
$ 4.5 Million Equipment Loan	March 7, 2024	—	—	—%	—%
Total notes payable		34,038,000	28,920,000
Less unamortized debt issuance costs		62,469	27,086
Total notes payable, net		33,975,531	28,892,914
Less current portion of notes payable, net		7,615,041	7,161,890
Notes payable net, less current portion		$26,360,490	$21,731,024

As of September 30, 2019, the Company, and the Company’s wholly owned subsidiaries Southeast Power Corporation (“Southeast Power”), Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated May 24, 2018 (the “2018 Master Loan Agreement”), with Branch Banking and Trust Company (the “Bank”). On March 7, 2019, the Company, the Debtors and the Bank entered into a First Amendment to the 2018 Master Loan Agreement (the “Amendment”). The Amendment reflects new loans and modifications of loans, which are governed by the 2018 Master Loan Agreement and which were also entered into on March 7, 2019.

As of September 30, 2019, the Company had a promissory note and a series of related ancillary agreements with the Bank, under the 2018 Master Loan Agreement and the Amendment, providing for a revolving line of credit loan for a maximum principal amount of $18.0 million (the “Working Capital Loan”). Borrowings under the Working Capital Loan were $0.0 and $5.0 million, as of September 30, 2019 and December 31, 2018, respectively.

As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $0.6 million as of both September 30, 2019 and December 31, 2018.

On March 7, 2019, the Company, the Debtors and the Bank entered into a modification of the $27.49 Million Equipment Loan, increasing it to a $38.2 million equipment loan (as increased, the “$38.2 Million Equipment Loan”) and a new $4.5 million equipment promissory note (the “$4.5 Million Equipment Loan”).

Borrowings of $22.7 million, outstanding as of March 7, 2019, plus accrued interest under the $27.49 Million Equipment Loan continue under the $38.2 Million Equipment Loan. The $15.5 million balance remaining on the $38.2 Million Equipment Loan was drawn by the Company on March 8, 2019 for equipment purchases that were made on or after August 1, 2018. Borrowings under the $38.2 Million Equipment Loan were $34.0 million as of September 30, 2019 and borrowings under the $27.49 Million Equipment Loan (as predecessor to the $38.2 Million Equipment Loan) were $23.9 million as of December 31, 2018.

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

Under the documentation related to the $4.5 Million Equipment Loan, borrowings will be made only for the purchase of equipment currently held by the Company under master lease agreements and will not exceed the cost of the lease buy-out. Interest only payments on any amounts drawn commenced on April 7, 2019, and will continue monthly through and including the payment due on March 7, 2020. Thereafter, principal payments on any amounts drawn of $93,750 plus accrued interest will commence on April 7, 2020, and continue monthly thereafter until and including the payment due on March 7, 2024. As of September 30, 2019, there were no borrowings under the $4.5 Million Equipment Loan.

As of September 30, 2019, all loan agreements between the Debtors and the Bank, under the 2018 Master Loan Agreement and the Amendment, are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.

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

Other Long-Term Debt

As of December 31, 2018, the Company had an equipment purchase loan agreement, maturing on June 14, 2021 for a specialty piece of equipment to be used in the Company’s electrical construction operations in the amount of $405,000 plus interest and sales tax. The agreement required monthly payments of $10,687 plus interest at a 5.85% fixed rate. On August 29, 2019, the Company paid the loan in full prior to its maturity.

Note 6 – Commitments and Contingencies

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2019, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $47.1 million.

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

As of September 30, 2019 and 2018, the Company had no common stock equivalents. For both the three and nine months ended September 30, 2019 the computation of the weighted average number of common stock shares outstanding excludes 3,291,238 shares of Treasury Stock. For both the three and nine months ended September 30, 2018, the computation of the weighted average number of common stock shares outstanding excludes 2,362,418 shares of Treasury Stock.

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

The following table disaggregates the Company’s revenue for the three and nine months ended September 30 as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Electrical construction operations (1)
Southeast	$17,127,019	$13,893,392	$51,956,218	$41,718,479
mid-Atlantic	11,897,347	10,412,435	41,366,308	30,273,368
Texas-Southwest	13,038,099	3,124,521	28,461,784	23,614,488
Other electrical construction (2)	1,119,732	2,084,617	1,989,573	4,236,316
Total	43,182,197	29,514,965	123,773,883	99,842,651
Real estate development operations	1,550,684	1,777	12,819,473	1,620,031
Total revenue	$44,732,881	$29,516,742	$136,593,356	$101,462,682
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of September 30, 2019 was $48.3 million. Of this total, $43.9 million is expected to be satisfied within the next twelve months and the remaining balance of $4.4 million is expected to be satisfied thereafter.

Note 9 – Customer Concentration

For the nine months ended September 30, 2019 and 2018, the three largest customers accounted for 54.6% and 61.4%, respectively, of the Company’s total revenue. For the three months ended September 30, 2019 and 2018, the three largest customers accounted for 56.7% and 60.1%, respectively, of the Company’s total revenue.

Note 10 – Restricted Cash

Restricted cash, reported under “Deferred charges and other assets” on the Company’s consolidated balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s previous workers’ compensation insurance policy. On September 12, 2019 the Company was reimbursed the cash deposited and classified as restricted cash. Therefore, as of September 30, 2019, the Company holds no restricted cash on its consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows as of the dates indicated:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$20,619,343	$11,376,373
Restricted cash	—	25,980
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$20,619,343	$11,402,353

Note 11 – Goodwill and Other Intangible Assets

The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

	September 30, 2019				December 31, 2018
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407
Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(245,335)	$394,665	$640,000	$(213,334)	$426,666
Customer relationships	20	350,000	(100,625)	249,375	350,000	(87,500)	262,500
Non-competition agreement	5	10,000	(10,000)	—	10,000	(10,000)	—
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(369,760)	$644,040	$1,013,800	$(324,634)	$689,166

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

From time to time, the Company enters into leases primarily for the electrical construction operation’s equipment needs and to a lesser extent office facilities. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of equipment rather than purchasing them. The Company’s leases have remaining terms ranging from months to seven years, some of which may include options to extend the lease term. Currently, all of the Company’s leases contain fixed payment terms. Additionally, all of our month-to-month leases are cancelable by the Company, at any time and are not included in our right-of-use asset or liability. At September 30, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company has concluded that it is not reasonably certain that such options will be exercised as the Company does not have a compelling economic reason at lease commencement to exercise the option. However, the Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Financing Leases

The Company currently does not have any leases that are classified as financing leases under ASC 842 Leases.

Operating Right-of-Use Leases

Operating right-of-use leases are reported under “Operating right-of-use assets,” on the Company’s consolidated balance sheet. The current portion operating lease liabilities are reported under “Current portion of operating lease liability” and the non-current portion is reported under “Other accrued liabilities,” respectively on the Company’s consolidated balance sheet. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate, by estimating the Company’s incremental borrowing rate, at the lease commencement date. The majority of the operating right-of-use leases are for equipment used in the electrical construction operations. The incremental borrowing rate used for these leases is based on the interest rate of the outstanding notes payable at the date of lease execution, which reflects the rate the Company would incur to finance the equipment. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following table presents a summary of the Company’s lease assets and lease liabilities as of September 30, 2019:

	Classification	September 30, 2019
Lease Assets
Operating lease assets	Operating lease right-of-use assets	$5,831,810

Lease Liabilities
Current operating lease liabilities	Current portion of operating lease liability	$2,158,058
Non-current operating lease liabilities	Other accrued liabilities	3,655,143
Total lease liabilities		$5,813,201

The total weighted-average incremental borrowing rate and remaining lease term for the Company’s operating leases was 4.22% and 5.10 years, respectively, as of September 30, 2019. Operating lease costs for the three and nine months ended September 30, 2019 were $0.9 million and $2.9 million, respectively and approximate the cash payments for these periods.

The following table presents the Company’s maturity analysis of its operating lease liabilities as of September 30, 2019:

September 30, 2019
2019	$889,139
2020	1,567,777
2021	765,332
2022	753,204
2023 and beyond	2,503,806
Total lease payments	$6,479,258
Less: interest	(666,057)
Present value of lease liabilities	$5,813,201

The following table provides the future minimum lease payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

December 31, 2018
2019	$3,613,980
2020	910,778
2021	88,469
2022 and beyond	114,466
Total minimum operating lease payments	$4,727,693

Note 13 – Business Segment Information

Segment

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any inter-segment sales have been eliminated. Certain amounts associated with deferred income tax assets allocated in each segment were reflected as of December 31, 2018 in the assets table and have been reclassified to conform to the total assets presentation as of September 30, 2019. This reclassification had no impact on the total assets reported as of December 31, 2018.

The following table sets forth certain segment information for the three and nine months ended September 30 as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Continuing Operations
Revenue
Electrical construction	43,182,197	29,514,965	123,773,883	99,842,651
Real estate development	1,550,684	1,777	12,819,473	1,620,031
Total revenue	$44,732,881	$29,516,742	$136,593,356	$101,462,682
Operating expenses
Electrical construction	39,962,922	28,642,203	115,051,543	89,363,095
Real estate development	1,389,541	192,592	10,840,667	1,703,085
Corporate	1,314,269	786,897	4,070,387	3,685,543
Total operating expenses	$42,666,732	$29,621,692	$129,962,597	$94,751,723
Operating income (loss)
Electrical construction	3,219,275	872,762	8,722,340	10,479,556
Real estate development	161,143	(190,815)	1,978,806	(83,054)
Corporate	(1,314,269)	(786,897)	(4,070,387)	(3,685,543)
Total operating income (loss)	$2,066,149	$(104,950)	$6,630,759	$6,710,959
Other (expenses) income, net
Electrical construction	(349,269)	(171,967)	(1,065,917)	(509,261)
Real estate development	—	(19,927)	(5,499)	(58,899)
Corporate	37,535	21,839	103,436	55,014
Total other expenses, net	$(311,734)	$(170,055)	$(967,980)	$(513,146)
Net income (loss) before taxes
Electrical construction	2,870,006	700,795	7,656,423	9,970,295
Real estate development	161,143	(210,742)	1,973,307	(141,953)
Corporate	(1,276,734)	(765,058)	(3,966,951)	(3,630,529)
Total net income (loss) before taxes	$1,754,415	$(275,005)	$5,662,779	$6,197,813
Capital Expenditures
Electrical construction	1,779,984	7,409,557	15,218,970	14,918,054
Real estate development	—	1,499	59,048	43,059
Corporate	41,137	110,726	878,875	137,759
Total	$1,821,121	$7,521,782	$16,156,893	$15,098,872
Depreciation and Amortization
Electrical construction	2,695,012	2,110,792	7,955,556	5,941,797
Real estate development	6,926	6,170	18,690	15,487
Corporate	27,050	24,722	74,303	74,142
Total	$2,728,988	$2,141,684	$8,048,549	$6,031,426

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

The following table sets forth assets by segment as of the dates indicated:

Assets	September 30, 2019	December 31, 2018
Electrical construction	108,852,454	93,625,017
Real estate development	6,643,057	14,557,323
Corporate	12,839,867	4,366,135
Total	$128,335,378	$112,548,475

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a provider of electrical construction services, primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. To a lesser extent we are a developer of real estate residential properties on the east coast of Central Florida. We report our results under two reportable segments, electrical construction and real estate development. For the nine months ended September 30, 2019, our total consolidated revenue was $136.6 million, a 34.6% increase from $101.5 million in the same period in 2018.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the nine months ended September 30, 2019 and 2018, three of our customers accounted for approximately 54.6% and 61.4% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $0.3 million as of September 30, 2019 and $0.7 million as of December 31, 2018. The accrued contract losses as of September 30, 2019, resulted from weather and project productivity issues. The accrued contract losses as of December 31, 2018 are mainly attributable to transmission projects experiencing unexpected construction issues.

The following table disaggregates our revenue for the three and nine months ended September 30 as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Electrical construction operations (1)
Southeast	$17,127,019	$13,893,392	$51,956,218	$41,718,479
mid-Atlantic	11,897,347	10,412,435	41,366,308	30,273,368
Texas-Southwest	13,038,099	3,124,521	28,461,784	23,614,488
Other electrical construction (2)	1,119,732	2,084,617	1,989,573	4,236,316
Total	43,182,197	29,514,965	123,773,883	99,842,651
Real estate development operations	1,550,684	1,777	12,819,473	1,620,031
Total revenue	$44,732,881	$29,516,742	$136,593,356	$101,462,682
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of September 30, 2019 was $48.3 million. Of this total, $43.9 million is expected to be satisfied within the next twelve months and the remaining balance of $4.4 million is expected to be satisfied thereafter.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

The following table presents our operating income (loss) from continuing operations for the nine months ended September 30, 2019 and 2018:

	2019	2018
Electrical construction
Revenue	$123,773,883	$99,842,651
Operating expenses
Costs of goods sold	105,597,926	82,192,792
Selling, general and administrative	1,544,821	1,384,403
Depreciation and amortization	7,955,556	5,941,797
Gain on sale of property and equipment	(46,760)	(155,897)
Total costs and expenses	115,051,543	89,363,095
Operating income	$8,722,340	$10,479,556

Real estate development
Revenue	$12,819,473	$1,620,031
Operating expenses
Costs of goods sold	9,360,449	1,009,061
Selling, general and administrative	1,478,627	678,434
Depreciation and amortization	18,690	15,487
(Gain) loss on sale of property and equipment	(17,099)	103
Total costs and expenses	10,840,667	1,703,085
Operating income (loss)	$1,978,806	$(83,054)

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the nine months ended September 30, 2019 was $136.6 million, an increase of $35.1 million, or 34.6%, from $101.5 million for the same period in 2018.

Electrical construction operations revenue was $123.8 million, an increase of $23.9 million, or 24.0%, from $99.8 million for the same period in 2018. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the mid-Atlantic and Southeast regions of $11.1 million and $10.1 million, respectively. These increases were primarily due to continued growth in master service agreement (“MSA”) including service line expansion and to a lesser extent non-MSA customer project activity for the nine months ended September 30, 2019, compared to the same period in 2018. Also contributing to the increase in revenue was an increase in the Texas-Southwest region of $4.8 million, attributable to a combination of service line expansion and an increase in transmission projects volume. These increases were partially offset by decreases in Other electrical construction revenue of $2.1 million.

Revenue from real estate development operations increased to $12.8 million for the nine months ended September 30, 2019 from $1.6 million in the same period in 2018, due to the increase in the number of units sold and the timing of completion of units available for sale.

Backlog

Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.

The following table presents our total backlog as of September 30, 2019 and 2018 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs include two renewals each for a one-year period from one customer, representing $44.0 million, or 32.7% of our total estimated MSA backlog as of September 30, 2019.

	Backlog as of September 30, 2019		Backlog as of September 30, 2018
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$48,420,612	$52,865,820	$39,432,143	$39,432,143
Estimated MSAs	47,628,669	134,645,726	59,794,265	141,127,400
Total	$96,049,281	$187,511,546	$99,226,408	$180,559,543
______________________________________
(1) Amount includes firm contract awards under MSA agreements.

Our total backlog as of September 30, 2019 increased $7.0 million, or 3.9% to $187.5 million, compared to $180.6 million as of September 30, 2018. The increase in total backlog is due to the increase in project specific firm contracts, primarily attributable to increases in firm MSA projects.

Our 12-month backlog as of September 30, 2019 decreased 3.2% to $96.0 million, compared to $99.2 million as of September 30, 2018, mainly due to MSA backlog runoff partially offset by the award of new MSAs.

Backlog is estimated at a point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates.

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

As of September 30, 2019 and 2018, estimated MSAs accounted for approximately 71.8% and 78.2% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and we believe would provide improved operating efficiencies.

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

Reconciliation of Backlog to our Remaining Unsatisfied Performance Obligation

The following table presents a reconciliation of our total backlog as of September 30, 2019 to our remaining unsatisfied performance obligation as defined under U.S. generally accepted accounting principles:

September 30, 2019
Total backlog	$187,511,546
Estimated MSAs	(134,645,726)
Estimated firm (1)	(4,525,506)
Total unsatisfied performance obligation	$48,340,314
______________________________________
(1) Represents estimated backlog contract value as of September 30, 2019, on projects awarded.

The amount of backlog differs from the amount of our remaining unsatisfied performance obligations partially satisfied as of September 30, 2019 and as described in note 8 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.

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

Operating Results

Total operating income for the nine months ended September 30, 2019 was $6.6 million, a decrease of $0.1 million, or 1.2%, from $6.7 million for the same period in 2018. This decrease was primarily attributable to higher depreciation and SG&A expenses, partially offset by higher real estate development and electrical construction gross profit.

Gross margin on electrical construction operations for the nine months ended September 30, 2019 declined to 14.7%, from 17.7% for the same period in 2018. The decrease in gross margin was primarily attributable to project losses in our Texas-Southwest operations, resulting from weather and project productivity issues, as well as start-up costs related to service line expansion in the Texas-Southwest region. Also contributing to the decrease in gross margin were non-productive crew expenses, which resulted in an under absorption of our fixed costs in our Texas-Southwest region. These decreases were partially offset by margin improvement in our Southeast operations, for the three months ended September 30, 2019 and expansion efforts in the mid-Atlantic operations.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the nine months ended September 30, 2019 decreased to 27.0%, from 37.7% for the same period in 2018. This decrease was due to the amount and type of units sold in the nine months ended September 30, 2019 when compared to the same period in 2018.

Such gross margin represents real estate revenue less real estate costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the nine months ended September 30, 2019 and 2018:

	2019	2018
Net income (GAAP as reported)	$3,760,745	$4,364,013
Interest expense, net of amount capitalized	1,130,798	602,502
Provision for income taxes	1,902,034	1,833,800
Depreciation and amortization (1)	8,048,549	6,031,426
EBITDA	$14,842,126	$12,831,741
______________________________________
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

Costs and Expenses

Total costs and expenses increased by $35.2 million to $130.0 million for the nine months ended September 30, 2019, from $94.8 million for the same period in 2018, commensurate with the higher level of both electrical construction and real estate development operations, as well as increases in depreciation and selling, general and administrative expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2019 and 2018:

	2019	2018
Electrical construction operations	$1,544,821	$1,384,403
Real estate development	1,478,627	678,434
Corporate	4,009,796	3,610,669
Total	$7,033,244	$5,673,506

SG&A expenses increased 24.0% to $7.0 million for the nine months ended September 30, 2019, from $5.7 million for the same period in 2018. This increase was mainly attributable to increases in real estate development selling expenses, including bonuses and corporate executive bonuses. The increase in the corporate executive bonuses was due to a partial bonus waiver in executive compensation for 2018, compared to no such bonus waiver made for the nine months ended September 30, 2019. As a percentage of revenue, SG&A expenses decreased to 5.1% for 2019, from 5.6% for the same period in 2018, due primarily to the aforementioned increase in revenue.

The following table sets forth depreciation and amortization expense for the nine months ended September 30, 2019 and 2018:

	2019	2018
Electrical construction operations	$7,955,556	$5,941,797
Real estate development	18,690	15,487
Corporate	74,303	74,142
Total	$8,048,549	$6,031,426

Depreciation and amortization expense, which includes $0.05 million of amortization expense for intangibles, increased $2.0 million, or 33.4%, to $8.0 million for the nine months ended September 30, 2019, from $6.0 million for the nine months ended September 30, 2018, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30, 2019 and 2018:

	2019	2018
Income tax provision	$1,902,034	$1,833,800
Effective income tax rate	33.6%	29.6%

Our expected tax rate for the year ending December 31, 2019, which was calculated based on the estimated annual operating results for the year, is 33.6%. Our expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes.

Our effective tax rate for the nine months ended September 30, 2019 was 33.6% and reflects the annual expected tax rate for 2019. Our effective tax rate for the nine months ended September 30, 2018 was 29.6% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The increase in our 2019 expected tax rate when compared to 2018 is attributable to an increase in the 2019 estimated nondeductible expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

The following table presents our operating income (loss) from continuing operations for the three months ended September 30, 2019 and 2018 :

	2019	2018
Electrical construction
Revenue	$43,182,197	$29,514,965
Operating expenses
Costs of goods sold	36,789,515	26,122,915
Selling, general and administrative	523,899	498,445
Depreciation and amortization	2,695,012	2,110,792
Gain on sale of property and equipment	(45,504)	(89,949)
Total costs and expenses	39,962,922	28,642,203
Operating income	$3,219,275	$872,762

Real estate development
Revenue	$1,550,684	$1,777
Operating expenses
Costs of goods sold	1,031,373	1,956
Selling, general and administrative	351,242	184,363
Depreciation and amortization	6,926	6,170
Loss on sale of property and equipment	—	103
Total costs and expenses	1,389,541	192,592
Operating income (loss)	$161,143	$(190,815)

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the three months ended September 30, 2019 was $44.7 million, an increase of $15.2 million, or 51.6%, from $29.5 million for the same period in 2018.

Electrical construction operations revenue was $43.2 million, an increase of $13.7 million, or 46.3%, from $29.5 million for the same period in 2018. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the Texas-Southwest region of $9.9 million, Southeast region of $3.2 million and the mid-Atlantic region of $1.5 million. The increase in the Texas-Southwest region was primarily due to an increase in transmission projects volume, service line expansion and MSA customer project activity for the three months ended September 30, 2019, compared to the same period in 2018. The increase in the Southeast region was due to an increase in both MSA and non-MSA project activity. The increase in the mid-Atlantic region is mainly due to service line expansion.

Revenue from real estate development operations increased to $1.6 million for the three months ended September 30, 2019 from $2,000 in the same period in 2018, due to the increase in the number of units sold and the timing of completion of units available for sale.

Operating Results

Total operating income for the three months ended September 30, 2019 was $2.1 million, an increase of $2.2 million, from an operating loss of $0.1 million for the same period in 2018. This increase was primarily attributable to higher electrical construction and real estate development gross profit, partially offset by higher SG&A and depreciation expenses.

Gross margin on electrical construction operations for the three months ended September 30, 2019 grew to 14.8%, from 11.5% for the same period in 2018. The increase in gross margin was primarily attributable to the increase in revenue in the Texas-Southwest and Southeast operations. The increase in revenue provided improved coverage of fixed costs for the three months ended September 30, 2019.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the three months ended September 30, 2019 increased to 33.5%, from (10.1)% for the same period in 2018. This increase was due to the amount and type of units sold in the three months ended September 30, 2019 when compared to the same period in 2018.

Such gross margin represents real estate revenue less real estate costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income (loss) to EBITDA (a non-GAAP financial measure) for the three months ended September 30, 2019 and 2018:

	2019	2018
Net income (loss) (GAAP as reported)	$1,162,002	$(193,154)
Interest expense, net of amount capitalized	367,244	205,203
Provision for income taxes	592,413	(81,851)
Depreciation and amortization (1)	2,728,988	2,141,684
EBITDA	$4,850,647	$2,071,882
______________________________________
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

Costs and Expenses

Total costs and expenses increased by $13.0 million to $42.7 million for the three months ended September 30, 2019, from $29.6 million for the same period in 2018, commensurate with the higher level of electrical construction operations, as well as increases in depreciation and selling, general and administrative expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2019 and 2018:

	2019	2018
Electrical construction operations	$523,899	$498,445
Real estate development	351,242	184,363
Corporate	1,287,219	762,175
Total	$2,162,360	$1,444,983

SG&A expenses increased 49.6% to $2.2 million for the three months ended September 30, 2019, from $1.4 million for the same period in 2018. This increase was mainly attributable to increases in corporate executive bonuses and selling expenses in our real estate development operations. The increase in the corporate executive bonuses was due to a partial bonus waiver in executive compensation for 2018, compared to no such bonus waiver made for the three months ended September 30, 2019. As a percentage of revenue, SG&A expenses decreased to 4.8% for 2019, from 4.9% for the same period in 2018, due primarily to the aforementioned increase in revenue.

The following table sets forth depreciation and amortization expense for the three months ended September 30, 2019 and 2018:

	2019	2018
Electrical construction operations	$2,695,012	$2,110,792
Real estate development	6,926	6,170
Corporate	27,050	24,722
Total	$2,728,988	$2,141,684

Depreciation and amortization expense, which includes $0.02 million of amortization expense for intangibles, increased $0.6 million, or 27.4%, to $2.7 million for the three months ended September 30, 2019, from $2.1 million for the three months ended September 30, 2018, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30, 2019 and 2018:

	2019	2018
Income tax provision	$592,413	$(81,851)
Effective income tax rate	33.8%	(29.8)%

Our effective tax rate for the three months ended September 30, 2019 was 33.8% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. It is higher than our expected tax rate of 33.6% due to the adjustment of the prior year tax return to provision offset by a decrease of nondeductible expenses in relation to expected income from the prior quarter. Our effective tax rate for the three months ended September 30, 2018 was (29.8)% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of September 30, 2019, we had cash and cash equivalents of $20.6 million and working capital of $34.2 million, as compared to cash and cash equivalents of $11.4 million, and working capital of $33.1 million as of December 31, 2018.

In addition to cash flow from operations, we have an $18.0 million revolving line of credit, of which $17.4 million was available for borrowing as of September 30, 2019. This revolving line of credit is used as a Working Capital Loan, as discussed in note 5 to the consolidated financial statements. As a credit guarantor to the Bank, we are contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $0.6 million as of both September 30, 2019 and December 31, 2018 and is deducted from the amount available for borrowing under the Working Capital Loan.

We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis

The following table presents our net cash flows for each of the nine months ended September 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$20,372,833	$6,047,104
Net cash used in investing activities	(15,757,076)	(14,155,536)
Net cash provided by financing activities	4,601,233	3,056,727
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,216,990	$(5,051,705)

Operating Activities

Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.

Cash provided by our operating activities totaled $20.4 million for the nine months ended September 30, 2019, compared to cash provided by operating activities of $6.0 million for the same period in 2018. The increase in cash flows from operating activities was approximately $14.3 million and was mainly due to the changes in our residential properties under construction of $11.2 million and the changes in our costs and estimated earnings in excess of billings on uncompleted contracts of $7.8 million, partially offset by the changes in our accounts receivable and accrued billings of $4.9 million. Operating cash flows normally fluctuate relative to the needs of our electrical construction and real estate development projects.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019, was $15.8 million, compared to cash used in investing activities of $14.2 million for the same period in 2018. The increase in cash used in our investing activities for the nine months ended September 30, 2019, when compared to 2018, is primarily attributable to capital expenditures of $16.2 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital spending for 2019 is expected to total approximately $18.9 million, of which $2.5 million were for assets placed in service in 2018 but not paid until 2019. The majority of our capital budget is for continued expansion and upgrading of our fleet, conversion of leases and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019, was $4.6 million, compared to cash provided by financing activities of $3.1 million for the same period in 2018. Our financing activities for the current period consisted of borrowings of $15.5 million and repayments of $5.4 million on our $38.2 Million Equipment Loan, repayments of $5.0 million (as these loans are defined in note 5 to the consolidated financial statements) and repayments of $0.30 million on our other long-term debt, as well as debt issuance costs of $58 thousand. Our financing activities for the nine months ended September 30, 2019, also included the repurchase of 67,709 shares of common stock totaling $0.2 million. Our financing activities for the nine months ended September 30, 2018 consisted of repayments of $4.6 million on our $27.49 Million Equipment Loan and repayments of $2.8 million each on both our previous Working Capital Loan and the current Working Capital Loan (as defined in note 5 to the consolidated financial statements) and repayments of $80 thousand on our other long-term debt. In addition, during the nine months ended September 30, 2018 there were borrowings of $10.5 million on our $27.49 Million Equipment Loan (currently our $38.2 Million Equipment Loan, as defined in note 5 to the consolidated financial statements) and borrowings of $2.8 million for the new Working Capital Loan which replaced the previous Working Capital Loan.

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

For the quarters ended September 30, 2019 and 2018, our DSO for accounts receivable and accrued billings were 49 and 55, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 28 and 47, respectively. The decrease in our DSO for costs and estimated earnings in excess of billings and the decrease in our DSO for accounts receivable for the quarter ended September 30, 2019, when compared to the same quarterly period in 2018, was mainly due to the timing of project billings and cash collections. As of November 5, 2019, we have received approximately 87.1% of our September 30, 2019 outstanding trade accounts receivable and have billed 73.9% of our costs and estimated earnings in excess of billings balance.

Income Taxes Paid

Income tax payments were $0.5 million for the nine months ended September 30, 2019 of which $0.4 million is for the 2019 estimated tax liability and the remaining $0.1 million for the 2018 income tax liability. Tax payments for the nine months ended September 30, 2018 were $0.9 million, which included approximately $0.03 million for the 2017 income tax liability and the remainder for the estimated 2018 income tax liability.

Debt Covenants

Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $2.0 million in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long-term debt), interest expense and rental expense. We were in compliance with all of our covenants as of September 30, 2019.

The following are computations of these most significant financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	September 30, 2019
Tangible net worth minimum	$20,000,000	$62,459,445
Outside debt not to exceed	$2,000,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.50 : 1.00	1.04 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.30 : 1.00	1.94 : 1.00

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of September 30, 2019, at the reasonable assurance level.

Changes in internal control

Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 6, 2019		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)