Form 10-K
period 2019-12-31
GOLDFIELD CORP
filed 2020-03-11
CIK 42316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $51.2 million as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the price at which such common equity was last sold on such date.

The number of shares of the registrant’s common stock outstanding as of March 6, 2020 was 24,522,534.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Goldfield Corporation’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Form 10-K Report are incorporated by reference into Part III of this report.

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

Item 1.	Business.

General

The Goldfield Corporation, incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968, is engaged in both the construction of electrical infrastructure for the utility industry and industrial customers and to a lesser extent real estate development. Real estate development represented 7.1% of our total revenue in 2019. The principal market for the electrical construction operation is primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. The primary focus of the real estate operations is on the development of residential properties on the east coast of Central Florida. Unless the context otherwise requires, the terms “Goldfield,” the “Company,” “we,” “our” and “us” as used herein mean The Goldfield Corporation and its consolidated subsidiaries.

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

Financial Information About Geographic Areas

During the years ended December 31, 2019 and 2018, our operations were exclusively in the United States.

Employees

As of March 1, 2020, we had a total of 536 employees, which included 529 full-time and seven part-time employees. These employees included 94 unionized employees at our subsidiary, C and C Power Line, Inc. (“C&C”). The total number of employees includes 467 hourly-rate employees. The number of hourly-rate employees fluctuates depending upon the number and size of projects under construction at any particular time. We believe that our relationship with our employees is good.

Electrical Construction Operations

Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”), C&C and Precision Foundations, Inc. (“PFI”) we are engaged in the construction of electrical infrastructure for the utility industry and industrial customers. Southeast Power, C&C and PFI operate under PCA, headquartered in Port Orange, Florida. Southeast Power is headquartered in Titusville, Florida, and has additional facilities in Bastrop and Cresson, Texas, Lancaster, Kentucky and Spartanburg, South Carolina. C&C, headquartered in Jacksonville, Florida, is a full-service electrical contractor that provides similar services as Southeast Power with a unionized work force. PFI, headquartered in Port Orange, Florida, constructs drilled pier foundations and installs concrete poles, direct embeds and vibratory casings.

Our electrical construction business includes the construction of transmission lines, distribution systems, substations, drilled pier foundations and other electrical services.

Representative customers include:

Santee Cooper (South Carolina Public Service Authority)	JEA (Jacksonville Electric Authority)
Florida Power & Light Company	Duke Energy Corporation
CPS Energy	Orlando Utilities Commission
Aubrey Silvey Enterprises, Inc.	AEP Texas
Oncor Electric Delivery Company LLC	Dominion Energy

Historically, a significant portion of our revenue has come from several different customers each year. Our largest customers may change from year to year. For the year ended December 31, 2019, our top three customers accounted for approximately 54.1% of our consolidated revenue. Since the contribution of a customer may vary from year to year, we cannot predict the future effect of the loss of any given customer.

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

In certain circumstances, we are required to provide performance and payment bonds issued by a surety to secure our contractual commitments. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand the surety to make payments or provide services under the bond. No bond issued for us has ever been called by a customer. Under current circumstances we believe that we will not need to fund any claims written by our surety in the foreseeable future. At present, we have adequate bonding availability for our operations. As of December 31, 2019, outstanding performance bonds issued on behalf of our electrical construction subsidiaries amounted to $47.9 million.

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

The following table presents our total backlog as of December 31, 2019 and 2018 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs include two renewals each for a one-year period from one customer representing $44.4 million (22.4%) of our total estimated MSA backlog as of December 31, 2019.

	Backlog as of December 31, 2019		Backlog as of December 31, 2018
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$58,940,375	$78,355,556	$44,373,384	$44,373,384
Estimated MSAs	83,132,616	198,035,808	57,464,231	170,097,919
Total	$142,072,991	$276,391,364	$101,837,615	$214,471,303
______________________________________
(1) Amount includes firm contract awards under MSA agreements.

Our total backlog as of December 31, 2019, increased $61.9 million, or 28.9%, to $276.4 million, compared to $214.5 million as of December 31, 2018. The increase in total backlog is primarily due to the increase in project-specific firm contracts, primarily attributable to increases in firm MSA projects.

Our 12-month backlog as of December 31, 2019, increased $40.2 million, or 39.5%, to $142.1 million compared to $101.8 million in 2018, mainly due to the award of a new MSA and a large project awarded under an existing MSA, partially offset by MSA run-off on an existing MSA which was re-awarded subsequent to December 31, 2019.

Of our total backlog as of December 31, 2019, we expect approximately $142.1 million, or 51.4%, to be completed during 2020.

Backlog is estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. Our electrical construction revenue in 2019 exceeded our 12-month backlog as of December 31, 2018 by 64.8%.

Subsequent to December 31, 2019, we were awarded multiple new MSAs with existing customers. We estimate approximately $242.0 million in additional backlog, increasing our total estimated backlog to $518.0 million. Approximately $31.5 million of the backlog awarded subsequent to December 31, 2019 is estimated to be completed in 2020.

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

As of December 31, 2019 and 2018, estimated MSAs (other than project-specific firm contracts under MSAs) accounted for approximately 71.7% and 79.3% of total backlog, respectively. We plan to continue our efforts to grow MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.

Backlog is not a term recognized under U.S. generally accepted accounting principles (“GAAP”), but is a common measurement used in our industry. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by other companies. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of the year may not be indicative of the revenue we expect to earn in the following year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog.

Reconciliation of Backlog to our Remaining Unsatisfied Performance Obligation

The following table presents a reconciliation of our total backlog as of December 31, 2019 to our remaining unsatisfied performance obligation as defined under GAAP:

December 31, 2019
Total backlog	$276,391,364
Estimated MSAs	(198,035,808)
Estimated firm (1)	(9,814,819)
Total unsatisfied performance obligation	$68,540,737
______________________________________
(1) Represents estimated backlog contract value as of December 31, 2019, on projects awarded.

The amount of total backlog differs from the amount of our remaining unsatisfied performance obligation as of December 31, 2019 and as described in note 14 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.

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

Properties

The Company and its subsidiaries operate with owned or leased offices and facilities located in Florida, South Carolina, Kentucky and Texas. Individually, none of the properties are financially significant to the Company. We believe that such properties are currently in good condition and properly maintained. The Company leases its principal office space as well as other office spaces as principal offices for our subsidiaries PCA, PFI, SEP and C&C. See note 15 to the consolidated financial statements for additional detail on leases.

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

We acquire land for development only after feasibility and environmental testing has been performed. Architectural, engineering, structural and other plans for the projects are outsourced. In an effort to limit risk on condominium projects, our policy is to obtain a substantial number of contracts for purchase prior to commencing construction, backed by customers’ non-refundable earnest money deposits which are generally 20% of the purchase price. We do not offer financing arrangements to purchasers of our homes. As of December 31, 2019, we had four projects with a total of nine units under construction in Brevard County, Florida. Three projects consist of one single family home each, of which two homes were under contract at December 31, 2019. The fourth project consists of a six-unit townhome complex with three and four-bedroom townhome units, of which none were under contract at December 31, 2019. The four projects are expected to be completed during 2020.

As of December 31, 2019, we owned seven vacant parcels of land which are for future projects.

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

Our electrical construction customer base is highly concentrated. For the year ended December 31, 2019, our top three customers accounted for approximately 54.1% of our consolidated revenue, as discussed in note 11 to our consolidated financial statements herein. Our revenue could materially decline if one or more of our significant customers terminated our business relationship. Revenue under our contracts with significant customers may vary substantially from period-to-period. Reduced demand for our services or the loss of one or more of these customers, if not replaced by other business, would result in a decrease in revenue and profits, and could have a material impact on our results of operations.

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

We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers mainly include electric utilities. As of December 31, 2019, we had net accounts receivable of $23.9 million and costs and estimated earnings in excess of billings of $9.3 million. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. The failure or delay in payment by our customers may reduce our cash flows and adversely impact our liquidity and profitability.

Amounts included in our backlog may not result in revenue or translate into profits.

Backlog for our electrical construction operations as of December 31, 2019 was $276.4 million, which represents the estimated amount of revenue that we expect to realize from work to be performed on uncompleted contracts, including new contractual agreements on which work has not begun. Of the total backlog, $198.0 million is attributable to MSAs (other than project-specific firm contracts under MSAs). We determine the estimated amount of backlog for work under MSAs by using recurring historical trends in current MSAs and projected customer needs based upon ongoing communications with the customer. These service agreements do not require our customers to award a minimum amount of contracts and are cancelable on short notice. To the extent that our customers cancel their contracts with us or reduce their requirements during a particular period for any reason, we will not realize revenue or profit from the associated backlog. Furthermore, contracts included in our backlog may not be profitable. We may experience variances in the realization of backlog revenue because of project delays or cancellations, external market factors and economic factors beyond our control. Even if we realize all of the revenue from the projects in our backlog, there is no guarantee of profit from the projects awarded under MSAs. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of the year may not be indicative of the revenue we expect to earn in the following year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog and should we receive less revenue than expected, our results of operations and financial condition may be adversely affected. For further discussion on how we calculate backlog for our business, please refer to the information set forth in “Item 1. Business” under the caption “Backlog.”

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

Compliance with environmental laws and regulations may be costly.

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

Our operating results may vary significantly from period-to-period.

Our periodic results may be materially and adversely affected by:

•	the timing and volume of work under contract;
•	changes in national, regional, local and general economic conditions;
•	the budgetary spending patterns of customers;

•	variations in margins of projects performed during any particular quarter;
•	a change in the demand for our services;
•	increased costs of performance of our services caused by severe weather conditions;
•	increases in design and construction costs that we are unable to pass through to our customers;
•	the termination of existing agreements;
•	losses experienced in our operations that are not covered by insurance;
•	a change in the mix of our customers, contracts and business;
•	availability of qualified labor hired for specific projects;
•	changes in bonding requirements applicable to existing and new agreements; and
•	other factors such as terrorism, military action and public health crisis (including the outbreak of the recent coronavirus).

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

As a real estate developer, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims, which can include bodily injury claims and mold-related property damage claims among others, are common in the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies is currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could have an adverse effect on our results of operations and financial condition, which could be material.

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

Substantially all our construction work is done by subcontractors. Accordingly, the timing and quality of our construction depends on the availability and skill of those subcontractors. We do not have long-term contractual commitments with any particular subcontractors or suppliers. Although we believe that our relationships with our subcontractors and suppliers are good, we cannot assure you that skilled subcontractors will continue to be available to us at reasonable rates. The inability to contract with skilled subcontractors at reasonable costs on a timely basis could limit our ability to build and deliver homes and could have a material adverse effect on the operating results of our real estate development operations. Additionally, our production, revenue and operating income may be adversely affected if there is an impairment, bankruptcy or default by subcontractors or suppliers.

We rely on outside professionals whose errors could increase our costs.

We often collaborate with numerous professionals such as architects and engineers in the development of our real estate projects. In the course of our business, we rely on the work of these professionals to help design and permit the homes that we develop and errors in their work can create significant increases in cost and delays in construction.

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

Changes in tax laws.

Changes in tax laws or tax rates may have a material impact on our future cash expended for taxes, effective tax rate or deferred tax assets and liabilities. These conditions are beyond our control and may have a significant impact on our business, results of operations, liquidity, and financial position. For example, the Tax Act, which was enacted in December 2017, significantly revised the U.S. tax code by, among other items, reducing the federal corporate tax rate from its highest rate of 35% to a single rate of 21%.

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

The Company was previously engaged in mining activities and disposed of our last mining property over 17 years ago. Although we are not aware of any current environmental investigations relating to previously owned sites, we could still be liable for previous activities at such sites. For example, in 2015 we completed remediation activities at a mining site which we sold over 50 years ago, as discussed in note 4 to the consolidated financial statements.

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

The phase out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect the Company's results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. We may need to renegotiate our loan facilities and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness.

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

Our Common Stock is listed on the NYSE American stock exchange under the symbol GV. Our Common Stock is the longest traded security on the NYSE American and its predecessor exchanges, having commenced trading in 1906. The following table shows the reported high and low sales price at which our Common Stock was traded in 2019 and 2018:

	2019		2018
	High	Low	High	Low
First Quarter	2.87	2.15	5.35	3.60
Second Quarter	2.95	2.19	4.63	3.70
Third Quarter	2.49	1.97	4.96	4.11
Fourth Quarter	3.68	2.02	4.32	1.98

As of March 6, 2020, there were 5,130 holders of record of our Common Stock.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

We have had a stock repurchase plan since September 17, 2002, that was last amended by the Board of Directors on March 7, 2019. Through December 31, 2019, we have repurchased 3,273,880 shares of our Common Stock at a cost of $3,421,383 (average cost of $1.05 per share). We may repurchase our shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. We currently hold the repurchased stock as Treasury Stock, reported at cost. Also included as Treasury Stock are 17,358 shares purchased prior to the current stock repurchase plan at a cost of $18,720.

Issuer Purchases of Equity Securities (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2019 to January 31, 2019	67,709	$2.38	67,709	$161,285

Total	67,709	$2.38	67,709	$161,285
______________________________________

(1) The stock repurchase plan became effective on September 17, 2002, and was last amended by the Board of Directors on March 7, 2019. The March 7, 2019 amendment expanded the original purchase amount of 3,500,000 shares by an additional 2,500,000 shares. There is currently available for purchase through September 30, 2020, a maximum of 2,726,120 shares.

Item 6.	Selected Financial Data.

The following table sets forth summary consolidated financial information for each of the years in the five-year period ended December 31, 2019:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands except per share and share amounts)
Continuing operations
Revenue
Electrical construction	$167,780	$136,527	$109,154	$125,771	$119,617
Real estate development	12,866	1,622	4,799	4,652	955
Total revenue	$180,646	$138,149	$113,954	$130,423	$120,571
Income (loss) from continuing operations
Electrical construction	13,756	11,850	13,128	24,218	12,533
Real estate development	1,754	(359)	550	568	(326)
Corporate	(5,520)	(4,667)	(4,069)	(3,868)	(4,003)
Income before taxes from continuing operations	9,990	6,825	9,609	20,918	8,204
Income tax provision	3,263	1,797	1,036	7,810	3,378
Income from continuing operations	6,727	5,028	8,573	13,108	4,826
Discontinued operations (1)
Loss from operations, net of tax	—	—	(276)	(108)	(333)
Net income	$6,727	$5,028	$8,298	$13,000	$4,493
Earnings (loss) per share — basic and diluted
Continuing operations	$0.27	$0.20	$0.34	$0.52	$0.19
Discontinued operations	—	—	(0.01)	—	(0.01)
Net income	$0.27	$0.20	$0.33	$0.51	$0.18

Weighted average shares outstanding — basic and diluted	24,523,429	25,411,623	25,451,354	25,451,354	25,451,354

Balance sheet data
Total assets	$129,367	$112,548	$93,632	$91,302	$81,164
Long term debt including current portion, net	32,172	29,191	22,251	22,333	26,472
Stockholders’ equity	66,171	59,605	56,548	48,251	35,251
Working capital	36,699	33,078	35,995	32,993	25,498
The total of the above categories may differ from the sum of the components due to rounding.
______________________________________
(1) For information as to Discontinued Operations, see note 4 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed-price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; global pandemics; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” sections and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a provider of electrical construction services for the utility industry and industrial customers primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. To a lesser extent we are a developer of real estate residential properties on the east coast of Central Florida. We report our results under two reportable segments, electrical construction and real estate development. For the year ended December 31, 2019, our total consolidated revenue grew 30.8% to $180.6 million from $138.1 million in 2018.

Through our subsidiaries, Power Corporation of America (“PCA”), Southeast Power Corporation (“Southeast Power”), C and C Power Line, Inc. (“C&C”) and Precision Foundations, Inc. (“PFI”), we are engaged in the construction of electrical infrastructure for the utility industry and industrial customers. Southeast Power performs electrical contracting services including the construction of transmission lines, distribution systems, substations, and other electrical services. Southeast Power is headquartered in Titusville, Florida and has additional facilities in Bastrop and Cresson, Texas, Lancaster, Kentucky and Spartanburg, South Carolina. C&C, headquartered in Jacksonville, Florida, is a full-service electrical contractor that provides similar services as Southeast Power with a unionized workforce. PFI, headquartered in Port Orange, Florida, acquired its operating assets from Southeast Power in August 2018 and constructs drilled pier foundations and installs concrete poles, direct embeds and vibratory casings.

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the years ended December 31, 2019 and 2018, three of our customers accounted for approximately 54.1% and 57.2% of our consolidated revenue, respectively. The loss of, or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.

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

Revenue Recognition

Our significant accounting policies are detailed in note 1 to the consolidated financial statements. Our revenue recognition accounting policies are in accordance with Accounting Standards Codification (“ASC”) Topic 606 Revenue from Contracts with Customers and all the related amendments (the “revenue standard”) as discussed in note 1, note 2 and note 14 to the consolidated financial statements. There were no material changes in the pattern of revenue recognition for real estate development operations after the adoption of the revenue standard. We recognize revenue upon the transfer of control of the promised real estate properties, generally at time of closing.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $0.3 million and $0.7 million as of December 31, 2019 and 2018, respectively. The accrued contract losses as of both December 31, 2019 and 2018 are mainly attributable to transmission projects experiencing unexpected construction issues.

The following table disaggregates our revenue for the years ended December 31 as indicated:

	2019	2018
Electrical construction operations (1)
Southeast	$69,558,248	$54,123,848
mid-Atlantic	50,406,022	41,071,994
Texas-Southwest	45,318,830	33,825,666
Other electrical construction (2)	2,496,723	7,505,003
Total electrical construction operations	167,779,823	136,526,511
Real estate development operations	12,865,895	1,622,331
Total revenue	$180,645,718	$138,148,842
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2019 was $68.5 million. Of this total, $49.1 million is expected to be satisfied within the next twelve months and the remaining balance of $19.4 million is expected to be satisfied thereafter.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

The following table presents a reconciliation of our operating income (loss) attributable to each of our reportable segments for the years ended December 31 as indicated:

	2019	2018
Electrical construction
Revenue	$167,779,823	$136,526,511
Operating expenses
Costs of goods sold	139,820,478	113,976,157
Selling, general and administrative	2,128,346	1,797,548
Depreciation and amortization	10,718,202	8,319,362
Gain on sale of property and equipment	(6,467)	(178,114)
Total costs and expenses	152,660,559	123,914,953
Operating income	$15,119,264	$12,611,558

Real estate development
Revenue	$12,865,895	$1,622,331
Operating expenses
Costs of goods sold	9,362,963	1,012,098
Selling, general and administrative	1,750,008	890,951
Depreciation and amortization	26,950	21,279
(Gain) loss on sale of property and equipment	(33,444)	507
Total costs and expenses	11,106,477	1,924,835
Operating income (loss)	$1,759,418	$(302,504)

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income, and income taxes.

Revenue

Total revenue for the year ended December 31, 2019, increased 30.8% to $180.6 million, from $138.1 million in 2018, mainly due to the increase in both electrical construction and real estate development operations.

Electrical construction operations revenue increased $31.3 million, or 22.9%, to $167.8 million for the year ended December 31, 2019, from $136.5 million in 2018.

The increase in revenue is mainly due to increases in our Southeast region of approximately $15.4 million, mainly attributable to a combination of non-MSA and MSA project volume. Also contributing to the increase in revenue was an increase in the Texas-Southwest region of $11.5 million, attributable to a combination of increases in transmission project volume and service line expansion. In addition, our mid-Atlantic region revenue increased approximately $9.3 million mainly attributable to service line expansion with existing MSA customers. These increases were partially offset by decreases in Other electrical construction revenue of $5.0 million for the year ended December 31, 2019, mainly due to a decrease in storm work.

Revenue from real estate development increased to $12.9 million for the year ended December 31, 2019, from $1.6 million in 2018, due to the increase in the number of units sold and the timing of completion of units available for sale.

Backlog

Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.

The following table presents our total backlog as of December 31, 2019 and 2018 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. The existing MSAs include two renewals each for a one-year period from one customer representing $44.4 million, or 22.4%, of our total estimated MSA backlog as of December 31, 2019.

	Backlog as of December 31, 2019		Backlog as of December 31, 2018
Electrical Construction Operations	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$58,940,375	$78,355,556	$44,373,384	$44,373,384
Estimated MSAs	83,132,616	198,035,808	57,464,231	170,097,919
Total	$142,072,991	$276,391,364	$101,837,615	$214,471,303
______________________________________
(1) Amount includes firm contract awards under MSA agreements.

Our total backlog as of December 31, 2019, increased $61.9 million, or 28.9%, to $276.4 million, compared to $214.5 million as of December 31, 2018. The increase in total backlog is primarily due to the increase in project-specific firm contracts, primarily attributable to increases in firm MSA projects.

Our 12-month backlog as of December 31, 2019 increased $40.2 million, or 39.5%, to $142.1 million, compared to $101.8 million in 2018, mainly due to the award of a new MSA and a large project awarded under an existing MSA, partially offset by MSA run-off on an existing MSA which was re-awarded subsequent to December 31, 2019.

Of our total backlog as of December 31, 2019, we expect approximately $142.1 million, or 51.4%, to be completed during 2020.

Backlog is estimated at a particular point in time and is not determinative of total revenue in any particular period. It does not reflect future revenue from a significant number of short-term projects undertaken and completed between the estimated dates. Our electrical construction revenue in 2019 exceeded our 12-month backlog as of December 31, 2018 by 64.8%.

Subsequent to December 31, 2019 we were awarded multiple new MSAs with existing customers. We estimate approximately $242.0 million in additional backlog, increasing our total estimated backlog to approximately $518.0 million. Approximately $31.5 million of the backlog awarded subsequent to December 31, 2019, is estimated to be completed in 2020.

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

As of December 31, 2019 and 2018, estimated MSAs (other than project-specific firm contracts under MSAs) accounted for approximately 71.7% and 79.3% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and should provide improved operating efficiencies.

Backlog is not a term recognized under GAAP, but is a common measurement used in our industry. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog.

Reconciliation of Backlog to our Remaining Unsatisfied Performance Obligation

The following table presents a reconciliation of our total backlog as of December 31, 2019 to our remaining unsatisfied performance obligation as defined under GAAP:

December 31, 2019
Total backlog	$276,391,364
Estimated MSAs	(198,035,808)
Estimated firm (1)	(9,814,819)
Total unsatisfied performance obligation	$68,540,737
______________________________________
(1) Represents estimated backlog contract value as of December 31, 2019, on projects awarded.

The amount of total backlog differs from the amount of our remaining unsatisfied performance obligation as of December 31, 2019 and as described in note 14 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.

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

Operating Results

Total operating income increased to $11.2 million for the year ended December 31, 2019, from $7.6 million in 2018, an increase of $3.7 million, or 48.3%, mainly due to a higher volume in both electrical construction and real estate development segments, partially offset by increases in depreciation and selling, general and administrative expenses.

Gross margin on electrical construction operations for the year ended December 31, 2019 increased slightly to 16.7% from 16.5% in 2018.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the year ended December 31, 2019 decreased to 27.2%, from 37.6% in 2018. This decrease was due to the amount and type of units sold for the year ended December 31, 2019 when compared to 2018.

Such gross margin represents real estate revenue less real estate costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the years ended December 31 as indicated:

	2019	2018
Net income (GAAP as reported)	$6,726,607	$5,027,751
Interest expense, net of amount capitalized	1,445,528	875,646
Provision for income taxes	3,263,373	1,796,946
Depreciation and amortization (1)	10,846,334	8,436,972
EBITDA	$22,281,842	$16,137,315
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

Costs and Expenses

Total costs and expenses increased by $38.8 million to $169.4 million for the year ended December 31, 2019, from $130.6 million in 2018, commensurate with the higher level of both electrical construction and real estate development operations, as well as increases in depreciation and selling, general and administrative expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the years ended December 31 as indicated:

	2019	2018
Electrical construction operations	$2,128,346	$1,797,548
Real estate development	1,750,008	890,951
Corporate	5,573,161	4,647,976
Total	$9,451,515	$7,336,475

SG&A expenses increased 28.8% to $9.5 million for the year ended December 31, 2019, from $7.3 million for the year ended December 31, 2018. The increase in SG&A expenses was mainly due to an increase in corporate executive bonuses, attributable to a partial bonus waiver by the CEO for 2018, with no such bonus waiver made for the year ended December 31, 2019. Also contributing to the increase in SG&A were increases in real estate development selling expenses, including bonuses. As a percentage of revenue, SG&A expenses decreased slightly to 5.2% for the year ended December 31, 2019, from 5.3% in 2018, due primarily to the aforementioned increase in revenue during 2019.

The following table sets forth depreciation and amortization expense for the years ended December 31 as indicated:

	2019	2018
Electrical construction operations	$10,718,202	$8,319,362
Real estate development	26,950	21,279
Corporate	101,182	96,331
Total	$10,846,334	$8,436,972

Depreciation and amortization expense, which includes $0.06 million of amortization expense for acquired intangibles, increased $2.4 million or 28.6%, to $10.8 million for the year ended December 31, 2019, from $8.4 million for the year ended December 31, 2018, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the years ended December 31 as indicated:

	2019	2018
Income tax provision	$3,263,373	$1,796,946
Effective income tax rate	32.7%	26.3%

Our effective tax rate for the year ending December 31, 2019 was 32.7%. Our effective tax rate differs from the federal statutory rate of 21% primarily due to nondeductible expenses and state income taxes. Our effective tax rate for the year ended December 31, 2018 was 26.3%. The effective tax rate differs from the federal statutory rate of 21% mainly due to nondeductible expenses and state income taxes offset by true-ups to the prior year return and state rate changes of 6.6%.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of December 31, 2019, we had cash and cash equivalents of $23.3 million and working capital of $36.7 million, as compared to cash and cash equivalents of $11.4 million, and working capital of $33.1 million as of December 31, 2018.

In addition to cash flow from operations, we have an $23.0 million revolving line of credit, of which $22.4 million was available for borrowing as of December 31, 2019. This revolving line of credit is used as a Working Capital Loan, as discussed in note 7 to the consolidated financial statements. As a credit guarantor to Branch Banking and Trust Company, now known as Truist Bank, we are contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $0.6 million as of both December 31, 2019 and 2018 and is deducted from the amount available for borrowing under the Working Capital Loan.

We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis

The following table presents our net cash flows for each of the years ended December 31 as indicated:

	2019	2018
Net cash provided by operating activities	$28,369,963	$6,819,485
Net cash used in investing activities	(19,290,761)	(18,577,571)
Net cash provided by financing activities	2,790,601	4,528,655
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,869,803	$(7,229,431)

Operating Activities

Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.

Cash provided by our operating activities totaled $28.4 million for the year ended December 31, 2019, compared to cash provided by operating activities of $6.8 million for 2018. The increase in cash flows from operating activities was approximately $21.6 million and was primarily due to the changes reflected in our residential properties under construction of $12.0 million and the changes in our costs and estimated earnings in excess of billings on uncompleted contracts of $8.7 million. Operating cash flows normally fluctuate relative to the status of our electrical construction projects.

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

For the quarters ended December 31, 2019 and 2018, our DSO for accounts receivable and accrued billings were 50 and 56, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 19 and 30, respectively. The decrease in our DSO for accounts receivable and accrued billings and the decrease in our DSO for costs and estimated earnings in excess of billings for the quarter ended December 31, 2019, when compared to the same quarterly period in 2018 was mainly due to the timing of project billings and cash collections, as well as the aforementioned increase in revenue. As of March 9, 2020, we have received approximately 98.1% of our December 31, 2019 outstanding trade accounts receivable and have billed 91.8% of our costs and estimated earnings in excess of billings balance.

Income Taxes Paid

Income tax payments decreased from $1.0 million for the year ended December 31, 2018 to $0.6 million for the year ended December 31, 2019. Taxes paid for the year ended December 31, 2019 included $0.5 million for the 2019 estimated tax liability and the remaining $0.1 million for the 2018 income tax liability. Taxes paid for the year ended December 31, 2018 included approximately $35,000, mainly for the 2017 tax liability, and the remaining $1.0 million for the estimated 2018 income tax liability.

Investing Activities

Cash used in investing activities for the year ended December 31, 2019, was $19.3 million, compared to cash used in investing activities of $18.6 million for 2018. The increase in cash used in our investing activities for the year ended December 31, 2019 is mainly due to the decrease in proceeds from the disposal of equipment, as well as an increase in capital expenditures when compared to 2018. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. Our capital spending for 2019 included approximately $2.2 million for assets placed in service in 2018 but not paid for until 2019.

Our capital budget for 2020 is expected to total approximately $12.5 million, the majority of which is for continued upgrading and purchases of equipment, for our electrical construction operations, mainly due to favorable purchasing opportunities. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2019, was $2.8 million, compared to cash provided by financing activities of $4.5 million for 2018. Our financing activities for the current year consisted of borrowings totaling $15.5 million and repayments of $7.2 million on our $38.2 Million Equipment Loan, repayments of $5.0 million on our Working Capital Loan (as these loans are defined in note 7 to the consolidated financial statements) and repayments of $298,000 on our other long-term debt, as well as debt issuance costs of $75,000. Our financing activities for the year ended December 31, 2019, also included the repurchase of 67,709 shares of common stock totaling $161,000, as discussed in note 10 to the consolidated financial statements. Our financing activities for the year ended December 31, 2018 consisted mainly of borrowings totaling $18.3 million as follows: $10.5 million on our $27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan) and borrowings of $7.8 million on our Working Capital Loan (as such loans are defined in note 7 to the consolidated financial statements). These borrowings were offset by repayments totaling $11.6 million, as follows: repayments of $6.1 million on our $27.49 Million Equipment Loan (previously $22.6 Million Equipment Loan), and repayments of $2.8 million on our Previous Working Capital Loan, repayments of $2.8 million on our current Working Capital Loan (as such loans are defined in note 7 to the consolidated financial statements) and repayments of $107,000 on our other long term debt (as described in note 7 to the consolidated financial statements). Our financing activities for the year ended December 31, 2018, also included the repurchase of 861,111 shares of common stock totaling $2.0 million, as discussed in note 10 to the consolidated financial statements.

We have paid no cash dividends on our Common Stock since 1933, and it is not expected that we will pay any cash dividends on our Common Stock in the immediate future.

Debt Covenants

Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $2.0 million in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long term debt), interest expense and rental expense. We were in compliance with all of our covenants as of December 31, 2019.

The following are computations of these most significant financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	December 31, 2019
Tangible net worth minimum	$20,000,000	$65,440,348
Outside debt not to exceed	$2,000,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.50 : 1.00	.97 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.30 : 1.00	2.37 : 1.00

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Goldfield Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Goldfield Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

/s/KPMG LLP
We have served as the Company’s auditor since 1963.
Orlando, Florida
March 11, 2020

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$23,272,156	$11,376,373
Accounts receivable and accrued billings	23,930,655	22,236,071
Costs and estimated earnings in excess of billings on uncompleted contracts	9,321,368	12,030,000
Income taxes receivable	1,482,618	1,220,527
Residential properties under construction	2,060,364	8,244,995
Prepaid expenses	924,733	634,069
Other current assets	46,186	1,835,743
Total current assets	61,038,080	57,577,778
Property, buildings and equipment, at cost, net of accumulated depreciation of $51,904,568 in 2019 and $43,060,083 in 2018	55,073,579	48,927,055
Deferred charges and other assets
Land and land development costs	5,060,581	4,680,080
Cash surrender value of life insurance	543,433	547,009
Restricted cash	—	25,980
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $384,801 in 2019 and $324,634 in 2018	628,999	689,166
Operating lease right-of-use assets	6,861,099	—
Other assets	60,000	—
Total deferred charges and other assets	13,255,519	6,043,642
Total assets	$129,367,178	$112,548,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$13,881,277	$15,999,157
Billings in excess of costs and estimated earnings on uncompleted contracts	731,492	1,165,002
Current portion of operating lease liability	1,880,957	—
Current portion of other long-term debt	—	113,855
Current portion of notes payable, net	7,769,497	7,161,890
Accrued remediation costs	75,545	60,101
Total current liabilities	24,338,768	24,500,005
Deferred income taxes	9,008,765	6,061,042
Accrued remediation costs, less current portion	398,877	436,982
Other long-term debt, less current portion, net	—	183,744
Notes payable, less current portion, net	24,402,926	21,731,024
Other accrued liabilities	5,047,088	30,246
Total liabilities	63,196,424	52,943,043
Commitments and contingencies (notes 4 and 8)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued 24,522,534 shares outstanding in 2019 and 24,590,243 shares outstanding in 2018	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	48,347,798	41,621,191
Treasury stock, 3,291,238 shares in 2019 and 3,223,529 shares in 2018, at cost	(3,440,104)	(3,278,819)
Total stockholders’ equity	66,170,754	59,605,432
Total liabilities and stockholders’ equity	$129,367,178	$112,548,475

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018
Revenue
Electrical construction	$167,779,823	$136,526,511
Real estate development	12,865,895	1,622,331
Total revenue	180,645,718	138,148,842
Costs and expenses
Electrical construction	139,820,478	113,976,157
Real estate development	9,362,963	1,012,098
Selling, general and administrative	9,451,515	7,336,475
Depreciation and amortization	10,846,334	8,436,972
Gain on sale of property and equipment	(51,123)	(176,564)
Total costs and expenses	169,430,167	130,585,138
Total operating income	11,215,551	7,563,704
Other income (expense), net
Interest income	98,048	52,288
Interest expense, net of amount capitalized	(1,445,528)	(875,646)
Other income, net	121,909	84,351
Total other expense, net	(1,225,571)	(739,007)
Income before income taxes	9,989,980	6,824,697
Income tax provision	3,263,373	1,796,946
Net income	$6,726,607	$5,027,751
Net income per share of common stock — basic and diluted	$0.27	$0.20
Weighted average shares outstanding — basic and diluted	24,523,429	25,411,623

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$6,726,607	$5,027,751
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,846,334	8,436,972
Amortization of debt issuance costs	30,024	34,873
Deferred income taxes	2,947,723	1,362,322
Gain on sale of property and equipment	(51,123)	(176,564)
Other losses	3,576	3,326
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(1,694,584)	(669,229)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,708,632	(5,955,654)
Residential properties under construction	6,184,631	(5,832,793)
Income taxes receivable	(262,091)	(600,975)
Prepaid expenses and other assets	1,438,893	55,966
Land and land development costs	(380,501)	(353,352)
Accounts payable and accrued liabilities	321,067	4,512,742
Operating leases	6,946	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(433,510)	998,734
Accrued remediation costs	(22,661)	(24,634)
Net cash provided by operating activities	28,369,963	6,819,485
Cash flows from investing activities
Proceeds from disposal of property and equipment	563,707	1,031,674
Purchases of property, buildings and equipment	(19,854,468)	(19,609,245)
Net cash used in investing activities	(19,290,761)	(18,577,571)
Cash flows from financing activities
Purchases of treasury stock	(161,285)	(1,970,632)
Proceeds from notes payable	15,500,000	18,275,451
Repayments on notes payable	(12,176,000)	(11,645,451)
Other long-term debt repayments	(297,599)	(107,400)
Debt issuance costs	(74,515)	(23,313)
Net cash provided by financing activities	2,790,601	4,528,655
Net increase (decrease) in cash, cash equivalents and restricted cash	11,869,803	(7,229,431)
Cash, cash equivalents and restricted cash at beginning of the year	11,402,353	18,631,784
Cash, cash equivalents and restricted cash at end of the year	$23,272,156	$11,402,353
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$1,421,656	$805,756
Income taxes paid, net	$577,741	$1,035,599
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$124,178	$2,235,772
Equipment funded by other long-term debt	$—	$297,599
Right-of-use asset obtained in exchange for operating lease obligations	$5,819,471	$—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2018	27,813,772	$2,781,377	$18,481,683	$41,621,191	$(3,278,819)	$59,605,432
Repurchase of stock					(161,285)	(161,285)
Net income	—	—	—	6,726,607	—	6,726,607
Balance as of December 31, 2019	27,813,772	$2,781,377	$18,481,683	$48,347,798	$(3,440,104)	$66,170,754

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2017	27,813,772	$2,781,377	$18,481,683	$36,593,440	$(1,308,187)	$56,548,313
Repurchase of stock					(1,970,632)	(1,970,632)
Net income	—	—	—	5,027,751	—	5,027,751
Balance as of December 31, 2018	27,813,772	$2,781,377	$18,481,683	$41,621,191	$(3,278,819)	$59,605,432

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of both December 31, 2019 and 2018, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers who the Company considers creditworthy based on timely collection history and other considerations.

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

Electrical Construction Revenue

On January 1, 2018 the Company adopted accounting standard ASC 606 and all the related amendments (the “revenue standard”) to all applicable contracts using the modified retrospective method (cumulative effect method). Applicable contracts did not include contracts considered substantially complete. Contracts that were modified before the beginning of the earliest period presented were not retrospectively restated. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price as of the date of adoption. Adoption of the revenue standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, results of operations and cash flows. In addition, the Company concluded that the cumulative effect of initially applying the revenue standard was immaterial and consequently did not record an adjustment to the opening balance of retained earnings. The adoption of the revenue standard did not have a material impact to its financial position, results of operations and cash flows on an ongoing basis.

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

Real Estate Development Operations Revenue

There were no material changes in the pattern of revenue recognition for real estate development operations after the adoption of the revenue standard on January 1, 2018. The Company recognizes revenue upon the transfer of control of the promised real estate properties, generally at time of closing.

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

In accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC Topic 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to either of its land carrying value or residential properties under construction carrying value for either years ended December 31, 2019 or 2018.

Income Taxes

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

Executive Long-term Incentive Plan

The Company has not issued shares pursuant to The Goldfield Corporation 2013 Long-term Incentive Plan (the “2013 Plan”) in either 2019 or 2018. Therefore, the Company has no compensation expense for shares pursuant to the 2013 Plan for either of the years ended December 31, 2019 or 2018.

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company’s carrying value of long-term notes payable are estimated by management to approximate fair value since the interest rates prescribed by Branch Banking and Trust Company, now known as Truist Bank (the “Bank”), are variable market interest rates and are adjusted periodically, and as such, are classified as Level 2. The carrying value of cash surrender value of life insurance is also considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.

Restricted Cash

The Company’s restricted cash includes cash deposited in a secured interest bearing bank account, as required by the Collateral Trust Agreement in connection with the Company’s previous workers’ compensation insurance policies, as described in note 12. On September 12, 2019, the Company was reimbursed the cash deposited and classified as restricted cash. Therefore, as of December 31, 2019, the Company no longer holds restricted cash reported under “Deferred charges and other assets” on its consolidated balance sheet.

Goodwill and Intangible Assets

Intangible assets with finite useful lives recorded in connection with a historical acquisition are amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2019, the Company assessed the recoverability of its long-lived assets and goodwill, by reviewing relevant events and circumstances to evaluate the qualitative factors in addition to the quantitative impairment test. As a result, there was no impairment of the carrying amounts of such assets.

Reclassifications

Certain amounts associated with deferred income tax assets allocated in each segment were reflected as of December 31, 2018 in the assets table within note 11 Business Segment Information and have been reclassified to conform to the total assets presentation as of December 31, 2019. This reclassification had no impact on the total assets reported as of December 31, 2018.

In addition, within note 3 Income Taxes, certain amounts associated with state tax permanent differences, previously reported under the caption “Other” in the effective tax rate reconciliation table as of December 31, 2018, have been reclassified to conform to the December 31, 2019 presentation.

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification Topic 842, Leases (ASC 842),to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. On January 1, 2019, the Company adopted the accounting pronouncement issued using the modified retrospective method. The Company elected the “package of practical expedients” permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company adopted this pronouncement utilizing the transition practical expedient added by the FASB, which eliminates the requirement that entities apply the new lease standard to the comparative periods presented in the year of adoption. The Company also elected the practical expedient to not separate lease and non-lease components. Expenses associated with leases will continue to be recognized in a manner similar to previous accounting guidance. The adoption of this accounting pronouncement resulted in the recognition of operating lease right-of-use assets and associated lease liabilities on our balance sheet of $4.3 million and $4.3 million, respectively, as of January 1, 2019. Additional required disclosures have been included within note 15 Leases. The adoption of this standard did not have an impact on the Company’s retained earnings, liquidity, results of operations or its compliance with its debt covenants. The Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of January 1, 2019.

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

In June 2016 the FASB issued ASU-2016-13, Financial Instruments – Credit Losses. This update requires immediate recognition of management’s estimates of current expected credit losses. This update is effective for the Company in the first quarter of fiscal year 2020. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU-2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, effective beginning fiscal year 2021. This update simplifies the accounting for interim period tax law changes and loss limitations, ownership changes in equity investments, intraperiod tax allocations and the step up of tax basis in goodwill that is not acquired during a business combination. The adoption of ASU-2019-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 – Contract Assets and Contract Liabilities

On January 1, 2018 the Company adopted accounting standard ASC 606 and all the related amendments (the “revenue standard”) to all applicable contracts using the modified retrospective method. Applicable contracts did not include contracts considered substantially complete. Contracts that were modified before the beginning of the earliest period presented were not retrospectively restated. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price as of the date of adoption. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, results of operations and cash flows.

The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	December 31, 2019	December 31, 2018	$ Change
Contract assets (1)	$9,321,368	$12,030,000	$(2,708,632)
Contract liabilities (2)	(1,008,679)	(1,845,049)	836,370
Net contract assets	$8,312,689	$10,184,951	$(1,872,262)
______________________________________
(1) Contract assets consist of amounts under the caption “Costs and estimated earnings in excess of billings on uncompleted contracts.”

(2) Contract liabilities consist of the aggregate of amounts presented under the caption “Billings in excess of costs and estimated earnings on uncompleted contracts” and any contract loss accruals included in “Accounts payable and accrued liabilities.”

The amounts billed but not paid by customers pursuant to retention provisions of the electrical construction contracts were $2.8 million and $2.2 million as of December 31, 2019 and 2018, respectively, and are included in the accompanying consolidated balance sheets in accounts receivable and accrued billings. Retainage is expected to be collected within the next twelve months.

The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the twelve months ended December 31, 2019:

$ Change Twelve Months Ended December 31, 2019
Cumulative adjustment due to changes in contract values (1)	$2,260,795
Cumulative adjustment due to changes in estimated costs at completion	(4,127,610)
Revenue recognized in the period	128,656,865
Amounts reclassified to receivables	(129,065,172)
Impairment of contract assets (2)	402,860
Total	$(1,872,262)
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

For the year ended December 31, 2019, $1.0 million of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2018.

Note 3 – Income Taxes

The following table presents the income tax provision from continuing operations for the years ended December 31 as indicated:

	2019	2018
Current
Federal	$(13,164)	$(153,610)
State	334,307	597,909
	321,143	444,299
Deferred
Federal	2,638,158	1,779,574
State	304,072	(426,927)
	2,942,230	1,352,647
Total	$3,263,373	$1,796,946

The following table presents the total income tax provision for the years ended December 31 as indicated:

	2019	2018
Income tax provision	$3,263,373	$1,796,946
Discontinued operations	—	—
Total	$3,263,373	$1,796,946

The following table presents the temporary differences and carryforwards, which give rise to deferred tax assets and liabilities as of December 31 as indicated:

	2019	2018
Deferred tax assets
Accrued vacation	$171,391	$139,713
Acquisition costs capitalized	50,450	55,917
Accrued remediation costs	115,000	120,493
Net operating loss carryforwards	925,774	435,121
Sec 163(j) interest limitation	—	199,582
Federal depreciation in excess of state	813,542	635,202
Accrued payables	62,721	17,914
Percentage completed contract method for tax	90,241	1,557,437
Accrued workers’ compensation	90,795	205,150
Capitalized bidding costs	86,112	73,565
Inventory adjustments	141,838	263,680
Lease liability	1,677,962	15,199
Accrued contract losses	67,190	164,843
Other	5,152	4,097
Total deferred tax assets	4,298,168	3,887,913
Deferred tax liabilities
481 (a) adjustment for deferred revenue	—	(24,602)
Tax amortization in excess of financial statement amortization	(17,347)	(13,378)
Tax depreciation in excess of financial statement depreciation	(11,624,772)	(9,910,975)
Right-of-use assets	(1,664,814)	—
Total deferred tax liabilities	(13,306,933)	(9,948,955)
Total net deferred tax liabilities	$(9,008,765)	$(6,061,042)

As of December 31, 2019, the Company had net operating loss (“NOL”) carryforwards of approximately $4.4 million available to offset future federal taxable income. Current tax law allows for an indefinite carryforward of the NOL to use against future taxable income, subject to a limitation of 80 percent of taxable income each year.

As of December 31, 2019, the non-current deferred tax liabilities increased to $9.0 million from $6.1 million as of December 31, 2018 primarily due to additional tax depreciation in excess of book depreciation. Current tax law provides for the full expensing of certain depreciable property for 2018 and through 2022 and partial expensing through 2026.

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

Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of December 31, 2019 is approximately $14.4 million.

The following table presents the differences between the Company’s effective income tax rate and the federal statutory rate on income from continuing operations for the years ended December 31 as indicated:

	2019	2018
Federal statutory rate	21.0%	21.0%
State tax rate, net of federal tax	4.2%	4.0%
Nondeductible expenses	6.2%	5.4%
Other	1.3%	(4.1)%
Total	32.7%	26.3%

The effective tax rate for 2018 was offset by true-ups to the prior year return and state rate changes of 6.6%. In addition, certain amounts associated with state tax permanent differences, previously reported under the caption “Other” in the effective tax rate reconciliation table above as of December 31, 2018, have been reclassified to conform to the December 31, 2019 presentation.

The Company had gross unrecognized tax benefits of $4,000 and $5,000 as of December 31, 2019 and 2018, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2016 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years as indicated:

	2019	2018
Balance as of January 1	$4,723	$4,723
Increase from current year tax positions	—	—
Increase from prior years’ tax positions	—	—
Decrease from settlements with taxing authority	(723)	—
Decrease from expiration of statute of limitations	—	—
Balance as of December 31	$4,000	$4,723

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes. Decreases in interest and penalties are due to settlements with taxing authorities and expiration of statutes of limitation. During the years ended December 31, 2019 and 2018, the Company recognized $1,000 each year in interest and penalties. The Company had accrued as a current liability $11,000 for the future payment of interest and penalties as of both December 31, 2019 and 2018.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. As of December 31, 2019 and 2018, the Company has established a contingency provision related to discontinued operations, which was $0.5 million for both year end periods. No change to the provision was required for either of the three or twelve month periods ended December 31, 2019 or December 31, 2018.

The remaining balance of the accrued remediation costs as of December 31, 2019, mainly represents estimated future charges for EPA response costs and monitoring and provisions for potential future remediation efforts of the property as required by the state of Washington. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 5 – Property, Buildings and Equipment

The following table presents the balances of major classes of properties as of December 31 as indicated:

	Estimated useful lives in years	2019	2018
Land	—	$2,047,449	$670,400
Land improvements	7 - 15	650,932	537,175
Buildings and improvements	5 - 40	2,815,440	2,767,603
Leasehold improvements	5 - 39	253,733	254,385
Machinery and equipment	2 - 10	100,988,697	87,734,262
Construction in progress	—	221,896	23,313
Total		106,978,147	91,987,138
Less accumulated depreciation		51,904,568	43,060,083
Net properties, buildings and equipment		$55,073,579	$48,927,055

Management reviews the net carrying value of all properties, buildings and equipment on a regular basis to assess and determine whether trigger events of impairment exist and the need for possible impairments. As a result of such review, no impairment write-down was considered necessary for the years ended December 31, 2019 and 2018.

Note 6 – 401(k) Employee Benefits Plan

Effective January 1, 1995, the Company adopted The Goldfield Corporation and Subsidiaries Employee Savings and Retirement Plan, a defined contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits to all employees who meet eligibility requirements and elect to participate. Under the plan, participating employees may defer up to 75% of their pre-tax compensation per calendar year subject to Internal Revenue Code limits. The Company’s contributions to the plan are discretionary and amounted to approximately $340,000 and $258,000 for the years ended December 31, 2019 and 2018, respectively.

Note 7 – Notes Payable

The following table presents the balances of our notes payables as of December 31 as indicated:

				Interest Rates
Branch Banking and Trust Company, now known as Truist Bank	Maturity Date	2019	2018	2019	2018
Working Capital Loan	November 28, 2021	$—	$5,000,000	—%	4.31%
$38.2 Million Equipment Loan	March 9, 2024	32,244,000	23,920,000	3.52%	4.31%
$ 4.5 Million Equipment Loan	March 7, 2024	—	—	—%	—%
Total notes payable		32,244,000	28,920,000
Less unamortized debt issuance costs		71,577	27,086
Total notes payable, net		32,172,423	28,892,914
Less current portion of notes payable, net		7,769,497	7,161,890
Notes payable net, less current portion		$24,402,926	$21,731,024

As of December 31, 2019, the Company, and the Company’s wholly owned subsidiaries Southeast Power Corporation (“Southeast Power”), Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), (collectively the “Debtors,”) were parties to a Master Loan Agreement, dated May 24, 2018 (the “2018 Master Loan Agreement”), with Branch Banking and Trust Company, now known as Truist Bank (the “Bank”), as amended on March 7, 2019 by the First Amendment to the 2018 Master Loan Agreement (the “Amendment”), and on December 6, 2019 by the Note Modification Agreement and related Addendum to Note Modification to the 2018 Master Loan Agreement (collectively, the “Ancillary Loan Document”).

The Amendment provided an exhibit which lists new loans, or modifications of loans, which are governed by the 2018 Master Loan Agreement and which were also entered into on March 7, 2019. On January 1, 2019, the Company had a loan agreement with the Bank for a $27.49 Million equipment loan (the “$27.49 Equipment Loan”). On March 7, 2019, the Company, the Debtors and the Bank entered into a modification of the $27.49 Million Equipment Loan, increasing it to a $38.2 million equipment loan (as increased, the “$38.2 Million Equipment Loan”) and a new $4.5 million equipment promissory note (the “$4.5 Million Equipment Loan”).

Borrowings of $22.7 million, outstanding as of March 7, 2019, plus accrued interest under the $27.49 Million Equipment Loan continue under the $38.2 Million Equipment Loan. The $15.5 million balance remaining on the $38.2 Million Equipment Loan was drawn by the Company on March 8, 2019 for equipment purchases that were made on or after August 1, 2018. Borrowings under the $38.2 Million Equipment Loan were $32.2 million as of December 31, 2019 and borrowings under the $27.49 Million Equipment Loan (as predecessor to the $38.2 Million Equipment Loan) were $23.9 million as of December 31, 2018.

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

Under the documentation related to the $4.5 Million Equipment Loan, borrowings can be made only for the purchase of equipment currently held by the Company under master lease agreements and cannot exceed the cost of the lease buy-out. Interest only payments on any amounts drawn commenced on April 7, 2019, and continued monthly through and including the payment due on March 7, 2020. Principal payments on any amounts drawn of $93,750 plus accrued interest will commence on April 7, 2020, and continue monthly thereafter until and including the payment due on March 7, 2024. As of December 31, 2019 there were no borrowings under the $4.5 Million Equipment Loan.

The Ancillary Loan Document increased the maximum amount of the revolving line of credit loan to be used as a “Working Capital Loan” (the “Working Capital Loan”) from $18.0 million to $23.0 million and changed the maturity of that loan from November 28, 2020 to November 28, 2021. In connection with the Ancillary Loan Document the Company also signed a rider acknowledging that effective December 7, 2019, Branch Banking and Trust Company would merge with SunTrust Bank and change its name to Truist Bank (which merger did take place). As of December 31, 2019, the Working Capital Loan, evidenced by a promissory note and a series of related ancillary agreements with the Bank, under the 2018 Master Loan Agreement and the Amendment, had a maximum principal amount of $23.0 million. There were no borrowings under the Working Capital Loan as of December 31, 2019. As of December 31, 2018, borrowings under the Working Capital Loan were $5.0 million.

As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $0.6 million as of both December 31, 2019 and 2018.

As of December 31, 2019, all loan agreements between the Debtors and the Bank, under the 2018 Master Loan Agreement, the Amendment and the Ancillary Loan Document are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.

On March 2, 2020, the Company drew the amount of $4.5 million under the $4.5 Million Equipment Loan.

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

The schedule of payments of the notes payable as of December 31, 2019 is as follows:

2020	$7,800,000
2021	7,800,000
2022	7,800,000
2023	7,800,000
2024	1,044,000
Total payments of notes payable	$32,244,000

Other Long Term Debt

As of December 31, 2018, the Company had an equipment purchase loan agreement, maturing on June 14, 2021, for a specialty piece of equipment to be used in the Company’s electrical construction operations in the amount of $405,000 plus interest and sales tax. The agreement required monthly payments of $10,687 plus interest at a 5.85% fixed rate. On August 29, 2019, the Company paid the loan in full prior to its maturity.

Note 8 – Commitments and Contingencies

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bond issued for the Company that has ever been called by a customer. As of December 31, 2019, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $47.9 million.

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

Multi-employer Pension Plans

The Company contributes to a multi-employer pension plan on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by other plans. The risks of participating in multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in a multi-employer plan, we could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable. For the years ended December 31, 2019 and 2018, the contributions to these plans were $216,000 and $227,000, respectively.

The Company’s participation in multi-employer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number (“EIN”) of the plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2019 and 2018 is for the plan’s year ended December 31, 2019, and 2018, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP” column indicates plans for which a financial improvement plan (“FIP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. There have been no significant changes in the number of Company employees covered by the multi-employer plans or other significant events that would impact the comparability of contributions to the plans.

Information about the Plan is publicly available on Form 5500, Annual Return / Report of Employee Benefit Plan. The Plan year-end is December 31st and no single employer contributes 5% or more of total plan contributions.

Certified Zone Status
Plan Name	EIN Number	Plan Number	2019	2018	FIP Implemented (yes or no)	Surcharge Imposed (yes or no)	Expiration Date Of Collective Bargaining Agreement
National Electrical Benefit Fund	53-0181657	001	Green	Green	Not applicable (green-zone plan)	Not applicable (green-zone plan)	8/31/2023

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

Legal Proceedings

The Company is involved in various legal claims arising in the ordinary course of business. The Company has concluded that the ultimate disposition of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. The Company expenses legal fees as incurred.

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

As of December 31, 2019 and 2018, the Company had no common stock equivalents. The computation of the weighted average number of common stock shares outstanding excludes 3,291,238 and 3,223,529 shares of Treasury Stock for the years ended December 31, 2019 and 2018, respectively.

Note 10 – Common Stock Repurchase Plan

The Company has had a stock repurchase plan since September 17, 2002, when the Board of Directors approval was announced. As last amended by the Board of Directors on March 7, 2019, this plan permits the purchase of up to 6,000,000 shares. There is currently available for purchase through September 30, 2020, a maximum of 2,726,120 shares. The Company may repurchase its shares either in the open market or through private transactions. The volume of the shares to be repurchased is contingent upon market conditions and other factors. During the year ended December 31, 2019, 67,709 shares were purchased at a cost of $161,285 (average cost of $2.38 per share). During the year ended December 31, 2018, 861,111 shares were purchased at a cost of $1,970,632 (average cost of $2.29 per share). As of December 31, 2019, the total number of shares repurchased under the Repurchase Plan was 3,273,880 at a cost of $3,421,383 (average cost of $1.05 per share). The Company currently holds the repurchased stock as Treasury Stock, reported at cost. Prior to September 17, 2002, the Company had 17,358 shares of Treasury Stock that it had purchased at a cost of $18,720.

Note 11 – Business Segment, Business Credit Risks and Concentration

Segment

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any inter-segment sales have been eliminated.

The following table sets forth certain segment information as of December 31 for the years indicated:

	2019	2018
Continuing Operations
Revenue
Electrical construction	167,779,823	136,526,511
Real estate development	12,865,895	1,622,331
Total revenue	$180,645,718	$138,148,842
Operating expenses
Electrical construction	152,660,559	123,914,953
Real estate development	11,106,477	1,924,835
Corporate	5,663,131	4,745,350
Total operating expenses	$169,430,167	$130,585,138
Operating income (loss)
Electrical construction	15,119,264	12,611,558
Real estate development	1,759,418	(302,504)
Corporate	(5,663,131)	(4,745,350)
Total operating income	$11,215,551	$7,563,704
Other (expenses) income, net
Electrical construction	(1,362,917)	(761,117)
Real estate development	(5,498)	(56,010)
Corporate	142,844	78,120
Total other expenses, net	$(1,225,571)	$(739,007)
Net income (loss) before taxes
Electrical construction	13,756,347	11,850,441
Real estate development	1,753,920	(358,514)
Corporate	(5,520,287)	(4,667,230)
Total net income before taxes	$9,989,980	$6,824,697
Capital Expenditures
Electrical construction	18,799,010	19,514,124
Real estate development	116,497	42,545
Corporate	938,961	52,576
Total	$19,854,468	$19,609,245
Depreciation and Amortization
Electrical construction	10,718,202	8,319,362
Real estate development	26,950	21,279
Corporate	101,182	96,331
Total	$10,846,334	$8,436,972

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

Certain amounts associated with deferred income tax assets allocated in each segment were reflected as of December 31, 2018 in the assets table below and have been reclassified to the Corporate segment to conform to the total assets presentation as of December 31, 2019. This reclassification had no impact on the total assets reported as of December 31, 2018.

The following table sets forth assets by segment as of the dates indicated:

Assets	December 31, 2019	December 31, 2018
Electrical construction	111,064,071	93,625,017
Real estate development	7,578,440	14,557,323
Corporate	10,724,667	4,366,135
Total	$129,367,178	$112,548,475

Credit Risks

Financial instruments, mainly within the electrical construction operations, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable and accrued billings in the amounts of $23.9 million and $22.2 million as of December 31, 2019 and 2018, respectively, which management reviews to assess the need to establish an allowance for doubtful accounts.

Cash and Cash Equivalents

The Company holds cash on deposit in U.S. banks, in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced and does not anticipate any losses in any such accounts. The Company mitigates this risk by doing business with well capitalized, quality financial institutions.

Customer Concentration

Revenue to customers exceeding 10% of the Company’s total revenue for the years ended December 31 as indicated are as follows:

	2019		2018
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction operations
Customer A	$48,771,790	27.0%	$39,866,379	28.9%
Customer B	26,276,755	14.5%	22,085,201	16.0%
Customer C	22,765,933	12.6%	—	—%
Customer D	—	—%	16,971,598	12.3%
Total		54.1%		57.2%

Revenue by service/product for the years ended December 31 as indicated are as follows:

	2019		2018
	Amount	% of Total revenue	Amount	% of Total revenue
Electrical construction
Principal electrical construction operations (1)	$165,283,100	92%	$129,021,508	93%
Other electrical construction (2)	2,496,723	1%	7,505,003	6%
Total	167,779,823	93%	136,526,511	99%

Real estate development	12,865,895	7%	1,622,331	1%
Total revenue	$180,645,718	100.00%	$138,148,842	100.00%
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items as disclosed in the revenue disaggregation reported in note 14.

Note 12 – Restricted Cash

Restricted cash, reported under “Deferred charges and other assets” on the Company’s consolidated balance sheet, represents amounts deposited in a trust account to secure the Company’s obligations in connection with the Company’s previous workers’ compensation insurance policies. On September 12, 2019 the Company was reimbursed the cash deposited and classified as restricted cash. Therefore, as of December 31, 2019, the Company holds no restricted cash on its consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows as of the dates indicated:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$23,272,156	$11,376,373
Restricted cash	—	25,980
Cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$23,272,156	$11,402,353

Note 13 – Goodwill and Other Intangible Assets Associated with the Acquisition of C&C

The Company performed an annual impairment assessment on its goodwill and intangible assets on December 31, 2019.  Based upon this analysis, the Company determined that there were no impairments.

The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

	December 31, 2019				December 31, 2018
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407
Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(256,001)	$383,999	$640,000	$(213,334)	$426,666
Customer relationships	20	350,000	(105,000)	245,000	350,000	(87,500)	262,500
Non-competition agreement	5	10,000	(10,000)	—	10,000	(10,000)	—
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(384,801)	$628,999	$1,013,800	$(324,634)	$689,166

Amortization of definite-lived intangible assets will be approximately $0.06 million annually for 2020 through 2024.

Note 14 – ASC 606 Revenue Recognition and Significant Accounting Policies Disclosures

On January 1, 2018, the Company adopted revenue standard ASC 606 and all the related amendments (the “revenue standard”). Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, results of operations and cash flows. The Company concluded that the cumulative effect of initially applying the revenue standard was immaterial and consequently did not record an adjustment to the opening balance of retained earnings.

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

The following table disaggregates the Company’s revenue for the years ended December 31 as indicated:

	2019	2018
Electrical construction operations (1)
Southeast	$69,558,248	$54,123,848
mid-Atlantic	50,406,022	41,071,994
Texas-Southwest	45,318,830	33,825,666
Other electrical construction (2)	2,496,723	7,505,003
Total electrical construction operations	167,779,823	136,526,511
Real estate development operations	12,865,895	1,622,331
Total revenue	$180,645,718	$138,148,842
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied as of December 31, 2019 was $68.5 million. Of this total, $49.1 million is expected to be satisfied within the next twelve months and the remaining balance of $19.4 million is expected to be satisfied thereafter.

Note 15 – Leases

In February 2016, the FASB issued ASC 842 to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). On January 1, 2019, the Company adopted the accounting pronouncement issued using the modified retrospective method. The Company elected the “package of practical expedients” permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components. Adoption of the new standard resulted in the recording of additional operating right-of-use assets and operating lease liabilities of approximately $4.3 million and $4.3 million, respectively, as of January 1, 2019. The adoption of this standard did not impact the Company’s retained earnings liquidity, results of operations or its compliance with its debt covenants. The Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of January 1, 2019.

From time to time, the Company enters into leases primarily for the electrical construction operation’s equipment needs and to a lesser extent office facilities. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of equipment rather than purchasing them. The Company’s leases have remaining terms ranging from months to seven years, some of which may include options to extend the lease term. Currently, all of the Company’s leases contain fixed payment terms. Additionally, all of our month-to-month leases are cancelable by the Company, at any time and are not included in our right-of-use asset or liability. At December 31, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company has concluded that it is not reasonably certain that such options will be exercised as the Company does not have a compelling economic reason at lease commencement to exercise the option. However, the Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

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

The following table presents a summary of the Company’s lease assets and lease liabilities as of December 31, 2019:

	Classification	December 31, 2019
Lease Assets
Operating lease assets	Operating lease right-of-use assets	$6,861,099

Lease Liabilities
Current operating lease liabilities	Current portion of operating lease liability	$1,880,957
Non-current operating lease liabilities	Other accrued liabilities	4,987,088
Total lease liabilities		$6,868,045

The total weighted-average incremental borrowing rate and remaining lease term for the Company’s operating leases was 4.05% and 5.66 years, respectively, as of December 31, 2019. Operating lease costs for the twelve months ended December 31, 2019 and 2018 were $3.7 million and $4.7 million, respectively and approximate the cash payments for these periods.

The following table presents the Company’s maturity analysis of its operating lease liabilities as of December 31, 2019:

December 31, 2019
2020	$1,916,250
2021	1,112,792
2022	1,098,487
2023	1,055,010
2024 and beyond	2,547,044
Total lease payments	$7,729,583
Less: interest	(861,538)
Present value of lease liabilities	$6,868,045

The following table presents the Company’s maturity analysis of its operating lease liabilities as of December 31, 2018:

December 31, 2018
2019	$3,613,980
2020	910,778
2021	88,469
2022 and beyond	114,466
Total minimum operating lease payments	$4,727,693

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-K, at the reasonable assurance level.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), which consists of processes and procedures designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in internal control

No changes in our internal control over financial reporting occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Goldfield Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited The Goldfield Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 11, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

March 11, 2020

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the directors of the Company will be contained under the heading “Proposal 1. Election of Directors” and information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be contained under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2020 Proxy Statement, which information is incorporated herein by reference.

Our executive officers are as follows:

Name and Title	Year in which service began as officer	Age (1)
John H. Sottile Chairman of the Board, President and Chief Executive Officer, Director	1983	72
Stephen R. Wherry Senior Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary	1988	61
Jason M. Spivey President of Power Corporation of America, Southeast Power Corporation and Precision Foundations, Inc.	2017	49
______________________________________
(1) As of February 29, 2020

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

Audit Committee

Information concerning our Audit Committee including the Audit Committee Financial Expert will be contained under “Committees and Meetings of the Board of Directors” in our 2020 Proxy Statement, which information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information concerning executive compensation and director compensation will be contained under “Executive Compensation” and “Director Compensation” in our 2020 Proxy Statement, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning the security ownership of certain beneficial owners and management will be contained under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” in our 2020 Proxy Statement, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information concerning certain relationships and related transactions of the directors and officers of our Company and director independence will be contained under “Proposal 1. Election of Directors” and “Director Compensation-Transactions with Related Parties” in our 2020 Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information concerning the accounting services performed by our Independent Registered Public Accounting Firm, KPMG LLP, and their respective fees for such services will be contained under “Audit Committee Report and Fee Information” in our 2020 Proxy Statement, which information is incorporated herein by reference.

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

4-2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10-8(a)

Master Loan Agreement Amendment, dated March 7, 2019, by and between Branch Banking and Trust Company and The Goldfield Corporation, Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation, Power Corporation of America, Precision Foundations, Inc., and C and C Power Line, Inc. is hereby incorporated by reference to Exhibit 10-1 of the Company’s Current Report on Form 8-K dated March 7, 2019, heretofore filed with the Commission (file No. 1-7525).

10-8(b)

Master Loan Agreement Second Amendment, dated December 6, 2019, by and between BB&T and the Company, Southeast Power Corporation, Pineapple House of Brevard, Inc., Bayswater Development Corporation, Power Corporation of America, Precision Foundations, Inc., and C and C Power Line, Inc.is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated December 6,2019, heretofore filed with the Commission (file No. 1-7525).

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

10-9(g)

Modification Promissory Note, dated March 7, 2019, relating to The Goldfield Corporation $38.2 Million Loan is hereby incorporated by reference to Exhibit 10-2 of the Company’s Current Report on Form 8-K dated March 7, 2019, heretofore filed with the Commission (file No. 1-7525).

10-9(h)

Addendum to Modification Promissory Note, dated March 7, 2019, relating to The Goldfield Corporation $38.2 Million Loan is hereby incorporated by reference to Exhibit 10-3 of the Company’s Current Report on Form 8-K dated March 7, 2019, heretofore filed with the Commission (file No. 1-7525).

10-9(i)

Branch Banking and Trust Company Security Agreement, dated March 7, 2019 by and between BB&T and the Debtors, relating to The Goldfield Corporation $38.2 Million Loan is hereby incorporated by reference to Exhibit 10-4 of the Company’s Current Report on Form 8-K dated March 7, 2019, heretofore filed with the Commission (file No. 1-7525).

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

10-10(d)

Note Modification, dated December 6, 2019, relating to The Goldfield Corporation Working Capital Loan is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated December 6, 2019, heretofore filed with the Commission (file No. 1-7525).

10-10(e)

Addendum to Note Modification, dated December 6, 2019, relating to The Goldfield Corporation Working Capital Loan is hereby incorporated by reference to Exhibit 10-9 of the Company’s Current Report on Form 8-K dated December 6, 2019, heretofore filed with the Commission (file No. 1-7525).

10-10(f)

Legal Entity Rider, dated December 6, 2019 by and between BB&T and the Debtors, relating to The Goldfield Corporation Working Capital Loan is hereby incorporated by reference to Exhibit 10-10 of the Company’s Current Report on Form 8-K dated December 6, 2019, heretofore filed with the Commission (file No. 1-7525).

10-11

Promissory Note, dated March 7, 2019, relating to The Goldfield Corporation $4.5 Million Equipment Loan is hereby incorporated by reference to Exhibit 10-5 of the Company’s Current Report on Form 8-K dated March 7, 2019, heretofore filed with the Commission (file No. 1-7525).

10-11(a)

Addendum to Promissory Note, dated March 7, 2019, relating to The Goldfield Corporation $4.5 Million Equipment Loan is hereby incorporated by reference to Exhibit 10-6 of the Company’s Current Report on Form 8-K dated March 7, 2019, heretofore filed with the Commission (file No. 1-7525).

10-11(b)

Branch Banking and Trust Company Security Agreement, dated March 7, 2019 by and between BB&T and the Debtors, relating to The Goldfield Corporation $4.5 Million Equipment Loan is hereby incorporated by reference to Exhibit 10-7 of the Company’s Current Report on Form 8-K dated March 7, 2019, heretofore filed with the Commission (file No. 1-7525).

10-11(c)

Guaranty Agreement, dated March 7, 2019, relating to The Goldfield Corporation $4.5 Million Equipment Loan is hereby incorporated by reference to Exhibit 10-8 of the Company’s Current Report on Form 8-K dated March 7, 2019, heretofore filed with the Commission (file No. 1-7525).

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
(John H. Sottile)

Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2020.

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