Form 10-Q
period 2020-03-31
GOLDFIELD CORP
filed 2020-05-06
CIK 42316

fn

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of the Registrant’s Common Stock outstanding as of May 1, 2020 was 24,522,534.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	GV	NYSE American

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$26,975,770	$23,272,156
Accounts receivable and accrued billings	21,844,254	23,930,655
Real estate inventory	983,380	—
Costs and estimated earnings in excess of billings on uncompleted contracts	19,841,766	9,321,368
Income taxes receivable	2,319,659	1,482,618
Residential properties under construction	61,900	2,060,364
Prepaid expenses	1,924,210	924,733
Other current assets	221,632	46,186
Total current assets	74,172,571	61,038,080
Property, buildings and equipment, at cost, net of accumulated depreciation of $54,491,653 in 2020 and $51,904,568 in 2019	58,069,461	55,073,579
Deferred charges and other assets
Land and land development costs	5,099,126	5,060,581
Cash surrender value of life insurance	542,429	543,433
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $399,843 in 2020 and $384,801 in 2019	613,957	628,999
Operating lease right-of-use assets	10,532,835	6,861,099
Other assets	50,000	60,000
Total deferred charges and other assets	16,939,754	13,255,519
Total assets	$149,181,786	$129,367,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$15,155,454	$13,881,277
Billings in excess of costs and estimated earnings on uncompleted contracts	672,416	731,492
Current portion of operating lease liability	2,210,264	1,880,957
Current portion of notes payable, net	8,895,427	7,769,497
Accrued remediation costs	78,045	75,545
Total current liabilities	27,011,606	24,338,768
Deferred income taxes	9,813,889	9,008,765
Accrued remediation costs, less current portion	395,964	398,877
Notes payable, less current portion, net	35,834,901	24,402,926
Other accrued liabilities	8,474,697	5,047,088
Total liabilities	81,531,057	63,196,424
Commitments and contingencies (notes 4 and 6)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued; 24,522,534 shares outstanding in 2020 and in 2019	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	49,827,773	48,347,798
Treasury stock, 3,291,238 shares in 2020 and in 2019, at cost	(3,440,104)	(3,440,104)
Total stockholders’ equity	67,650,729	66,170,754
Total liabilities and stockholders’ equity	$149,181,786	$129,367,178

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenue
Electrical construction	$43,065,392	$41,387,318
Real estate development	1,774,116	6,092,938
Total revenue	44,839,508	47,480,256
Costs and expenses
Electrical construction	36,472,260	35,292,012
Real estate development	1,203,075	4,189,654
Selling, general and administrative	2,603,208	2,528,321
Depreciation and amortization	2,892,812	2,581,079
Loss (gain) on sale of property and equipment	68,457	(25,851)
Total costs and expenses	43,239,812	44,565,215
Total operating income	1,599,696	2,915,041
Other income (expense), net
Interest income	23,421	11,552
Interest expense, net of amount capitalized	(285,849)	(351,992)
Other income, net	36,793	32,284
Total other expense, net	(225,635)	(308,156)
Income before income taxes	1,374,061	2,606,885
Income tax provision	(105,914)	827,264
Net income	$1,479,975	$1,779,621
Net income per share of common stock — basic and diluted	$0.06	$0.07
Weighted average shares outstanding — basic and diluted	24,522,534	24,526,165

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$1,479,975	$1,779,621
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,892,812	2,581,079
Amortization of debt issuance costs	7,905	6,741
Deferred income taxes	805,124	676,182
Loss (gain) on sale of property and equipment	68,457	(25,851)
Other losses	1,004	875
Changes in operating assets and liabilities
Accounts receivable and accrued billings	2,086,401	(4,919,444)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,520,398)	(2,186,479)
Residential properties under construction	1,998,464	8,041,920
Real estate inventory	(983,380)	(5,137,139)
Income taxes receivable	(837,041)	151,082
Prepaid expenses and other assets	(1,164,923)	(4,280,488)
Land and land development costs	(38,545)	118,338
Accounts payable and accrued liabilities	242,750	5,755,489
Operating leases	95,180	(3,057)
Billings in excess of costs and estimated earnings on uncompleted contracts	(59,076)	(73,282)
Accrued remediation costs	(413)	(10,492)
Net cash (used in) provided by operating activities	(3,925,704)	2,475,095
Cash flows from investing activities
Proceeds from disposal of property and equipment	101,260	93,364
Purchases of property, buildings and equipment	(5,021,942)	(12,366,181)
Net cash used in investing activities	(4,920,682)	(12,272,817)
Cash flows from financing activities
Purchases of treasury stock	—	(161,285)
Proceeds from notes payable	14,500,000	15,500,000
Repayments on notes payable	(1,950,000)	(1,794,000)
Other long-term debt repayments	—	(27,844)
Debt issuance costs	—	(57,883)
Net cash provided by financing activities	12,550,000	13,458,988
Net increase in cash and cash equivalents	3,703,614	3,661,266
Cash and cash equivalents at beginning of the period	23,272,156	11,402,353
Cash and cash equivalents at end of the period	$26,975,770	$15,063,619
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$278,799	$307,113
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$1,145,605	$192,505
Equipment funded by other long-term debt	$—	$269,755
Right-of-use asset obtained in exchange for operating lease obligations	$4,476,843	$—

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2019	27,813,772	$2,781,377	$18,481,683	$48,347,798	$(3,440,104)	$66,170,754
Net income				1,479,975		1,479,975
Balance as of March 31, 2020	27,813,772	$2,781,377	$18,481,683	$49,827,773	$(3,440,104)	$67,650,729

			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2018	27,813,772	$2,781,377	$18,481,683	$41,621,191	$(3,278,819)	$59,605,432
Repurchase of stock					(161,285)	(161,285)
Net income				1,779,621		1,779,621
Balance as of March 31, 2019	27,813,772	$2,781,377	$18,481,683	$43,400,812	$(3,440,104)	$61,223,768

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is the construction of electrical infrastructure for the utility industry and industrial customers, and to a lesser extent, real estate development. The principal market for the Company’s electrical construction operation is primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. The Company’s real estate development operation is along the east coast of Central Florida.

Basis of Financial Statement Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments necessary to present fairly the Company’s financial position, results of operations, and changes in cash flows for the interim periods reported. These adjustments are of a normal recurring nature. All consolidated financial statements presented herein are unaudited with the exception of the consolidated balance sheet as of December 31, 2019, which was derived from the audited consolidated financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the year. These statements should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020 and December 31, 2019, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers whom the Company considers creditworthy based on timely collection history and other considerations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accrued billings, cash surrender value of life insurance policies, accounts payable and notes payable.

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

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its land, land development costs or residential properties under construction carrying value for either of the three months ended March 31, 2020 and 2019.

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

Reclassifications

Certain amounts associated with Operating Leases previously presented under the caption “right of use asset amortization” on the Consolidated Statement of Cash Flows have been reclassified to “operating leases” to conform to the change in the operating leases presentation on the Consolidated Statement of Cash Flows. This reclassification had no impact on the total amount of cash from operating activities for the three months ended March 31, 2019.

Recent Accounting Pronouncements

 In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 of the current goodwill impairment test. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the recorded amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for years beginning after December 15, 2019, with early adoption permitted for any impairment test performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2020 and the adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In June 2016 the FASB issued ASU-2016-13, Financial Instruments – Credit Losses. This update required immediate recognition of management’s estimates of current expected credit losses. This update was effective for the Company in the first quarter of 2020. The adoption of ASU 2016-13 did not have a significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU-2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, which will be effective for the Company in fiscal year 2021. This update simplifies the accounting for interim period tax law changes and loss limitations, ownership changes in equity investments, intraperiod tax allocations and the step up of tax basis in goodwill that is not acquired during a business combination. ASU-2019-12 will be adopted in 2021 and is not expected to have a significant impact on the Company’s consolidated financial statements.

COVID-19

The Company did not incur significant disruptions to its operations during the first quarter of 2020 from COVID-19. At this time, the Company is unable to predict the impact that COVID-19 will have on its consolidated financial statements in future periods due to numerous uncertainties. The Company is closely monitoring its efforts to manage the impact of the pandemic on all aspects of the Company’s business and consolidated financial statements. Please refer to Item 1A. Risk Factors for an additional Risk Factor added by the Company regarding COVID-19.

Note 2 – Contract Assets and Contract Liabilities

On January 1, 2018 the Company adopted the accounting standard ASC 606 and all the related amendments (the “revenue standard”) to all applicable contracts using the modified retrospective method. Applicable contracts did not include contracts considered substantially complete. Contracts that were modified before the beginning of the earliest period presented were not retrospectively restated. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price as of the date of adoption. Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, results of operations and cash flows.

The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	March 31, 2020	December 31, 2019	$ Change
Contract assets (1)	$19,841,766	$9,321,368	$10,520,398
Contract liabilities (2)	(1,288,535)	(1,008,679)	(279,856)
Net contract assets	$18,553,231	$8,312,689	$10,240,542
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

The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the three months ended March 31, 2020:

$ Change
Cumulative adjustment due to changes in contract values (1)	$1,009,673
Cumulative adjustment due to changes in estimated costs at completion	(515,157)
Revenue recognized in the period	33,822,038
Amounts reclassified to receivables	(23,737,080)
Impairment of contract assets (2)	(338,932)
Total	$10,240,542
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

For the three months ended March 31, 2020, $0.4 million of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2019.

Note 3 – Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted as a response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes modifications for net operating loss carrybacks and carryforwards, limitations of business interest expense for tax, immediate refund of alternative minimum tax credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017 for qualified improvement property. Specifically, the CARES Act allows corporate taxpayers to carryback net operating losses originating during 2018 through 2020 for up to five years when the maximum tax rate was 35%. The enactment of the CARES Act has resulted in a material benefit to the Company’s income tax provision for the three months ended March 31, 2020.

The ultimate impact of the CARES Act may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The Company will continue to assess the impact that various provisions will have on its business.

The following table presents the provision for income tax and the effective tax rates from continuing operations for the dates as indicated:

	Three Months Ended March 31,
	2020	2019
Income tax provision	$(105,914)	$827,264
Effective income tax rate	(7.7)%	31.7%

Prior to the enactment of the CARES Act, the Company’s expected tax rate for the year ending December 31, 2020, which was calculated based on the estimated annual operating results for the year, was 29.6%. However, due to the favorable impact of discrete items of 4.8%, the majority of which are related to the CARES Act, the resulting expected annual rate is 24.8%. The expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes, offset by the discrete items.

The Company’s effective tax rate for the three months ended March 31, 2020 was (7.7)% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the full impact of discrete items totaling $513,000 recorded in the first quarter of 2020. The discrete items were recorded in connection with the net operating loss carryback provisions of the CARES Act and to a lesser extent a state mandated income tax refund. The effective tax rate is lower than the expected annual tax rate of 24.8% due to the full impact of discrete items reported in the first quarter of 2020 which will reduce over the year. The effective tax rate for the three months ended March 31, 2019 was 31.7% which differed from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The decrease in the 2020 expected tax rate when compared to 2019 is attributable to a decrease in the 2020 estimated nondeductible expenses and the effects of the CARES Act.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which establishes the recognition requirements. Deferred tax assets and liabilities are recognized for the future tax effects attributable to temporary differences and carryforwards between the consolidated financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of March 31, 2020, the Company’s deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by deferred tax assets, largely comprised of state bonus depreciation carryovers, accrued vacation, inventory adjustments, accrued remediation costs and accrued workers’ compensation claims. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of March 31, 2020 is approximately $3.1 million.

The Company has gross unrecognized tax benefits of $4,000 as of both March 31, 2020 and December 31, 2019. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2015 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $0.5 million as of both March 31, 2020 and December 31, 2019. No change to the provision was required for either of the three months ended March 31, 2020 or 2019.

The remaining balance of the accrued remediation costs as of March 31, 2020 mainly represents estimated future charges for EPA response costs, monitoring of the property, and legal costs. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 5 – Notes Payable and Other Long-Term Debt

Notes Payable

The following table presents the balances of notes payable as of the dates indicated:

				Interest Rates
Truist Bank	Maturity Date	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Working Capital Loan	November 28, 2021	$10,000,000	—	2.75%	—%
$38.2 Million Equipment Loan	March 9, 2024	30,294,000	32,244,000	2.75%	3.52%
$ 4.5 Million Equipment Loan	March 7, 2024	4,500,000	—	2.75%	—%
Total notes payable		44,794,000	32,244,000
Less unamortized debt issuance costs		63,672	71,577
Total notes payable, net		44,730,328	32,172,423
Less current portion of notes payable, net		8,895,427	7,769,497
Notes payable net, less current portion		$35,834,901	$24,402,926

As of March 31, 2020, the Company, and the Company’s wholly owned subsidiaries Southeast Power Corporation (“Southeast Power”), Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated May 24, 2018 (the “2018 Master Loan Agreement”), with Branch Banking and Trust Company, now known as Truist Bank (the “Bank”), as amended on March 7, 2019 by the First Amendment to the 2018 Master Loan Agreement (the “Amendment”), and on December 6, 2019 by the Note Modification Agreement and related Addendum to Note Modification to the 2018 Master Loan Agreement (collectively, the “Ancillary Loan Document”).

As of March 31, 2020, the Company, the Debtors and the Bank were parties to the Working Capital Loan, evidenced by a promissory note and a series of related ancillary agreements with the Bank, under the 2018 Master Loan Agreement and the Amendment, that has a maximum principal amount of $23.0 million. On March 23, 2020, the Company drew $10.0 million from its Working Capital Loan to enhance liquidity in view of the uncertainties caused by the COVID-19 pandemic. As of March 31, 2020, borrowings under the Working Capital Loan were $10.0 million. There were no borrowings under the Working Capital Loan as of December 31, 2019.

As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $0.6 million as of both March 31, 2020 and December 31, 2019.

As of March 31, 2020, the Company, the Debtors and the Bank were parties to a $38.2 Million Equipment Loan. Under the documentation related to the $38.2 Million Equipment Loan, principal payments of $598,000 plus accrued interest commenced on March 9, 2019 and continued monthly thereafter until and including the payment due on December 9, 2019. Thereafter, equal monthly principal payments of $650,000, plus accrued interest, commenced on January 9, 2020, and will continue monthly thereafter until the March 9, 2024 maturity date. Borrowings under the $38.2 Million Equipment Loan were $30.3 million as of March 31, 2020 and $32.2 million as of December 31, 2019.

As of March 31, 2020, the Company, the Debtors and the Bank were also parties to a $4.5 Million Equipment Loan. Under the documentation related to the $4.5 Million Equipment Loan, borrowings will be made only for the purchase of equipment currently held by the Company under master lease agreements and will not exceed the cost of the lease buy-out. Interest only payments on any amounts drawn commenced on April 7, 2019, and continued monthly through and including the payment due on March 7, 2020. Thereafter, principal payments of $93,750 plus accrued interest commenced on April 7, 2020, and will continue monthly thereafter until and including the payment due on March 7, 2024. As of March 31, 2020, the borrowings under the $4.5 Million Equipment Loan were $4.5 million, which amount was drawn on March 2, 2020. There were no borrowings under the $4.5 Million Equipment Loan as of December 31, 2019.

As of March 31, 2020, all loan agreements between the Debtors and the Bank, under the 2018 Master Loan Agreement, the Amendment, and the Ancillary Loan Document are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.

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

Note 6 – Commitments and Contingencies

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of March 31, 2020, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $51.0 million.

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

Legal Proceedings

The Company is involved in various legal claims arising in the ordinary course of business. The Company has concluded that the ultimate disposition of these matters should not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. The Company expenses legal fees as incurred.

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

As of March 31, 2020 and 2019, the Company had no common stock equivalents. For both the three months ended March 31, 2020 and 2019 the computation of the weighted average number of common stock shares outstanding excludes 3,291,238 shares of Treasury Stock.

Note 8 – ASC 606 Revenue Recognition and Significant Accounting Policies Disclosures

On January 1, 2018, the Company adopted the revenue standard ASC 606 and all the related amendments (the “revenue standard”). Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on its financial position, results of operations and cash flows. Upon adoption the Company concluded that the cumulative effect of initially applying the revenue standard was immaterial and consequently did not record an adjustment to the opening balance of retained earnings.

The Company’s significant accounting policies are detailed in “Note 1: Organization and Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s accounting policies as a result of adopting the revenue standard are discussed below.

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

The following table disaggregates the Company’s revenue for the dates indicated:

	Three Months Ended March 31,
	2020	2019
Electrical construction operations (1)
Southeast	$19,376,187	$19,350,874
mid-Atlantic	10,415,045	12,053,703
Texas-Southwest	12,490,180	9,540,921
Other electrical construction (2)	783,980	441,820
Total electrical construction operations	43,065,392	41,387,318
Real estate development operations	1,774,116	6,092,938
Total revenue	$44,839,508	$47,480,256
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of March 31, 2020 is $81.6 million. Of this total, $71.3 million is expected to be satisfied within the next twelve months and the remaining balance of $10.3 million is expected to be satisfied thereafter.

Note 9 – Customer Concentration

For the three months ended March 31, 2020 and 2019, the three largest customers accounted for 44.9% and 55.7%, respectively, of the Company’s total revenue.

Note 10 – Goodwill and Other Intangible Assets

The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		March 31, 2020			December 31, 2019
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407
Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(266,668)	$373,332	$640,000	$(256,001)	$383,999
Customer relationships	20	350,000	(109,375)	240,625	350,000	(105,000)	245,000
Non-competition agreement	5	10,000	(10,000)	—	10,000	(10,000)	—
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(399,843)	$613,957	$1,013,800	$(384,801)	$628,999

Amortization of definite-lived intangible assets will be approximately $60,000 annually for 2020 through 2025.

Note 11 – Leases

In February 2016, the FASB issued ASU 2016-02, ASC 842 Leases to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). On January 1, 2019, the Company adopted the accounting pronouncement issued using the modified retrospective method. The Company elected the “package of practical expedients” permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components. Adoption of the new standard resulted in the recording of additional operating lease right-of-use assets and operating lease liabilities of approximately $4.3 million and $4.3 million, respectively, as of January 1, 2019. The adoption of this standard did not impact the Company’s retained earnings, liquidity, results of operations or its compliance with its debt covenants. The Company modified existing controls and processes to support the adoption of the new lease accounting standard that the Company adopted as of January 1, 2019.

From time to time, the Company enters into leases primarily for the electrical construction operation’s equipment needs and to a lesser extent office facilities. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of equipment rather than purchasing them. The Company’s leases have remaining terms ranging from months to seven years, some of which may include options to extend the lease term. Currently, all of the Company’s leases contain fixed payment terms. Additionally, all of our month-to-month leases are cancelable by the Company, at any time and are not included in our right-of-use asset or liability. At March 31, 2020, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company has concluded that it is not reasonably certain that such options will be exercised as the Company does not currently have a compelling economic reason to exercise the options. However, the Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Financing Leases

The Company currently does not have any leases that are classified as financing leases under ASC 842 Leases.

Operating Lease Right-of-Use Assets

Operating lease right-of-use assets are reported under “Operating lease right-of-use assets,” on the Company’s consolidated balance sheet. The current portion operating lease liabilities are reported under “Current portion of operating lease liability” and the non-current portion is reported under “Other accrued liabilities,” respectively on the Company’s consolidated balance sheet. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate, by estimating the Company’s incremental borrowing rate, at the lease commencement date. The majority of the operating lease right-of-use assets are for equipment used in the Company’s electrical construction operations. The incremental borrowing rate used for these leases is based on the interest rate of the outstanding notes payable at the date of lease execution, which reflects the rate the Company would incur to finance the equipment. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following table presents a summary of the Company’s lease assets and lease liabilities as of the dates indicated:

	Classification	March 31, 2020	December 31, 2019
Lease Assets
Operating lease assets	Operating lease right-of-use assets	$10,532,835	$6,861,099

Lease Liabilities
Current operating lease liabilities	Current portion of operating lease liability	$2,210,264	$1,880,957
Non-current operating lease liabilities	Other accrued liabilities	8,424,697	4,987,088
Total lease liabilities		$10,634,961	$6,868,045

The total weighted-average incremental borrowing rate and remaining lease term for the Company’s operating leases was 3.67% and 5.88 years, respectively, as of March 31, 2020. Operating lease costs for the three months ended March 31, 2020 were $0.7 million, which approximate the cash payments for this period.

The following table presents the Company’s maturity analysis of its operating lease liabilities as of the date indicated:

March 31, 2020
2020	$1,755,204
2021	1,964,927
2022	1,890,828
2023	1,847,400
2024 and beyond	4,384,356
Total lease payments	$11,842,715
Less: interest	(1,207,754)
Present value of lease liabilities	$10,634,961

Note 12 – Business Segment Information

Segment

The Company is currently involved in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any inter-segment sales have been eliminated.

The following table sets forth certain segment information for the dates indicated:

	Three Months Ended March 31,
	2020	2019
Continuing Operations
Revenue
Electrical construction	$43,065,392	$41,387,318
Real estate development	1,774,116	6,092,938
Total revenue	$44,839,508	$47,480,256
Operating expenses
Electrical construction	$40,363,663	$38,353,612
Real estate development	1,511,546	4,888,792
Corporate	1,364,603	1,322,811
Total operating expenses	$43,239,812	$44,565,215
Operating income (loss)
Electrical construction	$2,701,729	$3,033,706
Real estate development	262,570	1,204,146
Corporate	(1,364,603)	(1,322,811)
Total operating income	$1,599,696	$2,915,041
Other (expenses) income, net
Electrical construction	$(256,328)	$(324,313)
Real estate development	—	(4,852)
Corporate	30,693	21,009
Total other expenses, net	$(225,635)	$(308,156)
Net income (loss) before taxes
Electrical construction	$2,445,401	$2,709,393
Real estate development	262,570	1,199,294
Corporate	(1,333,910)	(1,301,802)
Total net income before taxes	$1,374,061	$2,606,885
Capital Expenditures
Electrical construction	$4,974,021	$11,642,297
Real estate development	139	—
Corporate	47,782	723,884
Total	$5,021,942	$12,366,181
Depreciation and Amortization
Electrical construction	$2,856,206	$2,552,235
Real estate development	8,289	5,674
Corporate	28,317	23,170
Total	$2,892,812	$2,581,079

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

The following table sets forth assets by segment as of the dates indicated:

Assets	March 31, 2020	December 31, 2019
Electrical construction	$120,847,274	$111,064,071
Real estate development	6,916,753	7,578,440
Corporate	21,417,759	10,724,667
Total	$149,181,786	$129,367,178

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed-price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; global pandemics; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a provider of electrical construction services, primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. To a lesser extent we are a developer of real estate residential properties on the east coast of Central Florida. We report our results under two reportable segments, electrical construction and real estate development. For the three months ended March 31, 2020, our total consolidated revenue was $44.8 million, a 5.6% decrease from $47.5 million in the same period in 2019.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the three months ended March 31, 2020 and 2019, three of our customers accounted for approximately 44.9% and 55.7% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.

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

To date COVID-19 has not materially effected our electrical construction operations. We have adopted industry best practices to protect both our field workers and office administrative personnel, such as allowing administrative employees to work remotely from home whenever possible. There have been no changes to the nature of our controls, processes or procedures as a result of administrative personnel working remotely. We cannot predict with any certainty the future effects of a prolonged epidemic on our nation's economy, our utility customers or our electrical construction projects. With respect to our residential real estate construction activities, which represent a very small portion of our business, we anticipate that the economic uncertainties and damage caused by the pandemic may dampen customer demand for new units. Please refer to Item 1A. Risk Factors for an additional Risk Factor we added regarding COVID-19.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, particularly those related to electrical construction contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our management has discussed the selection and development of our critical accounting policies, estimates, and related disclosures with the Audit Committee of the Board of Directors.

Revenue Recognition

Our significant accounting policies are detailed in “Note 1: Organization and Summary of Significant Accounting Policies” within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $0.6 million as of March 31, 2020 and $0.3 million as of December 31, 2019. The accrued contract losses as of March 31, 2020 resulted from weather and unexpected construction issues. The accrued contract losses as of December 31, 2019 are mainly attributable to transmission projects experiencing unexpected construction issues.

The following table disaggregates our revenue for the dates indicated:

	Three Months Ended March 31,
	2020	2019
Electrical construction operations (1)
Southeast	$19,376,187	$19,350,874
mid-Atlantic	10,415,045	12,053,703
Texas-Southwest	12,490,180	9,540,921
Other electrical construction (2)	783,980	441,820
Total electrical construction operations	43,065,392	41,387,318
Real estate development operations	1,774,116	6,092,938
Total revenue	$44,839,508	$47,480,256
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of March 31, 2020 is $81.6 million. Of this total, $71.3 million is expected to be satisfied within the next twelve months and the remaining balance of $10.3 million is expected to be satisfied thereafter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

The following table presents our segment operating income from continuing operations for the three months ended March 31, 2020 and 2019:

	2020	2019
Electrical construction
Revenue	$43,065,392	$41,387,318
Operating expenses
Costs of goods sold	36,472,260	35,292,012
Selling, general and administrative	966,809	535,535
Depreciation and amortization	2,856,206	2,552,235
Loss (gain) on sale of property and equipment	68,388	(26,170)
Total costs and expenses	40,363,663	38,353,612
Operating income	$2,701,729	$3,033,706

Real estate development
Revenue	$1,774,116	$6,092,938
Operating expenses
Costs of goods sold	1,203,075	4,189,654
Selling, general and administrative	300,182	693,464
Depreciation and amortization	8,289	5,674
Total costs and expenses	1,511,546	4,888,792
Operating income	$262,570	$1,204,146

Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the three months ended March 31, 2020 was $44.8 million, a decrease of $2.6 million, or 5.6%, from $47.5 million for the same period in 2019. The decrease in revenue was attributable to a decrease in real estate development revenue, partially offset by an increase in electrical construction revenue.

Electrical construction operations revenue was $43.1 million, an increase of $1.7 million, or 4.1%, from $41.4 million for the same period in 2019. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the Texas-Southwest region of $2.9 million partially offset by decreases in the mid-Atlantic region of $1.6 million. The increases in the Texas-Southwest region were primarily due to continued growth in master service agreement (“MSA”) project activity including service line expansion. The decreases in the mid-Atlantic region were due to decreases in non-MSA customer project activity for the three months ended March 31, 2020, compared to the same period in 2019.

Revenue from real estate development operations decreased to $1.8 million for the three months ended March 31, 2020 from $6.1 million in the same period in 2019, due to the decrease in the number of units sold and the timing of completion of units available for sale.

Backlog

Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.

The following table presents our total backlog as of March 31, 2020 and 2019 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. When awarded, our MSA initial terms range from two to seven years. The existing MSAs include two one-year renewals with certain customers, representing $108.2 million, or 27.9% of our total estimated MSA backlog as of March 31, 2020.

	March 31, 2020		March 31, 2019
Electrical Construction	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$74,924,104	$85,220,310	$41,955,472	$41,955,472
Estimated MSAs	98,242,662	387,789,892	57,048,120	166,256,453
Total	$173,166,766	$473,010,202	$99,003,592	$208,211,925
______________________________________
(1) Amount includes firm contract awards under MSA agreements.

Our total backlog as of March 31, 2020 increased $264.8 million, or 127.2% to $473.0 million, compared to $208.2 million as of March 31, 2019. The increase in total backlog is due to the increase in the total amount of estimated MSA work, primarily attributable to the award of four new MSAs, two of which are from new MSA customers.

Our 12-month backlog as of March 31, 2020 increased 74.9% to $173.2 million, from $99.0 million as of March 31, 2019, mainly due to the increase in firm MSA project activity, as well as an increase in the amount of estimated MSA work attributable to the award of new MSAs.

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

As of March 31, 2020 and 2019, estimated MSAs accounted for approximately 82.0% and 79.8% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and we believe provide improved operating efficiencies.

Reconciliation of Electrical Construction Backlog to our Remaining Unsatisfied Performance Obligation

The following table presents a reconciliation of our total backlog as of March 31, 2020 to our remaining unsatisfied performance obligation as defined under GAAP:

March 31, 2020
Total backlog	$473,010,202
Estimated MSAs	(387,789,892)
Estimated firm (1)	(3,579,073)
Total unsatisfied performance obligation	$81,641,237
______________________________________
(1) Represents estimated backlog contract value as of March 31, 2020, on projects awarded.

Backlog is a non-GAAP financial measure however it is a common measurement used in our industry. We believe this measure enables management to more effectively forecast our future capital needs and results and better identify future operating trends that may not otherwise be apparent. We believe this measure is also useful for investors in forecasting our future results and comparing us to our competitors. While we believe that our methodology of calculation is appropriate, such methodology may not be comparable to that employed by some other companies. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog.

The amount of backlog differs from the amount of our remaining unsatisfied performance obligations partially satisfied as of March 31, 2020 and as described in note 8 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.

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

Operating Results

Total operating income for the three months ended March 31, 2020 was $1.6 million, a decrease of $1.3 million, or 45.1%, from $2.9 million for the same period in 2019. This decrease was primarily attributable to lower real estate development gross profit and higher depreciation expenses, partially offset by higher electrical construction gross profit.

Gross margin on electrical construction operations for the three months ended March 31, 2020 grew to 15.3%, from 14.7% for the same period in 2019. The increase in gross margin was primarily attributable to the expansion of our service lines in the Texas-Southwest region. Also contributing to the increase in gross margin was higher foundation construction activity with improved margins across multiple service regions. These increases were partially offset by lower transmission project activity in both our Southeast and mid-Atlantic regions, due to lower crew capacity in the Southeast and delays in the start-up of a newly awarded MSA in the mid-Atlantic region.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the three months ended March 31, 2020 increased to 32.2%, from 31.2% for the same period in 2019. This increase was due to the amount and type of units sold in the three months ended March 31, 2020 when compared to the same period in 2019.

Such gross margin represents real estate revenue less real estate costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and gains or losses on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended March 31, 2020 and 2019:

	2020	2019
Net income (GAAP as reported)	$1,479,975	$1,779,621
Interest expense, net of amount capitalized	285,849	351,992
Provision for income taxes	(105,914)	827,264
Depreciation and amortization (1)	2,892,812	2,581,079
EBITDA	$4,552,722	$5,539,956
______________________________________
(1) Depreciation and amortization includes depreciation on property, plant and equipment and amortization of finite-lived intangible assets.

EBITDA, a non-GAAP performance measure used by management, is defined as net income plus: interest expense, provision for income taxes and depreciation and amortization, as shown in the table above. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our consolidated financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

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

Costs and Expenses

Total costs and expenses decreased by $1.3 million to $43.2 million for the three months ended March 31, 2020, from $44.6 million for the same period in 2019, commensurate with the lower level of real estate development operations, offset by increases in electrical construction cost of goods sold, higher depreciation and selling, general and administrative expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2020 and 2019:

	2020	2019
Electrical construction	$966,809	$535,535
Real estate development	300,182	693,464
Corporate	1,336,217	1,299,322
Total	$2,603,208	$2,528,321

SG&A expenses increased 3.0% to $2.6 million for the three months ended March 31, 2020, from $2.5 million for the same period in 2019. This increase was mainly attributable to increases in electrical construction SG&A, due to a one-time severance charge. Also contributing to the increase were increases in corporate SG&A due to higher legal expenses partially offset by decreases in real estate development selling expenses and lower corporate executive accrued bonus expense for the three months ended March 31, 2020, when compared to the same period in 2019. As a percentage of revenue, SG&A expenses increased to 5.8% for the three months ended March 31, 2020, from 5.3% for the same period in 2019, due primarily to the aforementioned decrease in revenue.

The following table sets forth depreciation and amortization expense for the three months ended March 31, 2020 and 2019:

	2020	2019
Electrical construction	$2,856,206	$2,552,235
Real estate development	8,289	5,674
Corporate	28,317	23,170
Total	$2,892,812	$2,581,079

Depreciation and amortization expense, which includes $0.02 million of amortization expense for intangibles, increased $0.3 million, or 12.1%, to $2.9 million for the three months ended March 31, 2020, from $2.6 million for the three months ended March 31, 2019, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended March 31, 2020 and 2019:

	2020	2019
Income tax provision	$(105,914)	$827,264
Effective income tax rate	(7.7)%	31.7%

Prior to the enactment of the CARES Act, our expected tax rate for the year ending December 31, 2020, which was calculated based on our estimated annual operating results for the year, was 29.6%. However, due to the favorable impact of discrete items of 4.8%, the majority of which are related to the CARES Act, our resulting expected annual rate is 24.8%. Our expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes, offset by the discrete items.

Our effective tax rate for the three months ended March 31, 2020 was (7.7)% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the full impact of discrete items totaling $513,000 recorded in the first quarter of 2020. The discrete items were recorded in connection with the net operating loss carryback provisions of the CARES Act and to a lesser extent a state mandated income tax refund. Our effective tax rate is lower than our expected annual tax rate of 24.8% due to the full impact of discrete items reported in the first quarter of 2020 which will reduce over the year. Our effective tax rate for the three months ended March 31, 2019 was 31.7% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The decrease in our 2020 expected tax rate when compared to 2019 is attributable to a decrease in the 2020 estimated nondeductible expenses and the effects of the CARES Act.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of March 31, 2020, we had cash and cash equivalents of $27.0 million and working capital of $47.2 million, as compared to cash and cash equivalents of $23.3 million, and working capital of $36.7 million as of December 31, 2019.

In addition to cash flow from operations, we have a $23.0 million revolving line of credit, of which $12.4 million was available for borrowing as of March 31, 2020. This revolving line of credit is used as a Working Capital Loan, as discussed in note 5 to the consolidated financial statements. As a credit guarantor to Truist Bank, we are contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit related to workers’ compensation. The amount of this letter of credit was $0.6 million as of both March 31, 2020 and December 31, 2019 and is deducted from the amount available for borrowing under the Working Capital Loan.

We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis

The following table presents our net cash flows for each of the three months ended March 31, 2020 and 2019:

	2020	2019
Net cash (used in) provided by operating activities	$(3,925,704)	$2,475,095
Net cash used in investing activities	(4,920,682)	(12,272,817)
Net cash provided by financing activities	12,550,000	13,458,988
Net increase in cash and cash equivalents	$3,703,614	$3,661,266

Operating Activities

Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.

Cash used in our operating activities totaled $3.9 million for the three months ended March 31, 2020, compared to cash provided by operating activities of $2.5 million for the same period in 2019. The decrease in cash flows from operating activities was approximately $6.4 million and was mainly due to the changes in our residential properties under construction, which totaled a decrease of $6.0 million, and the changes in our costs and estimated earnings in excess of billings on uncompleted contracts, which totaled a decrease of $8.3 million. These decreases were partially offset by the changes in our accounts receivable and accrued billings, which totaled an increase of $7.0 million. Operating cash flows normally fluctuate relative to the needs of our electrical construction and real estate development projects.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2020, was $4.9 million, compared to cash used in investing activities of $12.3 million for the same period in 2019. The decrease in cash used in our investing activities for the three months ended March 31, 2020, when compared to 2019, is primarily attributable to the decrease in capital expenditures. Capital expenditures for the three months ended March 31, 2020 were $5.0 million, compared to capital expenditures of $12.4 million for the same period in 2019. Our capital spending for the three months ended March 31, 2020 of $5.0 million includes assets placed in service in 2019, but not paid until 2020 totaling $0.1 million. Our capital spending for the three months ended March 31, 2019 of $12.4 million includes assets placed in service in 2018, but not paid until 2019 totaling $2.5 million. Our capital spending for 2020 is expected to total approximately $13.7 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. The majority of our capital budget is for continued expansion and upgrading of our fleet, conversion of leases and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2020, was $12.6 million, compared to cash provided by financing activities of $13.5 million for the same period in 2019. Our financing activities for the current period consisted of borrowings of $10.0 million on our Working Capital Loan, borrowings of $4.5 million on our $4.5 Million Equipment Loan and repayments of $2.0 million on our $38.2 Million Equipment Loan (as these loans are defined in note 5 to the consolidated financial statements). Our financing activities for the three months ended March 31, 2019 consisted of borrowings of $15.5 million and repayments of $1.8 million on our $38.2 Million Equipment Loan (as defined in note 5 to the consolidated financial statements) and repayments of $28,000 on our other long-term debt, as well as debt issuance costs of $58,000. Our financing activities for the three months ended March 31, 2019, also included the repurchase of 67,709 shares of common stock totaling $161,000.

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

For the quarters ended March 31, 2020 and 2019, our DSO for accounts receivable and accrued billings were 46 and 59, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 42 and 31, respectively. The increase in our DSO for costs and estimated earnings in excess of billings and the decrease in our DSO for accounts receivable for the quarter ended March 31, 2020, when compared to the same quarterly period in 2019, was mainly due to the timing of project billings and cash collections. As of May 1, 2020, we have received approximately 78.4% of our March 31, 2020 outstanding trade accounts receivable and have billed 51.6% of our costs and estimated earnings in excess of billings balance.

Income Taxes Paid

There were no income tax payments for either the three months ended March 31, 2020 or 2019 due to the timing of filing extensions for federal and state income tax returns.

Debt Covenants

Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $2.0 million in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long-term debt), interest expense and rental expense. We were in compliance with all of our covenants as of March 31, 2020.

The following are computations of these most significant financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	March 31, 2020
Tangible net worth minimum	$20,000,000	$66,935,365
Outside debt not to exceed	$2,000,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.50 : 1.00	1.22 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.30 : 1.00	2.37 : 1.00

Forecast

We anticipate our cash on hand and cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures, for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to: a decline in demand for electrical construction services, general economic conditions, heightened competition, availability of construction materials, increased interest rates, adverse weather conditions and any adverse effects of the COVID-19 pandemic.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including John H. Sottile, our Chief Executive Officer (“CEO”), and Stephen R. Wherry, our Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based upon this evaluation, our management, including our CEO and our CFO, concluded that our disclosure controls and procedures were effective, as of March 31, 2020, at the reasonable assurance level.

Changes in internal control

Our management, with the participation of our CEO and CFO, is responsible for evaluating changes in our internal control over financial reporting that occurred during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our operations and results could be adversely affected by the global pandemic COVID-19

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Although some of the restrictions are beginning to be lifted in some states, many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•	the decline in customer demand as a result of general decline in business activity;

•

the destabilization of the markets and decline in business activity negatively impacting our customer growth in the number of customers in our services territory as well as our customers’ ability to pay for our services when due (or at all);

•	delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including construction permits;
•	delay or inability to procure essential equipment, supplies or materials in adequate quantities and at acceptable prices;
•

difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and

•	negative impacts on the health of our labor force, including subcontractors.

The rapid development and fluidity of this situation means we are unable to predict the impact that COVID-19 will have on our consolidated financial statements in future periods. Nevertheless, COVID-19 presents material uncertainty which could adversely and materially affect our results of operations, financial condition and cash flows. We are closely monitoring our efforts to manage the impact of the pandemic on all aspects of our business, results of operation and consolidated financial statements.

To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our customer concentration and their spending patterns and the availability of skilled labor.

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

Dated: May 6, 2020		THE GOLDFIELD CORPORATION

	By:	/s/ JOHN H. SOTTILE
John H. Sottile
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Senior Vice President, Chief Financial
Officer, Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)