Form 10-Q
period 2020-06-30
GOLDFIELD CORP
filed 2020-08-06
CIK 42316

fn

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the Registrant’s Common Stock outstanding as of August 3, 2020 was 24,522,534.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	GV	NYSE American

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$27,721,070	$23,272,156
Accounts receivable and accrued billings	22,861,493	23,930,655
Costs and estimated earnings in excess of billings on uncompleted contracts	20,270,178	9,321,368
Income taxes receivable	1,301,063	1,482,618
Residential properties under construction	648,426	2,060,364
Prepaid expenses	1,738,133	924,733
Other current assets	416,943	46,186
Total current assets	74,957,306	61,038,080
Property, buildings and equipment, at cost, net of accumulated depreciation of $57,189,335 in 2020 and $51,904,568 in 2019	58,616,447	55,073,579
Deferred charges and other assets
Land and land development costs	4,633,990	5,060,581
Cash surrender value of life insurance	541,425	543,433
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $414,884 in 2020 and $384,801 in 2019	598,916	628,999
Operating lease right-of-use assets	16,716,244	6,861,099
Other assets	90,000	60,000
Total deferred charges and other assets	22,681,982	13,255,519
Total assets	$156,255,735	$129,367,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$15,561,056	$13,881,277
Billings in excess of costs and estimated earnings on uncompleted contracts	689,393	731,492
Current portion of operating lease liability	3,367,470	1,880,957
Current portion of notes payable, net	8,894,368	7,769,497
Accrued remediation costs	78,295	75,545
Total current liabilities	28,590,582	24,338,768
Deferred income taxes	9,780,523	9,008,765
Accrued remediation costs, less current portion	392,265	398,877
Notes payable, less current portion, net	33,613,271	24,402,926
Other accrued liabilities	13,766,899	5,047,088
Total liabilities	86,143,540	63,196,424
Commitments and contingencies (notes 4 and 6)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued; 24,522,534 shares outstanding in 2020 and in 2019	2,781,377	2,781,377
Additional paid-in capital	18,481,683	18,481,683
Retained earnings	52,289,239	48,347,798
Treasury stock, 3,291,238 shares in 2020 and in 2019, at cost	(3,440,104)	(3,440,104)
Total stockholders’ equity	70,112,195	66,170,754
Total liabilities and stockholders’ equity	$156,255,735	$129,367,178

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Electrical construction	$46,672,618	$39,204,368	$89,738,010	$80,591,687
Real estate development	1,111,547	5,175,851	2,885,663	11,268,788
Total revenue	47,784,165	44,380,219	92,623,673	91,860,475
Costs and expenses
Electrical construction	37,929,501	33,516,400	74,401,761	68,808,411
Real estate development	740,110	4,139,420	1,943,185	8,329,075
Selling, general and administrative	2,344,358	2,342,561	4,947,564	4,870,883
Depreciation and amortization	3,001,503	2,738,483	5,894,314	5,319,562
(Gain) loss on sale of property and equipment	(39,711)	(6,216)	28,747	(32,067)
Total costs and expenses	43,975,761	42,730,648	87,215,571	87,295,864
Total operating income	3,808,404	1,649,571	5,408,102	4,564,611
Other income (expense), net
Interest income	6,273	31,218	29,694	42,770
Interest expense, net of amount capitalized	(260,206)	(411,562)	(546,057)	(763,553)
Other income, net	46,211	32,252	83,004	64,536
Total other expense, net	(207,722)	(348,092)	(433,359)	(656,247)
Income before income taxes	3,600,682	1,301,479	4,974,743	3,908,364
Income tax provision	1,139,216	482,357	1,033,302	1,309,621
Net income	$2,461,466	$819,122	$3,941,441	$2,598,743
Net income per share of common stock — basic and diluted	$0.10	$0.03	$0.16	$0.11
Weighted average shares outstanding — basic and diluted	24,522,534	24,522,534	24,522,534	24,524,339

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$3,941,441	$2,598,743
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,894,314	5,319,562
Amortization of debt issuance costs	16,466	14,698
Deferred income taxes	771,758	1,138,701
Loss (gain) on sale of property and equipment	28,747	(32,067)
Other losses	2,008	1,724
Changes in operating assets and liabilities
Accounts receivable and accrued billings	1,069,162	(243,815)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,948,810)	(3,240,062)
Residential properties under construction	1,411,938	7,671,759
Real estate inventory	(242,895)	(1,026,968)
Income taxes receivable	181,555	(234,111)
Prepaid expenses and other assets	(971,262)	(65,920)
Land and land development costs	426,591	62,158
Accounts payable and accrued liabilities	1,112,413	(427,817)
Operating leases	321,179	(49,726)
Billings in excess of costs and estimated earnings on uncompleted contracts	(42,099)	71,495
Accrued remediation costs	(3,862)	(15,541)
Net cash provided by operating activities	2,968,644	11,542,813
Cash flows from investing activities
Proceeds from disposal of property and equipment	146,760	253,789
Purchases of property, buildings and equipment	(8,985,240)	(14,335,772)
Net cash used in investing activities	(8,838,480)	(14,081,983)
Cash flows from financing activities
Purchases of treasury stock	—	(161,285)
Proceeds from notes payable	14,500,000	15,500,000
Repayments on notes payable	(4,181,250)	(8,588,000)
Other long-term debt repayments	—	(56,097)
Debt issuance costs	—	(57,883)
Net cash provided by financing activities	10,318,750	6,636,735
Net increase in cash and cash equivalents	4,448,914	4,097,565
Cash and cash equivalents at beginning of the period	23,272,156	11,402,353
Cash and cash equivalents at end of the period	$27,721,070	$15,499,918
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$552,924	$735,292
Income taxes paid, net	$79,989	$405,000
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$721,544	$224,166
Equipment funded by other long-term debt	$—	$241,502
Right-of-use asset obtained in exchange for operating lease obligations	$11,080,647	$3,490,319

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended June 30, 2020
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of March 31, 2020	27,813,772	$2,781,377	$18,481,683	$49,827,773	$(3,440,104)	$67,650,729
Net income				2,461,466		2,461,466
Balance as of June 30, 2020	27,813,772	$2,781,377	$18,481,683	$52,289,239	$(3,440,104)	$70,112,195

Three Months Ended June 30, 2019
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of March 31, 2019	27,813,772	$2,781,377	$18,481,683	$43,400,812	$(3,440,104)	$61,223,768
Net income				819,122		819,122
Balance as of June 30, 2019	27,813,772	$2,781,377	$18,481,683	$44,219,934	$(3,440,104)	$62,042,890

Six Months Ended June 30, 2020
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2019	27,813,772	$2,781,377	$18,481,683	$48,347,798	$(3,440,104)	$66,170,754
Net income				3,941,441		3,941,441
Balance as of June 30, 2020	27,813,772	$2,781,377	$18,481,683	$52,289,239	$(3,440,104)	$70,112,195

Six Months Ended June 30, 2019
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2018	27,813,772	$2,781,377	$18,481,683	$41,621,191	$(3,278,819)	$59,605,432
Repurchase of stock					(161,285)	(161,285)
Net income				2,598,743		2,598,743
Balance as of June 30, 2019	27,813,772	$2,781,377	$18,481,683	$44,219,934	$(3,440,104)	$62,042,890

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies

Overview

The Goldfield Corporation (the “Company”) was incorporated in Wyoming in 1906 and subsequently reincorporated in Delaware in 1968. The Company’s principal line of business is the construction of electrical infrastructure for the utility industry and industrial customers. The Company is also engaged in real estate development operations. The principal market for the Company’s electrical construction operation is primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. The Company’s real estate development operation is along the east coast of Central Florida.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020 and December 31, 2019, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers whom the Company considers creditworthy based on timely collection history and other considerations.

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company’s carrying value of long-term notes payable are estimated by management to approximate fair value since the interest rates prescribed by Truist Bank are variable market interest rates and are adjusted periodically, and as such, are classified as Level 2. The carrying value of cash surrender value of life insurance is considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.

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

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its land, land development costs or residential properties under construction carrying value for either of the three or six months ended June 30, 2020 and 2019.

Goodwill and Intangible Assets

Intangible assets with finite useful lives recorded in connection with a historical acquisition are amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2019, the Company assessed the recoverability of its long-lived assets and goodwill, by reviewing relevant events and circumstances to evaluate the qualitative factors in addition to the quantitative impairment test. As a result, there was no impairment of the carrying amounts of such assets. There were no events or changes in circumstances as of June 30, 2020 that would indicate that the carrying amounts may not be recoverable.

Reclassifications

Certain amounts associated with operating leases previously presented under the caption “Right-of-use asset amortization” on the Consolidated Statement of Cash Flows have been reclassified to “Operating leases” to conform to the change in the operating leases presentation on the Consolidated Statement of Cash Flows. This reclassification had no impact on the total amount of cash from operating activities for the six months ended June 30, 2019.

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

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In response to concerns about structural risks of interbank offered rates including the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable and less susceptible to manipulation. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts and other contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU, among other things, provides optional expedients and exceptions to applying certain U.S. generally accepted accounting principles requirements in order to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this accounting guidance.

COVID-19

The Company did not incur significant disruptions to its operations during the six months ended June 30, 2020 from COVID-19. At this time, the Company is unable to predict the impact that COVID-19 will have on its consolidated financial statements in future periods due to numerous uncertainties. The Company is closely monitoring its efforts to manage the impact of the pandemic on all aspects of the Company’s business and consolidated financial statements. Please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors for additional Risk Factors added by the Company regarding COVID-19.

Note 2 – Contract Assets and Contract Liabilities

The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	June 30, 2020	December 31, 2019	$ Change
Contract assets (1)	$20,270,178	$9,321,368	$10,948,810
Contract liabilities (2)	(784,741)	(1,008,679)	223,938
Net contract assets	$19,485,437	$8,312,689	$11,172,748
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

The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the six months ended June 30, 2020:

$ Change
Cumulative adjustment due to changes in contract values (1)	$1,444,985
Cumulative adjustment due to changes in estimated costs at completion	(858,676)
Revenue recognized in the period	72,882,569
Amounts reclassified to receivables	(62,477,969)
Impairment of contract assets (2)	181,839
Total	$11,172,748
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

For the six months ended June 30, 2020, $0.4 million of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2019.

Note 3 – Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted as a response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes modifications for net operating loss carrybacks and carryforwards, limitations of business interest expense for tax, immediate refund of alternative minimum tax credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017 for qualified improvement property. Specifically, the CARES Act allows corporate taxpayers to carryback net operating losses originating during 2018 through 2020 for up to five years when the maximum tax rate was 35%. The enactment of the CARES Act has resulted in a material benefit to the Company’s income tax provision for the six months ended June 30, 2020.

The ultimate impact of the CARES Act may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The Company will continue to assess the impact that various provisions will have on its business.

The following table presents the provision for income tax and the effective tax rates from continuing operations for the dates as indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax provision	$1,139,216	$482,357	$1,033,302	$1,309,621
Effective income tax rate	31.6%	37.1%	20.8%	33.5%

Prior to the enactment of the CARES Act, the Company’s expected tax rate for the year ending December 31, 2020, which was calculated based on the estimated annual operating results for the year, was 31.1%. However, due to the favorable impact of discrete items of 6.5%, the majority of which are related to the CARES Act, the resulting expected annual rate is 24.6%. The expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the discrete items.

The Company’s effective tax rate for the six months ended June 30, 2020 was 20.8% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the impact of discrete items totaling $516,000 recorded in the first quarter of 2020. The discrete items were recorded in connection with the net operating loss carryback provisions of the CARES Act and to a lesser extent a state mandated income tax refund. The effective tax rate is lower than the expected annual tax rate of 24.6% due to the impact of discrete items reported in the first quarter of 2020 which will reduce over the year. The effective tax rate for the three and six months ended June 30, 2019 was 37.1% and 33.5%, respectively, which differed from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The decrease in the 2020 expected tax rate when compared to 2019 is attributable to the effects of the CARES Act and other discrete items.

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

As of June 30, 2020, the Company’s deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by deferred tax assets, largely comprised of state bonus depreciation carryovers, accrued vacation, inventory adjustments, accrued remediation costs and lease liabilities, which are reduced by right-of-use assets. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of June 30, 2020 is approximately $3.2 million.

The Company has gross unrecognized tax benefits of $800 and $4,000 as of June 30, 2020 and December 31, 2019, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2015 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $0.5 million as of both June 30, 2020 and December 31, 2019. No change to the provision was required for either of the three or six months ended June 30, 2020 or 2019.

The remaining balance of the accrued remediation costs as of June 30, 2020 mainly represents estimated future charges for EPA response costs, monitoring of the property, and legal costs. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 5 – Notes Payable

The following table presents the balances of notes payable as of the dates indicated:

				Interest Rates
Truist Bank	Maturity Date	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Working Capital Loan	November 28, 2021	$10,000,000	—	1.99%	—%
$38.2 Million Equipment Loan	March 9, 2024	28,344,000	32,244,000	1.99%	3.52%
$ 4.5 Million Equipment Loan	March 7, 2024	4,218,750	—	1.99%	—%
Total notes payable		42,562,750	32,244,000
Less unamortized debt issuance costs		55,111	71,577
Total notes payable, net		42,507,639	32,172,423
Less current portion of notes payable, net		8,894,368	7,769,497
Notes payable net, less current portion		$33,613,271	$24,402,926

As of June 30, 2020, the Company, and the Company’s wholly owned subsidiaries Southeast Power Corporation (“Southeast Power”), Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated May 24, 2018 (the “2018 Master Loan Agreement”), with Branch Banking and Trust Company, now known as Truist Bank (the “Bank”), as amended on March 7, 2019 by the First Amendment to the 2018 Master Loan Agreement (the “Amendment”), and on December 6, 2019 by the Note Modification Agreement and related Addendum to Note Modification to the 2018 Master Loan Agreement (collectively, the “Ancillary Loan Document”).

As of June 30, 2020, the Company, the Debtors and the Bank were parties to the Working Capital Loan, evidenced by a promissory note and a series of related ancillary agreements with the Bank, under the 2018 Master Loan Agreement, the Amendment and the Ancillary Loan Document, that has a maximum principal amount of $23.0 million. On March 23, 2020, the Company drew $10.0 million from its Working Capital Loan to enhance liquidity in view of the uncertainties caused by the COVID-19 pandemic. As of June 30, 2020, borrowings under the Working Capital Loan were $10.0 million. There were no borrowings under the Working Capital Loan as of December 31, 2019.

As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit primarily related to workers’ compensation. The amount of this letter of credit was $0.7 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the Company, the Debtors and the Bank were parties to a $38.2 Million Equipment Loan. Under the documentation related to the $38.2 Million Equipment Loan, principal payments of $598,000 plus accrued interest commenced on March 9, 2019 and continued monthly thereafter until and including the payment due on December 9, 2019. Thereafter, equal monthly principal payments of $650,000, plus accrued interest, commenced on January 9, 2020, and will continue monthly thereafter until the March 9, 2024 maturity date. Borrowings under the $38.2 Million Equipment Loan were $28.3 million as of June 30, 2020 and $32.2 million as of December 31, 2019.

As of June 30, 2020, the Company, the Debtors and the Bank were also parties to a $4.5 Million Equipment Loan. Under the documentation related to the $4.5 Million Equipment Loan, borrowings were made only for the purchase of equipment held by the Company under master lease agreements and may not exceed the cost of the lease buy-out. Interest only payments on any amounts drawn commenced on April 7, 2019, and continued monthly through and including the payment due on March 7, 2020. Thereafter, principal payments of $93,750 plus accrued interest commenced on April 7, 2020, and will continue monthly thereafter until and including the payment due on March 7, 2024. As of June 30, 2020 the borrowings under the $4.5 Million Equipment Loan were $4.2 million, which amount was drawn on March 2, 2020. There were no borrowings under the $4.5 Million Equipment Loan as of December 31, 2019.

As of June 30, 2020, all loan agreements between the Debtors and the Bank, under the 2018 Master Loan Agreement, the Amendment, and the Ancillary Loan Document are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.

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

Note 6 – Commitments and Contingencies

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of June 30, 2020, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $51.7 million.

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

As of June 30, 2020 and 2019, the Company had no common stock equivalents. For both the three and six months ended June 30, 2020 and June 30, 2019, the computation of the weighted average number of common stock shares outstanding excludes 3,291,238 shares of Treasury Stock.

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

The following table disaggregates the Company’s revenue for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Electrical construction operations (1)
Southeast	$21,256,509	$15,478,325	$40,632,697	$34,829,199
mid-Atlantic	13,728,865	17,415,258	24,143,910	29,468,961
Texas-Southwest	10,854,807	5,882,764	23,344,986	15,423,685
Other electrical construction (2)	832,437	428,021	1,616,417	869,842
Total electrical construction operations	46,672,618	39,204,368	89,738,010	80,591,687
Real estate development operations	1,111,547	5,175,851	2,885,663	11,268,788
Total revenue	$47,784,165	$44,380,219	$92,623,673	$91,860,475
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of June 30, 2020 is $78.0 million. Of this total, $72.0 million is expected to be satisfied within the next twelve months and the remaining balance of $6.0 million is expected to be satisfied thereafter.

Note 9 – Customer Concentration

For the six months ended June 30, 2020 and 2019, the three largest customers accounted for 48.9% and 53.6%, respectively, of the Company’s total revenue. For the three months ended June 30, 2020 and 2019 the three largest customers accounted for 55.4% and 53.4%, respectively, of the Company’s total revenue.

Note 10 – Goodwill and Other Intangible Assets

The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		June 30, 2020			December 31, 2019
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407
Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(277,334)	$362,666	$640,000	$(256,001)	$383,999
Customer relationships	20	350,000	(113,750)	236,250	350,000	(105,000)	245,000
Non-competition agreement	5	10,000	(10,000)	—	10,000	(10,000)	—
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(414,884)	$598,916	$1,013,800	$(384,801)	$628,999

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

From time to time, the Company enters into leases primarily for the electrical construction operation’s equipment needs and to a lesser extent office facilities. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of equipment rather than purchasing them. The Company’s leases have remaining terms ranging from months to seven years, some of which may include options to extend the lease term. Currently, all of the Company’s leases contain fixed payment terms. Additionally, all of our month-to-month leases are cancelable by the Company, at any time and are not included in our right-of-use asset or liability. At June 30, 2020, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company has concluded that it is not reasonably certain that such options will be exercised as the Company does not currently have a compelling economic reason to exercise the options. However, the Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

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

The following table presents a summary of the Company’s lease assets and lease liabilities as of the dates indicated:

	Classification	June 30, 2020	December 31, 2019
Lease Assets
Operating lease assets	Operating lease right-of-use assets	$16,716,244	$6,861,099

Lease Liabilities
Current operating lease liabilities	Current portion of operating lease liability	$3,367,470	$1,880,957
Non-current operating lease liabilities	Other accrued liabilities	13,676,899	4,987,088
Total lease liabilities		$17,044,369	$6,868,045

The total weighted-average incremental borrowing rate and remaining lease term for the Company’s operating leases was 3.12% and 5.76 years, respectively, as of June 30, 2020. Operating lease costs for the three and six months ended June 30, 2020 were $0.6 million and $1.3 million, respectively, which approximate the cash payments for these periods.

The following table presents the Company’s maturity analysis of its operating lease liabilities as of the date indicated:

June 30, 2020
2020	$1,760,719
2021	3,304,807
2022	3,209,956
2023	3,045,077
2024 and beyond	7,305,027
Total lease payments	$18,625,586
Less: interest	(1,581,217)
Present value of lease liabilities	$17,044,369

Note 12 – Business Segment Information

Segment

The Company performs services in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any inter-segment sales have been eliminated.

The following table sets forth certain segment information for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Continuing Operations
Revenue
Electrical construction	$46,672,618	$39,204,368	$89,738,010	$80,591,687
Real estate development	1,111,547	5,175,851	2,885,663	11,268,788
Total revenue	$47,784,165	$44,380,219	$92,623,673	$91,860,475
Operating expenses
Electrical construction	$41,523,044	$36,735,008	$81,886,707	$75,088,621
Real estate development	995,886	4,562,333	2,507,432	9,451,126
Corporate	1,456,831	1,433,307	2,821,432	2,756,117
Total operating expenses	$43,975,761	$42,730,648	$87,215,571	$87,295,864
Operating income (loss)
Electrical construction	$5,149,574	$2,469,360	$7,851,303	$5,503,066
Real estate development	115,661	613,518	378,231	1,817,662
Corporate	(1,456,831)	(1,433,307)	(2,821,432)	(2,756,117)
Total operating income	$3,808,404	$1,649,571	$5,408,102	$4,564,611
Other (expenses) income, net
Electrical construction	$(183,802)	$(392,335)	$(440,130)	$(716,648)
Real estate development	—	(647)	—	(5,499)
Corporate	(23,920)	44,890	6,771	65,900
Total other expenses, net	$(207,722)	$(348,092)	$(433,359)	$(656,247)
Net income (loss) before taxes
Electrical construction	$4,965,772	$2,077,025	$7,411,173	$4,786,418
Real estate development	115,661	612,871	378,231	1,812,163
Corporate	(1,480,751)	(1,388,417)	(2,814,661)	(2,690,217)
Total net income before taxes	$3,600,682	$1,301,479	$4,974,743	$3,908,364
Capital Expenditures
Electrical construction	$3,929,296	$1,796,690	$8,903,319	$13,438,986
Real estate development	182	59,048	321	59,048
Corporate	33,818	113,854	81,600	837,738
Total	$3,963,296	$1,969,592	$8,985,240	$14,335,772
Depreciation and Amortization
Electrical construction	$2,964,215	$2,708,308	$5,820,421	$5,260,544
Real estate development	8,312	6,091	16,601	11,765
Corporate	28,976	24,084	57,292	47,253
Total	$3,001,503	$2,738,483	$5,894,314	$5,319,562

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

The following table sets forth assets by segment as of the dates indicated:

Assets	June 30, 2020	December 31, 2019
Electrical construction	$131,739,480	$111,064,071
Real estate development	6,003,674	7,578,440
Corporate	18,512,581	10,724,667
Total	$156,255,735	$129,367,178

Note 13 – Subsequent Event

Awards Under Long-Term Incentive Plan

On July 1, 2020, the Company issued 230,000 restricted stock units to certain employees and officers of the Company under The Goldfield Corporation 2013 Long-Term Incentive Plan (the “2013 Plan”), which had been approved by the Company’s stockholders on May 30, 2013. These 230,000 shares are the first shares awarded under the 2013 Plan. On each anniversary of the date of the award one third of the restricted stock units awarded will vest, subject to the participant’s continued employment with the Company.

Under the 2013 Plan the maximum number of shares that may be issued pursuant to awards is 1,250,000. Shares that are potentially deliverable under an award that expires or is canceled, forfeited, settled in cash or otherwise settled without the delivery of shares shall not be treated as having been issued under the 2013 Plan. Shares underlying lapsed or forfeited awards of restricted stock units shall not be treated as having been issued pursuant to an award under the 2013 Plan. Shares that are withheld to satisfy the option exercise price or tax withholding obligations related to any award shall be deemed to be shares issued under the 2013 Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We make “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 throughout this document. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” and “continue” or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Factors that may affect the results of our operations include, among others: the level of construction activities by public utilities; the concentration of revenue from a limited number of utility customers; the loss of one or more significant customers; the timing and duration of construction projects for which we are engaged; our ability to estimate accurately with respect to fixed-price construction contracts; and heightened competition in the electrical construction field, including intensification of price competition. Other factors that may affect the results of our operations include, among others: adverse weather; natural disasters; global pandemics; effects of climate changes; changes in generally accepted accounting principles; ability to obtain necessary permits from regulatory agencies; our ability to maintain or increase historical revenue and profit margins; general economic conditions, both nationally and in our region; adverse legislation or regulations; availability of skilled construction labor and materials and material increases in labor and material costs; and our ability to obtain additional and/or renew financing. Other important factors which could cause our actual results to differ materially from the forward-looking statements in this document include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report and as set forth from time to time in our other public filings and public statements. You should not assume that material events subsequent to the date of this Quarterly Report on Form 10-Q have or have not occurred. In addition to the other information included in this report and our other public filings and releases, a discussion of factors affecting our business is included in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A. Risk Factors” and should be considered while evaluating our business, financial condition, results of operations and prospects.

You should read this report in its entirety and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We are a provider of electrical construction services, primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. We are also engaged in real estate development operations of residential properties on the east coast of Central Florida. We report our results under two reportable segments, electrical construction and real estate development. For the six months ended June 30, 2020, our total consolidated revenue was $92.6 million, a 0.8% increase from $91.9 million in the same period in 2019.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the six months ended June 30, 2020 and 2019, three of our customers accounted for approximately 48.9% and 53.6% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.

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

We believe that, to date, COVID-19 has not materially affected our electrical construction operations. We have adopted protocols to protect our customers and their employees, our field workers and office administrative personnel, such as allowing our administrative employees to work remotely from home whenever possible across our subsidiaries based on office specific needs. We closely monitor these protocols based on the evolving COVID-19 environment and will make any necessary adjustments to ensure the safety of our employees and meet the requirements of our customers.

We are continuously monitoring the COVID-19 pandemic, as the effects have varied from customer to customer and region to region, and are changing almost daily. We believe our customers may face various challenges related to the COVID-19 environment, including challenges related to current regulations and the ongoing changes to those regulations. In the short term we may see some disruption to our operations, including potential project start and permitting delays. However, as our services are considered critical by both federal and state governments, and the demand on the electrical infrastructure grid has increased due to the increased number of people working from home, we believe the demand for our services will continue. Our customers have, for the most part, reiterated their capital spending plans for the foreseeable future, including continued investments in grid hardening, renewable integration and system reliability.

There have been no changes to the nature of our controls, processes or procedures as a result of administrative personnel working remotely. Our capital expenditure have continued as planned. We cannot predict with any certainty the future effects of a prolonged epidemic on our nation's economy, our utility customers or our electrical construction projects. We continue to monitor one of our Texas-Southwest customers that has slowed the release of work subsequent to the close of June 30, 2020. We have idle crews that we may need to relocate for the short-term to a different region to keep productive.

With respect to our residential real estate development construction activities, which represent a very small portion of our business, we anticipate that the economic uncertainties and damage caused by the pandemic may dampen customer demand for new units. Please refer to Item 1A. Risk Factors for additional Risk Factors we have added regarding COVID-19.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $0.1 million as of June 30, 2020 and $0.3 million as of December 31, 2019. The accrued contract losses as of June 30, 2020 resulted from various unexpected construction issues. The accrued contract losses as of December 31, 2019 were mainly attributable to transmission projects experiencing unexpected construction issues.

The following table disaggregates our revenue for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Electrical construction operations (1)
Southeast	$21,256,509	$15,478,325	$40,632,697	$34,829,199
mid-Atlantic	13,728,865	17,415,258	24,143,910	29,468,961
Texas-Southwest	10,854,807	5,882,764	23,344,986	15,423,685
Other electrical construction (2)	832,437	428,021	1,616,417	869,842
Total electrical construction operations	46,672,618	39,204,368	89,738,010	80,591,687
Real estate development operations	1,111,547	5,175,851	2,885,663	11,268,788
Total revenue	$47,784,165	$44,380,219	$92,623,673	$91,860,475
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of June 30, 2020 is $78.0 million. Of this total, $72.0 million is expected to be satisfied within the next twelve months and the remaining balance of $6.0 million is expected to be satisfied thereafter.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

The following table presents our segment operating income from continuing operations for the six months ended June 30, 2020 and 2019:

	2020	2019
Electrical construction
Revenue	$89,738,010	$80,591,687
Operating expenses
Costs of goods sold	74,401,761	68,808,411
Selling, general and administrative	1,635,847	1,020,922
Depreciation and amortization	5,820,421	5,260,544
Loss (gain) on sale of property and equipment	28,678	(1,256)
Total costs and expenses	81,886,707	75,088,621
Operating income	$7,851,303	$5,503,066

Real estate development
Revenue	$2,885,663	$11,268,788
Operating expenses
Costs of goods sold	1,943,185	8,329,075
Selling, general and administrative	547,646	1,127,385
Depreciation and amortization	16,601	11,765
Gain on sale of property and equipment	—	(17,099)
Total costs and expenses	2,507,432	9,451,126
Operating income	$378,231	$1,817,662

Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the six months ended June 30, 2020 was $92.6 million, an increase of $0.8 million, or 0.8%, from $91.9 million for the same period in 2019. The increase in revenue was attributable to the increase in electrical construction revenue, partially offset by the decrease in real estate development revenue.

Electrical construction operations revenue was $89.7 million, an increase of $9.1 million, or 11.3%, from $80.6 million for the same period in 2019. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the Texas-Southwest and Southeast regions of $7.9 million and $5.8 million, respectively. These increases are partially offset by decreases in the mid-Atlantic region of $5.3 million. The increases in the Texas-Southwest region were primarily due to continued growth in master service agreement (“MSA”) project activity including service line expansion. The increase in the Southeast region was mainly due to increased transmission project volume. The decrease in the mid-Atlantic region was due to lower MSA customer project activity for the six months ended June 30, 2020, compared to the same period in 2019.

Revenue from real estate development operations decreased to $2.9 million for the six months ended June 30, 2020 from $11.3 million in the same period in 2019, due to the decrease in the number and type of units sold and the timing of completion of units available for sale.

Backlog

Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.

The following table presents our total backlog as of June 30, 2020 and 2019 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. When awarded, our MSA initial terms range from one to seven years. The existing MSAs include two one-year renewals with certain customers, representing $104.7 million, or 31.0% of our total estimated MSA backlog as of June 30, 2020.

	June 30, 2020		June 30, 2019
Electrical Construction	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$73,069,854	$79,071,632	$53,281,106	$53,281,106
Estimated MSAs	98,146,919	338,236,228	53,369,507	146,211,174
Total	$171,216,773	$417,307,860	$106,650,613	$199,492,280
______________________________________
(1) Amount includes firm contract awards under MSA agreements.

Our total backlog as of June 30, 2020 increased $217.8 million, or 109.2% to $417.3 million, compared to $199.5 million as of June 30, 2019. The increase in total backlog is due to the increase in the total amount of estimated MSA work, primarily attributable to the award of four new MSAs.

Our 12-month backlog as of June 30, 2020 increased 60.5% to $171.2 million, from $106.7 million as of June 30, 2019, mainly due to the increase in firm MSA project activity, as well as an increase in the amount of estimated MSA work attributable to the award of new MSAs.

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

As of June 30, 2020 and 2019, estimated MSAs accounted for approximately 81.1% and 73.3% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and we believe provide improved operating efficiencies.

Reconciliation of Electrical Construction Backlog to our Remaining Unsatisfied Performance Obligation

The following table presents a reconciliation of our total backlog as of June 30, 2020 to our remaining unsatisfied performance obligation as defined under GAAP:

June 30, 2020
Total backlog	$417,307,860
Estimated MSAs	(338,236,228)
Estimated firm (1)	(1,093,931)
Total unsatisfied performance obligation	$77,977,701
______________________________________
(1) Represents estimated backlog contract value as of June 30, 2020, on projects awarded.

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

The amount of backlog differs from the amount of our remaining unsatisfied performance obligations partially satisfied as of June 30, 2020 and as described in note 8 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.

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

Operating Results

Total operating income for the six months ended June 30, 2020 was $5.4 million, an increase of $0.8 million, or 18.5%, from $4.6 million for the same period in 2019. This increase was primarily attributable to higher electrical construction gross profit partially offset by lower real estate development gross profit and higher depreciation expenses.

Gross margin on electrical construction operations for the six months ended June 30, 2020 grew to 17.1%, from 14.6% for the same period in 2019. The increase in gross margin was primarily attributable to increased MSA activity with transmission customers and service line expansion in the Texas-Southwest region, which provided improved absorption of fixed-costs. Also contributing to the increase in gross margin was higher foundation construction activity with improved margins. These increases were partially offset by lower transmission project activity, mainly due to delays in the start-up of a newly awarded MSA in our mid-Atlantic region. To a lesser extent, crew availability in the Southeast region also offset the increases in electrical construction gross margin.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the six months ended June 30, 2020 increased to 32.7%, from 26.1% for the same period in 2019. This increase was due to the type of units sold in the six months ended June 30, 2020 when compared to the same period in 2019.

Such gross margin represents real estate development revenue less real estate development costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and gains or losses on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the six months ended June 30, 2020 and 2019:

	2020	2019
Net income (GAAP as reported)	$3,941,441	$2,598,743
Interest expense, net of amount capitalized	546,057	763,553
Provision for income taxes	1,033,302	1,309,621
Depreciation and amortization (1)	5,894,314	5,319,562
EBITDA	$11,415,114	$9,991,479
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

Costs and Expenses

Total costs and expenses decreased by $0.1 million to $87.2 million for the six months ended June 30, 2020, from $87.3 million for the same period in 2019, commensurate with the lower level of real estate development operations, offset by increases in electrical construction cost of goods sold, higher depreciation and selling, general and administrative expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2020 and 2019:

	2020	2019
Electrical construction	$1,635,847	$1,020,922
Real estate development	547,646	1,127,385
Corporate	2,764,071	2,722,576
Total	$4,947,564	$4,870,883

SG&A expenses increased 1.6% to $4.95 million for the six months ended June 30, 2020, from $4.87 million for the same period in 2019. This increase was mainly attributable to increases in electrical construction SG&A, due to a one-time severance charge. Also contributing to the increase were increases in corporate SG&A due to higher legal expenses partially offset by decreases in real estate development selling expenses and lower corporate executive accrued bonus expense for the six months ended June 30, 2020, when compared to the same period in 2019. As a percentage of revenue, SG&A expenses remained relatively unchanged at 5.3% for both comparable periods.

The following table sets forth depreciation and amortization expense for the six months ended June 30, 2020 and 2019:

	2020	2019
Electrical construction	$5,820,421	$5,260,544
Real estate development	16,601	11,765
Corporate	57,292	47,253
Total	$5,894,314	$5,319,562

Depreciation and amortization expense increased $0.6 million, or 10.8%, to $5.9 million for the six months ended June 30, 2020, from $5.3 million for the six months ended June 30, 2019, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the six months ended June 30, 2020 and 2019:

	2020	2019
Income tax provision	$1,033,302	$1,309,621
Effective income tax rate	20.8%	33.5%

Prior to the enactment of the CARES Act, our expected tax rate for the year ending December 31, 2020, which was calculated based on our estimated annual operating results for the year, was 31.1%. However, due to the favorable impact of discrete items of 6.5%, the majority of which are related to the CARES Act, our resulting expected annual rate is 24.6%. Our expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the discrete items.

Our effective tax rate for the six months ended June 30, 2020 was 20.8% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the impact of discrete items totaling $516,000 recorded in the first quarter of 2020. The discrete items were recorded in connection with the net operating loss carryback provisions of the CARES Act and to a lesser extent a state mandated income tax refund. Our effective tax rate is lower than our expected annual tax rate of 24.6% due to the impact of discrete items reported in the first quarter of 2020 which will reduce over the year. Our effective tax rate for the six months ended June 30, 2019 was 33.5% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The decrease in our 2020 expected tax rate when compared to 2019 is attributable to the effects of the CARES Act and other discrete items.

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

The following table presents our operating income from continuing operations for the three months ended June 30, 2020 and 2019:

	2020	2019
Electrical construction
Revenue	$46,672,618	$39,204,368
Operating expenses
Costs of goods sold	37,929,501	33,516,400
Selling, general and administrative	669,039	485,387
Depreciation and amortization	2,964,215	2,708,308
Loss on sale of property and equipment	(39,711)	24,913
Total costs and expenses	41,523,044	36,735,008
Operating income	$5,149,574	$2,469,360

Real estate development
Revenue	$1,111,547	$5,175,851
Operating expenses
Costs of goods sold	740,110	4,139,420
Selling, general and administrative	247,464	433,921
Depreciation and amortization	8,312	6,091
Gain on sale of property and equipment	—	(17,099)
Total costs and expenses	995,886	4,562,333
Operating income	$115,661	$613,518

Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the three months ended June 30, 2020 was $47.8 million, an increase of $3.4 million, or 7.7%, from $44.4 million for the same period in 2019, due to the increase in electrical construction operations revenue, partially offset by the decline in real estate development activity.

Electrical construction operations revenue was $46.7 million, an increase of $7.5 million, or 19.0%, from $39.2 million for the same period in 2019. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the Southeast region of $5.8 million and Texas-Southwest region of $5.0 million, partially offset by a decrease in the mid-Atlantic region of $3.7 million. The increase in the Southeast region was due to an increase in MSA project activity. The increase in the Texas-Southwest region was primarily due to an increase in MSA transmission projects volume and service line expansion for the three months ended June 30, 2020, compared to the same period in 2019. The decrease in the mid-Atlantic region is mainly due to lower MSA customer project activity.

Revenue from real estate development operations decreased to $1.1 million for the three months ended June 30, 2020, from $5.2 million in the same period in 2019, due to the decrease in the number of units sold and the timing of completion of units available for sale.

Operating Results

Total operating income for the three months ended June 30, 2020 was $3.8 million, an increase of $2.2 million, from $1.6 million for the same period in 2019. This increase was primarily attributable to higher electrical construction gross profit, partially offset by lower real estate development gross profit and higher depreciation expenses.

Gross margin on electrical construction operations for the three months ended June 30, 2020 grew to 18.7%, from 14.5% for the same period in 2019. The increase in gross margin was primarily attributable to the increase in transmission project activity at higher margins in the Texas-Southwest region, which provided improved absorption of fixed-costs.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the three months ended June 30, 2020 increased to 33.4%, from 20.0% for the same period in 2019. This increase was due to the type of units sold in the three months ended June 30, 2020, when compared to the same period in 2019.

Such gross margin represents real estate development revenue less real estate development costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended June 30, 2020 and 2019:

	2020	2019
Net income (GAAP as reported)	$2,461,466	$819,122
Interest expense, net of amount capitalized	260,206	411,562
Provision for income taxes	1,139,216	482,357
Depreciation and amortization (1)	3,001,503	2,738,483
EBITDA	$6,862,391	$4,451,524
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

Costs and Expenses

Total costs and expenses increased by $1.2 million to $44.0 million for the three months ended June 30, 2020, from $42.7 million for the same period in 2019, commensurate with the higher level of electrical construction operations, as well as increases in depreciation expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2020 and 2019:

	2020	2019
Electrical construction	$669,039	$485,387
Real estate development	247,464	433,921
Corporate	1,427,855	1,423,253
Total	$2,344,358	$2,342,561

SG&A expenses remained level at $2.3 million for the three months ended June 30, 2020, when compared to the same period in 2019. As a percentage of revenue, SG&A expenses decreased to 4.9% for 2020, from 5.3% for the same period in 2019, due primarily to the aforementioned increase in revenue.

The following table sets forth depreciation and amortization expense for the three months ended June 30, 2020 and 2019:

	2020	2019
Electrical construction	$2,964,215	$2,708,308
Real estate development	8,312	6,091
Corporate	28,976	24,084
Total	$3,001,503	$2,738,483

Depreciation and amortization expense increased $0.3 million, or 9.6%, to $3.0 million for the three months ended June 30, 2020, from $2.7 million for the three months ended June 30, 2019, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended June 30, 2020 and 2019:

	2020	2019
Income tax provision	$1,139,216	$482,357
Effective income tax rate	31.6%	37.1%

Our effective tax rate for the three months ended June 30, 2020 was 31.6% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. Our effective tax rate for the three months ended June 30, 2019 was 37.1% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of June 30, 2020, we had cash and cash equivalents of $27.7 million and working capital of $46.4 million, as compared to cash and cash equivalents of $23.3 million, and working capital of $36.7 million as of December 31, 2019.

In addition to cash flow from operations, we have a $23.0 million revolving line of credit, of which $12.3 million was available for borrowing as of June 30, 2020. This revolving line of credit is used as a Working Capital Loan, as discussed in note 5 to the consolidated financial statements. As a credit guarantor to Truist Bank, we are contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit primarily related to workers’ compensation. The amount of this letter of credit was $0.7 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively, and is deducted from the amount available for borrowing under the Working Capital Loan.

We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis

The following table presents our net cash flows for each of the six months ended June 30, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$2,968,644	$11,542,813
Net cash used in investing activities	(8,838,480)	(14,081,983)
Net cash provided by financing activities	10,318,750	6,636,735
Net increase in cash and cash equivalents	$4,448,914	$4,097,565

Operating Activities

Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.

Cash provided by our operating activities totaled $3.0 million for the six months ended June 30, 2020, compared to cash provided by operating activities of $11.5 million for the same period in 2019. The decrease in cash flows from operating activities was approximately $8.6 million and was mainly due to the changes in our costs and estimated earnings in excess of billings on uncompleted contracts, which totaled a decrease of $7.7 million. Operating cash flows normally fluctuate relative to the needs of our electrical construction and real estate development projects.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2020, was $8.8 million, compared to cash used in investing activities of $14.1 million for the same period in 2019. The decrease in cash used in our investing activities for the six months ended June 30, 2020, when compared to 2019, is primarily attributable to the decrease in capital expenditures for the six months ended June 30, 2020, when compared to the same period in 2019. Capital expenditures for the six months ended June 30, 2020 were $9.0 million, compared to capital expenditures of $14.3 million for the same period in 2019. Our capital spending for the six months ended June 30, 2020 of $9.0 million includes assets placed in service in 2019 but not paid until 2020 totaling $0.1 million. Our capital spending for the six months ended June 30, 2019 of $14.3 million includes assets placed in service in 2018, but not paid until 2019, totaling $2.5 million. Our capital spending for 2020 is expected to total approximately $15.7 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. The majority of our capital budget is for continued expansion and upgrading of our fleet, conversion of leases and purchases of equipment, for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2020, was $10.3 million, compared to cash provided by financing activities of $6.6 million for the same period in 2019. Our financing activities for the current period consisted of borrowings of $10.0 million on our Working Capital Loan, borrowings of $4.5 million on our $4.5 Million Equipment Loan, repayments of $3.9 million on our $38.2 Million Equipment Loan and repayments of $0.3 million on our $4.5 Million Equipment Loan (as these loans are defined in note 5 to the consolidated financial statements). Our financing activities for the six months ended June 30, 2019 consisted of borrowings of $15.5 million and repayments of $3.6 million on our $38.2 Million Equipment Loan and repayments of $5.0 million on our Working Capital Loan (as these loans are defined in note 5 to the consolidated financial statements) and repayments of $56,000 on our other long-term debt, as well as debt issuance costs of $58,000. Our financing activities for the six months ended June 30, 2019, also included the repurchase of 67,709 shares of common stock totaling $161,000.

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

For the quarters ended June 30, 2020 and 2019, our DSO for accounts receivable and accrued billings were 44 and 52, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 40 and 35, respectively. The increase in our DSO for costs and estimated earnings in excess of billings and the decrease in our DSO for accounts receivable for the quarter ended June 30, 2020, when compared to the same quarterly period in 2019, was mainly due to the timing of project billings and cash collections. As of July 31, 2020, we have received approximately 91.2% of our June 30, 2020 outstanding trade accounts receivable and have billed 43.1% of our costs and estimated earnings in excess of billings balance.

Income Taxes Paid

Income tax payments were $80,000 for the six months ended June 30, 2020 of which $82,000 were for the 2020 estimated tax liability and $72,000 were for the estimated 2019 income tax liability. These payments are net of a state mandated $74,000 refund for the 2018 income tax year. Income tax payments were $405,000 for the six months ended June 30, 2019 of which $280,000 were for the 2019 estimated tax liability and the remaining $125,000 for the estimated 2018 income tax liability.

Debt Covenants

Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $2.0 million in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long-term debt), interest expense and rental expense. We were in compliance with all of our covenants as of June 30, 2020.

The following are computations of these most significant financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	June 30, 2020
Tangible net worth minimum	$20,000,000	$69,411,872
Outside debt not to exceed	$2,000,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.50 : 1.00	1.24 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.30 : 1.00	2.37 : 1.00

Forecast

We anticipate our cash on hand and cash flows from operations and credit facilities will provide sufficient cash to enable us to meet our working capital needs, debt service requirements and planned capital expenditures, for at least the next twelve months. The amount of our planned capital expenditures will depend, to some extent, on the results of our future performance. Currently, our capital expenditures have continued as planned. However, our revenue, results of operations and cash flows, as well as our ability to seek additional financing, may be negatively impacted by factors including, but not limited to: a decline in demand for electrical construction services, general economic conditions, heightened competition, availability of construction materials, increased interest rates, adverse weather conditions and any adverse effects of the COVID-19 pandemic.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including Stephen R. Wherry, our Chief Financial Officer and Acting Co-Chief Executive Officer, and Jason M. Spivey, our Acting Co-Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based upon this evaluation, our management, including Mr. Wherry and Mr. Spivey, concluded that our disclosure controls and procedures were effective, as of June 30, 2020, at the reasonable assurance level.

Changes in internal control

Our management, with the participation of Mr. Wherry and Mr. Spivey, is responsible for evaluating changes in our internal control over financial reporting that occurred during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and results could be adversely affected by the global pandemic COVID-19

We are continuously monitoring the COVID-19 pandemic, as the effects have varied from customer to customer and region to region, and are changing almost daily. We believe our customers may face various challenges related to the COVID-19 environment, including challenges related to current regulations and the ongoing changes to those regulations. In the short term we may see some disruption to our operations, including potential project start and permitting delays.

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

On August 5, 2020, the Board of Directors of the Company appointed Stephen R. Wherry, Chief Financial Officer of the Company, and Jason M. Spivey, President of PCA, to the positions of Acting Co-Chief Executive Officers of the Company, to discharge the duties of Chief Executive Officer during the absence of John H. Sottile. Mr. Sottile is currently hospitalized and being treated for a non-COVID related respiratory condition, and the timing of his ability to resume his duties cannot currently be determined.

Mr. Wherry, age 62, has served as Treasurer, Assistant Secretary and Chief Financial Officer of the Company since 1988, Vice President of the Company since 1993 and Senior Vice President of the Company since 2006. Mr. Wherry is a certified public accountant.

Mr. Spivey, age 49, joined Southeast Power as Project Manager in January 2015 and was promoted to Assistant Vice President in May 2016, prior to being appointed President in June 2017.

Item 6.	Exhibits.

3-1

Amended and Restated By-Laws of the Company, dated December 11, 2007, as amended and restated effective May 28, 2020 are hereby incorporated by reference to Item 3-1 of the Company’s Current Report on Form 8-K dated May 29, 2020, heretofore filed with the Commission (file No. 1-7525).

31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
32-1 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32-2 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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

Dated: August 5, 2020		THE GOLDFIELD CORPORATION

	By:	/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Acting Co-Chief Executive Officer, Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ JASON M. SPIVEY
Jason M. Spivey Acting Co-Chief Executive Officer (Co-Principal Executive Officer)