Form 10-Q
period 2020-09-30
GOLDFIELD CORP
filed 2020-11-04
CIK 42316

fn

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of the Registrant’s Common Stock outstanding as of November 2, 2020 was 24,522,534.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	GV	NYSE American

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$20,593,879	$23,272,156
Accounts receivable and accrued billings	27,483,338	23,930,655
Costs and estimated earnings in excess of billings on uncompleted contracts	24,328,912	9,321,368
Income taxes receivable	562,508	1,482,618
Residential properties under construction	919,020	2,060,364
Prepaid expenses	1,216,441	924,733
Other current assets	578,805	46,186
Total current assets	75,682,903	61,038,080
Property, buildings and equipment, at cost, net of accumulated depreciation of $59,627,075 in 2020 and $51,904,568 in 2019	59,166,078	55,073,579
Deferred charges and other assets
Land and land development costs	4,457,410	5,060,581
Cash surrender value of life insurance	92,187	543,433
Goodwill	101,407	101,407
Intangibles, net of accumulated amortization of $429,926 in 2020 and $384,801 in 2019	583,874	628,999
Operating lease right-of-use assets	19,231,952	6,861,099
Other assets	130,000	60,000
Total deferred charges and other assets	24,596,830	13,255,519
Total assets	$159,445,811	$129,367,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$16,355,664	$13,881,277
Billings in excess of costs and estimated earnings on uncompleted contracts	1,227,268	731,492
Current portion of operating lease liability	3,881,692	1,880,957
Current portion of notes payable, net	13,895,635	7,769,497
Accrued remediation costs	80,420	75,545
Total current liabilities	35,440,679	24,338,768
Deferred income taxes	10,078,684	9,008,765
Accrued remediation costs, less current portion	389,950	398,877
Notes payable, less current portion, net	26,388,948	24,402,926
Operating lease liabilities	15,723,328	4,987,088
Other accrued liabilities	150,000	60,000
Total liabilities	88,171,589	63,196,424
Commitments and contingencies (notes 4 and 6)
Stockholders’ equity
Preferred stock, $1 par value, 5,000,000 shares authorized, none issued
Common stock, $.10 par value, 40,000,000 shares authorized; 27,813,772 shares issued; 24,522,534 shares outstanding in 2020 and in 2019.	2,781,377	2,781,377
Additional paid-in capital	18,551,959	18,481,683
Retained earnings	53,380,990	48,347,798
Treasury stock, 3,291,238 shares in 2020 and in 2019, at cost	(3,440,104)	(3,440,104)
Total stockholders’ equity	71,274,222	66,170,754
Total liabilities and stockholders’ equity	$159,445,811	$129,367,178

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Electrical construction	$48,056,897	$43,182,197	$137,794,907	$123,773,883
Real estate development	364,900	1,550,684	3,250,563	12,819,473
Total revenue	48,421,797	44,732,881	141,045,470	136,593,356
Costs and expenses
Electrical construction	39,640,718	36,789,515	114,042,479	105,597,926
Real estate development	244,813	1,031,373	2,187,998	9,360,449
Selling, general and administrative	3,633,799	2,162,360	8,581,365	7,033,244
Depreciation and amortization	3,056,457	2,728,988	8,950,772	8,048,549
(Gain) loss on sale of property and equipment	(25,831)	(45,504)	2,915	(77,571)
Total costs and expenses	46,549,956	42,666,732	133,765,529	129,962,597
Total operating income	1,871,841	2,066,149	7,279,941	6,630,759
Other income (expense), net
Interest income	29,245	28,311	58,939	71,082
Interest expense, net of amount capitalized	(215,063)	(367,244)	(761,118)	(1,130,798)
Other income, net	38,195	27,199	121,199	91,736
Total other expense, net	(147,623)	(311,734)	(580,980)	(967,980)
Income before income taxes	1,724,218	1,754,415	6,698,961	5,662,779
Income tax provision	632,467	592,413	1,665,769	1,902,034
Net income	$1,091,751	$1,162,002	$5,033,192	$3,760,745

Net income per share of common stock — basic	$0.04	$0.05	$0.21	$0.15

Net income per share of common stock — diluted	$0.04	$0.05	$0.21	$0.15

Weighted average shares outstanding
Basic	24,522,534	24,522,534	24,522,534	24,523,731
Diluted	24,554,324	24,522,534	24,533,208	24,523,731

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$5,033,192	$3,760,745
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,950,772	8,048,549
Amortization of debt issuance costs	24,660	22,500
Deferred income taxes	1,069,919	1,685,510
Loss (gain) on sale of property and equipment	2,915	(77,571)
Other losses	215,446	2,572
Stock-based compensation expense	70,276	—
Changes in operating assets and liabilities
Accounts receivable and accrued billings	(3,316,883)	(932,038)
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,007,544)	(1,158,343)
Residential properties under construction	1,141,344	6,839,119
Income taxes receivable	920,110	(263,507)
Prepaid expenses and other assets	(894,327)	1,141,340
Land and land development costs	603,171	(304,998)
Accounts payable and accrued liabilities	2,277,325	1,878,771
Operating leases	366,122	(18,609)
Billings in excess of costs and estimated earnings on uncompleted contracts	495,776	(228,688)
Accrued remediation costs	(4,052)	(22,519)
Net cash provided by operating activities	1,948,222	20,372,833
Cash flows from investing activities
Proceeds from disposal of property and equipment	259,360	399,817
Purchases of property, buildings and equipment	(12,973,359)	(16,156,893)
Net cash used in investing activities	(12,713,999)	(15,757,076)
Cash flows from financing activities
Purchases of treasury stock	—	(161,285)
Proceeds from notes payable	14,500,000	15,500,000
Repayments on notes payable	(6,412,500)	(10,382,000)
Other long-term debt repayments	—	(297,599)
Debt issuance costs	—	(57,883)
Net cash provided by financing activities	8,087,500	4,601,233
Net (decrease) increase in cash and cash equivalents	(2,678,277)	9,216,990
Cash and cash equivalents at beginning of the period	23,272,156	11,402,353
Cash and cash equivalents at end of the period	$20,593,879	$20,619,343
Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$762,983	$1,107,666
Income taxes (refunded) paid, net	$(324,260)	$480,031
Supplemental disclosure of non-cash investing
Liability for equipment acquired	$411,240	$809,521
Right-of-use asset obtained in exchange for operating lease obligations	$14,310,658	$4,215,378

See accompanying notes to consolidated financial statements

THE GOLDFIELD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended September 30, 2020
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of June 30, 2020	27,813,772	$2,781,377	$18,481,683	$52,289,239	$(3,440,104)	$70,112,195
Stock-based compensation			70,276			70,276
Net income				1,091,751		1,091,751
Balance as of September 30, 2020	27,813,772	$2,781,377	$18,551,959	$53,380,990	$(3,440,104)	$71,274,222

Three Months Ended September 30, 2019
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of June 30, 2019	27,813,772	$2,781,377	$18,481,683	$44,219,934	$(3,440,104)	$62,042,890
Repurchase of stock
Net income				1,162,002		1,162,002
Balance as of September 30, 2019	27,813,772	$2,781,377	$18,481,683	$45,381,936	$(3,440,104)	$63,204,892

Nine Months Ended September 30, 2020
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2019	27,813,772	$2,781,377	$18,481,683	$48,347,798	$(3,440,104)	$66,170,754
Stock-based compensation			70,276			70,276
Net income				5,033,192		5,033,192
Balance as of September 30, 2020	27,813,772	$2,781,377	$18,551,959	$53,380,990	$(3,440,104)	$71,274,222

Nine Months Ended September 30, 2019
			Additional			Total
	Common stock		paid-in	Retained	Treasury	stockholders’
	Shares	Amount	capital	earnings	stock	equity
Balance as of December 31, 2018	27,813,772	$2,781,377	$18,481,683	$41,621,191	$(3,278,819)	$59,605,432
Repurchase of stock					(161,285)	(161,285)
Net income				3,760,745		3,760,745
Balance as of September 30, 2019	27,813,772	$2,781,377	$18,481,683	$45,381,936	$(3,440,104)	$63,204,892

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on customer specific information and historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after reasonable means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020 and December 31, 2019, upon its review, management determined it was not necessary to record an allowance for doubtful accounts due to the majority of accounts receivable being generated by electrical utility customers whom the Company considers creditworthy based on timely collection history and other considerations.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accrued billings, income tax receivable, cash surrender value of life insurance policies, accounts payable and notes payable.

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

Fair values of financial instruments are estimated through the use of public market prices, quotes from financial institutions, and other available information. Management considers the carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and accrued billings, income tax receivable, accounts payable and accrued liabilities, to approximate fair value due to the immediate or short-term maturity of these financial instruments. The Company’s carrying value of long-term notes payable are estimated by management to approximate fair value since the interest rates prescribed by Truist Bank are variable market interest rates and are adjusted periodically, and as such, are classified as Level 2. The carrying value of cash surrender value of life insurance is considered by management to approximate fair value as the carrying value is based on the current settlement value under the contract, as provided by the carrier and as such, is classified as Level 2.

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

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, land and residential properties under construction are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, impairment losses are recorded and the related assets are adjusted to their estimated fair value. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, other than in a forced or liquidation sale. The Company also complies with ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company did not record an impairment write-down to its land, land development costs or residential properties under construction carrying value for either of the three or nine months ended September 30, 2020 and 2019.

Goodwill and Intangible Assets

Intangible assets with finite useful lives recorded in connection with a historical acquisition are amortized over the term of the related contract or useful life, as applicable. Intangible assets held by the Company with finite useful lives include customer relationships and trademarks. The Company reviews the values recorded for intangible assets and goodwill to assess recoverability from future operations annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As of December 31, 2019, the Company assessed the recoverability of its long-lived assets and goodwill, by reviewing relevant events and circumstances to evaluate the qualitative factors in addition to the quantitative impairment test. As a result, there was no impairment of the carrying amounts of such assets. There were no events or changes in circumstances as of September 30, 2020 that would indicate that the carrying amounts may not be recoverable.

Share-Based Compensation

The Company recognizes the cost of employee service received in exchange for awards of equity instruments based on the grant date fair value of those awards. The Company recognizes compensation expense on a straight-line basis over the employee service period for awards granted. The Company does not estimate forfeitures when recognizing compensation expense. Forfeitures are accounted for as they occur. Outstanding unvested restricted stock units are not included in common stock outstanding amounts.

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

COVID-19

The Company did not incur significant disruptions to its operations during the nine months ended September 30, 2020 from COVID-19. At this time, the Company is unable to predict the impact that COVID-19 will have on its consolidated financial statements in future periods due to numerous uncertainties. The Company is closely monitoring its efforts to manage the impact of the pandemic on all aspects of the Company’s business and consolidated financial statements. Please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors for additional Risk Factors added by the Company regarding COVID-19.

Note 2 – Contract Assets and Contract Liabilities

The following table presents the net contract assets and liabilities for the electrical construction operations as of the dates indicated:

	September 30, 2020	December 31, 2019	$ Change
Contract assets (1)	$24,328,912	$9,321,368	$15,007,544
Contract liabilities (2)	(1,383,829)	(1,008,679)	(375,150)
Net contract assets	$22,945,083	$8,312,689	$14,632,394
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

The following table presents the changes in the net contract assets and liabilities for the electrical construction operations for the nine months ended September 30, 2020:

$ Change
Cumulative adjustment due to changes in contract values (1)	$2,332,735
Cumulative adjustment due to changes in estimated costs at completion	(996,012)
Revenue recognized in the period	111,819,753
Amounts reclassified to receivables	(98,644,708)
Impairment of contract assets (2)	120,626
Total	$14,632,394
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

For the nine months ended September 30, 2020, $0.4 million of the total revenue recognized in the current period was attributable to the contract liability billings in excess of costs and estimated earnings on uncompleted contracts’ balance as of December 31, 2019.

Note 3 – Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted as a response to the economic uncertainty resulting from the COVID-19 pandemic. The CARES Act includes modifications for net operating loss carrybacks and carryforwards, limitations of business interest expense for tax, immediate refund of alternative minimum tax credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017 for qualified improvement property. Specifically, the CARES Act allows corporate taxpayers to carryback net operating losses originating during 2018 through 2020 for up to five years when the maximum tax rate was 35%. The enactment of the CARES Act has resulted in a material benefit to the Company’s income tax provision for the nine months ended September 30, 2020.

The ultimate impact of the CARES Act may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The Company will continue to assess the impact that various provisions will have on its business.

The following table presents the provision for income tax and the effective tax rates from continuing operations for the dates as indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax provision	$632,467	$592,413	$1,665,769	$1,902,034
Effective income tax rate	36.7%	33.8%	24.9%	33.6%

Prior to adjustments to reflect the impact of the enactment of the CARES Act in March 2020, the Company’s expected tax rate for the year ending December 31, 2020, calculated based on the estimated annual operating results for the year, was 32.2%. However, due to the favorable impact of discrete items of 4.9%, the majority of which are related to the CARES Act, the resulting expected annual rate is 27.3%. The expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by discrete items.

The Company’s effective tax rate for the three months ended September 30, 2020 was 36.7% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the impact of discrete items totaling $492,000. The discrete items were recorded in connection with the net operating loss carryback provisions of the CARES Act and to a lesser extent a state mandated income tax refund. The effective tax rate is higher than our expected annual tax rate of 27.3% due to current quarter increases in discrete items and nondeductible expenses in relation to expected income from prior quarters. The Company’s effective tax rate for the nine months ended September 30, 2020 was 24.9% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the impact of discrete items. It is lower than the expected annual tax rate of 27.3% due to the impact of discrete items reported, which will reduce over the year. The effective tax rate for the three and nine months ended September 30, 2019 was 33.8% and 33.6%, respectively, which differed from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The decrease in the 2020 expected tax rate when compared to 2019 is attributable to the effects of the CARES Act and other discrete items.

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

As of September 30, 2020, the Company’s deferred tax liabilities are primarily comprised of tax depreciation in excess of book depreciation and are offset by deferred tax assets, largely comprised of state bonus depreciation carryovers, accrued vacation, inventory adjustments, lease liabilities reduced by right-of-use assets and accrued remediation costs. The carrying amounts of deferred tax assets are reduced by a valuation allowance, if based on the available evidence, it is more likely than not such assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are expected to be recovered or settled. In the assessment for a valuation allowance, appropriate consideration is given to positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and tax planning alternatives. If the Company determines it will not be able to realize all or part of the deferred tax assets, a valuation allowance would be recorded to reduce deferred tax assets to the amount that is more likely than not to be realized.

Based on assumptions with respect to forecasts of future taxable income and tax planning, among others, the Company anticipates being able to generate sufficient taxable income to utilize the deferred tax assets. Therefore, the Company has not recorded a valuation allowance against deferred tax assets. The minimum amount of future taxable income required to be generated to fully realize the deferred tax assets as of September 30, 2020 is approximately $3.5 million.

The Company has gross unrecognized tax benefits of $800 and $4,000 as of September 30, 2020 and December 31, 2019, respectively. The Company believes that it is reasonably possible that the liability for unrecognized tax benefits related to certain state income tax matters may be settled within the next twelve months. The federal statute of limitation has expired for tax years prior to 2015 and relevant state statutes vary. The Company is currently not under any income tax audits or examinations and does not expect the assessment of any significant additional tax in excess of amounts provided.

The Company accrues interest and penalties related to unrecognized tax benefits as interest expense and other general and administrative expenses, respectively, and not as a component of income taxes.

Note 4 – Commitments and Contingencies Related to Discontinued Operations

Discontinued operations represent former mining activities, the last of which ended in 2002. Pursuant to an agreement with the United States Environmental Protection Agency (the “EPA”), the Company performed certain remediation actions at a property sold over fifty years ago. This remediation work was completed by September 30, 2015. The Company has established a contingency provision related to discontinued operations, which was $0.5 million as of both September 30, 2020 and December 31, 2019. No change to the provision was required for either of the three or nine months ended September 30, 2020 or 2019.

The remaining balance of the accrued remediation costs as of September 30, 2020 mainly represents estimated future charges for EPA response costs, monitoring of the property, and legal costs. The total costs to be incurred in future periods may vary from this estimate. The amounts recorded in the aforementioned contingency provision are not discounted. The provision will be reviewed periodically based upon facts and circumstances available at the time.

Note 5 – Notes Payable

The following table presents the balances of notes payable as of the dates indicated:

				Interest Rates
Truist Bank	Maturity Date	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Working Capital Loan	November 28, 2021	$10,000,000	—	1.96%	—%
$38.2 Million Equipment Loan	March 9, 2024	26,394,000	32,244,000	1.96%	3.52%
$ 4.5 Million Equipment Loan	March 7, 2024	3,937,500	—	1.96%	—%
Total notes payable		40,331,500	32,244,000
Less unamortized debt issuance costs		46,917	71,577
Total notes payable, net		40,284,583	32,172,423
Less current portion of notes payable, net		13,895,635	7,769,497
Notes payable net, less current portion		$26,388,948	$24,402,926

As of September 30, 2020, the Company, and the Company’s wholly owned subsidiaries Southeast Power Corporation (“Southeast Power”), Pineapple House of Brevard, Inc. (“Pineapple House”), Bayswater Development Corporation (“Bayswater”), Power Corporation of America (“PCA”), Precision Foundations, Inc. (“PFI”) and C and C Power Line, Inc. (“C&C”), collectively (the “Debtors,”) were parties to a Master Loan Agreement, dated May 24, 2018 (the “2018 Master Loan Agreement”), with Branch Banking and Trust Company, now known as Truist Bank (the “Bank”), as amended on March 7, 2019 by the First Amendment to the 2018 Master Loan Agreement (the “Amendment”), and on December 6, 2019 by the Note Modification Agreement and related Addendum to Note Modification to the 2018 Master Loan Agreement (collectively, the “Ancillary Loan Document”).

As of September 30, 2020, the Company, the Debtors and the Bank were parties to the Working Capital Loan, evidenced by a promissory note and a series of related ancillary agreements with the Bank, under the 2018 Master Loan Agreement, the Amendment and the Ancillary Loan Document, that has a maximum principal amount of $23.0 million. On March 23, 2020, the Company drew $10.0 million from its Working Capital Loan, of which $5.0 million was repaid on October 5, 2020, to enhance liquidity in view of the uncertainties caused by the COVID-19 pandemic. As of September 30, 2020, borrowings under the Working Capital Loan were $10.0 million. There were no borrowings under the Working Capital Loan as of December 31, 2019.

As a credit guarantor to the Bank, the Company is contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit primarily related to workers’ compensation. The amount of this letter of credit was $0.7 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the Company, the Debtors and the Bank were parties to a $38.2 Million Equipment Loan. Under the documentation related to the $38.2 Million Equipment Loan, principal payments of $598,000 plus accrued interest commenced on March 9, 2019 and continued monthly thereafter until and including the payment due on December 9, 2019. Thereafter, equal monthly principal payments of $650,000, plus accrued interest, commenced on January 9, 2020, and will continue monthly until the March 9, 2024 maturity date. Borrowings under the $38.2 Million Equipment Loan were $26.4 million as of September 30, 2020 and $32.2 million as of December 31, 2019.

As of September 30, 2020, the Company, the Debtors and the Bank were also parties to a $4.5 Million Equipment Loan. Under the documentation related to the $4.5 Million Equipment Loan, borrowings were made only for the purchase of equipment held by the Company under master lease agreements and may not exceed the cost of the lease buy-out. Interest only payments on any amounts drawn commenced on April 7, 2019, and continued monthly through and including the payment due on March 7, 2020. Thereafter, principal payments of $93,750 plus accrued interest commenced on April 7, 2020, and will continue monthly until and including the payment due on March 7, 2024. As of September 30, 2020 the borrowings under the $4.5 Million Equipment Loan were $3.9 million, which amount was drawn on March 2, 2020. There were no borrowings under the $4.5 Million Equipment Loan as of December 31, 2019.

As of September 30, 2020, all loan agreements between the Debtors and the Bank, under the 2018 Master Loan Agreement, the Amendment, and the Ancillary Loan Document are guaranteed by the Debtors and include the grant of a continuing security interest in all now owned and after acquired and wherever located personal property of the Debtors.

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

Note 6 – Commitments and Contingencies

Performance Bonds

In certain circumstances, the Company is required to provide performance bonds to secure its contractual commitments. Management is not aware of any performance bonds issued for the Company that have ever been called by a customer. As of September 30, 2020, outstanding performance bonds issued on behalf of the Company’s electrical construction subsidiaries amounted to approximately $49.7 million.

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

Note 7 – Income Per Share of Common Stock

Basic income per common share is computed by dividing net income by the weighted average number of common stock shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if common stock equivalents, such as stock options outstanding, were exercised into common stock that subsequently shared in the earnings of the Company. Stock awards are excluded from the calculation of diluted earnings per share in the event they are antidilutive.

As of September 30, 2019, the Company had no common stock equivalents. For both the three and nine months ended September 30, 2020 and September 30, 2019, the computation of the weighted average number of common stock shares outstanding for both basic and diluted amounts exclude 3,291,238 shares of Treasury Stock. The computation of the weighted average number of common stock shares outstanding used to calculate diluted income per share for both the three and nine months ended September 30, 2020, include

230,000 unvested restricted stock units. There were no restricted stock units outstanding during either of the three or nine month periods ended September 30, 2020 that were anti-dilutive.

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

The following table disaggregates the Company’s revenue for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Electrical construction operations (1)
Southeast	$19,010,869	$17,127,019	$59,643,565	$51,956,218
mid-Atlantic	15,188,972	11,897,347	39,332,883	41,366,308
Texas-Southwest	11,914,994	13,038,099	35,259,981	28,461,784
Other electrical construction (2)	1,942,062	1,119,732	3,558,478	1,989,573
Total electrical construction operations	48,056,897	43,182,197	137,794,907	123,773,883
Real estate development operations	364,900	1,550,684	3,250,563	12,819,473
Total revenue	$48,421,797	$44,732,881	$141,045,470	$136,593,356
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of September 30, 2020 is $69.4 million. Of this total, $64.9 million is expected to be satisfied within the next twelve months and the remaining balance of $4.5 million is expected to be satisfied thereafter.

Note 9 – Customer Concentration

For the nine months ended September 30, 2020 and 2019, the three largest customers accounted for 51.0% and 54.6%, respectively, of the Company’s total revenue. For the three months ended September 30, 2020 and 2019 the three largest customers accounted for 56.5% and 56.7%, respectively, of the Company’s total revenue.

Note 10 – Goodwill and Other Intangible Assets

The following table presents the gross and net balances of our goodwill and intangible assets as of the dates indicated:

		September 30, 2020			December 31, 2019
	Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived and non-amortizable acquired intangible assets
Goodwill	Indefinite	$101,407	$—	$101,407	$101,407	$—	$101,407
Definite-lived and amortizable acquired intangible assets
Trademarks/Names	15	$640,000	$(288,001)	$351,999	$640,000	$(256,001)	$383,999
Customer relationships	20	350,000	(118,125)	231,875	350,000	(105,000)	245,000
Non-competition agreement	5	10,000	(10,000)	—	10,000	(10,000)	—
Other	1	13,800	(13,800)	—	13,800	(13,800)	—
Total		$1,013,800	$(429,926)	$583,874	$1,013,800	$(384,801)	$628,999

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

From time to time, the Company enters into leases primarily for the electrical construction operation’s equipment needs and to a lesser extent office facilities. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of equipment rather than purchasing them. The Company’s leases have remaining terms ranging from months to seven years, some of which may include options to extend the lease term. Currently, all of the Company’s leases contain fixed payment terms. Additionally, all of our month-to-month leases are cancelable by the Company, at any time and are not included in our right-of-use asset or liability. At September 30, 2020, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company has concluded that it is not reasonably certain that such options will be exercised as the Company does not currently have a compelling economic reason to exercise the options. However, the Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Financing Leases

The Company currently does not have any leases that are classified as financing leases under ASC 842 Leases.

Operating Lease Right-of-Use Assets

Operating lease right-of-use assets are reported under “Operating lease right-of-use assets,” on the Company’s consolidated balance sheet. The current portion operating lease liabilities are reported under “Current portion of operating lease liability” and the non-current portion is reported under “Operating lease liabilities,” respectively on the Company’s consolidated balance sheet. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate, by estimating the Company’s incremental borrowing rate, at the lease commencement date. The majority of the operating lease right-of-use assets are for equipment used in the Company’s electrical construction operations. The incremental borrowing rate used for these leases is based on the interest rate of the outstanding notes payable at the date of lease execution, which reflects the rate the Company would incur to finance the equipment. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following table presents a summary of the Company’s lease assets and lease liabilities as of the dates indicated:

	Classification	September 30, 2020	December 31, 2019
Lease Assets
Operating lease assets	Operating lease right-of-use assets	$19,231,952	$6,861,099

Lease Liabilities
Current operating lease liabilities	Current portion of operating lease liability	$3,881,692	$1,880,957
Non-current operating lease liabilities	Operating lease liabilities	15,723,328	4,987,088
Total lease liabilities		$19,605,020	$6,868,045

The total weighted-average incremental borrowing rate and remaining lease term for the Company’s operating leases were 2.92% and 5.64 years, respectively, as of September 30, 2020. Operating lease costs for the three and nine months ended September 30, 2020 were $0.9 million and $2.2 million, respectively, which approximate the cash payments for these periods.

The following table presents the Company’s maturity analysis of its operating lease liabilities as of the date indicated:

September 30, 2020
2020	$1,024,091
2021	3,884,044
2022	3,789,192
2023	3,624,314
2024 and beyond	8,939,559
Total lease payments	$21,261,200
Less: interest	(1,656,180)
Present value of lease liabilities	$19,605,020

Note 12 – Business Segment Information

Segment

The Company performs services in two segments, electrical construction and real estate development. There were no material amounts of sales or transfers between segments and no material amounts of foreign sales. Any inter-segment sales have been eliminated.

The following table sets forth certain segment information for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Continuing Operations
Revenue
Electrical construction	$48,056,897	$43,182,197	$137,794,907	$123,773,883
Real estate development	364,900	1,550,684	3,250,563	12,819,473
Total revenue	$48,421,797	$44,732,881	$141,045,470	$136,593,356
Operating expenses
Electrical construction	$43,206,985	$39,962,922	$125,093,691	$115,051,543
Real estate development	471,677	1,389,541	2,979,110	10,840,667
Corporate	2,871,294	1,314,269	5,692,728	4,070,387
Total operating expenses	$46,549,956	$42,666,732	$133,765,529	$129,962,597
Operating income (loss)
Electrical construction	$4,849,912	$3,219,275	$12,701,216	$8,722,340
Real estate development	(106,777)	161,143	271,453	1,978,806
Corporate	(2,871,294)	(1,314,269)	(5,692,728)	(4,070,387)
Total operating income	$1,871,841	$2,066,149	$7,279,941	$6,630,759
Other (expenses) income, net
Electrical construction	$(153,229)	$(349,269)	$(593,360)	$(1,065,917)
Real estate development	—	—	—	(5,499)
Corporate	5,606	37,535	12,380	103,436
Total other expenses, net	$(147,623)	$(311,734)	$(580,980)	$(967,980)
Net income (loss) before taxes
Electrical construction	$4,696,683	$2,870,006	$12,107,856	$7,656,423
Real estate development	(106,777)	161,143	271,453	1,973,307
Corporate	(2,865,688)	(1,276,734)	(5,680,348)	(3,966,951)
Total net income before taxes	$1,724,218	$1,754,415	$6,698,961	$5,662,779
Capital Expenditures
Electrical construction	$3,957,702	$1,779,984	$12,861,020	$15,218,970
Real estate development	1,249	—	1,571	59,048
Corporate	29,168	41,137	110,768	878,875
Total	$3,988,119	$1,821,121	$12,973,359	$16,156,893
Depreciation and Amortization
Electrical construction	$3,018,610	$2,695,012	$8,839,030	$7,955,556
Real estate development	8,411	6,926	25,013	18,690
Corporate	29,436	27,050	86,729	74,303
Total	$3,056,457	$2,728,988	$8,950,772	$8,048,549

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

The following table sets forth assets by segment as of the dates indicated:

Assets	September 30, 2020	December 31, 2019
Electrical construction	$138,254,547	$111,064,071
Real estate development	6,191,084	7,578,440
Corporate	15,000,180	10,724,667
Total	$159,445,811	$129,367,178

Note 13 – Stock-Based Compensation

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

As of September 30, 2020, there were 230,000 outstanding unvested restricted stock units under the 2013 Plan. As of September 30, 2020, the 2013 Plan has 1,020,000 shares available for future grants. For the three and nine months ended September 30, 2020, the Company issued 230,000 restricted stock units to officers and other employees of the Company. There were no restricted stock units issued for either of the three or nine months ended September 30, 2019. The restricted stock units were issued with a grant date fair market value equal to the closing price of the stock on the date of the grants. As of September 30, 2020 the total grant-date fair value of awards granted during the period was $837,000. Of the 230,000 restricted stock units issued, 76,667 shares will vest in fiscal year 2021, 76,667 shares will vest in fiscal year 2022 and 76,666 shares will vest in fiscal year 2023. Total stock compensation expense recognized for both the three and nine months ended September 30, 2020 was $70,300. The amount of expense related to share-based payment arrangements are included in specific line items in the financial statement as the compensation for the employees who were granted restricted stock units. Compensation is reported within the “Costs and expenses” section on the Company’s consolidated statements of income. For employees of the electrical construction operations, stock-based compensation expense is reported under the caption “Electrical construction,” and for all other employees, stock-based compensation expense is reported under the caption “Selling, general and administrative.” As of September 30, 2020, there was $767,000 of total unrecognized compensation cost related to the 230,000 non-vested restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 2.75 years.

The following table presents a summary of the Company’s Stock-based compensation expense as of the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense
Electrical construction	$48,888	$—	$48,888	$—
Selling, general and administrative	21,388	—	21,388	—
Total share-based compensation expense	$70,276	$—	$70,276	$—

On October 1, 2020, the Company issued an additional 100,000 restricted stock units to certain of the Company’s officers under the 2013 Plan. As of October 1, 2020, the 2013 Plan has 920,000 shares available for future grants.

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

Overview

We are a provider of electrical construction services, primarily in the Southeast, mid-Atlantic and Texas-Southwest regions of the United States. We are also engaged in real estate development operations of residential properties on the east coast of Central Florida. We report our results under two reportable segments, electrical construction and real estate development. For the nine months ended September 30, 2020, our total consolidated revenue was $141.0 million, a 3.3% increase from $136.6 million in the same period in 2019.

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

The electrical construction business is highly competitive and fragmented. We compete with other independent contractors, including larger regional and national firms that may have financial, operational, technical and marketing resources that exceed our own. We also face competition from existing and prospective customers establishing or augmenting in-house services and organizations that employ personnel who perform similar services as those provided by us. In addition, a significant portion of our electrical construction revenue is derived from a small group of customers that account for a substantial portion of our revenue in any given year. The revenue contribution by any single customer or group of customers may significantly fluctuate from period-to-period. For example, for the nine months ended September 30, 2020 and 2019, three of our customers accounted for approximately 51.0% and 54.6% of our consolidated revenue, respectively. The loss of or decrease in current demand from one or more customers, if not replaced, may result in a material decrease in revenue, margin and profit.

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

There have been no changes to the nature of our controls, processes or procedures as a result of administrative personnel working remotely. We cannot predict with any certainty the future effects of a prolonged epidemic on our nation's economy, our utility customers or our electrical construction projects. Our capital expenditure have continued as planned.

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

The accuracy of our revenue and profit recognition in a given period is almost solely dependent on the accuracy of our estimates of the cost to complete each project. Our projects can be complex and in almost every case the profit margin estimates for a project will either increase or decrease, to some extent, from the amount that was originally estimated at the time of bid. If a current estimate of total costs exceeds the total estimate of revenue to be earned, on a performance obligation, the projected loss is recognized in full when determined. Accrued contract losses were $0.2 million as of September 30, 2020 and $0.3 million as of December 31, 2019. The accrued contract losses as of September 30, 2020 resulted from various unexpected construction issues. The accrued contract losses as of December 31, 2019 were mainly attributable to transmission projects experiencing unexpected construction issues.

The following table disaggregates our revenue for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Electrical construction operations (1)
Southeast	$19,010,869	$17,127,019	$59,643,565	$51,956,218
mid-Atlantic	15,188,972	11,897,347	39,332,883	41,366,308
Texas-Southwest	11,914,994	13,038,099	35,259,981	28,461,784
Other electrical construction (2)	1,942,062	1,119,732	3,558,478	1,989,573
Total electrical construction operations	48,056,897	43,182,197	137,794,907	123,773,883
Real estate development operations	364,900	1,550,684	3,250,563	12,819,473
Total revenue	$48,421,797	$44,732,881	$141,045,470	$136,593,356
______________________________________
(1) Principal electrical construction operations include revenue from transmission lines, distribution systems, substations and drilled pier foundations.
(2) Other electrical construction includes revenue from storm work, fiber optics and other miscellaneous electrical construction items.

The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied as of September 30, 2020 is $69.4 million. Of this total, $64.9 million is expected to be satisfied within the next twelve months and the remaining balance of $4.5 million is expected to be satisfied thereafter.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

The following table presents our segment operating income from continuing operations for the nine months ended September 30, 2020 and 2019:

	2020	2019
Electrical construction
Revenue	$137,794,907	$123,773,883
Operating expenses
Costs of goods sold	114,042,479	105,597,926
Selling, general and administrative	2,209,336	1,544,821
Depreciation and amortization	8,839,030	7,955,556
Loss (gain) on sale of property and equipment	2,846	(46,760)
Total costs and expenses	125,093,691	115,051,543
Operating income	$12,701,216	$8,722,340

Real estate development
Revenue	$3,250,563	$12,819,473
Operating expenses
Costs of goods sold	2,187,998	9,360,449
Selling, general and administrative	766,099	1,478,627
Depreciation and amortization	25,013	18,690
Gain on sale of property and equipment	—	(17,099)
Total costs and expenses	2,979,110	10,840,667
Operating income	$271,453	$1,978,806

Operating income equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the nine months ended September 30, 2020 increased to $141.0 million, an increase of $4.5 million, or 3.3%, from $136.6 million for the same period in 2019. The increase in revenue was attributable to the increase in electrical construction revenue, partially offset by the decrease in real estate development revenue.

Electrical construction operations revenue increased to $137.8 million, an increase of $14.0 million, or 11.3%, from $123.8 million for the same period in 2019. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the Southeast and Texas-Southwest regions of $7.7 million and $6.8 million, respectively. These increases were partially offset by decreases in the mid-Atlantic region of $2.0 million. The increase in the Southeast region was mainly due to increased transmission project volume under both master service agreements (“MSAs”) and non-MSAs. The increases in the Texas-Southwest region were primarily due to continued growth in MSA project activity including service line expansion. Also contributing to the increases in revenue was an increase in revenue categorized as Other, mainly for storm work. The decrease in the mid-Atlantic region was due to lower MSA customer project activity, primarily for the first half of 2020.

Revenue from real estate development operations decreased to $3.3 million for the nine months ended September 30, 2020 from $12.8 million in the same period in 2019, due to the decrease in the number and the type of units sold and the timing of completion of units available for sale.

Backlog

Our backlog represents future services to be performed under existing project-specific fixed-price and maintenance contracts and the estimated value of future services that we expect to provide under our existing MSAs.

The following table presents our total backlog as of September 30, 2020 and 2019 along with an estimate of the backlog amounts expected to be realized within 12 months and during the life of each of the MSAs. When awarded, our MSA initial terms range from one to seven years. The existing MSAs include two one-year renewals with certain customers, representing $102.2 million, or 32.6% of our total estimated MSA backlog as of September 30, 2020.

	September 30, 2020		September 30, 2019
Electrical Construction	12-Month	Total	12-Month	Total
Project-Specific Firm Contracts (1)	$65,266,160	$71,272,180	$48,420,612	$52,865,820
Estimated MSAs	85,975,136	313,911,324	47,628,669	134,645,726
Total	$151,241,296	$385,183,504	$96,049,281	$187,511,546
______________________________________
(1) Amount includes firm contract awards under MSA agreements.

Our total backlog as of September 30, 2020 increased $197.7 million, or 105.4% to $385.2 million, compared to $187.5 million as of September 30, 2019. The increase in total backlog was mainly due to the increase in the total amount of estimated MSA work, primarily attributable to the award of three new MSAs during the twelve months ending September 30, 2020.

Our 12-month backlog as of September 30, 2020 increased 57.5% to $151.2 million, from $96.0 million as of September 30, 2019, mainly due to the increase in estimated MSA work attributable to the award of new MSAs, as well as an increase in the amount of firm MSA project activity.

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

As of September 30, 2020 and 2019, estimated MSAs accounted for approximately 81.5% and 71.8% of total backlog, respectively. We plan to continue to grow our MSA business. MSA contracts are generally multi-year and we believe provide improved operating efficiencies.

Reconciliation of Electrical Construction Backlog to our Remaining Unsatisfied Performance Obligation

The following table presents a reconciliation of our total backlog as of September 30, 2020 to our remaining unsatisfied performance obligation as defined under GAAP:

September 30, 2020
Total backlog	$385,183,504
Estimated MSAs	(313,911,324)
Estimated firm (1)	(1,836,420)
Total unsatisfied performance obligation	$69,435,760
______________________________________
(1) Represents estimated backlog contract value as of September 30, 2020, on projects awarded.

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

The amount of backlog differs from the amount of our remaining unsatisfied performance obligations partially satisfied as of September 30, 2020 and as described in note 8 to the consolidated financial statements, primarily due to the inclusion of estimates of future revenue under MSA and other service agreements within our backlog estimates, as described above.

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

Operating Results

Total operating income for the nine months ended September 30, 2020 increased to $7.3 million, an increase of $0.6 million, or 9.8%, from $6.6 million for the same period in 2019. This increase was primarily attributable to higher electrical construction gross profit partially offset by higher selling, general and administrative and depreciation expenses and lower real estate development gross profit.

Gross margin on electrical construction operations for the nine months ended September 30, 2020 grew to 17.2%, from 14.7% for the same period in 2019. The increase in gross margin was primarily attributable to increased MSA activity with transmission customers and service line expansion in the Texas-Southwest region. Also contributing to the increase in gross margin was higher foundation construction activity with improved margins. These increases were partially offset by lower transmission project activity, mainly due to the delayed start-up of a newly awarded MSA in our mid-Atlantic region, primarily in the first half of 2020.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the nine months ended September 30, 2020 increased to 32.7%, from 27.0% for the same period in 2019. This increase was due to the type of units sold in the nine months ended September 30, 2020 when compared to the same period in 2019.

Such gross margin represents real estate development revenue less real estate development costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and gains or losses on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the nine months ended September 30, 2020 and 2019:

	2020	2019
Net income (GAAP as reported)	$5,033,192	$3,760,745
Interest expense, net of amount capitalized	761,118	1,130,798
Provision for income taxes	1,665,769	1,902,034
Depreciation and amortization (1)	8,950,772	8,048,549
EBITDA	$16,410,851	$14,842,126
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

Costs and Expenses

Total costs and expenses increased by $3.8 million to $133.8 million for the nine months ended September 30, 2020, from $130.0 million for the same period in 2019, commensurate with the higher level of electrical construction operations, as well as increases in selling, general and administrative and depreciation expenses, partially offset by lower real estate development operation expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2020 and 2019:

	2020	2019
Electrical construction	$2,209,336	$1,544,821
Real estate development	766,099	1,478,627
Corporate	5,605,930	4,009,796
Total	$8,581,365	$7,033,244

SG&A expenses increased 22.0% to $8.6 million for the nine months ended September 30, 2020, from $7.0 million for the same period in 2019. Approximately $1.4 million of the increase in SG&A expenses was due to the settlement of amounts owed, including employment agreement and death benefits, to the estate of our former Chief Executive Officer who passed away in August 2020. As a percentage of revenue, SG&A expenses increased to 6.1% from 5.1% for the same period in 2019, due primarily to the aforementioned increase in SG&A expenses.

The following table sets forth depreciation and amortization expense for the nine months ended September 30, 2020 and 2019:

	2020	2019
Electrical construction	$8,839,030	$7,955,556
Real estate development	25,013	18,690
Corporate	86,729	74,303
Total	$8,950,772	$8,048,549

Depreciation and amortization expense increased $0.9 million, or 11.2%, to $9.0 million for the nine months ended September 30, 2020, from $8.0 million for the nine months ended September 30, 2019, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the nine months ended September 30, 2020 and 2019:

	2020	2019
Income tax provision	$1,665,769	$1,902,034
Effective income tax rate	24.9%	33.6%

Prior to adjustments to reflect the impact of the enactment of the CARES Act in March 2020, our expected tax rate for the year ending December 31, 2020,  calculated based on our estimated annual operating results for the year, was 32.2%. However, due to the favorable impact of discrete items of 4.9%, the majority of which are related to the CARES Act, our resulting expected annual rate is 27.3%. Our expected tax rate differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the discrete items.

Our effective tax rate for the nine months ended September 30, 2020 was 24.9% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the impact of discrete items totaling $492,000. The discrete items were recorded in connection with the net operating loss carryback provisions of the CARES Act and to a lesser extent a state mandated income tax refund. Our effective tax rate is lower than our expected annual tax rate of 27.3% due to the impact of discrete items reported, which will reduce over the year. Our effective tax rate for the nine months ended September 30, 2019 was 33.6% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes. The decrease in our 2020 expected tax rate when compared to 2019 is attributable to the effects of the CARES Act and other discrete items.

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

The following table presents our operating income (loss) from continuing operations for the three months ended September 30, 2020 and 2019:

	2020	2019
Electrical construction
Revenue	$48,056,897	$43,182,197
Operating expenses
Costs of goods sold	39,640,718	36,789,515
Selling, general and administrative	573,488	523,899
Depreciation and amortization	3,018,610	2,695,012
Gain on sale of property and equipment	(25,831)	(45,504)
Total costs and expenses	43,206,985	39,962,922
Operating income	$4,849,912	$3,219,275

Real estate development
Revenue	$364,900	$1,550,684
Operating expenses
Costs of goods sold	244,813	1,031,373
Selling, general and administrative	218,453	351,242
Depreciation and amortization	8,411	6,926
Total costs and expenses	471,677	1,389,541
Operating (loss) income	$(106,777)	$161,143

Operating income (loss) equals total operating revenue less operating costs and expenses inclusive of depreciation and amortization, and selling, general and administrative expenses. Operating costs and expenses also include any gains or losses on the sale of property and equipment. Operating income (loss) excludes interest expense, interest income, other income and income taxes.

Revenue

Total revenue for the three months ended September 30, 2020 increased to $48.4 million, an increase of $3.7 million, or 8.2%, from $44.7 million for the same period in 2019, due to the increase in electrical construction operations revenue, partially offset by the decline in real estate development activity.

Electrical construction operations revenue increased to $48.1 million, an increase of $4.9 million, or 11.3%, from $43.2 million for the same period in 2019. The increase in electrical construction revenue was mainly attributable to increases in projects awarded and work completed in the mid-Atlantic region of $3.3 million and the Southeast region of $1.9 million, partially offset by a decrease in the Texas-Southwest region of $1.1 million. The increase in the mid-Atlantic region was primarily due to an increase in MSA project activity across all service lines. The increase in the Southeast region was mainly due to increases in both MSA and non-MSA project activity. Also contributing to the increases in revenue was an increase in revenue categorized as Other, primarily for storm work. The decrease in the Texas-Southwest region was primarily due to a decrease in MSA project volume, mainly transmission work, for the three months ended September 30, 2020, compared to the same period in 2019.

Revenue from real estate development operations decreased to $0.4 million for the three months ended September 30, 2020 from $1.6 million in the same period in 2019, due to the decrease in the number of units sold and the timing of completion of units available for sale.

Operating Results

Total operating income for the three months ended September 30, 2020 was $1.9 million, a decrease of $0.2 million, from $2.1 million for the same period in 2019. This decrease was primarily attributable to higher selling, general and administrative and depreciation expenses, as well as lower real estate development gross profit, partially offset by higher electrical construction gross profit.

Gross margin on electrical construction operations for the three months ended September 30, 2020 grew to 17.5%, from 14.8% for the same period in 2019. The increase in gross margin was primarily attributable to the increase in project activity in our expanded service lines at higher margins across all regions.

Such gross margin represents electrical construction revenue less electrical construction costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and any gains or losses on the sale of property and equipment), divided by electrical construction revenue.

Gross margin on real estate development for the three months ended September 30, 2020 decreased to 32.9%, from 33.5% for the same period in 2019. This decrease was due to the type of units sold in the three months ended September 30, 2020, when compared to the same period in 2019.

Such gross margin represents real estate development revenue less real estate development costs and expenses (excluding depreciation and amortization, selling, general and administrative expenses, and (gain) loss on sale of property and equipment), divided by real estate development revenue.

The following table provides a reconciliation of our net income to EBITDA (a non-GAAP financial measure) for the three months ended September 30, 2020 and 2019:

	2020	2019
Net income (GAAP as reported)	$1,091,751	$1,162,002
Interest expense, net of amount capitalized	215,063	367,244
Provision for income taxes	632,467	592,413
Depreciation and amortization (1)	3,056,457	2,728,988
EBITDA	$4,995,738	$4,850,647
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

Costs and Expenses

Total costs and expenses increased by $3.9 million to $46.5 million for the three months ended September 30, 2020, from $42.7 million for the same period in 2019, commensurate with the higher level of electrical construction operations, as well as increases in selling, general and administrative and depreciation expenses, partially offset by lower real estate development operation expenses.

The following table sets forth selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2020 and 2019:

	2020	2019
Electrical construction	$573,488	$523,899
Real estate development	218,453	351,242
Corporate	2,841,858	1,287,219
Total	$3,633,799	$2,162,360

SG&A expenses increased by $1.5 million to $3.6 million from $2.2 million for the three months ended September 30, 2020, when compared to the same period in 2019. Approximately $1.4 million of the increase in SG&A expenses was due to the settlement of amounts owed, including employment agreement and death benefits, to the estate of our former Chief Executive Officer who passed away in August 2020. As a percentage of revenue, SG&A expenses increased to 7.5% for 2020, from 4.8% for the same period in 2019, due primarily to the aforementioned increase in SG&A expenses.

The following table sets forth depreciation and amortization expense for the three months ended September 30, 2020 and 2019:

	2020	2019
Electrical construction	$3,018,610	$2,695,012
Real estate development	8,411	6,926
Corporate	29,436	27,050
Total	$3,056,457	$2,728,988

Depreciation and amortization expense increased $0.3 million, or 12.0%, to $3.1 million for the three months ended September 30, 2020, from $2.7 million for the three months ended September 30, 2019, as a result of an increase in capital expenditures.

Income Taxes

The following table presents our provision for income tax and effective income tax rate from continuing operations for the three months ended September 30, 2020 and 2019:

	2020	2019
Income tax provision	$632,467	$592,413
Effective income tax rate	36.7%	33.8%

Our effective tax rate for the three months ended September 30, 2020 was 36.7% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes offset by the impact of discrete items. It is higher than our expected annual tax rate of 27.3% due to current quarter increases in discrete items and nondeductible expenses in relation to expected income from prior quarters. Our effective tax rate for the three months ended September 30, 2019 was 33.8% and differs from the federal statutory rate of 21% due to nondeductible expenses and state income taxes.

Liquidity and Capital Resources

Working Capital Analysis

Our primary cash needs have been for capital expenditures and working capital. Our primary sources of cash have been cash flow from operations and borrowings under our lines of credit and equipment financing. As of September 30, 2020, we had cash and cash equivalents of $20.6 million and working capital of $40.2 million, as compared to cash and cash equivalents of $23.3 million, and working capital of $36.7 million as of December 31, 2019.

In addition to cash flow from operations, we have a $23.0 million revolving line of credit, of which $12.3 million was available for borrowing as of September 30, 2020. This revolving line of credit is used as a Working Capital Loan, as discussed in note 5 to the consolidated financial statements. As a credit guarantor to Truist Bank, we are contingently liable for the guaranty of a subsidiary obligation under an irrevocable letter of credit primarily related to workers’ compensation. The amount of this letter of credit was $0.7 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively, and is deducted from the amount available for borrowing under the Working Capital Loan. On October 5, 2020, the Company made a payment of $5.0 million on the Working Capital Loan.

We anticipate that this cash on hand, our credit facilities and our future cash flows from operating activities will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months.

Cash Flow Analysis

The following table presents our net cash flows for each of the nine months ended September 30, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$1,948,222	$20,372,833
Net cash used in investing activities	(12,713,999)	(15,757,076)
Net cash provided by financing activities	8,087,500	4,601,233
Net (decrease) increase in cash and cash equivalents	$(2,678,277)	$9,216,990

Operating Activities

Cash flows from operating activities are comprised of net income, adjusted to reflect the timing of cash receipts and disbursements therefrom. Our cash flows are influenced by the level of operations, operating margins and the types of services we provide, as well as the stages of our electrical construction projects.

Cash provided by our operating activities totaled $1.9 million for the nine months ended September 30, 2020, compared to cash provided by operating activities of $20.4 million for the same period in 2019. The decrease in cash flows from operating activities was approximately $18.4 million and was mainly due to the changes in our costs and estimated earnings in excess of billings on uncompleted contracts, which totaled a decrease of $13.9 million and the changes in our residential properties under construction which totaled a decrease of $5.7 million. Operating cash flows normally fluctuate relative to the needs of our electrical construction and real estate development projects.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020, was $12.7 million, compared to cash used in investing activities of $15.8 million for the same period in 2019. The decrease in cash used in our investing activities for the nine months ended September 30, 2020, when compared to 2019, is primarily attributable to the decrease in capital expenditures for the nine months ended September 30, 2020, when compared to the same period in 2019. Capital expenditures for the nine months ended September 30, 2020 were $13.0 million, compared to capital expenditures of $16.2 million for the same period in 2019. Our capital spending for the nine months ended September 30, 2020 of $13.0 million includes assets placed in service in 2019 but not paid until 2020 totaling $0.1 million. Our capital spending for the nine months ended September 30, 2019 of $16.2 million includes assets placed in service in 2018, but not paid until 2019 totaling $2.5 million. Our capital spending for 2020 is expected to total approximately $16.2 million. Our capital expenditures are mainly for the purchases of equipment, primarily trucks and heavy machinery, used by our electrical construction operations for the upgrading and replacement of equipment. The majority of our capital budget is for continued expansion and upgrading of our fleet and the conversion of leases for our electrical construction operations. We plan to fund these purchases through our cash on hand and equipment financing, consistent with past practices.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $8.1 million, compared to cash provided by financing activities of $4.6 million for the same period in 2019. Our financing activities for the nine months ended September 30, 2020 consisted of borrowings of $10.0 million on our Working Capital Loan, borrowings of $4.5 million on our $4.5 Million Equipment Loan, repayments of $5.9 million on our $38.2 Million Equipment Loan and repayments of $0.6 million on our $4.5 Million Equipment Loan (as these loans are defined in note 5 to the consolidated financial statements). Our financing activities for the nine months ended September 30, 2019 consisted of borrowings of $15.5 million and repayments of $5.4 million on our $38.2 Million Equipment Loan, repayments of $5.0 million (as these loans are defined in note 5 to the consolidated financial statements) and repayments of $0.3 million on our other long-term debt, as well as debt issuance costs of $58,000. Our financing activities for the nine months ended September 30, 2019, also included the repurchase of 67,709 shares of common stock totaling $161,000.

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

For the quarters ended September 30, 2020 and 2019, our DSO for accounts receivable and accrued billings were 52 and 49, respectively, and our DSO for costs and estimated earnings in excess of billings on uncompleted contracts were 47 and 28, respectively. The increase in our DSO for costs and estimated earnings in excess of billings and the increase in our DSO for accounts receivable for the quarter ended September 30, 2020, when compared to the same quarterly period in 2019, was mainly due to the timing of project billings and cash collections. As of November 3, 2020, we have received approximately 92.1% of our September 30, 2020 outstanding trade accounts receivable and have billed 40.6% of our costs and estimated earnings in excess of billings balance.

Income Taxes Paid

Net income tax refunded was $324,000 for the nine months ended September 30, 2020 due to $2.1 million refunded for prior year income tax liability payments offset by payments of $1.7 million for the 2020 estimated tax liability and $72,000 for the 2019 tax liability. Refunds include $823,000 for the 2018 net operating loss carryback, $1.2 million for the 2018 federal tax overpayment and a state mandated $74,000 for the 2018 income tax year. Income tax payments were $480,000 for the nine months ended September 30, 2019 of which $355,000 was for the 2019 estimated tax liability and the remaining $125,000 for the 2018 income tax liability.

Debt Covenants

Our debt arrangements contain various financial and other covenants including cross-default provisions whereby any default under any loans of the Company (or its subsidiaries) with the lender, will constitute a default under all of the other loans of the Company (and its subsidiaries) with the lender. The most significant of the covenants are: maximum debt to tangible net worth ratio and fixed charge coverage ratio. We must maintain: a tangible net worth of at least $20.0 million calculated quarterly; no more than $2.0 million in outside debt (with certain exceptions); a maximum debt to tangible net worth ratio of no greater than 2.5 : 1.0 and a fixed charge coverage ratio that is to equal or exceed 1.3 : 1.0. The fixed charge coverage ratio is calculated annually using EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expense) divided by the sum of CPLTD (current portion of long-term debt), interest expense and rental expense. We were in compliance with all of our covenants as of September 30, 2020.

The following are computations of these most significant financial covenants:

		Actual as of
Covenants Measured at Each Quarter End:	Covenant	September 30, 2020
Tangible net worth minimum	$20,000,000	$70,588,941
Outside debt not to exceed	$2,000,000	$—
Maximum debt/tangible net worth ratio not to exceed	2.50 : 1.00	1.25 : 1.00
Covenants Measured Only at Year End:
Earnings to fixed charge coverage ratio must equal or exceed	1.30 : 1.00	2.37 : 1.00

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management in a timely manner. An evaluation was performed under the supervision and with the participation of our management, including Stephen R. Wherry, our Chief Financial Officer and Acting Co-Chief Executive Officer, and Jason M. Spivey, our Acting Co-Chief Executive Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based upon this evaluation, our management, including Mr. Wherry and Mr. Spivey, concluded that our disclosure controls and procedures were effective, as of September 30, 2020, at the reasonable assurance level.

Changes in internal control

Our management, with the participation of Mr. Wherry and Mr. Spivey, is responsible for evaluating changes in our internal control over financial reporting that occurred during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. No changes in our internal control over financial reporting occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Although some of the restrictions are beginning to be lifted, many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•	the decline in customer demand as a result of general decline in business activity;
•

the destabilization of the markets and decline in business activity negatively impacting our customer growth in the number of customers in our services territory as well as our customers’ ability to pay for our services when due (or at all);

•	delay in obtaining or inability to obtain regulatory actions and outcomes that could be material to our business, including construction permits;
•	delay or inability to procure essential equipment, supplies or materials in adequate quantities and at acceptable prices;
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10-1	Form of Retention Bonus Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 7, 2020, heretofore filed with the Commission (File No. 1-7525)
31-1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
31-3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. Section 7241
32-1 (1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

(1)This exhibit is furnished in accordance with Regulation S-K Item 601(b)(32) and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2020		THE GOLDFIELD CORPORATION

	By:	/s/ STEPHEN R. WHERRY
Stephen R. Wherry
Acting Co-Chief Executive Officer, Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
(Co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ JASON M. SPIVEY
Jason M. Spivey Acting Co-Chief Executive Officer (Co-Principal Executive Officer)